Form 10-Q
period 1999-06-30
STAMPS COM INC
filed 1999-08-09
CIK 1082923

                                                        OMB APPROVAL
                                                 -----------------------------
                                                 OMB Number:         3235-0070
                                                 Expires:    February 28, 2000
                                                 Estimated average burden
                                                 hours per response:....190.00
                                                 -----------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999
                                -----------------------------------------------

                                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number:
                        ------------------------------------------------------

                                Stamps.com Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                                                           77-0454966
----------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

3420 Ocean Park Boulevard, Suite 1040, Santa Monica, California                                        90405
----------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                             (Zip Code)

                                (310) 581-7200
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ ]  No [X]


   The number of shares of the registrant's common stock, $0.001 par value,
--------------------------------------------------------------------------------
                outstanding as of August 6, 1999 was 34,822,859
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                             June 30,                          December 31,
                                                                               1999                               1998
                                                                           ------------                        -----------
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents......................................         $ 71,661,995                        $ 3,470,207
   Prepaid expenses...............................................            1,370,861                             48,118
                                                                           ------------                        -----------
Total current assests.............................................           73,032,856                          3,518,325
Property and equipment, net.......................................            2,413,597                            670,301
Other assets......................................................              679,125                            237,193
                                                                           ------------                        -----------
Total assets......................................................         $ 76,125,578                        $ 4,425,819
                                                                           ============                        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Line of credit.....................................................     $  1,000,000                        $ 1,000,000
   Accounts payable...................................................        1,329,497                            392,372
   Accrued expenese...................................................        1,704,967                            533,470
   Current portion of capital lease obligations.......................          207,684                            207,683
                                                                           ------------                        -----------
Total current liablilities............................................        4,242,148                          2,133,525
Capital lease obligations, less current portion.......................          165,966                            265,070
Commitments
   Redeemable preferred stock.........................................               --                          5,978,344
Stockholders' equity (deficit):
   Common stock.......................................................           34,781                              6,901
   Additional paid-in.................................................       95,469,126                          1,437,859
   Notes receivable from stock........................................         (110,000)                          (117,000)
   Deferred compenstation.............................................       (9,136,000)                        (1,083,000)
   Deficit accumulated during the development stage...................      (13,600,983)                        (4,195,880)
   Treasury stock at cost.............................................         (939,460)                                --
                                                                           ------------                        -----------
Total stockholders' equity (deficit)..................................       71,717,464                         (3,951,120)
                                                                           ------------                        -----------
Total liabilities and stockholders' equity (deficit)..................     $ 76,125,578                        $ 4,425,819
                                                                           ============                        ===========


  The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     Three Months                                Period from        Period from
                                                         Ended                  Six Months     January 9, 1998    January 9, 1998
                                            -------------------------------       Ended         (inception) to     (inception) to
                                            June 30, 1999    June 30, 1998    June 30, 1999     June 30, 1998      June 30, 1999
                                            --------------   --------------   --------------   ----------------   ----------------
Revenues                                      $        --      $        --      $        --         $       --       $         --
Costs and expenses:
   Research and development...............      1,518,839          172,437        2,678,611            255,818          4,210,422
   General and administrative.............      4,550,446          331,912        7,078,872            611,625          9,727,151
                                            --------------   --------------   --------------   ----------------   ----------------
      Total costs and expenses............      6,069,285          504,349        9,757,483            867,443         13,937,573
                                            --------------   --------------   --------------   ----------------   ----------------
Loss from operations......................     (6,069,285)        (504,349)      (9,757,483)          (867,443)       (13,937,573)
Other income (expense):
   Interest expense.......................        (48,698)            (465)         (81,699)              (465)          (109,323)
   Interest income........................        399,060              950          434,079                950            445,913
                                            --------------   --------------   --------------   ----------------   ----------------
Net loss..................................    $(5,718,923)     $  (503,864)     $(9,405,103)        $ (866,958)      $(13,600,983)
                                            ==============   ==============   ==============   ================   ================

Basic and diluted net loss per share......    $     (0.66)     $     (0.10)     $     (1.19)        $    (0.19)      $      (2.04)
                                            ==============   ==============   ==============   ================   ================
Pro forma basic and diluted net loss per
 share....................................    $     (0.19)     $     (0.05)     $     (0.34)        $    (0.10)      $      (0.70)
                                            ==============   ==============   ==============   ================   ================
Weighted average shares outstanding used
 in basic and diluted per-share
 calculation..............................      8,692,000        4,898,000        7,889,000          4,599,000          6,671,000

Weighted average shares outstanding used
 in pro forma basic and diluted
 per-share calculation....................     30,054,000       10,541,000       27,876,000          8,609,000         19,449,000


  The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              Period from       Period from
                                                                                              January 9,         January 9,
                                                                            Six Months           1998               1998
                                                                              Ended         (inception) to     (inception) to
                                                                             June 30,          June 30,           June 30,
                                                                               1999              1998               1999
                                                                         ----------------   ---------------   ----------------
Cash flows from operating activities:
Net loss................................................................    $(9,405,103)       $ (866,958)      $(13,600,983)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization.....................................        185,734            15,045            267,274
      Amortization of deferred compensation.............................      1,460,000             8,000          1,627,000
      Changes in operating assets and liabilities:
        Prepaid expenses................................................     (1,322,743)           (7,736)        (1,370,861)
        Accounts payable................................................        937,125            75,051          1,329,497
        Accrued expenses................................................      1,171,497            20,928          1,704,967
                                                                            -----------        ----------       ------------
Net cash used in operating activities...................................     (6,973,490)         (755,670)       (10,043,106)

Cash flows used in investing activities:
   Capital expenditures.................................................     (1,926,335)          (92,615)        (2,121,632)
   Other................................................................       (437,626)          (32,944)          (646,697)
                                                                            -----------        ----------       ------------
Net cash used in investing activities...................................     (2,363,961)         (125,559)        (2,768,329)

Cash flows from financing activities:
   Net proceeds from line of credit.....................................             --                --          1,000,000
   Repayment of capital lease obligations...............................        (99,103)           (5,174)          (181,048)
   Issuance of redeemable preferred stock, net..........................     28,299,594         1,463,343         34,277,938
   Issuance of common stock.............................................     50,265,000            18,332         50,312,792
   Repurchase of common stock...........................................       (939,460)               --           (939,460)
   Proceeds from exercise of stock options..............................          3,208                --              3,208
                                                                            -----------        ----------       ------------
Net cash provided by financing activities...............................     77,529,239         1,476,501         84,473,430
                                                                            -----------        ----------       ------------

Net increase in cash and cash equivalents...............................     68,191,788           595,272         71,661,995
Cash and cash equivalents at beginning of period........................      3,470,207                --                 --
                                                                            -----------        ----------       ------------
Cash and cash equivalents at end of period..............................    $71,661,995        $  595,272       $ 71,661,995
                                                                            ===========        ==========       ============

  The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.

                         NOTES TO FINANCIAL STATEMENTS
     (ALL INFORMATION WITH RESPECT TO JUNE 30, 1999 AND 1998 IS UNAUDITED)

1. Summary of Significant Accounting Policies

 Description of Business and Basis of Presentation

     Stamps.com Inc. (or the Company), formerly known as StampMaster, Inc., was incorporated in Delaware on January 9, 1998, and is a development stage company. Its primary activities since inception have been to develop an Internet-based postage service delivery system for end-users and raise capital to finance operations.

     The Company is subject to the normal risks associated with a development stage enterprise in the technology industry. These risks include, among others, the risks associated with product development, commercial roll-out of its Internet postage service, US Postal Service regulation, acceptance of the product by end users and the ability to raise additional capital to sustain operations.

     The Company's Internet postage service for purchasing postage over the Internet has not yet been approved by the US Postal Service. The Company is currently in the pre-approval testing stage of the US Postal Service's Information Based Indicia Program. There can be no assurance that the Company's service will successfully emerge from this testing phase or that the US Postal Service will approve the service for commercial use.

     The financial statements are unaudited, other than the balance sheet at December 31, 1998, and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of December 31, 1998 and related notes included in the Company's prospectus related to its initial public offering filed with the Securities and Exchange Commission (the "SEC") on June 25, 1999.


2. INITIAL PUBLIC OFFERING

     In June and July 1999, the Company completed an initial public offering in which the underwriters sold to the public 5,750,000 shares of Common Stock, including 750,000 shares in connection with the exercise of the underwriters' over-allotment option, at $11.00 per share. The Company's proceeds from the offering, after deducting underwriting discounts and commissions, were $10.23 per share, or $58,822,500 in the aggregate. Upon the closing of that offering, the Company repurchased 704,595 shares of Common Stock for $939,460 and converted all the Company's Redeemable Preferred Stock to Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 95,000,000 shares of Common Stock of which approximately 34,076,000 shares were outstanding at June 30, 1999. Please refer to "Part II--Other Information-- Item2(d)" for a discussion of use of proceeds from the Company's initial public offering.


3. LEGAL PROCEEDINGS

     Please refer to "Part II--Other Information--Item 1" of this report for a discussion of legal proceedings.

4. COMPUTATION OF HISTORICAL NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     Basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

     Common equivalent shares, consisting of unvested restricted Common Stock and incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred stock, are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

     Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, B and C Preferred Stock into shares of the Company's Common Stock effective upon the closing of the Company's Initial Public Offering as if such conversion occurred at inception or the date of original issuance, if later. Pro forma diluted earnings per share is computed using the pro forma weighted average number of common and common equivalents shares outstanding during the period, to the extent such shares are dilutive.


5. INCOME TAXES

     As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three months ended June 30, 1999 and June 30, 1998 and the six months ended June 30, 1999 and the period from January 9, 1998 (inception) to June 30, 1998.

6. SUBSEQUENT EVENTS

     On August 9, 1999, the Company's Internet postage service was approved by the US Postal Service for commercial release.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Cautionary Statement

        This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning the Internet postage market and commercial approval and release of our Internet postage service; pending litigation regarding intellectual property infringement allegations; postal service regulation of our business; projected operating losses; strategic relationships and distribution arrangements; the security of our Internet postage service; competition; the need for additional capital; Year 2000 compliance; and the commercial acceptance of our Internet postage service. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our prospectus related to our initial public offering filed with the Securities and Exchange Commission ("SEC") on June 25, 1999, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our prospectus filed with the SEC on June 25, 1999, that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Overview

   Stamps.com Inc. offers a convenient, cost effective and easy to use service for purchasing and printing postage over the Internet. On August 9, 1999, our Internet postage service was approved by the US Postal Service for commercial release.

   To date, we have not recognized any revenue and do not expect to recognize any revenues until after we commercially release our Internet postage service. We intend to offer promotional programs to build our brand recognition and attract a customer base. For example, as a part of several distributor agreements, we plan to provide a promotional offer that allows our distributors to offer a limited amount of free postage to their customers who purchase a set amount of postage from our Internet postage service. The promotional offer can be terminated at any time at our sole discretion. Costs associated with any ``free postage'' promotion will be classified as sales and marketing expenses. We cannot at this time predict whether the ``free postage'' promotional offer or any other promotional offer will have a material impact on our results of operations.

   In late June 1999, we launched our new Web site, which contains proposed pricing plans for our commercial release. We are currently contemplating offering two different service plans to our users: a Business Plan and a Personal Plan. Under each plan, a user purchases postage at cost and is charged a monthly convenience fee based on how much postage he or she uses during the month. The Business Plan, which is targeted at high volume users of mail such as home offices and small offices and businesses, assesses a convenience fee equal to 10% of the postage used during the month. This plan has a monthly minimum fee of $3.99 and a monthly maximum fee of $19.99. The Personal Plan, which is targeted at light volume personal users of mail, charges a flat rate monthly convenience fee of $1.99 that allows a customer to use up to $25 of postage per month. If a Personal Plan customer uses more than $25 postage in any given month, a 15% convenience fee on the amount of additional postage used over $25 will be added to the $1.99 flat rate. The maximum charge under the Personal Plan is $19.99. The Personal Plan offers customers the ability to pre-pay one year's worth of $1.99 fees at a discounted rate of $19.99 with all other terms of the Personal Plan the same as described. Under both plans, convenience fees are calculated and charged at the end of a monthly billing cycle.

   Although we have established these initial pricing programs, given the lack of an established or proven commercial market for Internet postage, we may need to reconsider these plans sometime in the future. We cannot be sure that these proposed fees will be our ultimate pricing approach or that these fees will generate significant customer use of our service. As a result, we cannot predict whether any contemplated pricing or fee structure will ever generate revenues or profits for us. See ``Risk Factors-- We have a history of losses and expects to incur losses in the future, and may never achieve profitability.''


Results of Operations

   Revenues.   We have recognized no revenues to date and do not expect to recognize revenues until after our Internet postage service is commercially released. Upon commercial release, we will offer service plans that provide access to our Internet Postage Server and, as described above, have plans to assess a convenience fee based on the customer's postage use.

   Cost of Revenues.   We currently have no cost of revenues because we have not
recognized any revenues to date. Once we begin to charge convenience fees, cost of revenues will primarily consist of costs related to customer service activities and server and network operations and, to a lesser extent, bank processing charges for customer fees paid by credit card, Internet connection charges, depreciation of server and network equipment, and allocation of overhead. We are subject to ongoing US Postal Service regulation. Any change in requirements of specifications for Internet postage could adversely affect our cost of revenues by increasing the cost of providing our Internet postage service. See "Risk Factors--Ongoing US Postal Service regulation may cause disruptions or the discontinuance of our business."

   Sales and Marketing Expenses. Costs related to our sales and marketing efforts, which to date have not been significant, are currently classified as general and administrative expenses until we begin charging convenience fees. Sales and marketing expenses will consist of compensation for sales and marketing personnel, advertising, creative development, branding activities, and promotional costs and commissions. The majority of these costs will be directed to programs designed to build brand name recognition, attract a customer base, and retain the anticipated customer base.

   Research and Development Expenses.   Research and development expenses
principally consist of compensation for personnel involved in the development effort of our Internet postage service, and expenditures for consulting services, third-party software, and other costs related to development. Research and development expenses for the three months ended June 30, 1999 were $1.5 million compared to $0.2 million for the three months ended June 30, 1998. Research and development expenses for the six months ended June 30, 1999 increased to $2.7 million from $0.3 million for the period from January 9, 1998 (inception) to June 30, 1998. These increases are due to expanded development efforts in the related periods, including increased personnel and consulting costs. We believe that significant investments in research and development are required to remain competitive and expect to continue incurring significant research and development expenses.

   General and Administrative Expenses.   General and administrative expenses
consist primarily of salaries and related costs for general corporate functions, including facility costs, and fees for legal and other professional services, and, to a lesser extent, sales and marketing expenses and costs of revenues. General and administrative expenses for the three months ended June 30, 1999 were $4.6 million compared to $0.3 million for the three months ended June 30, 1998. General and administrative expenses for the six months ended June 30, 1999 increased to $7.1 million from approximately $0.6 million for the period from January 9, 1998 (inception) to June 30, 1998. These increases are principally due to increases in personnel, facility costs, professional service fees, and amortization of deferred compensation. After we exit our development stage status, we will reclassify sales and marketing expenses and costs of revenue to conform to future presentations.

   Interest Income (Expense), Net.   Interest income (expense), net includes
income from our cash and investments and expense related to financing our obligations. We had interest income (expense), net for the three months ended June 30, 1999 of $350,000 compared to $485 for the three months ended June 30, 1998. Interest income (expense), net for the six months ended June 30, 1999 was $352,000 compared to approximately $485 for the period from January 9, 1998 (inception) to June 30, 1998. The increase is due to a higher average investment balance attributable to the private sale of preferred stock in February and March 1999 and the initial public offering in June 1999.


Liquidity and Capital Resources

   As of June 30, 1999, we had approximately $71.7 million in cash and cash equivalents. In June and July 1999, we completed an initial public offering in which the underwriters sold to the public 5,750,000 shares of Common Stock, including 750,000 shares in connection with the exercise of the underwriters' over-allotment option, at $11.00 per share. Our proceeds from the offering, after deducting underwriting discounts and commissions, were $10.23 per share, or $58,822,500 in the aggregate. We regularly invest excess funds in short-term money market funds and commercial paper.

   In December 1998, we entered into a distribution and marketing agreement with America Online that will require payments by us of $2.3 million through February 2000. In May 1999, we entered into a facility lease agreement for our corporate headquarters with minimum lease payments of approximately $4.8 million through May 2004. Also in May 1999, we entered into an agreement with Intuit which requires payments by us of $3.3 million through 2000.

   On June 16, 1999, Pitney Bowes filed a patent infringement lawsuit against us. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. If Pitney Bowes successfully asserts an infringement claim against us or if we are unable to obtain a license from Pitney Bowes, our business and operations would be severely impacted. See ``Risk Factors--Intellectual property infringement claims, including a June 1999 claim against us by Pitney Bowes, could delay our development and harm our results of operations''

   Net cash used in operating activities was $7.0 million for the six months ended June 30, 1999 compared to $0.8 million for the period from January 9, 1998 (inception) to June 30, 1998. The increase in net cash used in operating activities resulted primarily from increases in net loss and prepaid expenses partially offset by increases in accrued expenses and accounts payable.

   Net cash used in investing activities was $2.4 million for the six months ended June 30, 1999 compared to $0.1 million for the period from January 9, 1998
(inception) to June 30, 1998.   The increase in net cash used in investing
activities resulted primarily from increased capital expenditures for computer equipment, purchased software and office equipment.

   Net cash provided by financing activities was $77.5 million for the six months ended June 30, 1999 compared to $1.5 million for the period from January 9, 1998 (inception) to June 30, 1998. The increase in net cash provided by financing activities resulted principally from the initial public offering and the private sale of preferred stock.

   We anticipate that our current cash balances will be sufficient to fund our operations for at least the next 12 months. However, we may require substantial working capital to fund our business and may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. See ``Risk Factors--Our growth and operating results could be impaired if we are unable to meet our future capital requirements.''

Year 2000

   Many existing computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. If not corrected, there could be system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these ``Year 2000'' requirements.

   The US Postal Service requires participants in the Information Based Indicia Program to maintain Year 2000 compliant systems and software. As a result, we have reviewed the Year 2000 compliance of our systems. This review has included testing to determine how the systems will function at and beyond the Year 2000. Since inception, we have internally developed substantially all of the systems for the operation of our Internet postage service. These systems include the software used to provide customer interaction and transactional and distribution functions to our service, as well as monitoring and back-up capabilities. Based upon assessments to date, we believe that our systems are Year 2000 compliant and have submitted Year 2000 readiness disclosure statements to the US Postal Service to indicate our Year 2000 compliance. However, we cannot be sure how our software will integrate with other vendor-provided software.

   We use and depend on third-party equipment and software, including systems operated by the US Postal Service, which may not be Year 2000 compliant. Consequently, our ability to address Year 2000 issues is, to a large extent, dependent upon the Year 2000 readiness of these third parties' hardware and software products. We are currently assessing the Year 2000 readiness of other third-party supplied software, computer technology and other services, and of our vendors. We have initiated communications or obtained information from our vendors and suppliers of third-party equipment and software to validate that their products and systems are Year 2000 compliant. Based on the representations that we have received and obtained from our third-party vendors and suppliers, we believe that their systems are Year 2000 compliant. We will develop and implement, if necessary, a remediation plan with respect to third-party software, third-party vendors, and computer technology and service that may fail to be Year 2000 compliant.

   To date, the expenses associated with the assessment of our Year 2000 compliance have not been material and costs related to a potential remediation plan cannot be determined at this time. If Year 2000 issues prevent our users from accessing the Internet or our service, purchasing postage or using their credit cards, our business and operations will suffer. Any failure of third-party equipment or software to operate properly could require us to incur unanticipated expenses, which could seriously harm our business, operating results and financial condition. For example, we rely on the US Postal Service's secure postage accounting vault to purchase postage credit for our customers. If the US Postal Service systems are not Year 2000 compliant, users of our service may not be able to purchase additional postage.

   The Year 2000 readiness of the general infrastructure necessary to support our operations is difficult to assess. For instance, we depend on the integrity and stability of the Internet to provide our services. We also depend on the Year 2000 compliance of the computer systems and financial services used by consumers. Thus, the infrastructure necessary to support our operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential Year 2000 issues that may impact the entire infrastructure. Our ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys and comparable industry data. Based on these resources, we believe most entities and individuals that rely significantly on the Internet are carefully reviewing and attempting to remediate issues relating to Year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of Year 2000 issues. A significant disruption in the ability of consumers to reliably access the Internet or to use their credit cards or other electronic payment methods would have an adverse effect on demand for our services and would harm our results of operations.

   At this time, we have not yet developed a contingency plan to address situations that may result if we or our vendors are unable to achieve Year 2000 compliance. The cost of developing and implementing this plan, if necessary, could be material. Any failure of our material systems, our vendors' material systems or the Internet to be Year 2000 compliant could have material adverse consequences for us. These consequences could include difficulties in operating our service effectively or conducting other fundamental parts of our business.

Risk Factors

     BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR PROSPECTUS FILED WITH THE SEC ON JUNE 25, 1999. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN SUCH CASE, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

We must effectively manage our commercial release to achieve acceptance of our service.

   On August 9, 1999, our Internet postage service was approved by the US Postal Service for commercial release. We will face numerous risks coincident with the introduction of our services. For example, our software and Internet postage service has not yet been subjected to the demands of widespread commercial use. We cannot be sure that our service will successfully process large numbers of user transactions. If we experience problems with scalability or functionality of our Internet postage service upon our commercial release, our full commercial deployment could be delayed and our results of operations will be adversely impacted. We will be initially subject to a limited launch of 10,000 customers after our commercial release. We intend to conduct a controlled national launch of our service; however, we have very limited experience conducting marketing campaigns, and we may fail to generate significant interest. On the other hand, if we experience extensive interest in our services, we may fail to meet the expectations of customers due to the strains this demand will place on our Web site, network infrastructure and our systems.

Our ability to obtain and retain customers depends on our customer service capabilities. We cannot predict whether the quantity or quality of our customer service will be sufficient to address our customers' needs. If we are unable at any time during and after our controlled national launch to appropriately address customer service issues or provide a satisfactory customer experience for current or potential customers, our business and reputation may be damaged.

Intellectual property infringement claims, including a June 1999 claim against us by Pitney Bowes, could delay our development and harm our results of operations.

   We face substantial uncertainty regarding the impact that other parties' intellectual property positions will have on the Internet postage market. For example, on at least three occasions, Pitney Bowes sent formal comments to the US Postal Service asserting that intellectual property of Pitney Bowes related to postage metering products and systems would be infringed by products meeting the Information Based Indicia Program requirements. Specifically, in a number of letters, Pitney Bowes identified a total of 19 US patents and four US patent applications that it contends would be infringed by postage metering systems that meet the requirements of the Information Based Indicia Program. Our Internet postage service is designed to meet these requirements, which has led Pitney Bowes to sue us for alleged patent infringement.

   Specifically, on June 16, 1999, Pitney Bowes filed a patent infringement lawsuit against us. The suit alleges that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages; a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We filed our answer to the complaint on August 6, 1999, denying Pitney Bowes' allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. If Pitney Bowes successfully asserts its claims against us and E-Stamp, then we and E-Stamp may be prevented or hindered in competing in the Internet postage market. In addition, the litigation could result in significant expenses and diversion of management time and other resources. Further, if Pitney Bowes successfully asserts an infringement claim against us, our operations would be impacted severely. The Pitney Bowes suit could result in limitations on how we implement our service, delays and costs associated with redesigning our service and payments of license fees and other payments. Any injunction could eliminate our ability to market critical products or services.

   On August 17, 1998, Pitney Bowes issued a press release stating that it holds dozens of US patents related to computer-based postage metering and that it intends to engage in discussions with other marketers of computer-based postal products to license Pitney Bowes technology. Prior to Pitney Bowes filing a lawsuit against us, we were in license discussions with Pitney Bowes. We intend to continue these discussions; however, we cannot predict whether these discussions will continue, the outcome of these discussions or the impact of Pitney Bowes' intellectual property claims on our business or the Internet postage market. If Pitney Bowes is able to successfully assert claims against us and if we do not enter into a license relationship with Pitney Bowes, our business could be impacted severely. As described above, Pitney Bowes could obtain monetary and injunctive relief against us.

   As is customary with technology companies, we may receive or become aware of correspondence claiming potential infringement of other parties' intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims regardless of the validity of these claims. We may not have adequate resources to defend these claims and any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. As an alternative to litigation, we may seek licenses for other parties' intellectual property rights. We may not be successful in obtaining all of the necessary licenses on commercially reasonable terms, if at all.

   We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect our rights in our products, services, know-how and information. We have three issued US patents and have filed four patent applications in the United States. We have also applied for several trademarks and service marks. We plan to apply for other patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, any of our patents might be held invalid or unenforceable by a court. If our patents fail to protect our technology, our competitive position could be harmed. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. We generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

Ongoing US Postal Service regulation may cause disruptions or the discontinuance of our business.

   We are subject to continued US Postal Service scrutiny and other government regulations. For example, US Postal Service regulations may require that our personnel with access to postal information or resources receive a security clearance prior to doing relevant work. We may experience delays or disruptions if our personnel cannot receive necessary security clearances in a timely manner, if at all. The regulations may limit our ability to hire qualified personnel. For example, sensitive clearance may only be provided to US citizens or aliens who are specifically approved to work on US Postal Service projects.

   The US Postal Service could change its certification requirements or specifications for Internet postage or revoke the approval of our service. Any change in requirements of specifications for Internet postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our Internet postage service. For example, the US Postal Service could decide to charge Internet postage vendors fees for the enrollment of each unique user of the Internet postage product; a cost that we would either absorb or pass through to customers. The US Postal Service could also decide that Internet postage should no longer be an approved postage service due to security concerns or other issues. Our business would suffer dramatically if we are unable to adapt our Internet postage service to any new requirements or specifications or if the US Postal Service were to discontinue Internet postage as an approved postage method. Alternatively, the US Postal Service could amend its requirements to make certification easier to obtain, which could lead to more competition from third parties. See ``--If we are unable to compete successfully, our revenues and operating results will suffer.''

The Internet postage market is new and uncertain and our business may not develop.

   The market for Internet postage has not developed, and its development is subject to substantial uncertainty. We cannot assure you that the Internet postage market will develop. We depend on the commercial acceptance of our service for purchasing postage over the Internet. We do not know if our target customers will transition to the Internet as a means of purchasing postage. If potential users choose the Internet to purchase postage, we cannot be certain that these users will adopt our system. Additionally, uncertainty surrounding intellectual property claims, such as those asserted by Pitney Bowes against us and E-Stamp, could severely impact the development of the Internet postage market and our business.

We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

   As of June 30, 1999, we had not generated any revenues and had a deficit accumulated during the development stage of $13.6 million. Our lack of revenues can be attributed primarily to the fact that our Internet postage service has not been released commercially. In the course of our pre-commercial development activities, we have not achieved profitability and expect to continue to incur net losses for at least the next several quarters. Due to the need to establish our brand and service, we expect to incur increasing sales and marketing, product development and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. In this regard, you should disregard our gross margin projections of 85% contained in an online article published by a third party in December 1998 and linked to our Web site. Our gross margins are very uncertain given that our Internet postage service may never attain commercial acceptance or develop into a significant source of revenues for us. We have additional uncertainty related to the lack of a proven pricing model in the untested Internet postage market. It is likely that our gross margins and pricing strategies will vary in the short and long term. In addition, projections published by market analysts regarding our margins may differ from our actual results.

   Our ability to generate gross margins generally assumes that if a market for Internet postage develops, we must generate significant revenues from a large base of active consumers. Even if we are able to establish any sizable base of users, we may still not generate significant gross margins. For instance, you should not rely on published statements that indicate our intention to generate revenues from a 10% convenience fee. One of our initial service plans does contemplate a 10% service fee. See ``Management Discussion and Analysis of Financial Condition and Results of Operations--Overview.'' However, given the lack of an established or proven commercial market for Internet postage, we cannot be sure that a percentage fee will be our ultimate pricing approach or that a percentage fee would generate significant customer use of our service. We continue to evaluate many different pricing and fee structures, none of which have been tested on a commercial basis. As a result, we cannot predict whether any contemplated pricing or fee structure, including a percentage convenience fee, will ever generate revenues or profits for us. Overall, you should not base your decision as to whether to invest in shares of our common stock on any other published article or any calculation of our gross margins, if any, or pricing strategies. Any projection or other forward-looking statements are subject to a great deal of uncertainty and change. You should be aware that our future revenue and operating results will be affected by a number of factors, including those discussed in this section.

If we cannot effectively manage our growth, our ability to provide services will suffer.

   Our reputation and our ability to attract, retain and serve our customers depend upon the reliable performance of our Web site, network infrastructure and systems. We have a limited basis upon which to evaluate the capability of our systems to handle controlled or full commercial availability of our Internet postage service. We have recently expanded our operations significantly, and further expansion will be required to address the anticipated growth in our user base and market opportunities. To manage the expected growth of operations and personnel, we will need to improve existing and implement new systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff. We may not be able to effectively manage this growth. Our current expansion has placed and we expect our future expansion to continue to place a significant strain on our managerial, operational and financial resources. Our current and planned personnel, systems, procedures and controls may be inadequate to support our future operations. If we are unable to manage growth effectively or experience disruptions during our expansion, our business will suffer and our financial condition and results of operations will be seriously affected.

We have a limited operating history and cannot predict our ability to successfully launch and maintain our Internet postage service.

   In September 1996, our founders began to investigate the feasibility of entering into the US Postal Service's Information Based Indicia Program and initiated the certification process. In January 1998, we were incorporated in Delaware and accordingly, we have a very limited operating history. As of June 30, 1999, we had generated no revenues and do not expect to generate any significant revenues until our Internet postage service is released on a commercial scale. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include, among other things, our:

    . ability to meet and maintain government specifications for our service, specifically US Postal Service requirements;

    . complete dependence on a service that currently has no market acceptance;

    .    need to expand our sales and support organizations;

    .    ability to establish and expand our brand name;

    . ability to expand our operations to meet the commercial demand for our service;

    . development of and reliance on strategic and distribution relationships;

    .    ability to prevent and respond quickly to service interruptions;

    .    ability to minimize fraud and other security risks; and

    . competition from competitors with greater capital resources and brand awareness.

If we are unable to maintain and develop our strategic relationships and distribution arrangements, our Internet postage service may not achieve commercial acceptance.

   We have established strategic relationships with a very limited number of third parties. Our strategic relationships generally involve the promotion and distribution of our service through our partners' Web sites. Additionally, some of our relationships provide for the inclusion of our logo or promotional offers for our service in packaging and marketing materials utilized by our partners. In return for promoting our service, our partners may receive revenue sharing opportunities. In order to achieve wide distribution of our service, we believe we must establish additional similar relationships to effectively market our service. We have limited experience in establishing and maintaining these strategic relationships and we may fail in our efforts to establish and maintain our strategic relationships.

   None of our current strategic relationships have resulted in revenues, primarily because we have not commercially released our Internet postage service. As a result, our strategic partners may not view their relationships with us as significant or vital to their businesses and consequently, may not perform according to our expectations. We have little ability to control the efforts of our strategic partners and even if we are successful in establishing strategic relationships, these strategic relationships may not be successful.

If our Internet postage service does not achieve commercial acceptance, our operating results will suffer.

   We will rely on a single service for our revenues for the foreseeable future. As a result, our ability to gain commercial acceptance of our Internet postage service is critical to our success. Any failure to successfully gain commercial acceptance of our Internet postage service would not only have a material adverse effect on our business and results of operations but also on our ability to seek any additional revenue opportunities.

System and online security failures could harm our business and operating results.

   Our Internet postage service depends on the efficient and uninterrupted operation of our computer and communications hardware systems. In addition, we must provide a high level of security for the transactions we execute. We rely on internally-developed and third party technology to provide secure transmission of postage and other confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers. Furthermore, if we are unable to provide adequate security, the US Postal Service could prohibit us from selling postage over the Internet.

   Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. For example, all of our Internet postage processing hardware is located in our facility in Southern California, a seismically active region. Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We have experienced minor system interruptions in the past and may experience them again in the future. Any substantial interruptions in the future could result in the loss of data and could completely impair our ability to generate revenues from our service. We do not presently have a formal disaster recovery plan in effect. We are currently evaluating our business interruption insurance to determine whether we have sufficient coverage to compensate us for losses that may occur after our commercial launch.

   A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Anyone who is able to circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by any breach. We rely on specialized technology to provide the security necessary for secure transmission of postage and other confidential information. Advances in computer capabilities, new discoveries in security technology, or other events or developments may result in a compromise or breach of the algorithms we use to protect customer transaction data. Should someone circumvent our security measures, it could seriously harm our reputation, business, financial condition and results of operations. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information. As a result, we may be required to expend a significant amount of financial and other resources to protect against security breaches or to alleviate any problems that they may cause.

If we do not expand our product and service offerings, our business may not grow.

   We may pursue the acquisition of new or complementary businesses, products or technologies in an effort to enter into new business areas, diversify our sources of revenue and expand our product and service offerings outside the Internet postage market. At present, we have no commitments or agreements and are not currently engaged in discussions for any material acquisitions or investments. To the extent we pursue new or complementary businesses, we may not be able to expand our service offerings and related operations in a cost-effective or timely manner. We may experience increased costs, delays and diversions of management's attention when integrating any new businesses or services. We may lose key personnel from our operations or those of any acquired business. Furthermore, any new business or service we launch that is not favorably received by users could damage our reputation and brand name in the Internet postage or other markets that we enter. We also cannot be certain that we will generate satisfactory revenues from any expanded services or products to offset related costs. Any expansion of our operations would also require significant additional expenses, and these efforts may strain our management, financial and operational resources. Additionally, future acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and operating results. New issuances of securities may also have rights, preferences and privileges senior to those of our common stock.

We expect that fluctuations in our operating results could cause our stock price to fall.

   As of June 30, 1999, we had not generated any revenues from our operations. Accordingly, we have a limited basis upon which to predict future operating results. We expect that our revenues, margins and operating results will fluctuate significantly due to a variety of factors, many of which are outside of our control. These factors include:

   .     timing of the commercial release of our Internet postage service;

   .     the costs to defend ourselves against intellectual property claims;

   . the costs of our marketing programs to establish the Stamps.com brand name;

   .     demand for our Internet postage service;

   . our ability to develop and maintain strategic and distribution relationships;

   . the number, timing and significance of new products or services introduced by both us and our competitors;

   . our ability to develop, market and introduce new and enhanced services on a timely basis;

   .     the level of service and price competition;

   .     changes in our operating expenses as we expand operations; and

   .     general economic factors.

   Our cost of revenues includes costs for systems operations, customer service, Internet connection and security services; all of these costs will fluctuate depending upon the demand for our service. In addition, a substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses precede increased revenues, both gross margins and results of operations would be materially and adversely affected because a relatively small amount of our costs and expenses varies with our revenues in the short term.

   Due to the foregoing factors and the other risks discussed in this report, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations will be below the expectations of public market analysts and investors. In this event, the market price of our common stock is likely to fall.

If we do not achieve brand recognition necessary to succeed in the Internet postage market, our business will suffer.

   We must quickly build our Stamps.com brand to gain market acceptance for our service. We believe it is imperative to our long term success that we obtain significant market share for our services before other competitors enter the Internet postage market. We must make substantial expenditures on product development, strategic relationships and marketing initiatives in an effort to establish our brand awareness. In addition, we must devote significant resources to ensure that our users are provided with a high quality online experience supported by a high level of customer service. We cannot be certain that we will have sufficient resources to build our brand and realize commercial acceptance of our service. If we fail to gain market acceptance for our service, our business will suffer dramatically.

If we are unable to compete successfully, particularly against large, traditional providers of postage products such as Pitney Bowes who enter the online postage market, our revenues and operating results will suffer.

   The market for Internet postage products and services is new and we expect it to be intensely competitive. At present, three other vendors seeking certification through the Information Based Indicia Program have hardware products available for beta testing. All three have also announced that they intend to offer software-based solutions; one has a software-based product in beta testing. Another of these hardware vendors, Pitney Bowes, has made formal comments to the US Postal Service asserting that it holds several patents and has patent applications pending which are infringed by the product specifications that Information Based Indicia Program participants are required to follow. To that end, Pitney Bowes filed two separate lawsuits in June 1999 against us and E-Stamp alleging infringement of Pitney Bowes patents. See ``-- Intellectual property infringement claims, including a June 1999 claim against us by Pitney Bowes, could delay our development and harm our results of operations.'' Given Pitney Bowes' assertions, they may have the technology available to duplicate the products and services offered by other Internet postage providers, including Stamps.com. If any of our competitors, including Pitney Bowes, could provide the same or similar service as us, our operations could be adversely impacted. Based on current participants in the Information Based Indicia Program, we expect that our competitors will initially include:

   . traditional providers of postage products and services, including Pitney Bowes and Neopost Industrie;

   . potential providers of Internet postage products and services, including Pitney Bowes, E-Stamp and Neopost;

   Internet postage may not be adopted by postage consumers. These consumers may continue to use traditional means to purchase postage, including purchasing postage from their local post office. If Internet postage becomes a viable market, we may not be able to establish or maintain a competitive position against current or future competitors as they enter the market. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. As a result, our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. We may from time to time make pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. These actions could result in reduced margins and seriously harm our business.

   If the market for Internet postage develops, we could face competitive pressures from new technologies or the expansion of existing technologies approved for use by the US Postal Service. We may also face competition from a number of indirect competitors that specialize in electronic commerce and other companies with substantial customer bases in the computer and other technical fields. Additionally, companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. Our competitors may also be acquired by, receive investments from or enter into other commercial relationships with larger, better-established and better-financed companies as use of the Internet and other online services increases. In addition, changes in postal regulations could adversely affect our service and significantly impact our competitive position. We may be unable to compete successfully against current and future competitors, and the competitive pressures we face could seriously harm our business.

We rely on a relatively new management team and need additional personnel to grow our business.

   Our management team is relatively new and we intend to continue to hire key management personnel, including a Chief Operating Officer. For example, our Chief Executive Officer was hired in October 1998 and our Chief Financial Officer was hired in September 1998. There can be no assurance that we will successfully assimilate our recently hired managers or that we can successfully locate, hire, assimilate and retain qualified key management personnel. Our business is largely dependent on the personal efforts and abilities of our senior management, including Mr. Payne, our Chief Executive Officer, Mr. LaValle, our Chief Financial Officer, and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could have a material adverse effect on our results of operations and financial condition.

   Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. We plan to hire additional personnel in all areas of our business. Competition for qualified personnel is intense, particularly in the Internet and high technology industries. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. Further, we may be unable to retain the employees we currently employ or attract additional technical personnel. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

If we do not respond effectively to technological change, our service could become obsolete and our business will suffer.

   The development of our service and other technology entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online operations. The Internet and the electronic commerce industry are characterized by:

   .   rapid technological change;

   .   changes in user and customer requirements and preferences;

   . frequent new product and service introductions embodying new technologies; and

   .   the emergence of new industry standards and practices.

   The evolving nature of the Internet or the Internet postage market could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to:

   .   license or acquire leading technologies useful in our business;

   .   enhance our existing service;

   . develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective users; and

   . respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

   Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not successfully use new technologies effectively or adapt our technology and systems to user requirements or emerging industry standards on a timely basis. Our ability to remain technologically competitive may require substantial expenditures and lead time. If we are unable to adapt in a timely manner to changing market conditions or user requirements, our business, financial condition and results of operations could be seriously harmed.

If we market our Internet postage service internationally, foreign governments' regulation could disrupt our operations.

   One element of our strategy is to provide our service in international markets. Our ability to provide our service in international markets would likely be subject to rigorous governmental approval and certification requirements similar to those imposed by the US Postal Service. For example, our service cannot currently be used for international mail because foreign postal authorities do not currently recognize information based indicia postage. If foreign postal authorities in the future accept postage generated by our service and if we obtain the necessary foreign certification or approvals, we would likely be subject to ongoing regulation by international governments and agencies. To date, efforts to create a certification process in Europe and other foreign markets are in a very preliminary stage and these markets may not prove to be a viable opportunity for us. As a result, we cannot predict when, or if, international markets will become a viable source of revenues for a postage service similar to ours.

   If we achieve significant international acceptance of our service, our business activities will be subject to a variety of potential risks, including the adoption of laws and regulatory requirements, political and economic conditions, difficulties protecting our intellectual property rights and actions by third parties that would restrict or eliminate our ability to do business in these jurisdictions. If we begin to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including the potential adverse effects of exchange rate fluctuations.

If the internal and third-party equipment and software that we use are not Year 2000 compliant, our operating results, brand and reputation could be impaired and we could lose users.

   Many existing computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. If not corrected, there could be system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these ``Year 2000'' requirements.

   We use and depend on third-party equipment and software that may not be Year 2000 compliant. If Year 2000 issues prevent our users from accessing the Internet or our service, purchasing postage or using their credit cards, our business and operations will suffer. Any failure of our third-party equipment or software to operate properly could result in system and online security failures and require us to incur unanticipated expenses, resulting in serious harm to our business, operating results and financial condition. For example, we rely on the US Postal Service's secure postage accounting vault to purchase postage credit for our customers. If the US Postal Service systems are not Year 2000 compliant, users of our service may not be able to purchase additional postage.

   Our failure to make our service Year 2000 compliant could result in:

   .   a decrease in sales of our service;

   . an increase in the allocation of resources to address Year 2000 problems of our users without additional revenue commensurate with the dedication of our resources; and

   . an increase in litigation costs relating to losses suffered by our users due to Year 2000 problems.

   Furthermore, the purchasing patterns of users or potential users may be affected by Year 2000 issues as companies expend significant resources to correct their current systems. These expenditures may result in reduced funds available to purchase our service, which could seriously harm our business, operating results and financial condition. We have conducted a preliminary review of our internal computer systems to identify the systems that could be affected by the Year 2000 issue. Based on this preliminary review, we believe that our internal software systems are Year 2000 compliant. However, we continually evaluate our systems and intend to develop a contingency plan to address any Year 2000 issues we discover. See ``Management's Discussion and Analysis of Financial Condition and Results of Operations.''

Our growth and operating results could be impaired if we are unable to meet our future capital requirements.

   We believe that our current cash balances will allow us to fund our operations for at least the next 12 months. However, we may require substantial working capital to fund our business and we may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. Our future capital needs depend on many factors, including:

   . the timing of our development efforts and commercial release of our service;

   .   market acceptance of Internet postage;

   .   the level of promotion and advertising required to launch our service;
       and

   .   changes in technology.

   The various elements of our business and growth strategies, including our plans to support fully the commercial release of our service, our introduction of new products and services and our investments in infrastructure will require additional capital. If we are unable to raise additional necessary capital in the future, we may be required to curtail our operations significantly or obtain funding through the relinquishment of significant technology or markets. Also, raising additional equity capital would have a dilutive effect on existing stockholders.

Our stock price could fluctuate dramatically which could result in substantial losses to investors.

   The trading price of our common stock is likely to be volatile and could fluctuate dramatically in response to the following factors, some of which are beyond our control:

   . changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

   . changes in operating and stock price performance of other Internet and online companies similar to us;

   .   future sales of our common stock; or

   .   general economic factors.

   Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of Internet and technology-related companies often reach levels that bear no relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. The market prices of the securities of Internet-related and online companies have been especially volatile. If our common stock trades to high levels following this offering, it could eventually experience a significant decline.

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

   Provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. This statute could prohibit or delay the accomplishment of mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

The success of our business will depend on the continued growth of the Internet and the acceptance by consumers of the Internet as a means for purchasing postage.

   Our success depends in part on widespread acceptance and use of the Internet as a way to purchase postage. This practice is at an early stage of development, and market acceptance of Internet postage is uncertain. We cannot predict the extent to which users will be willing to shift their purchasing habits from traditional to online postage purchasing. To be successful, our users must accept and utilize electronic commerce to satisfy their product needs. Our future revenues and profits, if any, substantially depend upon the acceptance and use of the Internet and other online services as an effective medium of commerce by our target users.

   The Internet may not become a viable long-term commercial marketplace due to potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. The commercial acceptance and use of the Internet may not continue to develop at historical rates. Our business, financial condition and results of operations would be seriously harmed if:

   . use of the Internet and other online services does not continue to increase or increases more slowly than expected;

   . the infrastructure for the Internet and other online services does not effectively support future expansion of electronic commerce or Internet postage;

   .   concerns over security and privacy inhibit the growth of the Internet;
       or

   . the Internet and other online services do not become a viable commercial marketplace.

Our operating results could be impaired if we become subject to burdensome government regulation and legal uncertainties.

   With the exception of US Postal Service regulations, we are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

   .   user privacy;

   .   pricing;

   .   content;

   .   copyrights;

   .   distribution; and

   .   characteristics and quality of products and services.

        The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues, including property ownership, export of specialized technology, sales tax, libel and personal privacy. Our business, financial condition and results of operations could be seriously harmed by any new legislation or regulation. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could also harm our business.

        We plan to offer our service over the Internet in multiple states and foreign countries. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our Internet postage service or prosecute us for violations of their laws. Further, we might unintentionally violate the laws of foreign jurisdictions and those laws may be modified and new laws may be enacted in the future.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.

        On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit alleges that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We filed our answer to the complaint on August 6, 1999, denying Pitney Bowes' allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in Delaware in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. If Pitney Bowes successfully asserts its claims against us and E-Stamp, the Internet postage market could be severely impacted and may not develop. To date, we believe we have meritorious defenses and intend to defend ourselves vigorously. However, the litigation could result in significant expenses and diversion of management time and other resources. Further, if Pitney Bowes successfully asserts an infringement claim against us, our operations would be impacted severely. The Pitney Bowes suit could result in limitations on how we implement our service, delays and costs associated with redesigning our service, payments of license fees and other payments. See "Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors--Intellectual property infringement claims, including a June 1999 claim against us by Pitney Bowes, could delay our development and harm our results of operations."

        We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceedings that has had or may have a significant effect on our financial position. We are not aware of any other material legal proceedings pending against us.

Item 2. Changes in Securities and Use of Proceeds.

        (c) Sales of Unregistered Securities. During the three months ended June 30, 1999, following the exercise of options to purchase shares of common stock that had been granted under our 1998 Stock Plan by 3 employees, we issued an aggregate of 9,624 shares of common stock for an aggregate purchase price of $3,208. All sales were made pursuant to the exemption from registration afforded by Rule 701 promulgated under the Securities Act of 1933.

        (d) Use of Proceeds from Sales of Registered Securities. On June 30, 1999, we completed an initial public offering of 5,000,000 shares of common stock. On July 8, 1999, we sold an additional 750,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. All shares sold in the offering were sold by Stamps.com. BancBoston Robertson Stephens, Thomas Weisel Partners LLC, Volpe Brown Whelan & Company and Wit Capital Corporation were the managing underwriters of the offering. The common stock sold in the IPO were registered under the Securities Act of 1933 on an S-1 Registration Statement (Reg. No. 333-77025) that was declared effective by the SEC on June 24, 1999. The offering commenced on June 25, 1999 and terminated on July 8, 1999 after all 5,750,000 shares of common stock registered under the Registration Statement were sold. The purchase price to the public was $11.00 per share and, after deducting underwriting discounts and commissions, the proceeds to Stamps.com was $10.23 per share. We paid an aggregate of $4,427,500 in underwriting discounts and commissions. In addition, the following table sets forth an estimate of all expenses incurred in connection with the offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the fees payable to the SEC, NASD and Nasdaq National Market.

                                                Item
                             -----------------------------------------
  SEC Registration fee  ...............................................................................   $ 17,583
  NASD filing fee  ....................................................................................      6,250
  Nasdaq National Market listing fee  .................................................................     95,000
  Blue sky fees and expenses  .........................................................................     10,000
  Printing and engraving expenses  ....................................................................    100,000
  Legal fees and expenses  ............................................................................    250,000
  Accounting fees and expenses  .......................................................................    150,000
  Transfer Agent and Registrar fees  ..................................................................      5,000
  Miscellaneous  ......................................................................................     66,167
                                                                                                          --------
      Total  ..........................................................................................   $700,000
                                                                                                          ========

  After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the offering of approximately $58.1 million. As of June 30, 1999, none of the net proceeds of the offering had been used. We currently estimate that the net proceeds of the offering will be used for expansion of our marketing and distribution partnerships; to enhance our server and network infrastructure and the functionality of our Web site; and for working capital and other general corporate purposes. Pending these uses, the net proceeds of the offering will be invested in short-term, interest-bearing, investment-grade instruments. As of June 30, 1999, we can only estimate the particular uses for the net proceeds received in the offering. The amounts actually expended for each of the purposes listed above may vary significantly depending upon a number of factors, including the progress of our marketing programs, capital spending requirements, and developments in the Internet postage market and Internet commerce.

        None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of Stamps.com or their associates, persons owning 10 percent or more of any class of equity securities of Stamps.com, or an affiliate of Stamps.com.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        On June 3, 1999, our stockholders approved a resolution by written consent approving (i) an amendment to our 1998 Stock Plan (which has been terminated and succeeded on June 24, 1999 by our 1999 Stock Incentive Plan) to adopt a change in control provision; (ii) an increase in the number of shares of common stock available for issuance under our stock plan; (iii) our current Amended and Restated Certificate of Incorporation and Bylaws; (iv) our 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan; (v) a form of indemnification agreement for directors and officers; and (vi) a classified board of directors with Messrs. Bohnett, Bruggere and Jones elected as Class I directors, Messrs. Ananda, Clancy and Runyon elected as Class II directors and Messrs. Brown, Payne and Smith elected as Class III directors. The terms of the directors expire as follows: (i) Class I directors at the 2000 Annual Meeting of Stockholders; (ii) Class II directors at the 2001 Annual Meeting of Stockholders; and (iii) Class III directors at the 2002 Annual Meeting of Stockholders.

Item 5. Other Information.

        On July 12, 1999, we announced the appointment of Carolyn Ticknor to our Board of Directors and the addition of Christopher Hylen to our management team as a Senior Vice President of Marketing. Ms. Ticknor's appointment to the Board of Directors was effective July 9, 1999 and she has been appointed a Class III director with a term expiring at our 2002 Annual Meeting of Stockholders. Mr. Hylen joined our management team effective June 21, 1999. The press release announcing the appointments of Ms. Ticknor and Mr. Hylen is attached as Exhibit
99.1 to this Form 10-Q.

        On August 9, 1999, our Internet postage service was approved by the US Postal Service for commercial release. The press release announcing this approval is attached as Exhibit 99.2 to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

             10.33 Consulting Services Agreement dated June 21, 1999 between the Registrant and Carolyn Ticknor.

             27.1  Financial Data Schedule.

             99.1  Press release dated July 12, 1999.

             99.2  Press release dated August 9, 1999.

        (b)  Reports on Form 8-K.

             None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Stamps.com Inc.
                                     -------------------------------------------
                                                     (Registrant)

          August 9, 1999               /s/ John W. LaValle
----------------------------------   -------------------------------------------
               Date                    John W. LaValle
                                       Chief Financial Officer, Senior Vice
                                       President of Operations and Secretary
                                       (Principal Financial and Accounting
                                       Officer)