Form 10-Q
period 1999-09-30
STAMPS COM INC
filed 1999-11-12
CIK 1082923

                                                     ---------------------------
                                                             OMB APPROVAL
                                                     ---------------------------
                                                     OMB Number:       3235-0070
                                                     Expires:  February 28, 2000
                                                     Estimated average burden
                                                     hours per response:  190.00
                                                     ---------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended  September 30, 1999
                                  ----------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                              -----------------------   ------------------------

Commission file number:
                       ---------------------------------------------------------

                                Stamps.com Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       77-0454966
--------------------------------------------------------------------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

3420 Ocean Park Boulevard, Suite 1040, Santa Monica, California        90405
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (310) 581-7200
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    [ ] Yes   [X] No

     The number of shares of the registrant's common stock, $0.001 par value, issued and outstanding as of October 29, 1999 was 35,043,445.

--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                              September 30,       December 31,
                                                                  1999                1998
                                                              ------------        -----------
                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents................................   $ 61,198,260        $ 3,470,207
  Prepaid advertising......................................      6,531,018                 --
  Prepaid expenses.........................................        684,495             48,118
                                                              ------------        -----------
Total current assets.......................................     68,413,773          3,518,325
Property and equipment, net................................      5,339,565            670,301
Other assets...............................................        432,138            237,193
                                                              ------------        -----------
Total assets...............................................   $ 74,185,476        $ 4,425,819
                                                              ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit...........................................   $  1,000,000        $ 1,000,000
  Accounts payable.........................................      2,331,566            392,372
  Accrued expenses.........................................      3,229,878            533,470
  Current portion of capital lease obligations.............        472,000            207,683
                                                              ------------        -----------
Total current liabilities..................................      7,033,444          2,133,525
Capital lease obligations, less current portion............        500,214            265,070
Commitments
  Redeemable preferred stock...............................             --          5,978,344
Stockholders' equity (deficit):
  Preferred stock..........................................             --                 --
  Common stock.............................................         35,569              6,901
  Additional paid-in capital...............................    103,047,686          1,437,859
  Notes receivable from stock sales........................       (107,000)          (117,000)
  Deferred compensation....................................     (8,086,000)        (1,083,000)
  Deficit accumulated during the development stage.........    (27,298,977)        (4,195,880)
  Treasury stock at cost...................................       (939,460)                --
                                                              ------------        -----------
Total stockholders' equity (deficit).......................     66,651,818         (3,951,120)
                                                              ------------        -----------
Total liabilities and stockholders' equity (deficit).......   $ 74,185,476        $ 4,425,819
                                                              ============        ===========


   The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                Period from         Period from
                                             Three Months Ended                Nine Months    January 9, 1998     January 9, 1998
                                   ------------------------------------           Ended       (inception) to      (inceiption) to
                                   September 30,          September 30,       September 30,    September 30,       September 30,
                                       1999                   1998                1999             1998                1999
                                   -------------         --------------       -------------   ---------------     ----------------
Revenues                           $        --           $       --           $        --         $       --         $        --
Costs and expenses:
   Research and development........    2,370,848             292,382             5,049,459            548,200           6,581,270
   Sales and marketing.............    7,640,454                 --             10,856,087                --           11,488,436
   General and administrative......    4,412,467             513,959             8,275,706          1,125,584          10,291,636
                                    ------------         -----------          ------------        -----------        ------------
      Total costs and expenses.....   14,423,769             806,341            24,181,252          1,673,784          28,361,342
                                    ------------         -----------          ------------        -----------        ------------
Loss from operations...............  (14,423,769)           (806,341)          (24,181,252)        (1,673,784)        (28,361,342)
Other income (expense):
   Interest expense................      (40,269)             (4,349)             (121,968)            (4,814)           (149,592)
   Interest income.................      766,044               1,732             1,200,123              2,682           1,211,957
                                    ------------         -----------          ------------        -----------        ------------
Net loss........................... $(13,697,994)        $  (808,958)         $(23,103,097)       $(1,675,916)       $(27,298,977)
                                    ============         ===========          ============        ===========        ============

Basic and diluted net loss
 per share......................... $      (0.40)        $     (0.17)         $      (1.59)       $     (0.35)       $      (2.44)
                                    ============         ===========          ============        ===========        ============
Pro forma basic and diluted net
 loss per share.................... $      (0.40)        $     (0.07)         $      (0.74)       $     (0.17)       $      (1.10)
                                    ============         ===========          ============        ===========        ============
Weighted average shares
 outstanding used in basic
 and diluted per-share
 calculation.......................   34,101,500           4,897,500            14,495,600          4,738,400          11,186,100
Weighted average shares
 outstanding used in pro forma
 basic and diluted per-share
 calculation.......................   34,101,500          10,984,700            31,259,500          9,612,800          24,794,800


   The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Period from       Period from
                                                                                January 9,         January 9,
                                                             Nine Months           1998               1998
                                                                Ended         (inception) to     (inception) to
                                                            September 30,      September 30,     September 30,
                                                                 1999              1998               1999
                                                           ----------------   ---------------   ----------------
Operating activities:
 Net loss................................................   $(23,103,097)      $(1,675,916)      $(27,298,977)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization........................        555,166            27,032            636,706
    Amortization of deferred compensation................      2,510,000            34,000          2,677,000
    Changes in operating assets and liabilities:
     Prepaid expenses....................................     (7,167,395)          (14,202)        (7,215,513)
     Accounts payable....................................      1,939,194            78,573          2,331,566
     Accrued expenses....................................      2,696,408           131,658          3,229,878
                                                            ------------       -----------       ------------
Net cash used in operating activities....................    (22,569,724)       (1,418,855)       (25,639,340)

Investing activities:
   Capital expenditures..................................     (4,562,263)         (113,781)        (4,757,560)
   Other.................................................       (197,591)          (95,978)          (406,662)
                                                            ------------       -----------       ------------
Net cash used in investing activities....................     (4,759,854)         (209,759)        (5,164,222)

Financing activities:
   Net proceeds from line of credit......................             --           300,000          1,000,000
   Repayment of capital lease obligations................       (150,059)          (53,397)          (232,004)
   Issuance of redeemable preferred stock, net...........     28,299,594         2,063,344         34,277,938
   Issuance of common stock..............................     57,841,780            18,332         57,889,572
   Repurchase of common stock............................       (939,460)               --           (939,460)
   Proceeds from exercise of stock options...............          5,776                --              5,776
                                                            ------------       -----------       ------------
Net cash provided by financing activities................     85,057,631         2,328,279         92,001,822
                                                            ------------       -----------       ------------

Net increase in cash and cash equivalents................     57,728,053           699,665         61,198,260
Cash and cash equivalents at beginning of period.........      3,470,207                --                 --
                                                            ------------       -----------       ------------
Cash and cash equivalents at end of period...............   $ 61,198,260       $   699,665       $ 61,198,260
                                                            ============       ===========       ============


   The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.

                         NOTES TO FINANCIAL STATEMENTS
   (ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998 IS UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   Stamps.com Inc. (Stamps.com Inc. or the Company) was incorporated in Delaware on January 9, 1998, and is a development stage company. Its primary activities since inception have been to develop an Internet-based postage service for end-users and raise capital to finance operations.

   The Company is subject to the normal risks associated with a development stage enterprise in the technology industry. These risks include, among others, the risks associated with product development, commercial roll-out of its Internet postage service, US Postal Service regulation, acceptance of the product by end users and the ability to raise additional capital to sustain operations.

   On August 9, 1999, the Company's Internet postage service was approved by the US Postal Service for commercial release. On October 22, 1999, the Company commercially launched its Internet Postage service.

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

ADVERTISING COSTS

   The Company generally expenses the costs of producing advertisements at the time the advertising first runs, and expenses the costs of communicating advertising in the period in which the advertising space or airtime is used.

   Internet advertising expenses are recognized based on specifics of the individual agreements. Under impression based agreements, advertising expense is recognized using the ratio of the number of impressions delivered over the total number of contracted impressions while agreements based on a period of time recognize advertising expense on the straight-line basis over the term of the contract.

2. INITIAL PUBLIC OFFERING

   In June and July 1999, the Company completed an initial public offering in which the underwriters sold to the public 5,750,000 shares of Common Stock, including 750,000 shares in connection with the exercise of the underwriters' over-allotment option, at $11.00 per share. The Company's proceeds from the offering, after deducting underwriting discounts and commissions, were $10.23 per share, or $58,822,500 in the aggregate. Upon the closing of that offering, the Company repurchased 704,595 shares of Common Stock for $939,460 and converted all the Company's Redeemable Preferred Stock to Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 95,000,000 shares of Common Stock, of which 34,864,807 shares were outstanding at September 30, 1999, and 5,000,000 million shares of Preferred Stock, none of which were outstanding as of September 30, 1999.

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

5. INCOME TAXES

   As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three months ended September 30, 1999 and September 30, 1998 and the nine months ended September 30, 1999 and the period from January 9, 1998 (inception) to September 30, 1998.

6. SUBSEQUENT EVENTS:

ACQUISITION

   In October 1999, the Company entered into a merger agreement with iShip.com, a development stage enterprise developing Internet-based shipping technology. In connection with the proposed merger, an aggregate of up to 8,000,000 of the Company's common stock will be issued and reserved for issuance. The agreement is subject to governmental approval, shareholder approval by both companies, and other customary conditions.

   The acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The company is currently in process of preparing the final purchase price allocation and determining the useful lives of the assets acquired. This is anticipated that the purchase would result in intangible assets of approximately $455 million, based on the last reported sales price of Stamps.com's common stock on October 29, 1999.

1999 STOCK OPTION PLAN

   In October 1999, the Company's Board of Directors approved an increase of 2,500,000 shares to the number of shares eligible to be granted under the 1999 Stock Option Plan. Upon stockholder approval of the increase, the total shares authorized for issuance under the 1999 Stock Option Plan will be 9,790,000.

MARKETING AGREEMENT AND EQUITY INVESTMENT

   In October 1999, the Company entered into a three-year marketing and distribution agreement with America Online, Inc. ("AOL"). This partnership is an expansion of our agreement with AOL made in December 1998. Under the new agreement, the Company will be provided with a specific number of advertising impressions across several AOL brands featuring it as the exclusive provider of Internet postage services. Stamps.com software will also be included in AOL branded CD-ROMs for distribution.

   In consideration, the Company has committed to pay $56.0 million over the three-year term of the agreement. Of the $56.0 million total commitment, $20.5 million will be paid during the twelve months ended September 30, 2000. The Company is recognizing these fees as sales and marketing expense over the term of the contract based primarily on the ratio of the number of impressions delivered over the total number contracted.

   In connection with the new AOL agreement, the Company issued 178,638 shares of common stock, under the purchase agreement, for $6 million in the aggregate or $33.588 per share. AOL also agreed to invest an additional $5 million in Company stock. The purchase price will be the lesser of (a) $33.588 or (b) the price per share determined in an underwritten public offering, net of underwriter discounts or commissions, consummated within six months of the date of the purchase agreement. The Company also issued AOL a warrant, which is exercisable at $33.588 per share for 50 percent of the total Common shares purchased by AOL. The warrant also allows for the purchase of additional Common shares (50 percent of the unexercised portion of the warrant) in the event the Company is unable to cure a material breach of the payment provisions of the marketing and distribution agreement.

PUBLIC OFFERING

  In November 1999, the Company filed a Registration Statement under Form S-1 to offer 5,750,000 shares of its common stock, assuming the exercise of the underwriter's over-allotment option, in a public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

   This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning the Internet postage market and commercial approval and release of our Internet postage service; pending litigation regarding intellectual property infringement allegations; integration of acquired businesses; postal service regulation of our business; projected operating losses; strategic relationships and distribution arrangements; the security of our Internet postage service; competition; the need for additional capital; Year 2000 compliance; and the commercial acceptance of our Internet postage service. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our registration statement on Form S-1, as amended, related to our public offering filed with the Securities and Exchange Commission ("SEC") on November 8, 1999, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our registration statement on form S-1 filed with the SEC on November 8, 1999, that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Overview

   Stamps.com Inc. offers a convenient, cost-effective and easy-to-use service for purchasing and printing postage over the Internet. We were incorporated in January 1998. On October 22, 1999, we commercially launched our Internet Postage service. To date, our operating activities have consisted primarily of our efforts to promote our brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure and develop our Web site and associated systems that we use to process customers' orders and payments.

   We are currently offering two different service plans to our users: a Business Plan and a Personal Plan. Under each plan, a user purchases postage at cost and is charged a monthly convenience fee based on how much postage he or she uses during the month. The Business Plan, which is targeted at high volume users of postage, such as home offices and small offices and businesses, assesses a convenience fee equal to 10% of the postage used during the month. This plan has a monthly minimum fee of $3.99 and a monthly maximum fee of $19.99. The Personal Plan, which is targeted at light volume personal users of postage, charges a flat rate monthly convenience fee of $1.99 that allows a customer to use up to $25 of postage per month. If a Personal Plan customer uses more than $25 in postage in any given month, a 15% convenience fee on the amount of additional postage used over $25 will be added to the $1.99 flat rate. The maximum charge under the Personal Plan is $19.99 per month. The Personal Plan offers customers the ability to pre-pay one year's worth of $1.99 fees at a discounted rate of $19.99 with all other terms of the Personal Plan the same as described. Under both plans, convenience fees are calculated and charged at the end of a monthly billing cycle. Although we have established these initial pricing programs, we may need to change them given the lack of an established or proven commercial market for Internet postage.

   Certain options and shares granted to our employees from January 9, 1998 (inception) through September 30, 1999 have been considered to be compensatory. Deferred compensation associated with such options and shares amounted to $1.25 million for the fiscal year ended December 31, 1998 and $9.51 million for the nine months ended September 30, 1999. Of these amounts, $167,000 was charged to operations for the fiscal year ended December 31, 1998, $2.51 million was charged to operations for the nine months ended September 30, 1999 and the balance of $8.1 million will be amortized over the vesting periods of the applicable options through the fiscal year ending December 31, 2003.

   In October 1999, we signed a definitive agreement to acquire iShip.com, a privately-held company located in Bellevue, Washington. iShip.com has developed Web-based technology that provides a complete, one-stop Internet shipping and tracking solution. iShip,com's tools are designed to help consumers, small businesses and large corporations price, ship, track and manage shipments over the Internet. iShip.com's service will enable comparison of rates and services among multiple carriers, including Airborne Express, Federal Express, UPS, the US Postal Service and Yellow Freight.

   Upon completion of this acquisition, up to 8,000,000 shares of common stock will be issued in exchange for all outstanding iShip.com capital stock, options and warrants. In addition, if the iShip.com acquisition is completed, we will record a significant amount of intangibles, the amortization of which will significantly and adversely affect our operating results. Based on our closing price of $57.50 per share on October 29, 1999, we expect these intangibles to equal approximately $455 million, which will be amortized over a four-year period.

   To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to an immediate write-down of up to the full amount of the investment. In this event, our net loss in any given period could be greater than anticipated. We anticipate that the iShip.com acquisition will close during the fourth quarter of 1999. The iShip.com acquisition is subject to a number of closing conditions, including stockholder approval by both iShip.com and Stamps.com and other customary conditions. As a result, we cannot be certain that the iShip.com acquisition will be completed.

Results of Operations

Three Months Ended September 30, 1999 compared to September 30, 1998

   Research and Development Expenses.   Research and development expenses
principally consist of compensation for personnel involved in the development of our Internet postage service and expenditures for consulting services and third-party software. Research and development expenses for the three months ended September 30, 1999 were $2.4 million compared to $0.3 million for the three months ended September 30, 1998. The increase is due to higher personnel and consulting costs and costs associated with the ongoing development of our Internet Postage service. We believe that significant investments in research and development are required to remain competitive and expect to continue incurring significant research and development expenses.

   Sales and Marketing Expenses. Sales and marketing expenses consist of costs associated with our strategic relationships, advertising and promotional expenditures, compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses were $7.6 million for the three months ended September 30, 1999. We began our first phase of beta testing in August 1998. Therefore, we incurred no sales and marketing expenses during the three months ended September 30, 1998. The increase in sales and marketing is principally due to our marketing campaign and advertising of the launch of our Internet postage service in October 1999, as well as our increase in marketing personnel. We expect sales and marketing expenses to increase significantly as we fully roll out our Internet postage service and continue to promote our brand through new strategic relationships and marketing campaigns.

   General and Administrative Expenses.   General and administrative expenses
principally consist of compensation and related costs for executive and administrative personnel, facility fees, fees for legal and other professional services, and amortization of deferred compensation. General and administrative expenses for the three months ended September 30, 1999 were $4.4 million compared to $0.5 million for the three months ended September 30, 1998. Of the $3.9 million increase, $1.0 million is due to amortization of deferred compensation. The remaining increase is principally due to increased headcount and the expansion of our facilities related to the growth of our business, as well as legal fees related to the Pitney Bowes patent infringement claim. We expect general and administrative expenses to increase as we grow our business and incur additional costs related to the Pitney Bowes infringement claim.

   Interest Income (Expense), Net.   Interest income (expense), net consists of
income from our cash and cash equivalents net of interest expense related to financing our obligations. Interest income (expense), net for the three months ended September 30, 1999 was $726,000 compared to $(2,600) for the three months ended September 30, 1998. The increase is due to earnings on a higher average cash equivalent balance as a result of our initial public offering in June 1999.

Results of Operations

Nine Months Ended September 30, 1999 and September 30, 1998

   Research and Development Expenses. Research and development expenses for the nine months ended September 30, 1999 were $5.0 million compared to $0.5 million for the period from January 9, 1998 (inception) to September 30, 1998. The increase is principally due to higher personnel and consulting costs.

   Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 1999 were $10.9 million compared to zero for the period from January 9, 1998 (inception) to September 30, 1998. The increase is principally due to our marketing campaign and advertising of the launch of our Internet Postage solution in October 1999, as well as to an increase in marketing personnel.

   General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1999 were $8.3 million compared to $1.1 million for the period from January 9, 1998 (inception) to September 30, 1998. Of the $7.2 million increase, $2.5 million is due to amortization of deferred compensation. The remaining increase is principally due to higher personnel and facility costs, and professional service fees, including costs related to the Pitney Bowes infringement claim.

   Interest Income (Expense), Net. Interest income (expense), net for the nine months ended September 30, 1999 was $1.1 million compared to $(2,000) for the period from January 9, 1998 (inception) to September 30, 1998. This increase is due to earnings on a higher average cash equivalent balance attributable to our initial public offering in June 1999.

Liquidity and Capital Resources

   As of September 30, 1999, we had approximately $61.2 million in cash and cash equivalents. In June 1999, we completed an initial public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $11.00 per share. Our proceeds from the offering were $10.23 per share, or $58.8 million in the aggregate. We regularly invest excess funds in short-term money market funds and commercial paper and we do not engage in hedging or speculative activities.

   In October 1999, we entered into a distribution and marketing agreement with AOL that will require aggregate payments by us of $56.0 million through April 2002. In addition, under this agreement, AOL purchased $6.0 million of our common stock in October 1999 and has agreed to purchase $5.0 million of our common stock concurrent with the closing of our secondary offering. AOL also holds a three-year warrant to purchase up to 50% of the total number of shares it purchases from us.

   In May 1999, we entered into a facility lease agreement for our corporate headquarters with aggregate minimum lease payments of approximately $4.8 million through May 2004. We also entered into an agreement with Intuit/Quicken.com in May 1999, which requires aggregate payments by us of $3.3 million through 2000.

   Net cash used in operating activities was $22.6 million for the nine months ended September 30, 1999 compared to $1.4 million for the period from January 9, 1998 (inception) to September 30, 1998. The increase in net cash used in operating activities resulted primarily from increases in net loss, principally due to sales and marketing expenses as well as research and development and general expenditures.

   Net cash used in investing activities was $4.8 million for the nine months ended September 30, 1999 compared to $0.2 million for the period from January 9,
1998 (inception) to September 30, 1998.   The increase in net cash used in
investing activities resulted primarily from increased capital expenditures for computer equipment, purchased software and office equipment.

   Net cash provided by financing activities was $85.1 million for the nine months ended September 30, 1999 compared to $2.3 million for the period from January 9, 1998 (inception) to September 30, 1998. The increase in net cash provided by financing activities resulted principally from the initial public offering in June 1999.

   We anticipate that our current cash balances together with the proceeds of our proposed public offering of 5,000,000 shares of common stock (5,750,000 shares if the underwriters' overallotment option is exercised) will be sufficient to fund our operations and the operations of iShip.com after its acquisition for at least the next 24 months. However, we may require substantial working capital to fund our business and may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all.

Risk Factors

     BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN SUCH CASE, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

                  We face risks associated with our operations

If we do not effectively manage the commercial release of our Internet Postage service, our business will be harmed.

    On August 9, 1999, our Internet Postage service was approved by the US Postal Service for commercial release. On October 22, 1999, we began to offer our service commercially. We will face numerous risks coincident with the introduction of our services. For example, our software and Internet Postage service have not yet been subjected to the demands of widespread commercial use. We cannot be sure that our service will successfully process large numbers of user transactions. If we experience problems with the scalability or functionality of our Internet Postage service, our full commercial deployment could be delayed and our results of operations would be adversely impacted.

    We currently are limited to a total of 100,000 customers until the US Postal Service completes an evaluation of our service at those customer levels. We are currently conducting a national customer registration campaign; however, we have very limited experience conducting marketing campaigns, and we may fail to generate significant interest. On the other hand, if we experience extensive interest in our services, we may fail to meet the expectations of customers due to our limited experience in operating our service and the strains this demand will place on our Web site, network infrastructure and systems.

    Our ability to obtain and retain customers depends on the attractiveness of our service to our customers and on our customer service capabilities. If we are unable at any time during and after our national launch to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed.

Success by Pitney Bowes in its suit against us alleging patent infringement could prevent us from offering our Internet Postage service and severely harm our business or cause it to fail.

    On June 16, 1999, Pitney Bowes filed a patent infringement lawsuit against us. The suit alleges that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents.

    The outcome of the litigation that Pitney Bowes has brought against us is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suit against us.

    If Pitney Bowes prevails in its suit against us, we may be prevented from selling postage on the Internet. Alternatively, the Pitney Bowes suit could result in limitations on how we implement our service, delays and costs associated with redesigning our service and payments of license fees and other payments. Thus, if Pitney Bowes prevails in its suit against us, our business could be severely harmed or fail.

    In addition, the litigation could result in significant expenses and diversion of management time and other resources.

    On August 17, 1998, Pitney Bowes issued a press release stating that it holds dozens of US patents related to computer-based postage metering and that it intended to engage in discussions with other marketers of computer-based postal products to license Pitney Bowes technology. Prior to Pitney Bowes filing a lawsuit against us, we were in license discussions with Pitney Bowes. We intend to continue these discussions; however, we cannot predict whether these discussions will continue, the outcome of these discussions or the impact of Pitney Bowes' intellectual property claims on our business or the Internet postage market. If Pitney Bowes is able to prevail in its claims against us and if we do not enter into a license relationship with Pitney Bowes, our business could be impacted severely or fail. In addition, as described above, Pitney Bowes could obtain monetary and injunctive relief against us.

The Internet postage and shipping markets are new and uncertain and our business may not develop.

    The market for Internet postage has not developed, and its development is subject to substantial uncertainty. We cannot assure you that the Internet postage market will develop. We depend on the commercial acceptance of our Internet Postage service. We cannot predict if our target customers will choose the Internet as a means of purchasing postage, or if customers will be willing to pay a fee to use our service, or if potential users will select our system over our competitors. Our target customers often have alternatives to the US Postal Service and shipping services, including online invoicing, bill payment and financial transactions. The General Accounting Office, in a report issued on October 21, 1999, stated that competition from these alternatives could lead to substantial declines in the U.S. Postal Service's First Class Mail volume in the next decade. Such trends could limit the market opportunity for our Internet Postage service.

    In addition, if the iShip.com acquisition is completed, we will enter the market for online shipping services. There can be no assurance that iShip.com will succeed as a business. The market for online shipping services is new and uncertain and may not develop. iShip.com faces many risks frequently experienced by early stage companies and companies in new, rapidly changing markets. iShip.com has not released its services commercially. It currently has no customers and no revenues, and its ability to obtain and retain customers will depend on the attractiveness of its service to its customers and on its customer service capabilities. If iShip.com experiences significant system, customer service, security or other problems once it begins commercial operation, customers may stop using or refuse to try iShip.com's services. In addition, shippers may terminate or limit their relationships with iShip.com. The occurrence of these problems could have a material adverse effect on iShip.com's and our business, financial condition or results of operations.

The integration of our company and iShip.com will present significant challenges. We may not be able to realize the benefits we anticipate from the acquisition of iShip.com.

    The iShip.com acquisition is subject to a number of contingencies, including approval of the acquisition by the stockholders of both iShip.com and Stamps.com and other customary closing conditions. As a result, there can be no assurance that the iShip.com acquisition will be completed. If the acquisition is not completed, the trading price of our common stock may fall.

    If the iShip.com acquisition is completed, we will face significant challenges in integrating organizations, operations, technology, product lines and services in a timely and efficient manner and in retaining key personnel and strategic partnerships of both companies. Cost synergies, revenue growth, technological development and other synergistic benefits may not materialize. Diversion of management attention, loss of management-level and other highly qualified employees, and an inability to integrate management, systems and operations of these two companies may all result from the acquisition. The failure to integrate our company and iShip.com successfully and to manage the challenges presented by the integration process may result in our company and iShip.com not achieving the anticipated potential benefits of the acquisition. Delays encountered in the transition process could have a material adverse effect upon the combined company.

    Further, the physical expansion in facilities that would occur as a result of this acquisition may result in disruptions that seriously impair our business. In particular, if the iShip.com acquisition is completed, we will have operations in multiple facilities in geographically distant areas. We are not experienced in managing facilities or operations in geographically distant areas.

We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

    As of September 30, 1999, we had not generated any revenues and had a deficit accumulated during the development stage of $27.3 million. Our lack of revenues can be attributed primarily to the fact that our Internet Postage service had not been released commercially until October 22, 1999. Due to the need to establish our brand and service, we expect to incur increasing sales and marketing, research and development, and administrative expenses and therefore could continue to incur net losses for at least the next several years or longer. As a result, we will need to generate significant revenues to achieve and maintain profitability.

    Our ability to generate gross margins generally assumes that if a market for Internet postage develops, we must generate significant revenues from a large base of active customers. We currently charge our customers a fee to use our Internet Postage service. See "Business--Our Internet Postage Service". However, given the lack of an established or proven commercial market for Internet postage, we cannot be sure that customers will be receptive to our fee structure. Even if we are able to establish a sizeable base of users, we still may not generate sufficient gross margins to become profitable.

    Since inception, iShip.com has not generated any significant revenues and had an accumulated deficit of $5.9 million as of September 30, 1999. If the iShip.com acquisition is completed, we expect that our losses will increase even more significantly because of additional costs and expenses related to:

 .  an increase in the number of employees;

 .  an increase in sales and marketing activities;

 .  additional facilities and infrastructure; and

 .  assimilation of operations and personnel.

    If the iShip.com acquisition is completed, we will record a significant amount of intangibles, the amortization of which will significantly and adversely affect our operating results. Based on our closing price of $57.50 per share on October 29, 1999, we expect these intangibles to equal approximately $455 million, which will be amortized over a four-year period. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to an immediate write-down of up to the full amount of the investment. In such event, our net loss in any given period could be greater than anticipated and the market price of our stock could decline.

If we cannot effectively manage our growth, our ability to provide services will suffer.

    Our reputation and ability to attract, serve and retain our customers depend upon the reliable performance of our Web site, network infrastructure and systems. We have a limited basis upon which to evaluate the capability of our systems to handle controlled or full commercial availability of our Internet Postage service. We have recently expanded our operations significantly, and further expansion will be required to address the anticipated growth in our user base and market opportunities. To manage the expected growth of operations and personnel, we will need to improve existing and implement new systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff. If the iShip.com acquisition is completed, we will need to assimilate substantially all of iShip.com's operations into our operations.

    We may not be able to manage our growth effectively. Our current expansion has and will continue to place a significant strain on our managerial, operational and financial resources. Our current and planned personnel, systems, procedures and controls may be inadequate to support our future operations. If we are unable to manage our growth effectively or experience disruptions during our expansion, our business will suffer and our financial condition and results of operations will be seriously affected.

If we are unable to maintain and develop our strategic relationships and distribution arrangements, our Internet Postage service may not achieve commercial acceptance.

    We have established strategic relationships with a number of third parties. Our strategic relationships generally involve the promotion and distribution of our service through our partners' products, services and Web sites. Additionally, some of our relationships provide for the inclusion of our logo or promotional offers for our service in packaging and marketing materials utilized by our partners. In return for promoting our service, our partners may receive revenue-sharing opportunities. In order to achieve wide distribution of our service, we believe we must establish additional strategic relationships to market our service effectively. We have limited experience in establishing and maintaining strategic relationships and we may fail in our efforts to establish and maintain these relationships.

    Our current strategic relationships have not yet resulted in significant revenues, primarily because we have only recently commercially released our Internet Postage service. As a result, our strategic partners may not view their relationships with us as significant or vital to their businesses and consequently, may not perform according to our expectations. We have little ability to control the efforts of our strategic partners and, even if we are successful in establishing strategic relationships, these relationships may not be successful.

    In addition, if the iShip.com acquisition is completed, iShip.com will be dependent on strategic relationships with eBay, Mail Boxes Etc., UPS, Yellow Freight Systems and the other major U.S. shipping services. If one or more of these companies terminates or limits its relationship with iShip.com, its business could be severely harmed or fail. iShip.com has limited experience in establishing strategic relationships and it may not be able to develop and maintain them sufficiently for its business to succeed.

We face risks typical of early stage companies and of new and rapidly changing markets.

    You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies and those in new and rapidly evolving markets. These risks include, among other things, our:

 . ability to meet and maintain government specifications for our service, specifically US Postal Service requirements;

 . complete dependence on a service that currently does not have broad market acceptance;

 . need to expand our sales and support organizations;

 . ability to establish and promote our brand name;

 . ability to expand our operations to meet the commercial demand for our service;

 . development of and reliance on strategic and distribution relationships;

 . ability to prevent and respond quickly to service interruptions;

 . ability to minimize fraud and other security risks; and

 . ability to compete with companies with greater capital resources and brand awareness.

If we do not achieve the brand recognition necessary to succeed in the Internet postage market, our business will suffer.

    We must quickly build our Stamps.com brand to gain market acceptance for our service. We believe it is imperative to our long term success that we obtain significant market share for our services before other competitors enter the Internet postage market. We must make substantial expenditures on product development, strategic relationships and marketing initiatives in an effort to establish our brand awareness. In addition, we must devote significant resources to ensure that our users are provided with a high quality online experience supported by a high level of customer service. We cannot be certain that we will have sufficient resources to build our brand and realize commercial acceptance of our service. If we fail to gain market acceptance for our service, our business will suffer dramatically or may fail.

System and online security failures could harm our business and operating results.

    Our services depend on the efficient and uninterrupted operation of our computer and communications hardware systems. In addition, we must provide a high level of security for the transactions we execute. We rely on internally-developed and third-party technology to provide secure transmission of postage and other confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers. Furthermore, if we are unable to provide adequate security, the US Postal Service could prohibit us from selling postage over the Internet.

    Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have entered into an Internet hosting agreement with Exodus Communications, Inc. to maintain our Internet postage servers at Exodus' data center in Southern California. Our operations depend on Exodus' ability to protect its and our systems in its data center against damage or interruption. Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have experienced minor system interruptions in the past and may experience them again in the future. Any substantial interruptions in the future could result in the loss of data and could completely impair our ability to generate revenues from our service. We do not presently have a formal disaster recovery plan in effect. We have business interruption insurance; however, we cannot be certain that our coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions.

    A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Anyone who is able to circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by any breach. We rely on specialized technology to provide the security necessary for secure transmission of postage and other confidential information. Advances in computer capabilities, new discoveries in security technology, or other events or developments may result in a compromise or breach of the algorithms we use to protect customer transaction data. Should someone circumvent our security measures, our reputation, business, financial condition and results of operations could be seriously harmed. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information. As a result, we may be required to expend a significant amount of financial and other resources to protect against security breaches or to alleviate any problems that they may cause.

If we do not expand our product and service offerings, our business may not grow.

    We may establish subsidiaries, enter into joint ventures or pursue the acquisition of new or complementary businesses, products or technologies in an effort to enter into new business areas, diversify our sources of revenue and expand our product and service offerings outside the Internet postage market. With the exception of our agreement to acquire iShip.com, we have no commitments or agreements and are not currently engaged in discussions for any material acquisitions or investments. We continue to evaluate incremental revenue opportunities and derivative applications of our technology such as ticketing, couponing and enterprise mailing systems and plan to pursue and develop those opportunities with strategic partners and investors. To the extent we pursue new or complementary businesses, we may not be able to expand our service offerings and related operations in a cost-effective or timely manner. We may experience increased costs, delays and diversions of management's attention when establising or integrating any new businesses or service. We may lose key personnel from our operations or those of any acquired business. Furthermore, any new business or service we launch that is not favorably received by users could damage our reputation and brand name in the Internet postage or other markets that we enter. We also cannot be certain that we will generate satisfactory revenues from any expanded services or products to offset related costs. Any expansion of our operations would also require significant additional expenses, and these efforts may strain our management, financial and operational resources. Additionally, future acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and operating results. New issuances of securities may also have rights, preferences and privileges senior to those of our common stock.

Fluctuations in our operating results could cause our stock price to fall.

    Prior to our commercial launch on October 22, 1999, we had not generated any revenues from our operations. Accordingly, we have a limited basis upon which to predict future operating results. We expect that our revenues, margins and operating results will fluctuate significantly due to a variety of factors, many of which are outside of our control. These factors include:

 . the success of the commercial release of our Internet Postage service;

 . the costs of defending ourselves in the Pitney Bowes litigation or against other intellectual property claims;

 . the costs of our marketing programs to establish and promote the Stamps.com brand name;

 . the demand for our Internet Postage service;

 . our ability to develop and maintain strategic distribution relationships;

 . the number, timing and significance of new products or services introduced by both us and our competitors;

 . our ability to develop, market and introduce new and enhanced services on a timely basis;

 . the level of service and price competition;

 . the increases in our operating expenses as we expand operations; and

 . general economic factors.

    Our cost of revenues includes costs for systems operations, customer service, Internet connection and security services; all of these costs will fluctuate depending upon the demand for our service. In addition, a substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses precede increased revenues, both gross margins and results of operations would be materially and adversely affected.

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

    Our management team is relatively new. We hired our Chairman and Chief Executive Officer in October 1998, our President and Chief Operating Officer in October 1999 and our Chief Financial Officer in September 1998. There can be no assurance that we will successfully assimilate our recently hired managers or that we can successfully locate, hire, assimilate and retain qualified key management personnel. Our business is largely dependent on the personal efforts and abilities of our senior management, including our Chairman and Chief Executive Officer, our President and Chief Operating Officer, and our Chief Financial Officer. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could have a material adverse effect on our results of operations and financial condition.

    Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, marketing and customer service personnel. Also, if we complete the iShip.com acquisition, our success will also depend on a successful integration of iShip.com's management with our senior management team. We plan to hire additional personnel in all areas of our business. Competition for qualified personnel is intense, particularly in the Internet and high technology industries. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. Further, we may be unable to retain the employees we currently employ or attract additional technical personnel. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

Third party assertions of violations of their intellectual property rights could adversely affect our business.

    In addition to the Pitney Bowes claim described above, as is customary with technology companies, we may receive or become aware of correspondence claiming potential infringement of other parties' intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims against us regardless of their validity. We may not have adequate resources to defend against these claims and any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. As an alternative to litigation, we may seek licenses for other parties' intellectual property rights. We may not be successful in obtaining all of the necessary licenses on commercially reasonable terms, if at all.

A failure to protect our own intellectual property could harm our competitive position.

    We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect our rights in our products, services, know-how and information. We have three issued US patents and have filed 18 patent applications in the United States, and one international patent application. We have also applied to register several trademarks and service marks. We plan to apply for other patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, any of our patents might be held invalid or unenforceable by a court. If our patents fail to protect our technology, our competitive position could be harmed. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. We generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

    In addition, if the iShip.com acquisition is completed, we will face additional risks that third parties will challenge iShip.com's intellectual property rights. The costs of defending against any such litigation, including the diversion of management time and resources, could adversely affect our business, financial condition and results of operations. The loss of any intellectual property litigation could severely limit iShip.com's operations, cause it to pay license fees, or prevent it from doing business.

    iShip.com also has applied for one patent for its intellectual property. The failure to obtain this patent, or to obtain patents on future proprietary technology or trademark protection for its brand name, could have a material adverse effect on iShip.com's and our business, financial condition and results of operations.

If the internal and third-party equipment and software that we use are not Year 2000 compliant, our operating results, brand and reputation could be impaired and we could lose customers.

    Many existing computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. If not corrected, there could be system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these "Year 2000" requirements.

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

    Furthermore, the purchasing patterns of users or potential users may be affected by Year 2000 issues as companies expend significant resources to correct their current systems. These expenditures may result in reduced funds available to purchase our service, which could seriously harm our business, operating results and financial condition. We have conducted a preliminary review of our internal computer systems to identify the systems that could be affected by the Year 2000 issue. Based on this preliminary review, we believe that our internal software systems are Year 2000 compliant. However, we continually evaluate our systems and intend to develop a contingency plan to address any Year 2000 issues.

    At this time, we have not yet developed a contingency plan to address situations that may result if we, or our vendors, are unable to achieve Year 2000 compliance. While we do not believe a contingency plan is necessary, the cost of developing and implementing this plan, if necessary, could be material. Any failure of our material systems, our vendors' material systems or the Internet to be Year 2000 compliant could have material adverse consequences for us. These consequences could include service interruptions or other difficulties in operating our service effectively or conducting other fundamental parts of our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000".

Our growth and operating results could be impaired if we are unable to meet our future capital requirements.

    We believe that our current cash balances and the proceeds of our proposed public offering of 5,750,000 shares of common stock will allow us to fund our operations, including the operation of iShip.com following its anticipated acquisition, for at least the next 24 months. However, we may require substantial working capital to fund our business and we may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. Our future capital needs depend on many factors, including:

 .  market acceptance of our postage and shipping services;

 .  the level of promotion and advertising of our postage and shipping services;

 .  the level of our development efforts;

 . rate of customer acquisition and retention of our postage and shipping services; and

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

We could be required to register as an investment company and become subject to substantial regulation that would interfere with our ability to conduct our business.

    We plan to invest the proceeds of this offering in short-term instruments consistent with prudent cash management and not primarily for the purpose of achieving investment returns. This could result in our being treated as an investment company under the Investment Company Act of 1940 and therefore being required to register as an investment company under the Investment Company Act. The Investment Company Act requires the registration of companies which are engaged primarily in the business of investing, reinvesting or trading in securities or which are engaged in investing, reinvesting, owning, holding or trading in securities and over 40% of whose assets on an unconsolidated basis (other than government securities and cash) consist of investment securities. While we do not believe that we are engaged primarily in the business of investing, reinvesting or trading in securities, we may invest our cash and cash equivalents in government securities to the extent necessary to avoid having over 40% of our assets consist of investment securities. Government securities are defined as securities issued by the U.S. government and certain federal agencies. These securities generally yield lower rates of income than other short-term instruments in which we have invested to date. Accordingly, investing substantially all of our cash and cash equivalents in government securities could result in lower levels of interest income, which could cause our losses to increase.

    If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons, if any, and other matters, incur substantial costs and experience a disruption of our business. Application of the provisions of the Investment Company Act to us would materially and adversely affect our business, prospects, financial condition and results of operations.

                    We face risks associated with our market

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

    Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not be successful in using new technologies effectively or adapting our technology and systems to user requirements or emerging industry standards on a timely basis. Our ability to remain technologically competitive may require substantial expenditures and lead time. If we are unable to adapt in a timely manner to changing market conditions or user requirements, our business, financial condition and results of operations could be seriously harmed.

If we are unable to compete successfully, particularly against large, traditional providers of postage products such as Pitney Bowes who enter the online postage market, our revenues and operating results will suffer.

    The market for Internet postage products and services is new and we expect it to be intensely competitive. At present, E-Stamp has a hardware-based product commercially available and Pitney Bowes and Neopost Industrie are seeking certification through the Information Based Indicia Program and have hardware products available for beta testing. All three of these vendors have also announced that they intend to offer software-based solutions; one of these, Pitney Bowes, has a software-based product in beta testing. If any of our competitors, including Pitney Bowes, could provide the same or similar service as us, our operations could be adversely impacted. See "--Success by Pitney Bowes in its suit against us alleging patent infringement could prevent us from offering our Internet Postage service and severely harm our business or cause it to fail".

    Internet postage may not be adopted by customers. These customers may continue to use traditional means to purchase postage, including purchasing postage from their local post office. If Internet postage becomes a viable market, we may not be able to establish or maintain a competitive position against current or future competitors as they enter the market. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. As a result, our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. We may from time to time make pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. These actions could result in reduced margins and seriously harm our business.

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

    If the iShip.com acquisition is completed, we will also compete with companies that provide shipping solutions to businesses. Customers may continue using the direct services of the US Postal Service, UPS and other major shippers, instead of adopting iShip.com's online service. Alternatively, potential competitors with greater resources than iShip.com, such as Pitney Bowes, may develop more successful Internet solutions. In addition, companies including GoShip.com, Intershipper.net, Kewill Systems, PackageNet and SmartShip are competing in shipping services. iShip.com also faces a significant risk that large shipping companies will collaborate in the development and operation of an online shipping system that could make iShip.com's service obsolete.

The success of our business will depend on the continued growth of the Internet and the acceptance by customers of the Internet as a means for purchasing postage.

    Our success depends in part on widespread acceptance and use of the Internet as a way to purchase postage. This practice is at an early stage of development, and market acceptance of Internet postage is uncertain. We cannot predict the extent to which customers will be willing to shift their purchasing habits from traditional to online postage purchasing. To be successful, our customers must accept and utilize electronic commerce to satisfy their product needs. Our future revenues and profits, if any, substantially depend upon the acceptance and use of the Internet and other online services as an effective medium of commerce by our target users.

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

    We are subject to continued US Postal Service scrutiny and other government regulations. The US Postal Service could change its certification requirements or specifications for Internet postage or revoke the approval of our service at any time. Any changes in requirements or specifications for Internet postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our Internet postage service. For example, the US Postal Service could decide to charge Internet postage vendors fees for the enrollment of each unique customer of the Internet postage product, which would be a cost that we would either absorb or pass through to customers. The US Postal Service could also decide that Internet postage should no longer be an approved postage service due to security concerns or other issues. Our business would suffer dramatically if we are unable to adapt our Internet Postage service to any new requirements or specifications or if the US Postal Service were to discontinue Internet postage as an approved postage method. Alternatively, the US Postal Service could amend its requirements to make certification easier to obtain, which could lead to more competition from third parties. See "--If we are unable to compete successfully, particularly against large, traditional providers of postage products such as Pitney Bowes who enter the online postage market, our revenues and operating results will suffer".

    In addition, US Postal Service regulations may require that our personnel with access to postal information or resources receive security clearance prior to doing relevant work. We may experience delays or disruptions if our personnel cannot receive necessary security clearances in a timely manner, if at all. The regulations may limit our ability to hire qualified personnel. For example, sensitive clearance may only be provided to US citizens or aliens who are specifically approved to work on US Postal Service projects.

Our operating results could be impaired if we or the Internet become subject to additional government regulation and legal uncertainties.

    With the exception of US Postal Service and Department of Commerce regulations, we are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

 .  user privacy;

 .  pricing;

 .  content;

 .  copyrights;

 .  distribution;

 .  characteristics and quality of products and services; and

 .  export controls.

    The adoption of any additional laws or regulations may hinder the expansion of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues, including property ownership, export of specialized technology, sales tax, libel and personal privacy. Our business, financial condition and results of operations could be seriously harmed by any new legislation or regulation. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could also harm our business.

    We offer our Internet Postage service in multiple states and plan to expand both domestically and internationally. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our Internet Postage service or prosecute us for violations of their laws. Further, we might unintentionally violate the laws of foreign jurisdictions and those laws may be modified and new laws may be enacted in the future.

If we market our Internet Postage service internationally, government regulation could disrupt our operations.

    One element of our strategy is to provide service in international markets. Our ability to provide service in international markets would likely be subject to rigorous governmental approval and certification requirements similar to those imposed by the US Postal Service. For example, our service cannot currently be used for international mail because foreign postal authorities do not currently recognize information-based indicia postage. If foreign postal authorities accept postage generated by our service in the future, and if we obtain the necessary foreign certification or approvals, we would be subject to ongoing regulation by foreign governments and agencies. To date, efforts to create a certification process in Europe and other foreign markets are in a preliminary stage and these markets may not prove to be a viable opportunity for us. As a result, we cannot predict when, or if, international markets will become a viable source of revenues for a postage service similar to ours.

    Our ability to provide service in international markets may also be impacted by the export control laws of the United States. Our software technology makes us subject to stronger export controls, and may prevent us from being able to export our products and services.

    If we achieve significant international acceptance of our Internet Postage service, our business activities will be subject to a variety of potential risks, including the adoption of laws and regulatory requirements, political and economic conditions, difficulties protecting our intellectual property rights and actions by third parties that would restrict or eliminate our ability to do business in these jurisdictions. If we begin to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including the potential adverse effects of exchange rate fluctuations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    We are exposed to interest rate risk for our cash equivalent investments and line of credit. At September 30, 1999, our cash equivalent investments, which consist principally of corporate debt and commercial paper, approximated $60 million and had a related weighted average interest rate of 5.27%. At September 30, 1999, our line of credit balance totaled $1 million and the related interest rate was 9.25% (the bank's prime rate + 1%).

    If market interest rates continue to rise, the value of our short-term investments will continue to decrease. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investments grade, interest-bearing instruments.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.

    On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit alleges that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. The suit is still pending. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents.

    The outcome of the litigation that Pitney Bowes has brought against us is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suit against us. See "Risk Factors--Success by Pitney Bowes in its suit against us alleging patent infringement could prevent us from offering our Internet Postage service and severely harm our business or cause it to fail".

   We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

Item 2.  Changes in Securities and Use of Proceeds.

    None.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information.

    On October 20, 1999, our board of directors appointed John M. Payne, our President and Chief Executive Officer, to the position of Chairman of the Board. In connection with his appointment as Chairman, Mr. Payne resigned his position as President and our board appointed Loren E. Smith to the position of President and Chief Operating Officer. Mr. Smith and Thomas H. Bruggere, the former Chairman of the Board, each remain a member of our board of directors.

    On October 15, 1999, we entered into a three-year marketing and distribution agreement with America Online, Inc. This partnership is an expansion of our agreement with AOL made in December 1998, and under the agreement, we will become the exclusive provider of postage software available across several AOL brands including AOL, CompuServe, Netscape Netcenter, and Digital City. Our software will also be bundled on AOL, Netscape and CompuServe branded CD-ROMs. Under the new agreement, we will make aggregate payments of $56 million over three years to AOL. In addition, AOL has agreement to make an $11 million equity investment in Stamps.com.

    On October 22, 1999, we announced the commercial availability of our Internet Postage service.

    On October 22, 1999, we signed a definitive agreement to acquire iShip.com, a privately-held company located in Bellevue, Washington. Under the terms of the agreement, we will issue up to 8,000,000 shares of our common stock for all outstanding shares, options and warrants of iShip.com. The acquisition will be accounted for under the purchase method of accounting and has been approved by the board of directors of both companies. We anticipate that the iShip.com acquisition will close during the fourth quarter of 1999. The iShip.com acquisition is subject to a number of closing conditions, including stockholder approval and other customary conditions. As a result, we cannot be certain that the iShip.com acquisition will be completed. The definitive agreement and plan of merger is filed as Exhibit 2.1 to our Current Report on Form 8-K dated October 22, 1999 and filed with the Commission on October 29, 1999.

    On October 22, 1999, our board of directors agreed to amend the company's 1999 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 7,290,000 shares to 9,790,000 shares, an increase of 2,500,000 shares. The plan amendment will be effective upon approval by the company's stockholders, which approval will be sought at the same stockholder meeting that will be held for purposes of approving the iShip acquisition.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits.

        27.1  Financial Data Schedule.

    (b) Reports on Form 8-K.

        Current Report on Form 8-K dated July 21, 1999 and filed with the Commission on July 26, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Stamps.com Inc.
                                    ---------------------------------------
                                                 (Registrant)

      November 10, 1999             /s/ John W. LaValle
-----------------------------       ---------------------------------------
           Date                     John W. LaValle
                                    Senior Vice President of Operations and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)