Form 10-K405
period 1999-12-31
STAMPS COM INC
filed 2000-03-30
CIK 1082923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 1999
                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from                      to

                        Commission file number 000-26427

                               ----------------
                                Stamps.com Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                          77-0454966
   (Stateor Other Jurisdiction                            (I.R.S. Employer
of Incororationpor Organization)                        Identification No.)

                                    Address
                     3420 Ocean Park Boulevard, Suite 1040
                         Santa Monica, California 90405

       Registrant's Telephone Number, Including Area Code: (310) 581-7200

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                                           Name of each exchange
             Title of each class                            on which registered
             -------------------                           ---------------------
        Common Stock, $.001 par value                    The Nasdaq National Market

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 27, 2000 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $765,000,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by The Nasdaq National Market System on that date). As of March 27, 2000, there were approximately 48,468,899 shares of the registrant's Common Stock issued and outstanding.

                      Documents Incorporated By Reference

   Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                STAMPS.COM INC.

          FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I..................................................................    1

    ITEM 1.  BUSINESS ..................................................     1

    ITEM 2.  PROPERTIES.................................................    22

    ITEM 3.  LEGAL PROCEEDINGS..........................................    22

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    22

 PART II.................................................................   23

    ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS........................................    23

    ITEM 6.  SELECTED FINANCIAL DATA....................................    25

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................    26

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    29

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    29

 PART III................................................................   30

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    30

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................    30

    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    30

 PART IV.................................................................   31

    ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K...................................................    31

                                    PART I.

  This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Stamps.com believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" beginning on page 10. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by such language. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business, including the risk factors set forth at the end of Part I, Item 1 of this Report, as well as our Registration Statement on Form S-4 (No. 333-91377), as amended, as filed with the Securities and Exchange Commission on February 14, 2000.

   Stamps.com, iShip.com(TM), Stamps.com Internet Postage(TM) and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

ITEM 1.  BUSINESS

Overview

   Stamps.com(TM) provides easy, convenient and cost-effective Internet mailing and shipping services to small businesses, large corporations, e-commerce vendors and individual consumers. We offer a one-stop service where customers can choose the best carrier for any transaction based on cost comparisons and delivery options. With Stamps.com's core mailing and shipping services, customers can use their existing PC/printer setup and Internet connection to select a carrier, print US postage or multi-carrier shipping labels, schedule a pick-up and track a package.

   Stamps.com was founded in September 1996 to investigate the feasibility of entering into the US Postal Service's Information Based Indicia Program and initiate the certification process for our Internet Postage service. In January 1998, we were incorporated in Delaware as StampMaster, Inc. and changed our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999 and our common stock is listed on the Nasdaq National Market under the symbol "STMP." In March 2000, we completed our acquisition of iShip.com(TM), a Washington corporation that was initially founded as MoveIt! Software, Inc. in May 1997 and changed its name to iShip.com, Inc. in May 1998. As a result of the acquisition, iShip.com is a wholly owned subsidiary of Stamps.com.

   Our principal executive offices are located at 3420 Ocean Park Boulevard, Suite 1040, Santa Monica, California 90405, and our telephone number is (310) 581-7200.

Stamps.com Internet Mailing and Shipping Services

   Stamps.com Internet Postage(TM) Service. Our Internet Postage service is approved by the US Postal Service and enables users to print information-based indicia, or electronic stamps, over the Internet and directly onto envelopes, labels or business documents using ordinary laser or inkjet printers. Our service requires no additional hardware to purchase and print postage; the user's existing PC, printer and Internet setup are sufficient. Accessing our service is simple. Our free software can be downloaded from the Internet or installed from a free CD-ROM. After installing the software and completing a brief registration process, customers can purchase and print postage 24 hours a day, seven days a week from their PCs. Customers are charged a monthly convenience fee based on usage of our service. Our technology meets strict US government security standards and our service incorporates US Postal Service-mandated address verification features to enhance the efficiency of mail processing and delivery. In addition, our Internet Postage service is designed to interact with word processing, contact and address management, accounting and corporate applications to stamp letters, invoices, statements, checks and other business documents automatically. On October 22, 1999, we commercially launched our Internet Postage service. As of February 29, 2000, our customer base consisted of over 150,000 users who had downloaded our software and registered for our service.

   Shipping and Tracking Services. As a result of our acquisition of Bellevue, Washington-based iShip.com in March 2000, we have added Web-based technology that is designed to provide a complete one-stop shipping and tracking solution. Our shipping tools are designed to help consumers, small businesses and large corporations price, ship, track and manage shipments over the Internet. These services will enable a comparison of rates and services among multiple carriers, including Airborne Express, FedEx, UPS, the US Postal Service and Yellow Freight Systems. In addition, our multi-carrier shipping solution is designed to provide simplified functionality for consumers, a broader feature set for the small business, and extensive management tools for the large corporate enterprise user. iShip.com's core service is designed to enable shippers to: (a) select the optimal shipping solution every time they ship a package; (b) print shipping labels from their desktop laser jet printers or high-speed thermal printers; (c) track packages, including in-bound packages; (d) send and receive e-mail notifications of the status of shipped packages; (e) maintain a shipping log and history of packages shipped;
(f) generate reports to help them better manage their shipping process; and
(g) provide shipping data to the package carriers' back-end host systems.

   Non-Mailing and Shipping Services. In addition to our core mailing and shipping services, we continue to evaluate incremental revenue opportunities and derivative applications of our technology and plan to pursue and develop those opportunities with strategic partners and investors. For instance, we announced on November 16, 1999 the formation of a subsidiary, EncrypTix, Inc. to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, we granted EncrypTix a license to our technology in those three specific fields of use. In addition, EncrypTix raised approximately $30 million in private financing from a group of financial and strategic investors that includes Vulcan Ventures, American Express Travel Related Services Company, Inc., Galileo International, GetThere.com, Inc., Loews Cineplex Entertainment Corporation, Mail Boxes Etc. USA, Inc., Mitsubishi International Corporation, Sabre, Inc., SunAmerica Investment Inc. and Tickets.com, Inc. As a result of the financing, we retain almost two-thirds of the economic interest and over 90% of the voting control of EncrypTix. EncrypTix provides highly secure, authenticated online printing technologies for the events, movie, travel and financial service industries. Utilizing many of the proprietary, Internet-based technologies developed by Stamps.com, EncrypTix will enable sellers and distributors of tickets and financial instruments to deliver value-bearing instruments such as tickets, vouchers, boarding passes, checks and gift certificates over the Internet through a customer's existing laser or inkjet printer. Similar to our Internet Postage service, no specialized hardware device is required for the EncrypTix service.

Overview of Our Industry

 Growth of Internet Commerce

   The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically. According to International Data Corporation, the number of Web users worldwide will grow from an estimated 142.2 million in 1998 to 502.4 million by 2003. In addition, International Data Corporation estimates that the percentage of Web users buying goods and services on the Internet will grow from 22% in December 1998 to 36% in December 2003. International Data Corporation further estimates that the total value of goods and services purchased over the Web will increase from approximately $50.4 billion in 1998 to approximately $1.3 trillion in 2003. Business-to-business commerce on the Internet is expected to contribute significantly to the future growth of Internet commerce. For example, International Data Corporation estimates that business-to-consumer commerce on the Internet will grow from approximately $14.9 billion in 1998 to approximately $177.7 billion in 2003 while business-to-business commerce on the Internet will grow from approximately $35.5 billion in 1998 to approximately $1.1 trillion in 2003.

 Growth in Internet Usage by Small Businesses

   The small office/home office and small business markets represent a large and growing customer segment. According to International Data Corporation, there were a combined 44.7 million small businesses and home offices in the United States in 1998, a number which International Data Corporation forecasts will grow to 57.6 million by 2002. For 1998, International Data Corporation reported that small businesses with less than 100 employees numbered 7.4 million, of which 77% had fewer than 10 employees. In addition, home offices numbered 37.3 million, of which 22.2 million were income-producing home offices, and the remainder were home offices used for corporate after-hours work or telecommuting.

   We believe that small businesses increasingly will rely on the functionality and pervasiveness of the Internet to reach and serve a large and global group of end users. The reduced cost of selling and marketing on the Internet, the ability to build and serve a large base of customers electronically and the potential for personalized low-cost customer interaction provide significant economic advantages. These overall benefits, combined with accessibility, have led to adoption of the Internet by small businesses and home offices. According to International Data Corporation, there will be 30.2 million US home offices accessing the Internet by 2002. According to Cyber Dialogue/FindSVP's 1999 US Small Business Internet Survey, 43% of businesses with fewer than 100 employees were estimated to be online in 1999. Of those small businesses that are currently online, 63% are already ordering products online and are spending an average of $171 monthly on postage. The Cyber Dialogue/FindSVP survey also found that 64% of online small businesses have employees who are online multiple times a day. This increased use of the Internet has resulted in small businesses becoming significant participants in the electronic commerce market. International Data Corporation estimates that small businesses accounted for $4.4 billion of electronic commerce in 1998 and will account for approximately $100.4 billion of electronic commerce activity in 2002.

 Traditional Postage Industry and the Emergence of Internet Postage

   According to the US Postal Service Annual Report, the total postage market was $62.8 billion in 1999, of which $38.9 billion was represented by first class, priority and express mail with the remainder consisting of other classes of mail including periodicals, bulk and international. The US Postal Service processed over 201 billion pieces of mail in 1998. Despite the growth in the use of e-mail, the total US postage market increased by 4.3% in 1999 from 1998.

   Despite this consistent growth in the postage market, the US Postal Service has experienced continued public demand for more convenient access to US Postal Service products and services; loss of revenue due to postal fraud; and strong competition from overnight delivery services and online transaction services.

   Recently, the General Accounting Office, in a report issued on October 21, 1999, stated that competition from alternatives such as online invoicing, bill payment and financial transactions could lead to declines in the U.S. Postal Service's First Class Mail volume in the next decade. Specifically, the report projects that First Class Mail will grow at an average annual rate of 1.8% in fiscal years 1999 to 2002 and then decline at an average annual rate of 2.5% in fiscal years 2003 to 2008. In addition, the Postal Service also forecasts Standard A mail, which is primarily advertising mail and includes letters, flats and parcels that are not sent by first-class mail or priority mail, to increase by an average annual rate of 5.3% in fiscal years 1999 through 2002 and to increase by an average annual rate of 3.3% in fiscal years 2003 through 2008.

   In response to these challenges, in 1995, the US Postal Service announced a program for its first new postage method since the approval of the postage meter in 1920. The Information Based Indicia Program is a ten-stage certification process for commercial release of Information Based Indicia products, or electronic postage, that can be purchased over the Internet and printed from a computer using ordinary laser or inkjet printers. Indicia are a new type of US Postal Service approved postage marks similar to stamps or metered postage. Information Based Indicia, which are essentially digital stamps, consist of a two dimensional bar code containing a digital signature that make each indicium unique. Through the Information Based Indicia Program, the US Postal Service is seeking to enhance user convenience with a new access channel for postage that allows users to print postage from their PCs 24 hours a day, seven days a week. The Information Based Indicia Program is intended to achieve the US Postal Service's security and revenue objectives by incorporating technological security features in each unique digitally-signed indicium and a secure postage accounting vault to provide greater revenue security. All Internet postage products, including any subsequent enhancements or additional implementation of a product, must complete US Postal Service testing and evaluation to ensure operational reliability, financial integrity and security to become certified for commercial distribution. Overall, the Information Based Indicia Program aims to provide improved, accurate mail processing and increased productivity, a result which is intended to reduce US Postal Service costs and postal fraud; increase service levels to under-served markets, including the rapidly growing small office/home office and other small business markets; and improve the US Postal Service's competitive position against overnight delivery services.

   The emergence of Internet postage though the US Postal Service's Information Based Indicia Program has created an attractive channel for the sale of postage, particularly to small office/home office and other small businesses. According to a 1997 US Postal Service survey of over 1,600 home offices, 98% of the respondents would likely use commercial software products to print postage directly from their computers, 88% of the respondents did not use a postage meter and 43% of the respondents purchased over $50 of postage per month. We believe that small businesses consider cost-effective mail generation, elimination of trips to the post office and the production of professional-looking mail as key components of an effective mailing system. Internet postage satisfies these requirements by providing 24 hours a day, seven day a week access to metered mail from the desktop. Furthermore, when considering the total cost of a traditional postage meter, including lease fees for both the meter and scale, meter resetting fees and special ink cartridges, small businesses pay a significant premium in addition to their normal postage expenditures for leasing a postage meter. Leasing a postage meter also requires space for additional hardware and the purchase of specialized materials and supplies. Meanwhile, small businesses that find leasing a postage meter uneconomical are still faced with the inconvenience of travelling to the post office, ATM or other locations to purchase stamps.

 Traditional Shipping Industry and the Emergence of Internet-Based Shipping

   By 2003, Forrester Research predicts that the number of residential packages shipped from online sales will top 2.1 billion per year. Forrester Research also projects that total residential package deliveries will grow from 2.98 million packages per day in 1999 to 6.53 million packages per day in 2003. International Data Corporation predicts a rise in the number of Internet users making purchases, from 31 million in 1998 to more than 183 million in 2003. With the growth in e-commerce activities, there is also increasing demand for package shipments relating to online commerce transactions in the business-to-consumer and business-to-business markets. We believe that technology will play an increasingly important role in creating efficiencies in package shipments. In addition, we believe that a major goal of package carriers is to capture shipping information electronically in order to reduce costs, increase accuracy, and speed tracking and billing. The Internet provides an ideal medium through which this information can be distributed and managed.

The US Postal Service Certification Process for Our Internet Postage Service

   All Internet postage products must complete extensive US Postal Service testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution. Each additional implementation of a particular product or function requires additional evaluation and approval by the US Postal Service prior to commercial delivery.

   The US Postal Service certification process for Internet postage is a standardized, ten-stage process concluding with commercial release. Each stage requires US Postal Service review and authorization to proceed to the next stage of the certification process. The US Postal Service has no published timeline or estimated time to complete each of the ten stages of the program. The most significant stage is the ninth stage, which requires a vendor to complete three phases of beta testing.

   In March 1997, we submitted our letter of intent to join the Information Based Indicia Program. From March 1997 through August 1998, we progressed through the first eight stages of the US Postal Service certification process. On August 24, 1998, the US Postal Service announced that we were approved for beta testing and our Internet Postage service became the first software-based postage solution approved by the US Postal Service for market testing. Between August 24, 1998 and August 9, 1999, we successfully completed the three-phase beta testing required by the US Postal Service's certification process. On August 9, 1999, we became the first software-based Internet postage solution approved for commercial release by the US Postal Service. On October 22, 1999, we launched our service. As of February 29, 2000, our customer base consisted of over 150,000 users who had downloaded our software and registered for our service.

Our Strategic Business Units

   In March 2000, we announced that we had organized into three specialized strategic business units (SBUs) focused on the enterprise, e-commerce and small business market segments of our core mailing and shipping services.

 Enterprise Strategic Business Unit

   The Stamps.com Enterprise SBU will offer companies with more than 1,000 employees an Internet-based, multi-carrier mailing and shipping service. The Stamps.com enterprise service will allow corporations to centrally manage and control costs from mailing and shipping activities across multiple carriers and can be distributed to thousands of corporate desktops using only a Web browser. Employees can prepare packages for shipments, comparing rates and services among carriers that include the US Postal Service, UPS, FedEx, Airborne Express and Yellow Freight. Operations management can use centralized administration tools to define shipping procedures, approve carriers and rates, and set business rules to control shipping costs and quality. The service is based on the application service provider (ASP) deployment model and recurring, transaction-based revenue streams.

 E-Commerce Services Strategic Business Unit

   The Stamps.com E-commerce Services SBU addresses the growing shipping needs of e-tailers and other online businesses, including auctioneers. Through partnerships with premier auction Web sites, Stamps.com will provide mailing and shipping services available at the conclusion of any transaction on the Internet. These services will be embedded in auction Web sites, e-tailer "shopping carts" and other points-of-purchase on various Web sites, enabling buyers and sellers to select precise pricing and delivery terms from among a variety of carrier choices.

 Small Business Strategic Business Unit

   Stamps.com's traditional business, serving small businesses and consumers with our Internet Postage service, is now our Small Business SBU. This unit will continue to offer an Internet-based solution for printing US Postal Service-approved postage and expanded offerings of multi-carrier document and package shipping to small businesses and home offices. Stamps.com's Internet Postage service targets small businesses in need of a more efficient and cost-effective way to send letters, documents, parcels and packages.

Our Strategic Distribution Partners

   Our objective is to achieve significant market penetration through relationships with strategic partners in each of the following categories:

  .  Web portals, content sites and Internet service providers, including
     AOL;

  .  independent software vendors, including Intuit and Microsoft;

  . PC, printer and other original equipment manufacturers, including IBM and Hewlett-Packard;

  . shipping services providers, including Mail Boxes, Etc., UPS, FedEx, Airborne Express and Yellow Freight; and

  .  office/postal supplies vendors, including 3M and Office Depot.

   We believe we will benefit from these relationships by achieving positive brand association and a cost-effective means of customer acquisition. We believe our partners can utilize their relationships with us to derive additional revenue opportunities and provide more value-added services to their customers. Our current strategic partners include:

3M                ClickAction               Galileo International Jfax             Oxygen
ADP               CompUSA                   Half.com              Kinkos           Register.com
Airborne Express  Concentric Networks       Hewlett-Packard       Lotus            Seiko Instruments
AllBusiness.com   Corel                     HotOffice             Mail Boxes, Etc. UPS
America Online    DayTimer                  IBM                   Mattel           USOPNet.com
Andale            Deluxe Financial Services iGo.com               Merrill Lynch    US West
AnyDay.com        Dymo/CoStar               Inc.com               Microsoft        Westvaco
AuctionRover      eBay                      Insight               Mindspring       Yellow Freight
AuctionWatch      Efax                      Interland             NetLedger        ZDNet
Bank Of America   ELetter                   Intuit                Office.com
BigStep           FedEx                     Janna                 Office Depot.com

Our Marketing and Sales

   We intend to establish a strong brand name by allocating significant resources to our marketing and distribution efforts. We distribute our Internet Postage software through our Web site and distribution partners. In addition, we will rely on traditional direct marketing tactics and several other channels to achieve distribution and branding of our mailing and shipping services, including:

   Web Sites. We intend to work with high traffic Web sites including portals, commerce and content sites, and other highly visible Internet sites. This channel will provide the opportunity for users to download our software and access our Internet Postage service or to access our Web-based shipping services.

   Affiliate Programs. We intend to utilize the traffic and customers of other online sites by offering revenue-sharing opportunities to affiliates that provide a link on their Web site to download our Internet Postage software and access our shipping and other related services. We can leverage our affiliates' abilities to offer new, value-added services and increase repeat visits to their site.

   Preloaded/Bundled Hardware and Services. We intend to take advantage of relationships with vendors of hardware products, including computers, printers and label makers, and with Internet service providers to offer our software and other services to buyers of their products. We can leverage our resellers' ability to promote new features on commodity, non-differentiated products and services.

   Embedded Software. We intend to seek further partnerships with software publishing companies. Software packages that would benefit from our current services would include word processing, contact and address management, accounting, billing and retail software.

   Postal and Packaging Supplies. We will target companies in the postal and packaging supplies industry, including manufacturers of envelopes, labels, checks, forms, digital scales and postage meters.

   Financial Services. We will seek distribution and co-branding opportunities with banks and brokerages by incorporating our mailing and shipping services into online banking and investing offered by financial service providers.

   Direct Sales. We will target corporate enterprise customers and specific large industries or vertical markets where distributed use of the mail and shipping services is prevalent, including insurance, travel and hospitality, financial services, law firms or other businesses where branch offices or agent organizational structures are common. We believe that significant benefits in the form of usability, convenience and cost savings to large corporate users may result from integrating our mailing and shipping services into the everyday work flow.

   Customer Retention Programs. We believe we can increase customer retention by offering a superior level of customer support and continually enhancing our service features to fully support all of our customers' mailing and shipping needs. We will continue to conduct both informal and formal market research to gain insight into what service enhancements are most important to both our current and prospective customers. In addition, we will build loyalty by offering exclusive savings to our customers through our existing partnerships and seeking online partnerships with points-based usage programs that reward our high revenue customers.

Our Competition

   The market for Internet postage products and services is new and intensely competitive. The US Postal Service approved our software-based Internet postage service and E-Stamp Corporation's hardware-based Internet postage service for commercial release on August 9, 1999. At present, two other Internet postage vendors have hardware and software products available for beta testing.

   The following is a summary of our competitors in the Information Based Indicia Program, including the status of each competitor's product in the US Postal Service certification process:

   E-Stamp Corporation. E-Stamp is a developer and marketer of a hardware-based solution enabling users to generate postage transactions from their existing personal computers and printers. E-Stamp was the first company to gain US Postal Service approval for market testing of a hardware storage device identified as the Postal Security Device. The US Postal Service approved E- Stamp's PC Postal Security Device product for commercial release on August 9, 1999. On February 15, 2000, E-Stamp announced that it received approval from the US Postal Service to begin testing of a Web-based postage product.

   Neopost Industrie. Neopost is a large French postage company with a US presence in the traditional postage meter industry. Similar to E-Stamp, Neopost has developed an online postage product that requires a special purpose hardware device, and announced their approval for Phase I beta testing in September 1998. On March 29, 1999, Neopost announced that their software-based postage product was approved for Phase I beta testing. Both of these products entered Phase II beta testing in December 1999. Finally, Neopost has commercially available a specialty metering device that can be attached to a user's PC and allows a user to download postage to the device from the Internet. This specialty metering device is not regulated by the Information Based Indicia Program because it does not allow for the printing of postage from standard inkjet or laser printers.

   Pitney Bowes, Inc. Pitney Bowes is the current market leader in the traditional postage meter business and had approximately $4.4 billion in revenues in 1999. Pitney Bowes has developed a product similar to E-Stamp which requires the use of a specialized hardware device for postage transactions. In addition, Pitney Bowes has developed a software-based postage product. On December 15, 1999, Pitney Bowes announced that it had received approval from the US Postal Service to proceed to the third and final phase of beta testing for both its hardware and software products. Pitney Bowes is expected to commercially launch its software-based product as soon as the first quarter of 2000.

   In addition to competing with Internet postage vendors for market share of Internet postage sales, we will also compete with traditional postage methods including stamps and metered mail. While we believe our Internet Postage service provides benefits over traditional postage methods, we cannot be certain that Internet postage will be adopted by postage consumers on a commercial scale, if at all. These customers may continue to use traditional means to purchase postage, including purchasing postage from their local post office. Any failure by us or other Internet postage vendors to displace traditional postage methods would seriously impact our ability to compete with providers of traditional postage.

   We may also face competition from hardware-based products. Although, we believe our software-based solution is easier to use than hardware-based products, hardware-based products have some advantages. For example, our service requires a user to connect to the Internet each time the user prints postage, while the hardware-based solution allows users to download postage onto a storage device that is connected to the user's computer. If users of hardware-based products do not transition to a software-based solution, we could face continuing competition from this market.

   As a result of the iShip.com acquisition in March 2000, we also compete with companies that provide shipping solutions to businesses. Customers may continue using the direct services of the US Postal Service, UPS, FedEx and other major shippers, instead of adopting our online service. Alternatively, potential competitors with greater resources than us, like Pitney Bowes, may develop more successful Internet solutions. In addition, companies including TanData Corporation, GoShip.com, BITS, Inc./Intershipper.net, Kewill Systems, PackageNet and Virtan, Inc./SmartShip are competing in shipping services. We also face a significant risk that large shipping companies will collaborate in the development and operation of an online shipping system that could make our Web-based shipping service obsolete.

   Overall, we may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is particularly true with respect to competitors with greater financial, marketing, service, support, technical, intellectual property and other resources than us. Stamps.com's failure to maintain a competitive position within the market could seriously harm our business, financial condition and results of operations. For further discussion of the competitive risks and factors to be considering in making an investment in our common stock, see "Risk Factors--If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes who enter the online postage and shipping markets, our revenues and operating results will suffer."

Our Internet Postage Service Technology

   Our Internet Postage service is comprised of the following key components:

   System Architecture. Our servers are located in a high-security, off-site data center and operate with internally developed security software. These servers create the data used to generate information-based indicia. These servers also process postage purchases using secure technology that meets US Postal Service security requirements. Our service currently uses a Windows-based client application, which supports a variety of label and envelope options and a wide range of printers. In addition, our application employs an internally developed user authentication mechanism for additional security.

   Transaction Processing. Our transaction processing servers are a combination of secure, commercially available and internally-developed technologies that are designed to provide secure and reliable transactions. Our system implements hardware to meet government standards for security and data integrity. The performance and scalability of our Internet Postage system is designed to allow many users to process postage transactions through our Web site.

   Database Processing. Our database servers are designed and built with industry-leading database technologies and can be built to scale incrementally as needed.

Our Web-Based Shipping Services Technology

   Our shipping services technology is comprised of the following key components:

   System Architecture. Our service is offered to customers via Internet browsers, and its server environment utilizes Microsoft Windows NT. The service is designed on a three-tier architecture comprised of customer, transactional and database technology layers.

   Transaction Processing. Our transaction processing servers include a combination of secure technologies that are designed to provide secure and reliable transactions. The performance and scalability of our Internet shipping system allow many users to process shipping transactions through our Web site. Our production servers are located in a high security, off-site data center, and our development and test data centers are located in our Bellevue, Washington facilities, allowing us to test releases in stages.

   Database Processing. Our database servers are designed and built with industry leading database technologies and can be built to scale incrementally as needed.

Our Intellectual Property

   We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and to protect our intellectual property rights in products, services, know-how and information. We have three issued US patents and have filed 26 patent applications in the United States, and one international patent application. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents in the future.

   Despite efforts to protect our intellectual property rights, we face substantial uncertainty regarding the impact that other parties' intellectual property positions will have on our markets. In particular, Pitney Bowes has sent formal comments to the US Postal Service asserting that intellectual property of Pitney Bowes related to postage metering and systems would be infringed by products meeting the requirements of the Information Based Indicia Program's specifications. Furthermore, in June 1999, Pitney Bowes filed two separate lawsuits in the United States District Court for the District of Delaware against both us and E-Stamp alleging infringement of Pitney Bowes patents. For a discussion of claims by Pitney Bowes and risks associated with intellectual property, please refer to "Risk Factors--Success by Pitney Bowes in its suit against us alleging patent infringement could prevent us from offering our Internet Postage service and severely harm our business or cause it to fail" and "Legal Proceedings."

Employees

   As of December 31, 1999, we had 216 full-time employees, of which 58 were employed in research and development, 94 were employed in sales and marketing and 29 were employed in administrative positions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Risk Factors

  You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in our company or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing Stamps.com. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

  This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about Stamps.com and the Internet industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. Stamps.com does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                 We face risks associated with our operations

If we do not effectively manage the commercial release of our Internet mailing and shipping services, our business will be harmed.

   On August 9, 1999, our Internet Postage service was approved by the US Postal Service for commercial release. On October 22, 1999, we began to offer our Internet Postage service commercially. Our Internet shipping services have not yet been introduced on a commercial scale. We face numerous risks coincident with the introduction of our services. For example, our mailing and shipping services have not yet been subjected to the demands of widespread commercial use. We cannot be sure that our services will successfully process large numbers of user transactions. If we experience problems with the scalability or functionality of our services, our full commercial deployment could be delayed and our results of operations would be adversely impacted.

   The continued commercial roll-out of our Internet Postage service is dependent upon our service continuing to meet US Postal Service performance specifications and regulations. For example, our service must continue to perform according to US Postal Service specifications in order to receive additional license certificates necessary to add customers. Meanwhile, our Internet mailing and shipping services must meet the commercial demands of our customers, which are primarily expected to range from small businesses to large enterprises. We are currently conducting a national customer registration campaign, particularly for our Internet Postage service; however, we have very limited experience conducting marketing campaigns, and we may fail to generate significant interest. Additionally, we have limited experience selling our services to enterprise customers and cannot predict the length of enterprise sales cycles or implementation times for our services. On the other hand, if we experience extensive interest in our services, we may fail to meet the expectations of customers due to limited experience in operating our services and the strains this demand will place on our Web site, network infrastructure and systems.

   Our ability to obtain and retain customers depends on the attractiveness of our service to our customers and on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed.

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

   The markets for Internet postage and shipping have not developed, and their development is subject to substantial uncertainty. We cannot assure you that these markets will develop.

   We depend heavily on the commercial acceptance of our Internet Postage service. We cannot predict if our target customers will choose the Internet as a means of purchasing postage, or if customers will be willing to pay a fee to use our service, or if potential users will select our system over our competitors. Our target customers often have alternatives to the US Postal Service and shipping services, including online invoicing, bill payment and financial transactions. The General Accounting Office, in a report issued on October 21, 1999, stated that competition from these alternatives could lead to substantial declines in the US Postal Service's First Class Mail volume in the next decade. These trends could limit the market opportunity for our Internet Postage service. In addition, the US Postal Service could suspend, terminate or offer services which compete against Internet postage, any of which could stop or negatively impact the commercial adoption of our Internet Postage service.

   In addition, our acquisition of iShip.com in March 2000 represents our entry into the market for online shipping services. There can be no assurance that we will succeed in this business. The market for online shipping services is new and uncertain and may not develop. In addition, we have not released our shipping services on a commercial scale and we currently have no customers and no revenues attributable to our online shipping services. Our ability to obtain and retain customers will depend on the attractiveness of our service to our customers and on our customer service capabilities. If we experience significant system, customer service, security or other problems once we begin commercial operation of our shipping services, customers may stop using or refuse to try these and other services we offer. In addition, shippers may terminate or limit their relationships with us. The occurrence of these problems could have a material adverse effect on our business, financial condition or results of operations.

The integration of our company and iShip.com will present significant challenges. We may not be able to realize the benefits we anticipate from the acquisition of iShip.com.

   As a result of our acquisition of iShip.com in March 2000, we face significant challenges in integrating organizations, operations, technology, product lines and services in a timely and efficient manner and in retaining key personnel and strategic partnerships of both companies. Cost synergies, revenue growth, technological development and other synergistic benefits may not materialize. Diversion of management attention, loss of management-level and other highly qualified employees, and an inability to integrate management, systems and operations of these two companies may all result from the acquisition. The failure to integrate our company and iShip.com successfully and to manage the challenges presented by the integration process may result in our company and iShip.com not achieving the anticipated potential benefits of the acquisition. Delays encountered in the transition process could have a material adverse effect upon the combined company.

   Further, the physical expansion in facilities that have occurred as a result of this acquisition may result in disruptions that seriously impair our business. In particular, we now have operations in multiple facilities in geographically distant areas. We are not experienced in managing facilities or operations in geographically distant areas.

We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

   As of December 31, 1999, we had not generated any significant revenues and had a deficit accumulated during the development stage of $60.7 million. Our lack of revenues can be attributed primarily to the fact that our Internet Postage service had not been released commercially until October 22, 1999. Due to the need to establish our brand and service, we expect to incur increasing sales and marketing, research and development, and administrative expenses and therefore could continue to incur net losses for at least the next several years or longer. As a result, we will need to generate significant revenues to achieve and maintain profitability.

   Since inception, iShip.com did not generate any significant revenues and had an accumulated deficit of $10.6 million as of December 31, 1999. As a result of the iShip.com acquisition, we expect that our losses will increase even more significantly because of additional costs and expenses related to an increase in the number of employees; an increase in sales and marketing activities; additional facilities and infrastructure; and assimilation of operations and personnel.

   In connection with the iShip.com acquisition, we will record a significant amount of intangibles, the amortization of which will significantly and adversely affect our operating results. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to an immediate write-down of up to the full amount of the investment. In this event, our net loss in any given period could be greater than anticipated and the market price of our stock could decline. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Our ability to generate gross margins generally assumes that if a market for our services develops, we must generate significant revenues from a large base of active customers. We currently charge our customers a fee to use our Internet Postage service. We have yet to determine how customers will be charged for our Internet shipping services. In order to attract customers, we may run special promotions and offer discounts on fees, postage and supplies. However, given the lack of an established or proven commercial market for our services, we cannot be sure that customers will be receptive to our fee structures. Even if we are able to establish a sizeable base of users, we still may not generate sufficient gross margins to become profitable. In addition, our ability to generate revenues or achieve profitability could be adversely affected by special promotions or changes to our pricing plans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

If we cannot effectively manage our growth, our ability to provide services will suffer.

   Our reputation and ability to attract, serve and retain our customers depend upon the reliable performance of our Web site, network infrastructure and systems. We have a limited basis upon which to evaluate the capability of our systems to handle controlled or full commercial availability of our Internet Postage service or our online shipping services. We have recently expanded our operations significantly, and further expansion will be required to address the anticipated growth in our user base and market opportunities. To manage the expected growth of operations and personnel, we will need to improve existing and implement new systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff. As a result of the iShip.com acquisition, we will need to assimilate substantially all of iShip.com's operations into our operations.

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

If we are unable to maintain and develop our strategic relationships and distribution arrangements, our Internet mailing and shipping services may not achieve commercial acceptance.

   We have established strategic relationships with a number of third parties. Our strategic relationships generally involve the promotion and distribution of our service through our partners' products, services and Web sites. Additionally, some of our relationships provide for the inclusion of our logo or promotional offers for our service in packaging and marketing materials utilized by our partners. In return for promoting our service, our partners may receive revenue-sharing opportunities. In order to achieve wide distribution of our service, we believe we must establish additional strategic relationships to market our service effectively. If one or more of our partners terminates or limits its relationship with us, our business could be severely harmed or fail. We have limited experience in establishing and maintaining strategic relationships and we may fail in our efforts to establish and maintain these relationships.

   Our current strategic relationships, including those established by iShip.com, have not yet resulted in significant revenues, primarily because we have only recently commercially released our Internet Postage service and our online shipping services have yet to be released on a commercial scale. As a result, our strategic partners may not view their relationships with us as significant or vital to their businesses and consequently, may not perform according to our expectations. We have little ability to control the efforts of our strategic partners and, even if we are successful in establishing strategic relationships, these relationships may not be successful.

We face risks typical of early stage companies and of new and rapidly changing markets.

   You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies and those in new and rapidly evolving markets. These risks include, among other things, our (a) ability to meet and maintain government specifications for our Internet Postage service, specifically US Postal Service requirements; (b) complete dependence on Internet mailing and shipping services that currently do not have broad market acceptance; (c) need to expand our sales and support organizations; (d) ability to establish and promote our brand name; (e) ability to expand our operations to meet the commercial demand for our services; (f) development of and reliance on strategic and distribution relationships; (g) ability to prevent and respond quickly to service interruptions; (h) ability to minimize fraud and other security risks; and (i) ability to compete with companies with greater capital resources and brand awareness.

If we do not achieve the brand recognition necessary to succeed in the Internet mailing and shipping markets, our business will suffer.

   We must quickly build our Stamps.com brand to gain market acceptance for our services. We believe it is imperative to our long term success that we obtain significant market share for our services before other competitors enter the Internet postage and shipping markets. We must make substantial expenditures on product development, strategic relationships and marketing initiatives in an effort to establish our brand awareness. In addition, we must devote significant resources to ensure that our users are provided with a high quality online experience supported by a high level of customer service. We cannot be certain that we will have sufficient resources to build our brand and realize commercial acceptance of our services. If we fail to gain market acceptance for our services, our business will suffer dramatically or may fail.

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

   Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have entered into an Internet hosting agreement with Exodus Communications, Inc. to maintain our Internet postage servers at Exodus' data center in Southern California. Our operations depend on Exodus' ability to protect its and our systems in its data center against damage or interruption. Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have experienced minor system interruptions in the past and may experience them again in the future. Any substantial interruptions in the future could result in the loss of data and could completely impair our ability to generate revenues from our service. We do have a business interruption plan that we continue to refine and update; however, we do not presently have a full disaster recovery plan in effect to cover loss of facilities and equipment. In addition, we do not have a "fail-over" site that mirrors our infrastructure to allow us to operate from a second location. We have business interruption insurance; however, we cannot be certain that our coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions.

   A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Anyone who is able to circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by any breach. We rely on specialized technology, both within our own infrastructure and that provided by Exodus, to provide the security necessary for secure transmission of postage and other confidential information. Advances in computer capabilities, new discoveries in security technology, or other events or developments may result in a compromise or breach of the algorithms we use to protect customer transaction data. Should someone circumvent our security measures, our reputation, business, financial condition and results of operations could be seriously harmed. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information. As a result, we may be required to expend a significant amount of financial and other resources to protect against security breaches or to alleviate any problems that they may cause.

If we do not expand our product and service offerings, our business may not grow.

   We may establish subsidiaries, enter into joint ventures or pursue the acquisition of new or complementary businesses, products or technologies in an effort to enter into new business areas, diversify our sources of revenue and expand our product and service offerings outside the Internet postage market. We have no commitments or agreements and are not currently engaged in discussions for any material acquisitions or investments. We continue to evaluate incremental revenue opportunities and derivative applications of our technology and may pursue and develop those opportunities with strategic partners and investors. To the extent we pursue new or complementary businesses, we may not be able to expand our service offerings and related operations in a cost-effective or timely manner. We may experience increased costs, delays and diversions of management's attention when integrating any new businesses or service. We may lose key personnel from our operations or those of any acquired business. Furthermore, any new business or service we launch that is not favorably received by users could damage our reputation and brand name in the Internet postage and shipping or other markets that we enter. We also cannot be certain that we will generate satisfactory revenues from any expanded services or products to offset related costs. Any expansion of our operations would also require significant additional expenses, and these efforts may strain our management, financial and operational resources. Additionally, future acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and operating results. New issuances of securities may also have rights, preferences and privileges senior to those of our common stock.

Fluctuations in our operating results could cause our stock price to fall.

   Prior to our commercial launch on October 22, 1999, we had not generated any revenues from our operations. Accordingly, we have a limited basis upon which to predict future operating results. We expect that our revenues, margins and operating results will fluctuate significantly due to a variety of factors, many of which are outside of our control. These factors include: (a) the success of the commercial release of our Internet Postage and online shipping services; (b) the costs of defending ourselves in the Pitney Bowes litigation or against other intellectual property claims; (c) the costs of our marketing programs to establish and promote the Stamps.com brand name; (d) the demand for our Internet Postage and shipping services; (e) our ability to develop and maintain strategic distribution relationships; (f) the number, timing and significance of new products or services introduced by both us and our competitors; (g) our ability to develop, market and introduce new and enhanced services on a timely basis; (h) the level of service and price competition; (i) the increases in our operating expenses as we expand operations; and (j) general economic factors.

   Our cost of revenues includes costs for systems operations, customer service, Internet connection and security services; all of these costs will fluctuate depending upon the demand for our services. In addition, a substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses precede increased revenues, both gross margins and results of operations would be materially and adversely affected.

   Due to the foregoing factors and the other risks discussed in this annual report, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations will be below the expectations of public market analysts and investors. In this event, the market price of our common stock is likely to decline.

We rely on a relatively new management team and need additional personnel to grow our business.

   Our management team is relatively new. We hired our Chairman and Chief Executive Officer in October 1998, our President and Chief Operating Officer in October 1999 and our Chief Financial Officer in September 1998. We have also recently hired or intend to hire senior managers for our strategic business units. There can be no assurance that we will successfully assimilate our recently hired managers or that we can successfully locate, hire, assimilate and retain qualified key management personnel. Our business is largely dependent on the personal efforts and abilities of our senior management, including our Chairman and Chief Executive Officer, our President and Chief Operating Officer, and our Chief Financial Officer. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could have a material adverse effect on our results of operations and financial condition.

   Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, marketing and customer service personnel. Also, our success will also depend on a successful integration of iShip.com's management with our senior management team. We plan to hire additional personnel in all areas of our business. Competition for qualified personnel is intense, particularly in the Internet and high technology industries. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. Further, we may be unable to retain the employees we currently employ or attract additional technical personnel. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

Third party assertions of violations of their intellectual property rights could adversely affect our business.

   In addition to the Pitney Bowes claim described above, as is customary with technology companies, we may receive or become aware of correspondence claiming potential infringement of other parties' intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims against us regardless of their validity. We may not have adequate resources to defend against these claims and any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. As an alternative to litigation, we may seek licenses for other parties' intellectual property rights. We may not be successful in obtaining all of the necessary licenses on commercially reasonable terms, if at all. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business.

A failure to protect our own intellectual property could harm our competitive position.

   We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect our rights in our products, services, know-how and information. We have three issued US patents and have filed 26 patent applications in the United States, and one international patent application. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents, trademarks and service marks in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, any of our patents, trademarks or service marks might be held invalid or unenforceable by a court. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents.

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

   We believe that our current cash balances will allow us to fund our operations through fiscal year 2001. However, we may require substantial working capital to fund our business and we may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. Our future capital needs depend on many factors, including market acceptance of our postage and shipping services; the level of promotion and advertising of our postage and shipping services; the level of our development efforts; rate of customer acquisition and retention of our postage and shipping services; and changes in technology.

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

   We invest in short-term instruments consistent with prudent cash management and not primarily for the purpose of achieving investment returns. This could result in our being treated as an investment company under the Investment Company Act of 1940 and therefore being required to register as an investment company under the Investment Company Act. The Investment Company Act requires the registration of companies which are engaged primarily in the business of investing, reinvesting or trading in securities or which are engaged in investing, reinvesting, owning, holding or trading in securities and over 40% of whose assets on an unconsolidated basis (other than government securities and cash) consist of investment securities. While we do not believe that we are engaged primarily in the business of investing, reinvesting or trading in securities, we may invest our cash and cash equivalents in government securities to the extent necessary to avoid having over 40% of our assets consist of investment securities. Government securities are defined as securities issued by the U.S. government and certain federal agencies. These securities generally yield lower rates of income than other short-term instruments in which we have invested to date. Accordingly, investing substantially all of our cash and cash equivalents in government securities could result in lower levels of interest income, which could cause our losses to increase.

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

If the software, hardware, computer technology and other systems and services we use are not Year 2000 compliant, our operations could suffer and we could lose customers.

   Many existing computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. If these systems have not been properly corrected, there could be system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to become "Year 2000" compliant. In addition, despite the fact that many computer systems are currently processing 21st century dates correctly, these companies, including us, could experience latent Year 2000 problems.

   We use and depend on third party equipment and software that may not be Year 2000 compliant. If Year 2000 issues prevent our customers from accessing the Internet or our Web site, processing transactions or using their credit cards, our business will suffer. Any failure of our third party equipment, software or services to operate properly could require us to incur unanticipated expenses, which could seriously harm our business and operating results.

                   We face risks associated with our market

If we do not respond effectively to technological change, our services could become obsolete and our business will suffer.

   The development of our services and other technology entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online operations. The Internet and the electronic commerce industry are characterized by rapid technological change; changes in user and customer requirements and preferences; frequent new product and service introductions embodying new technologies; and the emergence of new industry standards and practices.

   The evolving nature of the Internet or the Internet postage and shipping markets could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to license or acquire leading technologies useful in our business; enhance our existing services; develop new services or features and technology that address the increasingly sophisticated and varied needs of our current and prospective users; and respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

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

If we are unable to compete successfully, particularly against large, traditional providers of postage products such as Pitney Bowes who enter the online postage and shipping markets, our revenues and operating results will suffer.

   The market for Internet postage products and services is new and we expect it to be intensely competitive. At present, E-Stamp has a hardware-based product commercially available and has announced that it begun testing a Web-based product through the Information Based Indicia Program. Pitney Bowes and Neopost Industrie are each seeking certification for both hardware and software products through the Information Based Indicia Program. Pitney Bowes and Neopost each have hardware products available for beta testing and Pitney Bowes is expected to commercially launch its software-based product as soon as the first quarter of 2000. If any of our competitors, including Pitney Bowes, provide the same or similar service as us, our operations could be adversely impacted. See "--Success by Pitney Bowes in its suit against us alleging patent infringement could prevent us from offering our Internet Postage service and severely harm our business or cause it to fail."

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

   As a result of the iShip.com acquisition in March 2000, we also compete with companies that provide shipping solutions to businesses. Customers may continue using the direct services of the US Postal Service, UPS and other major shippers, instead of adopting our online service. Alternatively, potential competitors with greater resources than iShip.com, like Pitney Bowes, may develop more successful Internet solutions. In addition, companies including TanData Corporation, GoShip.com, BITS, Inc./Intershipper.net, Kewill Systems, PackageNet and Virtan, Inc./SmartShip are competing in shipping services. We also face a significant risk that large shipping companies will collaborate in the development and operation of an online shipping system that could make our Internet shipping services obsolete.

The success of our business will depend on the continued growth of the Internet and the acceptance by customers of the Internet as a means for purchasing postage and shipping services.

   Our success depends in part on widespread acceptance and use of the Internet as a way to purchase postage and shipping services. This practice is at an early stage of development, and market acceptance of Internet postage and shipping services is uncertain. We cannot predict the extent to which customers will be willing to shift their purchasing habits from traditional to online postage and/or shipping services. To be successful, our customers must accept and utilize electronic commerce to satisfy their product needs. Our future revenues and profits, if any, substantially depend upon the acceptance and use of the Internet and other online services as an effective medium of commerce by our target users.

   The Internet may not become a viable long-term commercial marketplace due to potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. The commercial acceptance and use of the Internet may not continue to develop at historical rates. Our business, financial condition and results of operations would be seriously harmed if use of the Internet and other online services does not continue to increase or increases more slowly than expected; the infrastructure for the Internet and other online services does not effectively support future expansion of electronic commerce or our services; concerns over security and privacy inhibit the growth of the Internet; or the Internet and other online services do not become a viable commercial marketplace.

US Postal Service regulation may cause disruptions or the discontinuance of our business.

   We are subject to continued US Postal Service scrutiny and other government regulations. The US Postal Service could change its certification requirements or specifications for Internet postage or revoke the approval of our service at any time. Any changes in requirements or specifications for Internet postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our Internet postage service. For example, the US Postal Service could decide to charge Internet postage vendors fees for the enrollment of each unique customer of the Internet postage product, which would be a cost that we would either absorb or pass through to customers. The US Postal Service could also decide that Internet postage should no longer be an approved postage service due to security concerns or other issues. Our business would suffer dramatically if we are unable to adapt our Internet Postage service to any new requirements or specifications or if the US Postal Service were to discontinue Internet postage as an approved postage method. Alternatively, the US Postal Service could introduce competitive programs or amend Internet postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the US Postal Service itself. See "--If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes who enter the online postage and shipping markets, our revenues and operating results will suffer."

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

   With the exception of US Postal Service and Department of Commerce regulations, we are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to user privacy; pricing; content; copyrights; distribution; characteristics and quality of products and services; and export controls.

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

   We offer our services in multiple states and plan to expand both domestically and internationally. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our services or prosecute us for violations of their laws. Further, we might unintentionally violate the laws of foreign jurisdictions and those laws may be modified and new laws may be enacted in the future.

If we market our services internationally, government regulation could disrupt our operations.

   One element of our strategy is to provide services in international markets. Our ability to provide our Internet Postage service in international markets would likely be subject to rigorous governmental approval and certification requirements similar to those imposed by the US Postal Service. For example, our Internet Postage service cannot currently be used for international mail because foreign postal authorities do not currently recognize information-based indicia postage. If foreign postal authorities accept postage generated by our service in the future, and if we obtain the necessary foreign certification or approvals, we would be subject to ongoing regulation by foreign governments and agencies. To date, efforts to create a certification process in Europe and other foreign markets are in a preliminary stage and these markets may not prove to be a viable opportunity for us. As a result, we cannot predict when, or if, international markets will become a viable source of revenues for a postage service similar to ours.

   Our ability to provide service in international markets may also be impacted by the export control laws of the United States. Our software technology makes us subject to stronger export controls, and may prevent us from being able to export our products and services.

   If we achieve significant international acceptance of our services, our business activities will be subject to a variety of potential risks, including the adoption of laws and regulatory requirements, political and economic conditions, difficulties protecting our intellectual property rights and actions by third parties that would restrict or eliminate our ability to do business in these jurisdictions. If we begin to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including the potential adverse effects of exchange rate fluctuations.

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

   The provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it difficult for a third party to acquire us, even it would be beneficial to our stockholders. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prohibit or delay a merger or other takeover of our company, and discourage attempts to acquire us.

Additional shares held by existing stockholders may be sold into the public market, which could cause our stock price to decline.

   Public sales of substantial amounts of common stock purchased in private financings prior to our initial public offering or upon the exercise of stock options or warrants could adversely affect the prevailing market price of our common stock. On December 22, 1999, upon the expiration of a lock-up entered into in connection with our initial public offering, an additional 2.1 million shares of our outstanding common stock were available for immediate sale. On February 7, 2000, a lock-up entered into in connection with our follow-on public offering expired for approximately 6.8 million shares of our outstanding common stock and, on March 6, 2000, the follow-on offering lock-up expired for all remaining shares subject to the lock-up. All of the shares subject to the lock-up were available for immediate sale, subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Of these shares, approximately 22.5 million held by investment funds may be distributed by them from time to time to their investors. Upon distribution, those shares will be available for immediate sale.

   Sales of substantial amounts of common stock in the public market, or the perception that these sales could occur, could adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

ITEM 2.  PROPERTIES

   Our corporate headquarters are located in a 90,000 square foot facility in Santa Monica, California under a lease expiring on May 31, 2004. We also have a 14,000 square foot facility in Irvine, California under a lease expiring in March 2004. Finally, we assumed a lease in the iShip.com acquisition for approximately 21,000 square feet in Bellevue, Washington expiring in August 2004 and have entered into a lease for 76,000 square feet in Bellevue, Washington which expires in March 2009. We believe that our current facilities and other facilities that will be available to us will be adequate to accommodate our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

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

   The outcome of the litigation that Pitney Bowes has brought against us is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suit against us. See "Risk Factors--Success by Pitney Bowes in its suit against us alleging patent infringement could prevent us from offering our Internet Postage service and severely harm our business or cause it to fail."

   On December 29, 1999, three individual plaintiffs filed a suit against us for alleged breach of oral contract, quantum meruit, fraud and negligent representation in the California Superior Court for the County of Los Angeles. The complaint was amended on January 28, 2000 to add Mohan Ananda, one of our directors, as a defendant and to remove one of the plaintiffs from the suit. The suit alleges that the plaintiffs were due cash consideration for securing a board member and investors for Stamps.com. The complaint seeks $13.3 million plus other unspecified compensatory damages, punitive and exemplary damages and attorneys' fees and costs incurred. We answered the complaint on March 8, 2000, denying the allegations and asserting a number of affirmative defenses. The outcome of this litigation is uncertain and we can give no assurance that the plaintiffs will not prevail.

   We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Market Information

   Our common stock has traded on The Nasdaq National Market under the symbol "STMP" since June 25, 1999. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sales prices reported on The Nasdaq National Market for our common stock for the periods indicated.

                                                                   High   Low
                                                                  ------ ------
   Fiscal 1999
     Second Quarter (June 25, 1999 through June 30, 1999)........ $17.50 $13.25
     Third Quarter............................................... $48.00 $22.25
     Fourth Quarter.............................................. $88.25 $30.69
   Fiscal 2000
     First Quarter (through March 27, 2000)...................... $47.50 $24.50

Recent Share Prices

   The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 31, 1999 and (ii) March 27, 2000.

                                                                         Closing
                                                                          Price
                                                                         -------
       December 31, 1999................................................ $41.625
       March 27, 2000................................................... $25.50

Holders

   As of March 27, 2000, there were 287 stockholders of record and approximately 48,468,899 shares of our common stock issued and outstanding.

Dividend Policy

   We have never declared nor paid cash dividends on our capital stock. We currently intend to retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   We made the following unregistered sales of common stock during the quarter ended December 31, 1999:

   In October 1999, we entered into a common stock and warrant purchase agreement with AOL for the purchase of up to $11 million of common stock by AOL and the issuance of a warrant which allows AOL to purchase up to 50% of the number of shares of common stock issued to AOL. The warrant also allows for the purchase of additional shares of common stock (50% of the unexercised portion of the warrant) in the event we are unable to cure a material breach of the payment provisions of our marketing agreement with AOL.

   On October 29, 1999, we issued 178,638 shares of our common stock under the purchase agreement for $6.0 million in the aggregate, or $33.588 per share. On December 10, 1999, concurrent with the closing of our follow-on public offering, we issued an additional 148,862 shares of our common stock under the purchase agreement for $5.0 million in the aggregate, or $33.588 per share. In addition, AOL now holds a warrant to purchase 163,750 shares, or 50% of the total of 327,500 shares of common stock issued to AOL under the purchase agreement. The warrant may be exercised at any time on or before October 29, 2002, unless the term of exercisability is extended to compensate for any required regulatory filings.

   The foregoing transaction did not involve a public offering, and we believe that such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The recipient in such transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transaction. All recipients had adequate access, through its existing and continuing relationships with us, to information about our company.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  Period from     Period from
                                                January 9, 1998 January 9, 1998
                                    Year ended  (inception) to  (inception) to
                                   December 31,  December 31,    December 31,
                                       1999          1998            1999
                                   ------------ --------------- ---------------
                                                                  (unaudited)
                                      (in thousands, except per share data)
Statement of Operations Data:
Revenues..........................   $    358       $   --         $    358
Loss from operations..............    (58,976)       (4,180)        (63,156)
Net loss..........................    (56,487)       (4,196)        (60,683)
Basic and diluted net loss per
 share............................   $  (2.59)      $ (0.85)       $  (4.50)
Weighted average shares
 outstanding used in basic and
 diluted per-share calculation....     21,824         4,956          13,474

                                                                  As of
                                                               December 31,
                                                             ----------------
                                                               1999    1998
                                                             -------- -------
                                                              (in thousands)
Balance Sheet Data:
Cash and short-term investments............................. $374,746 $ 3,470
Working capital.............................................  390,357   1,385
Total assets................................................  410,442   4,425
Line of credit, capital lease obligations and other long-
 term liabilities...........................................    1,951   1,473
Total stockholders' equity (deficit)........................  401,598  (3,951)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and our financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results including those set forth in "Risk Factors" beginning on page 10 of this Report.

Overview

   We offer a convenient, cost-effective and easy-to-use service for purchasing and printing postage over the Internet. On October 22, 1999, we commercially launched our Internet Postage service. To date, our operating activities have consisted primarily of efforts to promote our brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure and develop our Web site and associated systems used to process customers' orders and payments. As of February 29, 2000, our customer base consisted of over 150,000 users who had downloaded our software and registered for our service.

   As a result of our acquisition of iShip.com in March 2000, we have added Web-based technology that is designed to provide a complete one-stop shipping and tracking solution. Our shipping tools are designed to help consumers, small businesses and large corporations price, ship, track and manage shipments over the Internet. These services will enable a comparison of rates and services among multiple carriers, including Airborne Express, FedEx, UPS, the US Postal Service and Yellow Freight Systems.

   For Internet Postage, we currently offer a single service plan to our users. Under this plan, a user purchases postage at cost and is charged a monthly convenience fee based upon how much postage he or she uses during the month. The current plan assesses a convenience fee of 10% of the value of postage printed during a month. The plan has a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99. Convenience fees are calculated and charged at the end of a monthly billing cycle. Although we have established a single pricing plan, we may need to change our pricing plan given the lack of an established or proven commercial market for Internet postage. From time to time, we may offer special promotions to attract new customers. Currently, these promotions involve waiving or discounting convenience fees, discounts on supplies offered through Stamps.com's online store, or free postage. We cannot predict the impact of any promotion or pricing plan changes and our ability to generate revenues or achieve profitability could be adversely affected by special promotions or changes to pricing plans. Furthermore, given the lack of an established or proven commercial market, we are unable to quantify the total impact of these promotions on revenue and profitability. See "Risk Factors--We have a history of losses and expect to incur losses in the future and may never achieve profitability."

   For Internet-based shipping services, iShip.com recognized no revenues through December 31, 1999, as it had not yet commenced revenue-based operations. In April 1998, iShip.com began providing its Internet-based shipping services, including label printing and package tracking to users. Under an agreement with Mail Boxes Etc., we will receive service and transaction-based license fees from Mail Boxes Etc. and its participating franchisees. We currently provide free information regarding "zip-to-zip" shipping charges to eBay auction buyers and sellers, and it is contemplated that in the future eBay shippers will pay us a fee when they print shipping labels using our shipping services. To date, the iShip.com package tracking and pricing utilities have been offered at no charge to the user with the belief that offering these free basic services will increase the customer base. In addition, at the present time we offer at no charge to users a tool which allows prospective buyers on auction web sites to determine the cost of shipping a potential purchase, although in the future we intend to charge users for the use of a more fully-integrated shipping application for auction web sites. With the current limited use of these services and the lack of a commercial market for Internet-shipping services, we cannot be sure that these anticipated fees will be our ultimate pricing approach or that these fees will generate significant revenues, if at all. As a result, we cannot predict whether any contemplated pricing or fee structure will ever generate revenues or profits. See "Risk Factors--We have a history of losses and expect to incur losses in the future and may never achieve profitability."

   Some options and shares granted to our employees from January 9, 1998 (inception) through December 31, 1999 have been considered to be compensatory. Deferred compensation associated with such options and shares amounted to $12.0 million and $1.25 million for the fiscal years ended December 31, 1999 and 1998. Of these amounts, $5.7 million and $167,000 was charged to operations for the fiscal years ended December 31, 1999 and 1998. The balance of $7.4 million will be amortized over the vesting periods of the applicable options through the fiscal year ending December 31, 2003.

   In November 1999, we formed a subsidiary, EncrypTix, Inc. to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, we granted EncrypTix a license to our technology in those three specific fields of use. In addition, EncrypTix raised approximately $30 million in private financing from a group of financial and strategic investors. EncrypTix will provide highly secure, authenticated online printing technologies for the events, movie, travel and financial service industries. Utilizing many of the proprietary, Internet-based technologies developed by Stamps.com, EncrypTix will enable sellers and distributors of tickets and financial instruments to deliver value-bearing instruments such as tickets, vouchers, boarding passes, checks and gift certificates over the Internet through a customer's existing laser or inkjet printer. Similar to our Internet Postage service, no specialized hardware device is required for the EncrypTix service. As a result of the February 2000 financing, we retain almost two-thirds of the economic interest and over 90% of the voting control of EncrypTix. For financial statement purposes, our interest in EncrypTix will be accounted for by consolidating its results with ours and recording a minority interest in profit, loss and equity.

   On March 7, 2000, we completed our acquisition of iShip.com. In connection with the acquisition, up to 8,000,000 shares of our common stock will be issued in exchange for all outstanding iShip.com capital stock, options and warrants. In addition, upon completion of the merger, we recorded a significant amount of intangibles, the amortization of which will significantly and adversely affect our operating results. The merger resulted in goodwill of approximately $230 million, which will be amortized over a four-year period. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to an immediate write-down of up to the full amount of the investment. In this event, our net loss in any given period could be greater than anticipated. See "Risk Factors--We have a history of losses and expect to incur losses in the future, and we may never achieve profitability" and "--Fluctuations in our operating results could cause our stock price to fall."

Results of Operations

   Sales and Marketing. Sales and marketing expenses principally consist of costs associated with strategic relationships, advertising and promotional expenditures, compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses for the year ended December 31, 1999 were approximately $35.2 million compared to $600,000 for the period from January 9, 1998 (inception) to December 31, 1998. We began the first phase of beta testing in August 1998 and therefore incurred minimal sales and marketing expenses during the period ended December 31, 1998. The increase in sales and marketing expenses is principally due to the marketing campaign and advertising of the launch of the Internet Postage solution in October 1999, as well as an increase in marketing personnel. We expect sales and marketing expenses to increase significantly as we fully roll-out our mailing and shipping services and continue to promote our brand and services through new strategic relationships and marketing campaigns.

   Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of the Internet Postage service and expenditures for consulting services and third-party software. Research and development expenses for the year ended December 31, 1999 were $7.4 million compared to $1.5 million for the period from January 9, 1998 (inception) to December 31, 1998. The increase is due to higher personnel and consulting costs and, to a lesser extent, other expenses associated with the ongoing development of the Internet Postage service. We believe that significant investments in research and development are required to remain competitive and expect to incur increasing research and development expenses.

   General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, facility costs, fees for legal and other professional services, and amortization of deferred compensation. General and administrative expenses for the year ended December 31, 1999 were $14.3 million compared to $2.0 million for the period from January 9, 1998 (inception) to December 31, 1998. Of the $12.3 million increase, $5.5 million is due to amortization of deferred compensation. The remaining increase is principally due to increased headcount and the expansion of facilities related to the growth of the business, as well as to legal fees related to the Pitney Bowes patent infringement claim. We expect general and administrative expenses to increase as the business grows and to incur additional costs related to the Pitney Bowes patent infringement claim.

   Interest Income (Expense), Net. Interest income (expense), net consists of income from cash and cash equivalents net of interest expense related to financing obligations. Interest income (expense), net for the year ended December 31, 1999 was $2.5 million compared to $(16,000) for the period from January 9, 1998 (inception) to December 31, 1998. This increase is due to earnings on a higher average cash equivalent balance as a result of our initial public offering in June 1999 and our follow-on public offering in December 1999.

Liquidity and Capital Resources

   As of December 31, 1999 and 1998, we had approximately $374.7 million and $3.5 million in cash and short-term investments, respectively. In June 1999, we completed our initial public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $11.00 per share. The net proceeds from the offering were $10.23 per share, or $58.8 million in the aggregate. In December 1999, we completed a follow-on public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $65.00 per share. Our net proceeds from the offering were $61.83 per share, or $355.5 million in the aggregate. We regularly invests excess funds in short-term money market funds and commercial paper and does not engage in hedging or speculative activities.

   In February 2000, our majority-owned subsidiary, EncrypTix, raised approximately $30.0 million in private financing from a group of financial and strategic investors. The proceeds of this financing will be used by EncrypTix for research and development, sales and marketing and general working capital purposes.

   In October 1999, we entered into a distribution and marketing agreement with AOL that will require aggregate payments of $56.0 million through April 2002. In addition, under this agreement, AOL purchased $6.0 million of common stock (178,638 shares at $33.588 per share) in October 1999 and purchased
$5.0 million of common stock (148,862 shares at $33.588 per share) concurrent with the closing of our follow-on public offering. AOL also holds a three-year warrant to purchase up to an additional 163,750 shares at an exercise price of $33.588 per share.

   In May 1999, we entered into a facility lease agreement for the corporate headquarters with aggregate minimum lease payments of approximately $4.8 million through May 2004. We also entered into an agreement with Intuit/Quicken.com in May 1999, which requires aggregate payments by the Company of $3.3 million through 2000.

   Net cash used in operating activities was $67.5 million for the year ended December 31, 1999 compared to $3.1 million for the period from January 9, 1998 (inception) to December 31, 1998. The increase in net cash used in operating activities resulted primarily from increases in net loss.

   Net cash used in investing activities was $57.7 million for the year ended December 31, 1999 compared to $1.9 million for the period from January 9, 1998 (inception) to December 31, 1998. The increase in net cash used in investing activities resulted primarily from the purchase of short-term investments and increased capital expenditures for computer equipment, purchased software and office equipment.

   Net cash provided by financing activities was $450.1 million for the year ended December 31, 1999 compared to $6.9 million for the period from January 9, 1998 (inception) to December 31, 1998. The increase in net cash provided by financing activities resulted principally from the initial public offering in June 1999 and follow-on offering and December 1999.

   We anticipate that our current cash balances will be sufficient to fund our operations, including the acquired operations of iShip.com, through fiscal year 2001. However, we may require substantial working capital to fund our business and may need to raise additional capital. The Company cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. See "Risk Factors--Our growth and operating results could be impaired if the Company is unable to meet future capital requirements."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Stamps.com's financial statements, schedules and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                    PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report.

     1. Financial Statements. The following financial statements of Stamps.com are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                  Stamps.com Consolidated Financial Statements

                                                                          Page
                                                                          ----
Report of Independent Public Accountants................................. F-1

Consolidated Balance Sheets at December 31, 1999 and 1998................ F-2

Consolidated Statements of Operations for the year ended December 31,
 1999, the period from January 9, 1998 (date of inception) to December
 31, 1998 and the period from January 9, 1998 (date of inception) to
 December 31, 1999 ...................................................... F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the period from January 9, 1998 (date of inception) through December 31, 1998 and for the year ended December 31, 1999.................................... F-4

Consolidated Statements of Cash Flows for the year ended December 31,
 1999, the period from January 9, 1998 (date of inception) to December
 31, 1998 and the period from January 9, 1998 (date of inception) to
 December 31, 1999....................................................... F-5

Notes to Consolidated Financial Statements............................... F-6

                         iShip.com Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Auditor's Report...................................  F-19

Balance Sheets at December 31, 1999 and 1998.............................  F-20

Statements of Operations for the years ended December 31, 1999 and 1998, the period from May 27, 1997 (date of inception) to December 31, 1997 and the period from May 27, 1997 (date of inception) to December 31,
 1999 ...................................................................  F-21

Statement of Stockholders' Equity for the period from May 27, 1997 (date of inception) through December 31, 1997 and for the years ended December
 31, 1998 and 1999.......................................................  F-22

Statements of Cash Flows for the years ended December 31, 1999 and 1998, the period from May 27, 1997 (date of inception) to December 31, 1998 and the period from May 27, 1997 (date of inception) to December 31,
 1999....................................................................  F-23

Notes to Financial Statements............................................  F-24


          Unaudited Pro Forma Condensed Combined Financial Information
                                                                           Page
                                                                           ----
Unaudited Pro Forma Condensed Combined Financial Information.............  F-32

Unaudited Pro Forma Condensed Combined Balance Sheet as of December 31,
 1999....................................................................  F-33

Unaudited Pro Forma Condensed Combined Statement of Operations for the
 year ended December 31, 1999............................................  F-34

Notes to Unaudited Pro Forma Condensed Combined Financial Information....  F-35

     2. Financial Statement Schedules. All financial statement schedules of Stamps.com have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     3. Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Agreement and Plan of Merger, dated as of October 22, 1999, by and among the Company, Rocket Acquisition Corp. and iShip.com, Inc.(1)

  2.2    Amendment No. 1 to Agreement and Plan of Merger, dated as of February
         14, 2000, by and among the Company, Rocket Acquisition Corp. and iShip.com, Inc.(4)

  3.1    Certificate of Incorporation.(2)

  3.2    Bylaws of the Company.(2)

  4.1    Specimen common stock certificate.(2)
 10.1    Series A Stock Purchase Warrant, dated May 1, 1998, between the
         Company and Silicon Valley Bank.(2)

 10.2    Amended and Restated Investors' Rights Agreement, dated February 17,
         1999, between the Company and the investors named therein.(2)

 10.3    Patent Assignment from Mohan P. Ananda to the Company, dated January
         20, 1998.(2)

 10.4    Assignment and License Agreement between the Company and Mohan P.
         Ananda, dated January 20, 1998.(2)

 10.5    Employment Offer Letter, dated October 29, 1998, by and between the
         Company and John M. Payne.(2)

 10.6    Employment Agreement dated, January 20, 1998, by and between the
         Company and Mohan P. Ananda.(2)

 10.7    1998 Stock Plan and Forms of Notice of Grant and Stock Option
         Agreement.(2)

 10.8    1999 Stock Incentive Plan.(2)

 10.9    1999 Employee Stock Purchase Plan.(2)

 10.10 Form of Indemnification Agreement between the Company and its directors and officers.(2)

 10.11   Lease Agreement, dated August 27, 1998, between the Company and
         Spieker Properties, L.P. and Amendment No. One, dated January 8,
         1999.(2)

 10.12+  Advertising Insertion Order, dated December 16, 1998, between the
         Company and America Online, Inc. ("AOL").(2)

 10.13   Master Lease Agreement between the Company and FirstCorp, dated June
         5, 1998.(2)

 10.14 Quick Start Loan and Security Agreement, dated May 1, 1998, between the Company and Silicon Valley Bank.(2)

 10.15   Employment Offer Letter, dated August 7, 1998, between the Company and
         John W. LaValle.(2)

 10.16   Consulting Agreement, dated February 1, 1999, between the Company and
         Loren Smith.(2)

 10.17   Lease, dated April 12, 1999, between the Company and Spieker
         Properties, L.P.(2)

 10.18+  Sponsorship Agreement, dated May 14, 1999, between the Company and
         Intuit, Inc.(2)

 10.19+ Distributor Agreement, dated December 10, 1998, between the Company and Westvaco.(2)

 10.20+  Distributor Agreement, dated January 15, 1999, between the Company and
         Office Depot, Inc.(2)

 10.21+  Distributor Agreement, dated March 31, 1999, between the Company and
         Seiko Instruments USA, Inc.(2)

 10.22+  Distributor Agreement, dated March 30, 1999, between the Company and
         Avery Dennison Office Products Company.(2)


 Exhibit
 Number
 -------
 10.23+  Distributor Agreement, dated March 11, 1999, between the Company and
         Dymo-Costar Corporation.(2)

 10.24   Series A Preferred Stock and Warrant Purchase Agreement, dated
         February 26, 1998, between the Company and certain investors.(2)
 10.25 Amended and Restated Voting Agreement, dated February 17, 1999, between the Company and certain investors.(2)

 10.26   Separation Agreement and Release, dated May 13, 1999, between the
         Company and Mohan Ananda.(2)

 10.27   License Agreement, dated May 13, 1999, between the Company and Mohan
         Ananda.(2)

 10.28 Series C Preferred Stock Purchase Agreement, dated February 17, 1999, between the Company and certain investors.(2)

 10.29   Amendment Letter to AOL, dated June 4, 1999.(2)

 10.30 Nondisclosure Agreement and Agreement to Release University from damages caused by testing, dated December 6, 1998.(2)

 10.31   Nondisclosure Agreement and Agreement to Release Carnegie Mellon, Inc.
         from damages caused by testing, dated April 22, 1997.(2)

 10.32 Letter of Intent from Stampmaster, Inc. and US Postal Service response letter between Stampmaster, Inc. and the US Postal Service, dated
         February 21, 1997 and April 23, 1997, respectively.(2)

 10.33   Consulting Agreement, dated June 21, 1999, between the Company and
         Carolyn Ticknor.(2)

 10.34+  Interactive Marketing and Distribution Agreement, dated October 15,
         1999, between AOL and the Company.(3)

 10.35 Common Stock and Warrant Purchase Agreement, dated October 20, 1999, between AOL and the Company.(3)

 10.36 Common Stock Purchase Warrant, dated October 29, 1999, between AOL and the Registrant.(3)

 10.37   Consulting Agreement dated October 20, 1999 between the Company and
         Marvin Runyon.(3)

 10.38   Amended and Restated Consulting Services Agreement dated November 15,
         1999 between the Company and Marvin Runyon.(4)

 10.39   Employment Offer Letter dated as of October 20, 1999 between the
         Company and Loren E. Smith.(5)

 21.1    Subsidiaries of the Company.(3)
 23.1    Consent of Arthur Andersen LLP.(5)

 23.2    Consent of Moss Adams LLP.(5)
 24.1    Power of Attorney (included on the signature page to this Report).(5)

 27.1    Financial Data Schedule.(5)

--------
(1) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission (the "Commission") on October 29, 1999 (File No. 000-26427).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission (File No. 333-77025).

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission (File No. 333-90115).

(4) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the Commission (File No. 333-91377)

(5)  Filed with the Commission with this Annual Report on Form 10-K.

 +  Confidential treatment requested and received as to certain portions.
    (b) Reports on Form 8-K:


     Report on Form 8-K, dated October 22, 1999, was originally filed on October 29, 1999 and amended on December 28, 1999 (Filing merger agreement and required financial statements for the iShip.com acquisition).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Stamps.com Inc.:

   We have audited the accompanying consolidated balance sheets of Stamps.com Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the period from January 9, 1998 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stamps.com Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from January 9, 1998 (date of inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Los Angeles, California
January 19, 2000

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
                                                             (In thousands,
                                                           except par value)
                          Assets

Current assets:
  Cash and short-term investments......................... $ 374,746  $  3,470
  Accounts receivable.....................................       134       --
  Prepaid advertising.....................................    21,530       --
  Other prepaid expenses..................................     2,353        48
                                                           ---------  --------
Total current assets......................................   398,763     3,518
Property and equipment, net...............................     9,702       670
Other assets, net.........................................     1,977       237
                                                           ---------  --------
Total assets.............................................. $ 410,442  $  4,425
                                                           =========  ========

           Liabilities and Stockholders' Equity

Current liabilities:
  Line of credit.......................................... $   1,000  $  1,000
  Accounts payable........................................     2,707       392
  Accrued expenses........................................     2,465       192
  Accrued payroll and related.............................     1,389       141
  Accrued professional....................................       150       200
  Deferred revenue........................................       182       --
  Current portion of capital lease obligations............       513       208
                                                           ---------  --------
Total current liabilities.................................     8,406     2,133
Capital lease obligations, less current portion...........       438       265
Commitments and contingencies (See Note 2 and 5)
  Redeemable preferred stock, $.001 par value (Series A, B
   & C):..................................................       --      5,978
    Authorized shares none in 1999 and 10,000 in 1998.....
    Issued and outstanding none in 1999 and 9,783 in
     1998.................................................
Stockholders' equity (deficit):
  Preferred stock, $.001 par value:.......................       --        --
    Authorized shares 5,000 in 1999 and none in 1998......
    Issued and outstanding none in 1999 and 1998..........
  Common stock, $.001 par value:..........................        42         7
    Authorized shares 95,000 in 1999 and 20,000 in 1998...
    Issued shares 41,689 and outstanding shares 40,985 in
     1999; Issued and outstanding shares 6,901 in 1998....
  Additional paid-in capital..............................   472,714     1,438
  Notes receivable from stock sales.......................      (101)     (117)
  Deferred compensation...................................    (9,435)   (1,083)
  Deficit accumulated during the development stage........   (60,683)   (4,196)
  Treasury stock at cost (705 outstanding)................      (939)      --
                                                           ---------  --------
Total stockholders' equity (deficit)......................   401,598    (3,951)
                                                           ---------  --------
Total liabilities and stockholders' equity (deficit)...... $ 410,442  $  4,425
                                                           =========  ========

                            See accompanying notes.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Period from     Period from
                                                January 9, 1998 January 9, 1998
                                    Year ended    (inception) to  (inception) to
                                   December 31,  December 31,    December 31,
                                       1999          1998            1999
                                   ------------ --------------- ---------------
                                      (In thousands, except per share data)
Revenues..........................   $    358       $   --         $    358
Cost of revenues..................      2,430           --            2,430
                                     --------       -------        --------
  Gross profit....................     (2,072)          --           (2,072)
Expenses:
  Research and development........      7,363         1,532           8,895
  Sales and marketing.............     35,208           632          35,840
  General and administrative......     14,333         2,016          16,349
                                     --------       -------        --------
    Total costs and expenses......     56,904         4,180          61,084
                                     --------       -------        --------
Loss from operations..............    (58,976)       (4,180)        (63,156)
Other income (expense):
  Interest expense................       (173)          (28)           (201)
  Interest income.................      2,662            12           2,674
                                     --------       -------        --------
Net loss..........................   $(56,487)      $(4,196)       $(60,683)
                                     ========       =======        ========
Basic and diluted net loss per
 share............................   $  (2.59)      $ (0.85)       $  (4.50)
                                     ========       =======        ========
Weighted average shares
 outstanding used in basic and
 diluted per-share calculation....     21,824         4,956          13,474
                                     ========       =======        ========


                            See accompanying notes.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Deficit
                                                                            Note                 Accumulated
                          Shares of common stock       Common Additional Receivable              During the  Treasury
                          --------------------------   Stock   Paid-In   From Stock   Deferred   Development Stock at
                           Issued       In Treasury    Issued  Capital     Sales    Compensation    Stage      Cost    Total
                          ------------ -------------   ------ ---------- ---------- ------------ ----------- -------- --------
                                                        (In thousands, except share data)
Balance at January 9,
 1998 (inception).......           --            --     $--    $    --     $ --       $    --     $    --     $ --    $    --
Issuance of common
 stock..................         4,913           --        5         61      (18)          --          --       --          48
Issuance of restricted
 common stock...........         1,988           --        2        127      (99)          --          --       --          30
Deferred compensation...           --            --      --       1,250      --         (1,250)        --       --         --
Amortization of deferred
 compensation...........           --            --      --         --       --            167         --       --         167
Net loss................           --            --      --         --       --            --       (4,196)     --      (4,196)
                          ------------    ----------    ----   --------    -----      --------    --------    -----   --------
Balance at December 31,
 1998...................         6,901           --        7      1,438     (117)       (1,083)     (4,196)     --      (3,951)
Exercise of stock
 options................            91           --      --           9      --            --          --       --           9
Repurchase of common
 stock..................           --           (705)    --         --         7           --          --      (939)      (932)
Conversion of redeemable
 preferred stock........        22,870           --       23     34,255      --            --          --       --      34,278
Issuance of common
 stock..................        11,827           --       12    422,952      --            --          --       --     422,964
Repayment on note
 receivable.............           --            --      --         --         9           --          --       --           9
Deferred compensation
 arising from issuance
 of options.............           --            --      --      11,995      --        (11,995)        --       --         --
Deferred compensation
 arising from issuance
 of warrants............           --            --      --       2,065      --         (2,065)        --       --         --
Amortization of deferred
 compensation...........           --            --      --         --       --          5,708         --       --       5,708
Net loss................           --            --      --         --       --            --      (56,487)     --     (56,487)
                          ------------    ----------    ----   --------    -----      --------    --------    -----   --------
Balance at December 31,
 1999...................        41,689          (705)   $ 42   $472,714    $(101)     $ (9,435)   $(60,683)   $(939)  $401,598
                          ============    ==========    ====   ========    =====      ========    ========    =====   ========

                            See accompanying notes.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Period from    Period from
                                                     January 9,     January 9,
                                                        1998           1998
                                       Year ended  (inception) to (inception) to
                                      December 31,  December 31,   December 31,
                                          1999          1998           1999
                                      ------------ -------------- --------------
                                                    (In thousands)
Operating activities:
 Net loss...........................    $(56,487)     $(4,196)       $(60,683)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization....       1,285           82           1,367
   Amortization of deferred
    compensation....................       5,708          167           5,875
   Changes in operating assets and
    liabilities:
    Accounts receivable.............        (134)         --             (134)
    Prepaid expenses................     (23,835)         (48)        (23,883)
    Accounts payable................       2,315          392           2,707
    Accrued expenses................       3,471          533           4,004
    Deferred revenue................         182          --              182
                                        --------      -------        --------
Net cash used in operating
 activities.........................     (67,495)      (3,070)        (70,565)

Investing activities:
 Purchase of short-term investments,
  net...............................     (46,422)      (1,504)        (47,926)
 Capital expenditures...............      (9,557)        (195)         (9,752)
 Other..............................      (1,742)        (209)         (1,951)
                                        --------      -------        --------
Net cash used in investing
 activities.........................     (57,721)      (1,908)        (59,629)

Financing activities:
 Net proceeds from line of credit...         --         1,000           1,000
 Repayment of capital lease
  obligations.......................        (264)         (82)           (346)
 Issuance of redeemable preferred
  stock, net........................      28,300        5,978          34,278
 Issuance of common stock...........     422,964           48         423,012
 Repurchase of common stock.........        (939)         --             (939)
 Proceeds from exercise of stock
  options...........................           9          --                9
                                        --------      -------        --------
Net cash provided by financing
 activities.........................     450,070        6,944         457,014
                                        --------      -------        --------
Net increase in cash and
 equivalents........................     324,854        1,966         326,820
Cash and cash equivalents at
 beginning of period................       1,966          --              --
                                        --------      -------        --------
Cash and cash equivalents at end of
 period.............................     326,820        1,966         326,820
Short-term investments..............      47,926        1,504          47,926
                                        --------      -------        --------
Cash and short-term investments.....    $374,746      $ 3,470        $374,746
                                        ========      =======        ========

Cash paid for:
 Interest...........................    $    173      $    28        $    201
                                        ========      =======        ========
Noncash investing and financing
 activity:
Issuance of common stock in exchange
 for a patent and a trademark name..    $    --       $    30        $     30
                                        ========      =======        ========
Equipment acquired under capital
 lease..............................    $    742      $   555        $  1,297
                                        ========      =======        ========
Issuance of notes receivable from
 stock sales........................    $    --       $   117        $    117
                                        ========      =======        ========


                            See accompanying notes.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Description of Business and Basis of Presentation

   Stamps.com Inc. (Stamps.com Inc. or the Company), incorporated in Delaware on January 9, 1998, offers a convenient, cost-effective and easy-to-use service for purchasing and printing postage over the Internet. Although the Company launched its Internet postage service on a national basis on October 22, 1999, it is considered a development stage enterprise, as there has not yet been significant revenues from this principal service.

   The Company is subject to the normal risks associated with a development stage enterprise in the technology industry and involved in e-commerce. These risks include, among others, the risks associated with product development, US Postal Service regulation, acceptance of the product by end users and the ability to raise additional capital to sustain operations.

 Principles of Consolidation

   The consolidated financial statements include the accounts of Stamps.com Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

 Cash and Short-term Investments

   The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

   The Company's short-term investments are comprised of U.S. government obligations and public corporate debt securities with maturities of less than one year at the date of purchase. All short-term investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses, which to date have not been material, are included as a separate component of stockholder's equity (deficit).

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes the Company's cash and short-term investments as of December 31 (in thousands):

                                                                  1999    1998
                                                                  ----    ----
   Cash and equivalents:
     Cash...................................................... $  5,691 $  261
     Commercial paper..........................................  187,948    --
     Money market..............................................  113,974  1,705
     Corporate notes...........................................   10,069    --
     U.S. Government and agency securities.....................    8,488    --
     Certificates of deposit...................................      650    --
                                                                -------- ------
       Cash and equivalents....................................  326,820  1,966
   Short-term investments:
     Corporate notes and bonds.................................   23,108    --
     Commercial paper..........................................   17,636  1,504
     U.S. Government and agency securities.....................    7,182    --
                                                                -------- ------
       Short-term investments..................................   47,926  1,504
                                                                -------- ------
         Cash and short-term investments....................... $374,746 $3,470
                                                                ======== ======

 Fair Value of Financial Instruments

   Carrying amounts of certain of the Company's financial instruments, including cash and equivalents, accrued payroll, and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

 Concentration of Risk

   The Company's cash and short-term investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. Interest rate fluctuations impact the carrying value of the portfolio.

 Reclassifications

   Certain reclassifications have been made to prior periods to conform to current period presentations.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are computed principally on a straight-line method over the shorter of the estimated useful life of the asset or the lease term, ranging from three to five years. Assets acquired under capitalized lease arrangements are recorded at the present value of the minimum lease payments. Amortization of assets capitalized under capital leases is computed using the straight-line method over the life of the asset or term of the lease, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Property and equipment is comprised of the following at December 31 (in thousands):

                                                                   1999    1998
                                                                  -------  ----
   Furniture and equipment....................................... $ 3,030  $ 32
   Computers and software........................................   7,587   718
   Leasehold improvements........................................     432   --
                                                                  -------  ----
                                                                   11,049   750
   Accumulated depreciation and amortization.....................  (1,347)  (80)
                                                                  -------  ----
                                                                  $ 9,702  $670
                                                                  =======  ====

   During 1999 and 1998, depreciation expense including the amortization on equipment under capital leases, was approximately $1,270,000 and $80,000, respectively.

 Other Assets

   Patents, trademarks and other intangibles are included in other assets in the accompanying balance sheets and are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 5 to 15 years.

 Revenue Recognition

   Revenue from postage convenience fees is based on the amount of postage used by the customer and is recognized over the period that services are provided. Deferred revenue consists of annual prepaid fees billed in advance. Commissions from the sale of products by a third party vendor to our customer base are recognized as revenue when earned and collection is probable.

 Computation of Net Loss per Share

   Earnings per share are computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

   Common equivalent shares, representing incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred stock, are excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                   Period from     Period from
                                                 January 9, 1998 January 9, 1998
                                                 (inception) to  (inception) to
                               Fiscal Year Ended  December 31,    December 31,
                               December 31, 1999      1998            1999
                               ----------------- --------------- ---------------
   Net loss..................      $(56,487)         $(4,196)       $(60,683)
   Weighted average common
    shares used to compute
    basic net loss per
    share....................        21,824            4,956          13,474
   Effect of dilutive
    securities ..............           --               --              --
                                   --------          -------        --------
   Weighted average common
    shares used to compute
    dilutive net loss per
    share ...................        21,824            4,956          13,474
                                   ========          =======        ========
   Basic and diluted net loss
    per share................      $  (2.59)         $ (0.85)       $  (4.50)
                                   ========          =======        ========

 Advertising Costs

   The Company generally expenses the costs of producing advertisements when the advertising first runs, and expenses the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used.

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

 Income Taxes

   The Company accounts for income taxes in accordance with FASB 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using the enacted tax rate in effect for the years in which the differences are expected to reverse.

 Research and Development Costs

   Research and development costs are expensed as incurred. These costs primarily consist of salaries, development materials, supplies and applicable overhead expenses of personnel directly involved in the research and development of new technology and service offerings.

 Stock-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Website Development Costs

   The Company developed and maintains its website. Costs associated with the website consist primarily of software purchased from third parties. The Company capitalizes costs of computer software obtained for internal use in web design and network operations. These capitalized costs are amortized based on their estimated useful life. Payroll and related costs are not capitalized, as the amounts are immaterial and principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

 Recent Accounting Pronouncements

   Effective January 1, 1999, the Company adopted the provisions of Statement of Position No. 98-1, "Software for Internal Use", which provides guidance on accounting for the costs of computer software developed or obtained for internal use.

2. Legal Proceedings

   On June 16, 1999, Pitney Bowes filed a patent infringement lawsuit against the Company. The suit alleges that the Company is infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. The Company answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of the Company's competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents.

   The outcome of the litigation that Pitney Bowes has brought against the Company is uncertain. Therefore, the Company can give no assurance that Pitney Bowes will not prevail in its suit against the Company.

   If Pitney Bowes prevails in its claims against the Company, it may be prevented from selling postage on the Internet. Alternatively, the Pitney Bowes suit could result in limitations on how the Company implements its service, delays and costs associated with redesigning its service and payments of license fees and other payments. In addition, the litigation could result in significant expenses and diversion of management time and other resources. Thus, if Pitney Bowes prevails in its suit against the Company, its business could be severely harmed or fail. The company believes a reasonable possibility exists that a loss may be incurred. Due to the preliminary stage of this lawsuit, the Company cannot provide an estimate of possible loss or range at this time.

   On December 29, 1999, three individual plaintiffs filed a suit against the Company for alleged breach of oral contract, quantum meruit, fraud and negligent representation in the California Superior Court for the County of Los Angeles. The complaint was amended on January 28, 2000 to add one of the Company's directors as a defendant and to remove one of the plaintiffs from the suit. The suit alleges that the plaintiffs were due cash consideration for securing a board member and investors for the Company. The complaint seeks $13.3 million plus other unspecified compensatory damages, punitive and exemplary damages and attorneys' fees and costs incurred. The Company answered the complaint on March 8, 2000, denying the allegations and asserting a number of affirmative defenses. The outcome of this litigation is uncertain and the Company can give no assurance that the plaintiffs will not prevail. Due to the preliminary stage of this lawsuit, the Company cannot provide an estimate of possible loss or range at this time.

3. Line of Credit

   On May 1, 1998, the Company entered into a credit line agreement with a lender. The initial $300,000 borrowing base was increased to $1 million based on the Company's net equity balance, as defined, through

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 1998. Borrowings bear interest at the lender's prime rate plus 1% (9.5% at December 31, 1999) and are collateralized by certain of the Company's assets. The credit line agreement matures on January 31, 2000.

   In connection with this indebtedness agreement, the Company issued a detachable warrant which permits the holder to purchase 7,050 shares of the Company's Common Stock for $.27 per share. The term of this warrant is for a period of seven years from the date of grant. The warrant was valued using the Black-Scholes pricing model. The compensation element will be recognized over the vesting period.

4. Income Taxes

   The provision for income taxes consists solely of minimum state taxes. The Company's effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the net operating loss carryforwards and research tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below (in thousands).

                                                                1999     1998
                                                              --------  -------
   Deferred tax assets (liabilities):
     Net operating loss carryforwards.......................  $ 19,243  $   537
     Research credits.......................................       527      150
     Depreciation...........................................      (389)     (28)
     Capitalized start-up costs.............................     2,993      988
     Accruals...............................................       141       46
                                                              --------  -------
   Total deferred tax assets................................    22,515    1,693
   Valuation allowance......................................   (22,515)  (1,693)
                                                              --------  -------
   Net deferred tax assets..................................  $    --   $   --
                                                              ========  =======

   Because the Company is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

   The Company has a net operating loss carryforward of $46,392,000 and $55,023,000 for federal and state income tax purposes, respectively, at December 31, 1999, which can be carried forward to offset future taxable income. The Company also has available a tax credit carryforward at December 31, 1999 of $527,000, which can be carried forward to offset future taxable liabilities. The Company's federal net operating loss expires in 2018 and 2019, state net operating loss expires in 2007, and credits expire in 2018 and 2019. The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions which may limit the net operating losses carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. The provision for income taxes is comprised of (in thousands):

                                                                      1999 1998
                                                                      ---- ----
   Current
     Federal......................................................... $--  $--
     State...........................................................    1    1
                                                                      ---- ----
                                                                         1    1
   Deferred..........................................................  --   --
                                                                      ---- ----
     Provision for income taxes...................................... $  1 $  1
                                                                      ==== ====

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

                                                               1999     1998
                                                             --------  -------
   Income tax at statutory federal rate..................... $(19,205) $(1,369)
   State income taxes, net of federal benefit...............   (2,954)    (226)
   Effect of tax credits....................................     (377)    (150)
   Effect of permanent differences..........................    2,144       53
   Change in valuation allowance............................   20,393    1,693
                                                             --------  -------
                                                             $      1  $     1
                                                             ========  =======

5. Commitments

 Capital and Operating Leases

   The Company leases certain equipment under capital lease arrangements expiring on various dates through 2002. Included in property and equipment are the following assets held under capital lease at December 31 (in thousands):

                                                                    1999   1998
                                                                   ------  ----
   Computer equipment............................................. $1,297  $555
   Accumulated amortization.......................................   (303)  (58)
                                                                   ------  ----
                                                                   $  994  $497
                                                                   ======  ====

   Following is a schedule of future minimum lease payments under capital leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 (in thousands):

                                                             Capital  Operating
                                                             -------  ---------
   Years ending December 31:
     2000..................................................  $  578    $  943
     2001..................................................     353     1,023
     2002..................................................     108     1,065
     2003..................................................     --      1,112
     2004..................................................     --        472
                                                             ------    ------
                                                              1,039    $4,615
                                                                       ======
   Less amount representing interest.......................     (88)
                                                             ------
   Present value of net minimum lease payments ($513
    payable currently).....................................  $  951
                                                             ======

   Total rent expense for the year ended December 31, 1999 and 1998 was $751,000 and $109,000, respectively. The rent expense for fiscal year 1998 includes $23,000 paid to a stockholder/officer for rental of office space.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Advertising

   In October 1999, the Company entered into a three-year marketing and distribution agreement with America Online, Inc. ("AOL"). This partnership is an expansion of the existing agreement with AOL made in December 1998. Under the new agreement, the Company will be provided with a specific number of advertising impressions across several AOL brands featuring it as the exclusive provider of Internet postage services. Stamps.com software will also be included in AOL branded CD-ROMs for distribution.

   In consideration, the Company has committed to pay $56.0 million over the three-year term of the agreement. Of the $56.0 million total commitment, $18.5 million was paid in 1999 and $10.25 million, $16.25 million and $11 million will be paid in 2000, 2001 and 2002, respectively. Under the contract, the Company will receive internet impressions, distribution of the Company's software on AOL CD's and downloads of the Company's software on AOL partnership web sites. Expense related to impressions is recognized as the impressions are provided under the contract. Expense related to CD's and downloads will be recognized on a straight-line basis over the remaining contract period from the date the CD's and downloads are provided.

   In connection with the new AOL agreement, the Company issued 178,638 shares of common stock in October 1999 for $6.0 million in the aggregate, or $33.588 per share. In December 1999, the Company issued an additional 148,862 shares of common stock for $5.0 million in the aggregate, or $33.588 per share, pursuant to a warrant issued in October 1999. The total shares owned by AOL as a result of the transactions is 327,500. AOL presently holds unexercised warrants to purchase 163,750 shares at $33.588 per share from the original October issuance.

   The price per share issued to AOL in October 1999 was determined by taking the average of the closing prices of the Company's common stock over the 15 trading days preceding October 20, 1999. The fair value of the warrants issued were measured in October 1999. The estimated fair value of the warrants were determined using the Black-Scholes option pricing model. The issuance of these equity instruments resulted in a compensation element of $2.1 million. The $2.1 million will be recognized as expense over the 3 year contract period commencing in October 1999.

   In May 1999, the Company entered into a Sponsorship Agreement with Intuit Inc. (Intuit) that markets its Internet postage service on various Intuit internet sites and software. In exchange for this sponsorship, the Company is required to pay $3.3 million ($1.6 million in 1999 and $1.7 million in 2000). Additional payments may be required if this Sponsorship Agreement results in certain customer levels. The related expense will be recognized as the services are provided.

6. Related Party Transactions

   In October 1999, a director entered into a three-year consulting agreement with the Company to provide strategic planning services. In exchange for his consulting services, the director received an option to purchase 36,000 shares of common stock at $35.625 per share. A compensation element for these options will be recorded each month as the options vest, based on the Black-Scholes valuation method.

   In November 1999, this agreement was amended to provide that the director will receive consulting fees of $2,000 per day for any special projects on which the Company requires his services.

   In June 1999, the Company entered into a consulting services agreement with a director to provide us with strategic planning and business development advice, and other consulting services that the Company may request. In exchange for these services, the Company granted the director an option to purchase 10,000 shares of

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

common stock at an exercise price of $11.00 per share. During 1999, a compensation element of approximately $240,000 was calculated using the Black-Scholes valuation method for the options earned during the period. This agreement expired on October 1, 1999.

   In February 1999, a director entered into a three-year consulting agreement with the Company to provide marketing and strategic planning services. In exchange for his consulting services, the director will receive consulting fees of $120,000 per annum and an option to purchase 135,000 shares of common stock at $0.33 per share. During 1999, a compensation element of approximately $1.4 million was calculated using the Black-Scholes valuation model for the options earned during the period. This agreement was terminated in October 1999 upon the director's appointment as an officer of the Company. This change in status will result in a new measurement date for the remaining unvested options. The compensation expense resulting for the new measurement date will be recognized over the remaining vesting period.

   The Company paid $61,000 in March 1998 to Safeware Corporation for employee salary and patent prosecution expenses incurred to obtain a patent. These patent prosecution expenses consisted primarily of fees paid to patent counsel and fees paid to the US Patent and Trademark Office. A director of the Company is the majority shareholder in Safeware Corporation. The Company also reimbursed the director for approximately $20,000 for expenses incurred on its behalf.

7. Stockholders' Equity

 Stock Issuances
   In June 1999, the Company completed an initial public offering of 5,750,000 shares of its Common Stock, the net proceeds of which aggregated $57.8 million. Upon the closing of this offering, the Company repurchased 704,595 shares of Common Stock for $939,460 and converted all the Company's Redeemable Preferred Stock into an aggregate of 22,870,479 shares of Common Stock.
   In December 1999, the Company completed a follow-on public offering in which the underwriters sold to the public 5,750,000 shares of the Company's Common Stock. The Company's net proceeds from the offering were $354.1 million.

 Restricted Stock

   During 1998, the Company issued restricted stock to an employee and a director totaling 1,988,475 shares. Part of the purchase price included a full recourse note payable to the Company for $99,000. These shares vested one-fourth on May 30, 1999 and the remaining shares vest monthly over the subsequent thirty-six months. The Company issued these shares at prices which included approximately $650,000 of a compensation element. The $650,000 is being recognized as expense over the vesting periods and has been presented as a reduction of stockholders' equity (deficit) in the accompanying balance sheets.

 Common Stock

   In June 1999, the Board of Directors declared a stock dividend of 3 shares of Common Stock for every 2 shares of Common Stock then outstanding, an action which also resulted in an adjustment to the conversion ratio of the Series A, B and C redeemable preferred stock to a three-for-two basis. The stock dividend became effective on the date that the Company's initial public offering of Common Stock closed. Accordingly, the accompanying financial statements and footnotes have been restated to reflect the stock dividend. In addition the board changed the number of authorized shares of Common Stock and Preferred Stock to 95,000,000 and 5,000,000 shares, respectively. Prior to June 1999, the number of authorized shares of common stock and preferred stock was 40,000,000 shares and 15,500,000 shares, respectively.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Redeemable Preferred Stock

   In February 1999, the Board of Directors approved the sale of Series C Redeemable Preferred Stock and the Company issued 5,464,486 shares of its Series C Redeemable Preferred Stock at $5.49 per share.

   In February 1998, the Company issued 3,762,500 shares of its Series A Redeemable Preferred Stock at $0.40 per share and warrants to acquire 6,020,000 shares of the Company's Series B Redeemable Preferred Stock at $0.75 per share. In August and October 1998, 6,020,000 shares of Series B Redeemable Preferred Stock were issued under these warrants.

   In connection with the Company's Initial Public Offering in June 1999, all shares of Series A, B, and C Preferred Stock converted into 22,870,479 shares of Common Stock.

 Notes Receivable

   In connection with the issuance of Common Stock during the period, the Company exchanged shares with a fair value of $117,000 for notes receivable of the same amount. These notes receivable bear interest at 9% per annum and are payable in February 2003.

8. Employee Stock Plans

 Stock Incentive Plans

   The 1999 Stock Incentive Plan (the "1999 Plan") serves as the successor to the 1998 Stock Plan (the "Predecessor Plan). The 1999 Plan became effective in June 1999. At that time, all outstanding options under the Predecessor Plan were transferred to the 1999 Plan, and no further option grants can be made under the Predecessor Plan. All outstanding options under the Predecessor Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options.

   In October 1999, the Company's Board of Directors approved an increase of 2,500,000 shares to the number of shares eligible to be granted under the 1999 Plan from the initial authorization of 7,290,000 shares of the common stock. Upon stockholder approval of the increase, the total shares authorized for issuance under the 1999 will be 11,019,551, which amount includes an automatic annual increase to the share reserve of 3% of the Company's outstanding common shares on the last trading day in December. The increase on January 1, 2000 was 1,229,551 shares based on 40,985,054 shares outstanding on the last day of December 1999.

   In no event will this annual increase exceed 1,564,715 shares. In addition, no participant in the 1999 Plan may be granted stock options or direct stock issuances for more than 1,125,000 shares of common stock in total in any calendar year.

   Options granted under the 1999 Plan vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. During 1999 and 1998, the Company issued options to purchase 5,001,454 and 2,347,471 shares of common stock, respectively, at prices which included approximately $11,995,000 of a compensation element in 1999 and $600,000 in 1998. The total of $12,595,000 is being recognized as expense over the vesting periods of the related options and has been presented as a reduction of stockholders' equity (deficit) in the accompanying balance sheets. The current year amortization of deferred compensation expense of $5,708,000 is included as a general and administrative expense.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   A summary of stock option activity is as follows (in thousands, except per share amounts):

                                                         Options Outstanding
                                                      --------------------------
                                                                        Weighted
                                                       Options  Number  Average
                                                      Available   of    Exercise
                                                      for Grant Options  Price
                                                      --------- ------- --------
   Balance at January 9, 1998 (inception)............   7,290      --    $  --
   Granted...........................................  (2,347)   2,347      .07
   Forfeited.........................................      36      (36)     .03
   Exercised.........................................     --       --       --
                                                       ------    -----   ------
   Balance at December 31, 1998......................   4,979    2,311      .06
                                                       ------    -----   ------
   Granted...........................................  (4,877)   4,877    10.72
   Forfeited.........................................     252     (252)     .74
   Exercised.........................................     --       (91)     .15
   Increase in available options.....................   2,500      --       --
                                                       ------    -----   ------
   Balance at December 31, 1999......................   2,854    6,845   $ 8.35
                                                       ======    =====   ======

   The following tables summarize information concerning outstanding and exercisable options at December 31, 1999 (in thousands, except number of years and per share amounts):

                                 Options  Outstanding       Options Exercisable
                           -------------------------------- --------------------
                                        Weighted   Weighted             Weighted
                                         Average   Average              Average
                                        Remaining  Exercise             Exercise
                                       Contractual  Price                Price
                             Number      Life (in    per      Number      per
 Range of Exercise Prices  Outstanding    Years)    Share   Exercisable  Share
 ------------------------  ----------- ----------- -------- ----------- --------
$0.05-$2.99...............    3,957        8.7      $ 0.19     3,957     $ 0.19
$3.00-$5.60...............    1,554        9.3      $ 4.12     1,554     $ 4.12
$5.61-$39.50..............    1,210        9.7      $34.18     1,210     $34.18
$39.51-$81.00.............      124        9.9      $65.30       124     $65.30
                              -----                            -----
  Total...................    6,845                            6,845
                              =====                            =====

   SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Consolidated Statement of Operations, because APB 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.

   SFAS 123 pro form numbers are as follows for December 31 (in thousands, except per share amounts and percentages):

                                                              1999     1998
                                                            --------  -------
   Net income--as reported................................. $(56,487) $(4,196)
   Net income--pro forma................................... $(58,542) $(4,247)
   Basic and diluted net income per common share-as
    reported............................................... $  (2.59) $ (0.85)
   Basic and diluted net income per common share--pro
    forma.................................................. $  (2.68) $ (0.86)

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                     1999  1998
                                                                     ----  ----
   Expected dividend yield..........................................  --    --
   Risk-free interest rate.......................................... 5.50% 5.50%
   Expected volatility..............................................   50%  --
   Expected life (in years).........................................    4     5

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

 Employee Stock Purchase Plan

   In June 1999, the Company's Board of Directors adopted an Employee Stock Purchase Plan ("the Purchase Plan") which allows eligible employees of the Company and eligible employees of the Company's participating subsidiaries to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

   Eligible participants may contribute up to 15% of cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% of the fair market value per share on the participant's entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

   Upon adoption of the plan, 300,000 shares of common stock were reserved for issuance. This reserve will automatically increase on the first trading day in January each year, beginning in calendar year 2000, by an amount equal to 1% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year. The increase on January 1, 2000 was 409,851 shares based on 40,985,054 shares outstanding on December 31, 1999. In no event will any annual increase exceed 521,571 shares.

   As of December 31, 1999, no shares have been issued under the Purchase
Plan.

 Savings Plan

   During 1999, the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. The Company matches 100% of the first 1.5% a participant contributes.

9. Events Subsequent to Date of Auditor's Report (Unaudited)

 Change in Subsidiary Ownership

   On February 17, 2000, the Company announced that it sold approximately 38% of EncrypTix, Inc., until then a wholly-owned subsidiary of the Company, in a private financing of approximately $30 million.

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 iShip.com Acquisition

   On March 7, 2000, the Company closed its acquisition of iShip.com, a development stage enterprise developing Internet-based shipping technology. In connection with the merger, up to 8 million shares will be exchanged for all outstanding stock, options and warrants of iShip.com.

   The acquisition will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The company is currently in process of preparing the final purchase price allocation and determining the useful lives of the assets acquired. It is anticipated that the purchase will result in intangible assets of approximately $230 million.

10. Quarterly Information (unaudited)

                                                     Quarter ended
                                           -------------------------------------
                                            March    June    September  December
                                           -------  -------  ---------  --------
                                            (in thousands, except per share
                                                         data)
   Fiscal Year 1999:
   Revenues..............................  $   --   $   --   $    --    $    358
   Loss from operations..................   (3,688)  (6,069)  (14,424)   (34,796)
   Net loss..............................   (3,686)  (5,719)  (13,698)   (33,384)
   Basic and diluted net loss per share..  $ (0.53) $ (0.66) $  (0.40)  $  (0.91)
   Weighted average shares outstanding
    used in basic and diluted per-share
    calculation..........................    6,901    8,692    34,102     36,611

                                                      Quarter ended
                                             ----------------------------------
                                             March    June   September December
                                             ------  ------  --------- --------
                                             (in thousands, except per share
                                                          data)
   Fiscal Year 1998:
   Revenues................................  $  --   $  --    $  --    $   --
   Loss from operations....................    (363)   (504)    (806)   (2,506)
   Net loss................................    (363)   (504)    (809)   (2,520)
   Basic and diluted net loss per share....  $(0.09) $(0.10)  $(0.17)  $ (0.44)
   Weighted average shares outstanding used
    in basic and diluted per-share
    calculation............................   4,241   4,898    4,898     5,788

                         INDEPENDENT AUDITOR'S REPORT

To the Stockholders
iShip.com, Inc.

   We have audited the accompanying balance sheet of iShip.com, Inc. (a development stage company) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for the period from inception (May 27, 1997) to December 31, 1997, the years ended December 31, 1998 and 1999 and the period from inception (May 27, 1997) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iShip.com, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the period from inception (May 27, 1997) to December 31, 1997, the years ended December 31, 1998 and 1999 and for the period from inception (May 27, 1997) to December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Moss Adams LLP

Seattle, Washington
March 15, 2000
                                iSHIP.COM, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET

                           DECEMBER 31, 1998 AND 1999

                                     ASSETS

                                                        1998          1999
                                                     -----------  ------------
CURRENT ASSETS
  Cash and cash equivalents......................... $   386,384  $  2,069,704
  Investments.......................................     990,676           --
  Prepaid expenses and other........................      12,516       271,073
                                                     -----------  ------------
    Total current assets............................   1,389,576     2,340,777
                                                     -----------  ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net...........     237,094     6,416,577
                                                     -----------  ------------
                                                     $ 1,626,670  $  8,757,354
                                                     ===========  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.................................. $    42,320  $  1,160,902
  Accrued liabilities...............................      19,514       189,457
  Current portion of notes payable..................       7,200       634,210
  Current portion of capital lease obligations......      48,900     3,141,986
                                                     -----------  ------------
    Total current liabilities.......................     117,934     5,126,555
                                                     -----------  ------------
LONG-TERM LIABILITIES
  Notes payable, net of current portion.............      79,218     1,419,857
  Capital lease obligations, net of current
   portion..........................................      79,486        28,307
  Deferred officers' compensation...................     168,750           --
  Deferred rent payable.............................      50,845       111,859
                                                     -----------  ------------
    Total long-term liabilities.....................     378,299     1,560,023
                                                     -----------  ------------
COMMITMENTS (Note 6)
STOCKHOLDERS' EQUITY
  Series A Preferred stock, $.0005 par value,
   8,986,668 shares authorized, issued and
   outstanding; liquidation preference of
   $3,370,001.......................................       4,493         4,493
  Series B Preferred stock, $.0005 par value,
   12,800,000 shares authorized, shares issued and
   outstanding; none at December 31, 1998 10,133,334
   at December 31, 1999, liquidation preference of
   $7,600,000 at December 31, 1999..................         --          5,067
  Common stock, $0.0005 par value, 60,000,000 shares
   authorized, shares issued and outstanding;
   6,543,448 at December 31, 1998, and 7,562,519 at
   December 31, 1999................................       3,272         3,782
  Additional paid-in capital........................   3,583,605    20,943,534
  Deferred compensation.............................    (169,213)   (8,305,570)
  Deficit accumulated during the development stage..  (2,291,720)  (10,580,530)
                                                     -----------  ------------
    Total stockholders' equity......................   1,130,437     2,070,776
                                                     -----------  ------------
                                                     $ 1,626,670  $  8,757,354
                                                     ===========  ============

                            See accompanying notes.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS

                           Period from                               Period from
                            Inception                                 Inception
                         (May 27, 1997)  Year Ended December 31,   (May 27, 1997)
                         to December 31, ------------------------  to December 31,
                              1997          1998         1999           1999
                         --------------- -----------  -----------  ---------------
REVENUES................    $     --     $       --   $       --    $        --
                            ---------    -----------  -----------   ------------
OPERATING EXPENSES
  General and
   administrative.......      257,369      1,044,640    3,969,217      5,271,226
  Research and
   development..........      203,966        801,734    2,574,704      3,580,404
  Selling and
   marketing............          500         79,224    1,884,950      1,964,674
  Product
   implementation.......       19,297         53,574      139,573        212,444
                            ---------    -----------  -----------   ------------
    Total operating
     expenses...........      481,132      1,979,172    8,568,444     11,028,748
                            ---------    -----------  -----------   ------------
OPERATING LOSS..........     (481,132)    (1,979,172)  (8,568,444)   (11,028,748)
                            ---------    -----------  -----------   ------------
OTHER INCOME (EXPENSE)
  Interest income.......          --          73,030      207,444        280,474
  Interest expense......          --          (8,879)    (115,224)      (124,103)
  Rental and other
   income...............       72,204         32,229      187,414        291,847
                            ---------    -----------  -----------   ------------
    Total other income..       72,204         96,380      279,634        448,218
                            ---------    -----------  -----------   ------------
NET LOSS................    $(408,928)   $(1,882,792) $(8,288,810)  $(10,580,530)
                            =========    ===========  ===========   ============


                            See accompanying notes.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                         Preferred Stock   Preferred Stock                                               Deficit
                         ---------------- -----------------                                            Accumulated
                             Series A         Series B        Common Stock   Additional                 During the
                         ---------------- ----------------- ----------------   Paid-in     Deferred    Development
                          Shares   Amount   Shares   Amount  Shares   Amount   Capital   Compensation     Stage
                         --------- ------ ---------- ------ --------- ------ ----------- ------------  ------------
BALANCE, May 27, 1997
 (inception)............       --  $  --         --  $  --        --  $  --  $       --  $       --    $        --
  Common stock issued...       --     --         --     --  6,132,448  3,066         370         --             --
  Preferred stock
   issued............... 1,600,000    800        --     --        --     --      599,200         --             --
  Deferred
   compensation.........       --     --         --     --        --     --        2,623      (2,623)           --
  Amortization of
   deferred
   compensation.........       --     --         --     --        --     --          --        2,623            --
  Net loss..............       --     --         --     --        --     --          --          --        (408,928)
                         --------- ------ ---------- ------ --------- ------ ----------- -----------   ------------
BALANCE, December 31,
 1997................... 1,600,000    800        --     --  6,132,448  3,066     602,193         --        (408,928)
                         --------- ------ ---------- ------ --------- ------ ----------- -----------   ------------
  Common stock issued...       --     --         --     --    411,000    206      17,242         --             --
  Preferred stock
   issued............... 7,386,668  3,693        --     --        --     --    2,766,308         --             --
  Deferred
   compensation.........       --     --         --     --        --     --      197,862    (197,862)           --
  Amortization of
   deferred
   compensation.........       --     --         --     --        --     --          --       28,649            --
  Net loss..............       --     --         --     --        --     --          --          --      (1,882,792)
                         --------- ------ ---------- ------ --------- ------ ----------- -----------   ------------
BALANCE, December 31,
 1998................... 8,986,668  4,493        --     --  6,543,448  3,272   3,583,605    (169,213)    (2,291,720)
                         --------- ------ ---------- ------ --------- ------ ----------- -----------   ------------
  Common stock issued...       --     --         --     --  1,019,071    510     146,367         --             --
  Preferred stock
   issued...............       --     --  10,133,334  5,067       --     --    7,594,933         --             --
  Stock and stock
   options granted to
   consultants..........       --     --         --     --        --     --          --          --             --
  Deferred
   compensation.........       --     --         --     --        --     --    9,618,629  (9,618,629)           --
  Amortization of
   deferred
   compensation.........       --     --         --     --        --     --          --    1,482,272            --
  Net loss..............       --     --         --     --        --     --          --          --      (8,288,810)
                         --------- ------ ---------- ------ --------- ------ ----------- -----------   ------------
BALANCE, December 31,
 1999................... 8,986,668 $4,493 10,133,334 $5,067 7,562,519 $3,782 $20,943,534 $(8,305,570)  $(10,580,530)
                         ========= ====== ========== ====== ========= ====== =========== ===========   ============

                            See accompanying notes.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS

                           Period from                               Period from
                            Inception                                 Inception
                         (May 27, 1997)  Year Ended December 31,   (May 27, 1997)
                         to December 31, ------------------------  to December 31,
                              1997          1998         1999           1999
                         --------------- -----------  -----------  ---------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net loss..............     $(408,928)   $(1,882,792) $(8,288,810)  $(10,580,530)
 Adjustments to
  reconcile net loss to
  net cash from
  operating activities
 Depreciation and
  amortization.........        15,511         80,872      510,056        606,439
 Amortization of
  deferred
  compensation.........         2,623         28,649    1,482,272      1,513,544
 Amortization of
  discount of
  investments..........           --         (48,445)      (9,324)       (57,769)
 Stock and stock
  options issued for
  services.............           375          2,448        2,100          4,923
 Changes in assets and
  liabilities
  Prepaid expenses and
   other...............       (37,850)        25,334     (258,557)      (271,073)
  Accounts payable.....         2,377         39,943    1,118,582      1,160,902
  Accrued liabilities..           201         19,313      169,943        189,457
  Deferred officers'
   compensation........       150,000         18,750     (168,750)           --
  Deferred rent
   payable.............           --          50,845       61,014        111,859
                            ---------    -----------  -----------   ------------
   Net cash used in
    operating
    activities.........      (275,691)    (1,665,083)  (5,381,474)    (7,322,248)
                            ---------    -----------  -----------   ------------
CASH FLOWS FROM
 INVESTING ACTIVITIES
 Purchase of property
  and equipment........        (5,321)      (142,030)  (3,599,053)    (3,746,404)
 Proceeds from sale of
  investments..........           --       1,050,000    1,000,000      2,050,000
 Purchase of
  investments..........           --      (1,992,231)         --      (1,992,231)
                            ---------    -----------  -----------   ------------
 Net cash used in
  investing
  activities...........        (5,321)    (1,084,261)  (2,599,053)    (3,688,635)
                            ---------    -----------  -----------   ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from long-
  term debt............           --          86,418    1,967,649      2,054,067
 Proceeds from issuance
  of common stock......         3,061         15,000      144,777        162,838
 Proceeds from issuance
  of preferred stock...       600,000      2,770,001    7,600,000     10,970,001
 Net change in stock
  subscription
  receivable...........       (96,098)        96,098          --             --
 Net change in
  stockholder
  advances.............         4,525         (4,525)         --             --
 Payments on capital
  lease obligations....       (11,600)       (46,140)     (48,579)      (106,319)
                            ---------    -----------  -----------   ------------
   Net cash provided by
    financing
    activities.........       499,888      2,916,852    9,663,847     13,080,587
                            ---------    -----------  -----------   ------------
INCREASE IN CASH AND
 CASH EQUIVALENTS......       218,876        167,508    1,683,320      2,069,704
CASH AND CASH
 EQUIVALENTS
 Beginning of period...           --         218,876      386,384            --
                            ---------    -----------  -----------   ------------
 End of period.........     $ 218,876    $   386,384  $ 2,069,704   $  2,069,704
                            =========    ===========  ===========   ============
NONCASH TRANSACTIONS
 Stock warrant issued
  in favor of loan
  fees.................     $     --     $       --   $    20,000   $     20,000
                            =========    ===========  ===========   ============
 Equipment purchased
  through capital
  lease................     $ 186,126    $       --   $ 3,090,486   $  3,276,612
                            =========    ===========  ===========   ============
CASH PAID FOR
 INTEREST..............     $     --     $     8,879  $    55,776   $     64,655
                            =========    ===========  ===========   ============


                            See accompanying notes.

                                iSHIP.COM, INC.
                         (A Development State Company)

                         NOTES TO FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

   Development Stage Operations--iShip.com, Inc. (the Company), a Washington corporation, was incorporated on May 27, 1997 under the name MoveIt! Software, Inc. On May 18, 1998, the Company changed its name to iShip.com, Inc. The Company's office is located in Bellevue, Washington.

   Since inception, the Company has been developing and marketing Internet applications that enable customers to price, ship, track and manage shipments over the Internet. In April 1998, the Company began providing its Internet-based shipping services to users. In April 1999, the Company entered into a five-year agreement with Mail Boxes Etc. to be the exclusive provider of an Internet-based retail package manifest system to its approximately 3,000 domestic retail centers. In October 1999, a beta version of this service was deployed in ten retail centers. In May 1999, the Company entered into a five-year agreement with eBay to provide shipping services to eBay auction customers. The first phase of this service launched on eBay in July 1999. Through December 31, 1999, the Company has offered its package tracking and pricing applications at no charge to the user.

   On March 7, 2000, the Company was acquired by Stamps.com, an Internet Postage service provider (See Note 10).

   Use of Estimates--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Cash and Cash Equivalents--For the purposes of the statement of cash flows, cash and cash equivalents are defined as short-term, highly liquid investments that are readily convertible to cash and are so near maturity that fluctuations in interest rates lead to insignificant risk of changes in investment value.

   Fair Value of Financial Instruments--The Company's financial instruments, including cash, cash equivalents, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Long-term obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments.

   Equipment and Leasehold Improvements--Equipment and leasehold improvements are stated at cost. The Company provides depreciation on the cost of its equipment using straight-line methods over estimated useful lives of three and five years. Amortization of leasehold improvements is extended over the term of the lease. Expenditures for repairs and maintenance are charged to expense as incurred.

   Impairment of Long-Lived Assets--The Company evaluates the recoverability of long-lived assets in accordance with "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 121 requires identification of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the discounted future cash flows from the impaired assets.

   Research and Development Costs--Research and development costs are charged to expense as incurred. These costs primarily consist of salaries, development materials, supplies and applicable overhead expenses of personnel directly involved in the research and development of new technology.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   Website Development Costs--The Company developed and maintains its website. Costs associated with the website consist primarily of software purchased from third parties. Currently, the Company capitalized costs of computer software obtained for internal use in web design and network operations. These capitalized costs are amortized based on their useful life. Payroll and related costs are not capitalized, as the amounts are immaterial and principally related to maintenance. Costs related to development of website content are expensed as incurred.

   Advertising--The Company expenses advertising costs as incurred. No advertising costs were incurred during the period from inception (May 27, 1997) to December 31, 1999.

   Stock-Based Compensation--The Company accounts for stock-based compensation to employees using the intrinsic value method, whereby, compensation cost is recognized when the exercise price at the date of grant is less than the fair market value of the Company's common stock. The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. Stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period.

   Risk Concentrations--Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments are deposited with high credit, quality financial institutions.

   Income Taxes--Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

   Stock Split--On August 6, 1999 the Board of Directors approved a 2 for 1 split of the Company's Common and Preferred Stock and an increase in the number of authorized Common Stock shares to 60,000,000 and authorized Preferred Stock shares to 21,786,688. Accordingly, the share information in the accompanying financial statements and footnotes has been restated to reflect the stock split.

   Recent Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter ended on or following June 30, 2000. The Company will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have a material impact on the Company's results of operations, financial position or cash flows.

Note 2--Investment Securities

   Investment securities are classified as "available-for-sale" under generally accepted accounting principles. Available-for-sale securities are recorded at estimated fair value, with the net unrealized gain or loss included as a separate component of stockholders' equity, net of the related tax effect. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   At December 31, 1998, the Company had commercial paper with an amortized cost of $990,676, which approximated fair value and matured in 1999.

Note 3--Equipment and Leasehold Improvements

   Equipment is recorded at cost and consists of the following at December 31:

                                                             1998       1999
                                                           --------  ----------
   Computer hardware...................................... $245,865  $5,745,052
   Computer software......................................   87,612     506,970
   Furniture and fixtures.................................      --      216,350
   Leasehold improvements.................................      --      554,645
                                                           --------  ----------
                                                            333,477   7,023,017
   Accumulated depreciation and amortization..............  (96,383)   (606,439)
                                                           --------  ----------
                                                           $237,094  $6,416,578
                                                           ========  ==========

   Included in equipment at December 31, 1999 is $3,276,612 held under capital lease with accumulated amortization of $139,594. At December 31, 1998 included in equipment is $186,125 held under capital lease with accumulated amortization of $77,552.

Note 4--Notes Payable

   The Company has a Loan and Security Agreement with a bank for $2,950,000 of which $2.5 million is available for equipment purchases through February 19, 2000 and $450,000 is available through a revolving line maturing on August 19, 2000. Borrowings under the non-revolving equipment line of credit are payable in 30 equal monthly installments beginning in March 2000. Interest is payable monthly and accrues at the annual rate of the bank's prime rate plus 0.50%. Outstanding borrowings against the equipment line were $86,418 at December 31, 1998 and $2,054,067 at December 31, 1999. There were no outstanding borrowings under the revolving line at December 31, 1998 and 1999.

   In connection with the Loan and Security Agreement, the Company issued a Common Stock purchase warrant which permits the holder to purchase up to 10,000 shares of the Company's Common Stock at a purchase price of the lesser of $2.50 per share and the price per share received by the Company in the next round of financing. The warrant is exercisable only (i) after the Company's initial public offering, (ii) immediately prior to a change in control and
(iii) with the written consent of the Company. The fair value of the purchase warrants has been estimated at $20,000 using the Black-Scholes option-pricing model. The Company capitalized the fair value, which is being amortized on a straight-line method over the repayment period.

   Required principal payments for years ending December 31 are as follows:

   2000.............................................................. $  634,210
   2001..............................................................    826,335
   2002..............................................................    593,522
                                                                      ----------
                                                                      $2,054,067
                                                                      ==========

Note 5--Deferred Officers' Compensation

   Three key officers of the Company deferred their salaries during the first nine months of development stage operations. The deferred compensation totaled $168,750 as of December 31, 1998. The deferred compensation was paid in 1999.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


Note 6--Capital Leases and Commitments

   The Company leases office space and certain leasehold improvements, office furniture, and computer equipment under various capital and operating leases through June 30, 2001. Future minimum lease payments required under non-cancelable capital and operating leases are as follows:

                                                       Capitalized  Operating
   Years Ending December 31,                             Leases       Leases
   -------------------------                           -----------  ----------
   2000............................................... $3,243,620   $  753,480
   2001...............................................     28,752      475,132
   2002...............................................        --       485,822
   2003...............................................        --       496,519
   2004...............................................        --       293,976
                                                       ----------   ----------
   Total minimum lease payments.......................  3,272,372   $2,651,872
                                                                    ==========
   Less amount representing interest at 4.4% to
    13.4%.............................................   (102,079)
                                                       ----------
   Present value of minimum lease payments (includes
    current portion of $3,141,986).................... $3,170,293
                                                       ==========

   Given the Company's development stage operations, only a portion of the standard lease payments, on certain agreements, are required in early months. The difference between the actual lease payments and the standard monthly payments are recorded as deferred rent payable. Total deferred rent was $50,845 as of December 31, 1998 and $111,859 as of December 31, 1999.

   Rental expense on operating leases totaled $15,753 in 1997, $277,584 in 1998, $538,669 in 1999 and $832,000 in the period from inception to December 31, 1999.

   The Company subleases a portion of the office space. Rental income from the sublease totaled $82,113 in 1998, $187,414 in 1999, and $269,527 for the
period from inception to December 31, 1999.

   Subsequent to December 31, 1999, the Company entered into two non-cancelable operating lease agreement for additional office space. One lease has an initial term of 8 years with two renewal terms of five years each. The initial lease term will commence fifteen days following landlord's substantial completion of the building improvements. The estimated time period for commencement is in the first quarter of 2001. Base rent will be paid monthly based on an escalating rent schedule ranging from $23.00 per square foot in the initial year to $27.36 per square foot in the eighth year. The estimated rentable square feet are 75,510. The additional lease has a 24 month term with base rents paid monthly based on an escalating rent schedule ranging from $21.00 per square foot in the initial year to $22.00 per square foot in the second year. The estimated rentable square feet are 14,573.

Note 7--Preferred Stock

   Transactions--The Company issued 1,600,000 shares in 1997 and 7,386,668 shares in 1998 of Series A Preferred Stock at $0.375 per share. The Company issued 10,133,334 shares of Series B Preferred Stock in 1999 at $0.75 per share. No direct costs were incurred in relation to the shares issued.

   Preference in Liquidation--In the event of voluntary or involuntary liquidation, distribution of assets, dissolution or winding-up of the Company before any distribution or payment to holders of the Company's common stock, the holders of Series A Preferred Stock are entitled to receive payment of $0.375 per outstanding share, and the holders of Series B Preferred Stock are entitled to receive payment of $0.75 per outstanding share.

   Dividends--Dividends payable to holders of preferred stock are at the discretion of the Company's Board of Directors. As of December 31, 1997, 1998 and 1999, no dividends had been declared.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   Conversion Rights--A holder of preferred stock, at the holder's option, has the right to convert shares of preferred stock into common stock on a one-for-one basis, subject to adjustment for stock splits and dilutive issuances. In addition, the preferred stock would automatically convert to common stock in the event of a change in control or the closing of an underwritten public offering that establishes a valuation of the Company of at least $75 million and results in gross proceeds of at least $15 million or upon the conversion of two-thirds of the shares of preferred stock originally issued. A change in control occurred as a result of the merger in March, 2000.

   Voting Rights--The holders of preferred stock are entitled to one vote for each share and are entitled to vote on all matters on which the holders of common stock have the right to vote.

   Stock Warrant--On April 27, 1999 the Company issued a warrant to a strategic partner for a maximum of 2,666,666 shares of the Company's Series B Preferred Stock at an exercise price of $1.50 per share. The actual number of shares purchasable under the warrant is equal to the quotient of the amount in excess of a specified dollar amount the Company receives in a specified one-year period pursuant to the agreement between the Company and this strategic partner divided by $0.75, and in any event may not exceed 2,666,666 shares. The specified one-year period begins on the earlier of March 1, 2000 and the date on which a certain threshold is reached pursuant to the agreement between the Company and this strategic partner. The warrant terminates on the earlier of April 27, 2004 and the consummation of a merger or acquisition of the Company occurring after the specified one-year period. The Company is valuing the warrant at its fair value, which at December 31, 1999 is zero. The fair value is determined using the Black-Scholes option-pricing model based on the lowest estimated number of shares of the Company's Series B Preferred Stock to be purchasable under the warrant. At April 27, 1999 and December 31, 1999, as no amounts have been received by the Company pursuant to the agreement, the lowest estimated number of shares to be purchasable under the warrant is zero, resulting in zero fair value. The fair value of the warrant will be adjusted, as events occur, until completion of performance. Costs resulting from the warrant, if any, will be recognized based on increases in the fair value of the warrant.

Note 8--Stock Option Plan

   The Company has a stock option plan under which employees and consultants may be awarded incentive or nonstatutory stock options. The plan authorizes the grant of options for the purchase of up to 5,660,000 shares of common stock. In February 2000, the Board of Directors approved an increase of 500,000 shares to the option pool. Under the plan, the option exercise price for incentive stock options may not be less than the fair market value of the Company's common stock at the date of grant as determined by the Board of Directors, but for nonstatutory stock options may be less than the fair market value of the Company's common stock at the date of grant as determined by the Board of Directors. However, all option grants under the plan to 10% shareholders may not be less than 110% of fair market value of the Company's common stock at the date of grant as determined by the Board of Directors. Options expire no later than ten years from the grant date, and vesting is established at the time of grant provided that options shall become exercisable at the rate of at least 20% per year over five years.

   The Company has issued options to employees which, based on the intrinsic value method, include a compensation element of $184,500 in 1998, $9,095,436 in 1999, and $9,279,936 in the period from inception to December 31, 1999. The compensation element has been recorded as additional paid-in capital and deferred compensation and is being amortized to expense over the vesting periods of the related options.

   The Company has granted options to consultants with fair values at grant date of $2,623 in 1997, $13,362 in 1998, $523,193 in 1999 and $539,178 in the
period from inception to December 31, 1999. The fair value of the options granted has been recorded as additional paid-in capital and deferred compensation expense and is being amortized to expense over the related service period. The fair value has been determined using the Black-Scholes option-pricing model with the following assumptions on the date of grant: 0% dividend yield, forfeiture rate and volatility, risk free rate of return of 4.47% and 6.18%, and expected life of five years.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   Stock option activity is as follows:

                                      Common Shares        Weighted
                                  -----------------------  Average
                                  Available     Options    Exercise   Options
                                  for Grant   Outstanding   Price   Exercisable
                                  ----------  -----------  -------- -----------
   Inception, May 27, 1997.......        --          --        --         --
     Authorized..................  5,660,000         --        --
     Granted..................... (1,785,000)  1,785,000   $0.0375
     Exercised...................        --      (10,000)  $0.0375
                                  ----------  ----------   -------
   Balance, December 31, 1997....  3,875,000   1,775,000   $0.0375        --
                                                                      =======
     Granted.....................  (759,000)     759,000   $0.0375
     Exercised...................        --     (411,000)  $0.0365
                                  ----------  ----------   -------
   Balance, December 31, 1998....  3,116,000   2,123,000   $0.0390    420,312
                                                                      =======
     Granted..................... (2,982,406)  2,982,406   $0.6251
     Exercised...................        --   (1,008,194)  $0.0883
     Forfeited...................    443,500    (443,500)  $0.8972
                                  ----------  ----------   -------
   Balance, December 31, 1999....    577,094   3,653,712   $0.4232    533,184
                                  ==========  ==========   =======    =======

   The following summarizes options outstanding at December 31, 1999:

                                         Weighted
                                          Average           Weighted
    Range of                             Remaining          Average
    Exercise          Number            Contractual         Exercise           Number
      Price         Outstanding            Life              Price           Exercisable
    --------        -----------         -----------         --------         -----------
   $.075 - .15       1,538,746             8.43              $0.099            533,184
   $.30 - .40        1,141,666             9.43              $0.370                --
      $1.00            973,300             9.79              $1.000                --

   Had the compensation cost for stock options been determined using the fair value method, the proforma net loss would have increased by $7,400 to $416,328 for the period from inception to December 31, 1997, by $5,700 to $1,888,492 for the year ended December 31, 1998, by $30,500 to $8,319,310 for the year ended December 31, 1999 and by $43,600 to $10,624,130 for the period from inception to December 31, 1999.

   The weighted average fair value of the options granted was estimated to be $.01 in the period from inception to December 31, 1997, $.027 in 1998 and $3.35 in 1999 using the Black-Scholes option-pricing model with the following assumptions on the date of grant: 0% dividend yield and volatility, 5% forfeitures per year, risk-free interest rate of 4.47% to 6.30%, expected lives of nine years.

Note 9--Income Taxes

   At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $8,700,000 and research credit carryforwards of $288,900 available to offset future federal taxable income, if any. The net operating loss and research credit carryforwards generally expire in 2012 thru 2019. The Internal Revenue Code may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including significant change in ownership interest.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   Deferred taxes are comprised of the following at December 31:

                                                          1998        1999
                                                        ---------  -----------
   Deferred tax assets
     Net operating loss................................ $ 643,000  $ 2,958,000
     Research credits..................................   109,000      288,900
     Deferred compensation.............................    57,000            0
     other.............................................    17,300       25,500
                                                        ---------  -----------
   Total deferred tax asset............................   826,300    3,272,400
   Valuation allowance.................................  (826,300)  (3,272,400)
                                                        ---------  -----------
                                                        $     --   $       --
                                                        =========  ===========

   A valuation allowance for the full amount of the net deferred tax asset has been recorded as realization in the near term is not reasonably assured. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to earnings before taxes due to the valuation allowance established for the current and prior year's net operating loss and nondeductible items.

   A reconciliation of the income tax benefit to the amounts computed by applying the federal statutory income tax rate to loss before income tax is as follows:

                          Period from                                      Period from
                           Inception                                      Inception (May
                         (May 27, 1997)     Year Ended December 31,         27, 1997)
                          to December     ------------------------------   December 31,
                            31, 1997          1998            1999             1999
                         ---------------  -------------  ---------------  ---------------
                          Amount     %     Amount    %     Amount     %     Amount     %
                         ---------  ----  --------  ---  ----------  ---  ----------  ---
Income tax benefit at
 federal statutory
 rate...................  $139,000    34% $640,000   34% $2,818,000   34% $3,597,000   34%
Deferred stock
 compensation...........    (1,000)  --    (10,000)  (1)   (504,000)  (6)   (515,000)  (5)
Research credits and
 other..................    (1,200)  --     59,500    3     132,100    2     190,400    2
Change in valuation
 allowance..............  (136,800)  (34) (689,500) (36) (2,446,100) (30) (3,272,400) (31)
                         ---------  ----  --------  ---  ----------  ---  ----------  ---
                         $     --    -- % $    --    --% $      --    --% $      --    --%
                         =========  ====  ========  ===  ==========  ===  ==========  ===

Note 10--Merger Agreement and Subsequent Event

   In October 1999, the Company entered into a merger agreement with Stamps.com Inc. an enterprise developing an Internet-based postage service for end-users. On February 3, 2000, the Company obtained $2 million of subordinate bridge financing from Stamps.com Inc.

   On March 7, 2000, upon obtaining approval from the Company's shareholders and Stamps.com's stockholders, the merger was consummated. Under the terms of the merger agreement, the Company's preferred and common shareholders, warrant holders and option holders exchanged their securities in the Company for the equivalent of 8 million shares of Stamps.com common stock. Included in the 8 million shares to be received are amounts reserved for issuance under the terms of the outstanding stock options and warrants of the Company for which the holders received options and warrants for the purchase of Stamps.com common stock. The exercise price of the outstanding options and warrants was adjusted to reflect the share exchange ratio.

   Upon consummation of the merger the $2 million of bridge financing was converted to due to parent.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   The merger agreement reflects a change in control, which accelerated the vesting of options to purchase an estimate of 930,000 shares of the Company's common stock or one-third of all outstanding unvested options granted prior to October 21, 1999. The accelerated vesting will result in a compensation charge in March 2000 estimated to be $1.4 million.

         UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

   On October 22, 1999, Stamps.com entered into a merger agreement to acquire iShip.com in exchange for up to 8,000,000 shares of Stamp.com's common stock. Stamps.com's management has prepared the following unaudited pro forma condensed combined financial information to give effect to this acquisition. The Unaudited Pro Forma Condensed Combined Statements of Operations for the period ended December 31, 1999 gives effect to the iShip.com acquisition as if it had taken place on January 1, 1999.

   The pro forma adjustments, which are based upon available information and certain assumptions that Stamps.com believes are reasonable in the circumstances, are applied to the historical financial statements of Stamps.com and iShip.com. The iShip.com acquisition will be accounted for using the purchase method of accounting. Stamps.com allocation of purchase price is based upon management's current estimates of the fair value of assets acquired and liabilities assumed in accordance with Accounting Principles Board No. 16.

   The purchase price allocations reflected in the accompanying unaudited pro forma condensed combined financial statements may be different from the final allocation of the purchase price due to the different periods of time used in the calculations and such differences may be material. The Company expects to complete a valuation and other procedures during the second quarter of 2000.

   As part of the merger agreement, 800,000 shares of the total 8,000,000 shares of Stamps.com common stock will be deposited into an escrow account immediately preceeding the close of this transaction. The escrow amount is intended to compensate Stamps.com for any inaccuracy or breach of any representation, warranty, covenant or agreement of iShip.com as contained in the merger agreement. The shares must remain in the escrow fund for a period of one year from the close of the acquisition. The parties are currently not aware of any inaccuracy or breach of any representation, warranty, covenant or agreement of iShip as contained in the merger agreement.

   The accompanying unaudited pro forma condensed combined financial information should be read in conjunction with the historical financial statements and the notes thereto for both Stamps.com and iShip.com, which are included elsewhere. The unaudited pro forma condensed combined financial information is provided for informational purposes only and does not purport to represent what Stamps.com's financial position or results of operations would actually have been had the iShip.com acquisition occurred on such dates or to project Stamps.com's results of operations or financial position for any future period.

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                            AS OF DECEMBER 31, 1999

                             (Amounts in thousands)

                                                          PRO FORMA
                                    STAMPS.COM ISHIP.COM ADJUSTMENTS     TOTAL
                                    ---------- --------- -----------    --------
              ASSETS
              ------

Current assets:
Cash and cash equivalents..........  $374,746   $2,070    $    --       $376,816
Accounts receivable................       134      --          --            134
Prepaid expenses...................    23,883      271         --         24,154
                                     --------   ------    --------      --------
Total current assets...............   398,763    2,341         --        401,104
Property and equipment, net........     9,702    6,416         --         16,118
Intangibles, net...................       --       --      232,071 (2)   232,071
Other assets.......................     1,977      --          --          1,977
                                     --------   ------    --------      --------
    Total assets...................  $410,442   $8,757    $232,071      $651,270
                                     ========   ======    ========      ========

   LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)
   -----------------------------

Current liabilities:
Line of credit.....................  $  1,000   $  --     $    --       $  1,000
Accounts payable...................     2,707    1,161         --          3,868
Accrued expenses...................     4,186      808         --          4,994
Current portion of capital lease
 obligations.......................       513    3,142         --          3,655
                                     --------   ------    --------      --------
Total current liabilities..........     8,406    5,111         --         13,517

Long-term liabilities..............       438    1,560         --          1,998
Stockholders' equity (deficit).....   401,598    2,086     (15,179)(3)   635,755
                                                           247,250 (4)
                                     --------   ------    --------      --------
    Total liabilities and
     stockholders' equity
     (deficit).....................  $410,442   $8,757    $232,071      $651,270
                                     ========   ======    ========      ========


   See notes to unaudited pro forma condensed combined financial information.

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                 (Amounts in thousands, except per share data)

                                                         PRO FORMA
                                  STAMPS.COM  ISHIP.COM ADJUSTMENTS      TOTAL
                                  ----------  --------- -----------    ---------
Revenues......................... $     358    $   --    $    --       $     358
Cost of sales....................     2,430        --         --           2,430
                                  ---------    -------   --------      ---------
Gross profit.....................    (2,072)                  --          (2,072)
Operating expenses:
Research and development.........     7,363      2,714        --          10,077
Sales and marketing..............    35,208      1,885        --          37,093
General and administrative.......    14,333      3,969     61,813 (5)     80,115
                                  ---------    -------   --------      ---------
                                     56,904      8,568     61,813        127,285
Loss from operations.............   (58,976)    (8,568)   (61,813)      (126,927)
Other income (expense):
Interest expense.................      (173)       (99)       --            (272)
Interest income..................     2,662        207        --           2,869
Other, net.......................       --         187        --             187
                                  ---------    -------   --------      ---------
Net loss......................... $ (56,487)   $(8,273)  $(61,813)     $(124,143)
                                  =========    =======   ========      =========
Basic and diluted net loss per
 share........................... $   (2.59)                           $   (4.49)
                                  =========                            =========
Weighted average shares
 outstanding used in basic and
 diluted per share calculation...    21,824                 5,819         27,643
                                  =========              ========      =========


   See notes to unaudited pro forma condensed combined financial information.

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                        COMBINED FINANCIAL INFORMATION

   The pro forma financial information gives effect to the following pro forma adjustments:

   The iShip.com merger will be accounted for using the purchase method of accounting. In connection with the acquisition, Stamps.com will issue up to 8 million shares of Common Stock in exchange for all of the outstanding shares of iShip.com capital stock, options and warrants. For purposes of these pro forma financial statements, the estimated purchase price is approximately $249.3 million based on $34.63 per share and the issuance of 7.2 million shares of common stock (8 million less the escrow amount of 800,000). The $34.63 per share amount is the average closing price of our Common Stock on the Nasdaq National Market for the 30 consecutive trading days ending on and including the third day prior to March 7, 2000 (closing date).

   The iShip.com shares were first converted to Stamps.com equivalent shares by taking the number of iShip.com shares over the total number of iShip.com shares multiplied by 7,200,000 to arrive at Stamps.com shares for each iShip.com share. This calculation has been made for purposes of these financial statements only and does not represent the final exchange ratio, which will be determined on the third trading day prior to the closing of the transaction.

   The purchase price was determined as follows (in thousands):

                                                iShip.com Stamps.com
                                                 shares     shares   Fair Value
                                                --------- ---------- ----------
   Shares......................................  26,682     5,819     $201,520
   Warrants....................................   2,677       584       20,218
   Vested stock options........................   1,644       359       12,419
   Unvested stock options......................   2,010       438       15,179
                                                 ------     -----     --------
                                                 33,013     7,200     $249,336
                                                 ======     =====     ========

   The fair value of "shares" was calculated by taking the value of the Stamps.com shares ($34.63 per share) times the number of Stamps.com shares to be exchanged.

   With respect to stock options exchanged as part of the iShip.com merger, all vested and unvested iShip.com options exchanged for Stamps.com options are included as part of the purchase price based on their fair value. The fair value of the shares underlying options and warrants was calculated by taking the vested and unvested options and warrants to purchase Stamps.com shares (1,381,000 options) times the fair value of the stock ($34.63 per share). Proceeds to be received from the option holders upon exercise are estimated to be approximately $1.5 million based on the weighted average exercise price of $0.42 per outstanding option at December 31, 1999. The aggregate exercise price of the warrants is $5,000,000. These amounts are excluded from the fair value calculations.

   The pro forma financial information has been prepared on the basis of assumptions described in these notes and include assumptions relating to the allocation of the consideration paid for the assets and liabilities of iShip.com based on preliminary estimates of their fair value. The actual allocation of such consideration may differ from that reflected in the pro forma financial information after valuations and other procedures to be performed after the closing of the iShip.com acquisition.

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                  COMBINED FINANCIAL INFORMATION--(Continued)

  Below is a table of the estimated acquisition cost, purchase price allocation and annual amortization of the intangible assets acquired (in thousands):

                                                                     Annual
                                                    Amortization  Amortization
                                                        Life     of Intangibles
                                                    ------------ --------------
   Estimated Acquisition Cost:
     Estimated purchase price............  $249,336
                                           ========
   Purchase Price Allocation:
     Estimated fair value of net tangible
      assets of iShip.com at December 31,
      1999...............................     2,086
     Deferred compensation on unvested
      stock options assumed..............    15,179       4           3,795
   Intangible assets acquired:
     Goodwill............................   232,071       4          58,018
                                           --------
                                           $249,336
                                           ========

Tangible assets of iShip.com acquired in the iShip.com merger principally include cash and fixed assets. Liabilities of iShip.com assumed in the iShip.com merger principally include accounts payable, accrued payroll and long-term debt.

   2. The pro forma adjustment is for goodwill allocation of $232.07 million.

   3. The pro forma adjustment is for deferred stock compensation associated with the unvested iShip.com stock options to acquire approximately 2 million shares of iShip.com common stock to be assumed by Stamps.com.

   4. The pro forma adjustment to "shareholders' equity" reflects the elimination of iShip.com's shareholders' equity ($2.1 million) and the impact of the issuance of Stamps.com's common stock ($249.3 million) in connection with the iShip.com merger.

   5. The pro forma adjustment is for amortization of deferred stock compensation associated with the unvested iShip.com stock options assumed by Stamps.com over the remaining vesting period of $3.8 million and amortization of goodwill of $58 million for the year ended December 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Monica, State of California, on the 29th day of March, 2000.

                                          STAMPS.COM INC.

                                          By:      /s/ John M. Payne
                                            ___________________________________
                                                       John M. Payne
                                               Chairman and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint John M. Payne and John W. LaValle, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----

       /s/ John M. Payne             Chairman of the Board and       March 29, 2000
____________________________________  Chief Executive Officer
           John M. Payne              (Principal Executive
                                      Officer)

       /s/ Loren E. Smith            President, Chief Operating      March 29, 2000
____________________________________  Officer and Director
           Loren E. Smith

      /s/ John W. LaValle            Chief Financial Officer and     March 29, 2000
____________________________________  Executive Vice President
          John W. LaValle             (Principal Financial
                                      Officer)

   /s/ Candelario J. Andalon         Controller (Principal           March 29, 2000
____________________________________  Accounting Officer)
       Candelario J. Andalon

      /s/ Mohan P. Ananda            Director                        March 29, 2000
____________________________________
          Mohan P. Ananda

      /s/ David C. Bohnett           Director                        March 29, 2000
____________________________________
          David C. Bohnett

             Signature                           Title                    Date
             ---------                           -----                    ----
      /s/ Jeffrey J. Brown           Director                        March 29, 2000
____________________________________
          Jeffrey J. Brown

     /s/ Thomas H. Bruggere          Director                        March 29, 2000
____________________________________
         Thomas H. Bruggere

      /s/ Thomas N. Clancy           Director                        March 29, 2000
____________________________________
          Thomas N. Clancy

     /s/ G. Bradford Jones           Director                        March 29, 2000
____________________________________
         G. Bradford Jones

       /s/ Marvin Runyon             Director                        March 29, 2000
____________________________________
           Marvin Runyon

       /s/ John A. Duffy             Director                        March 29, 2000
____________________________________
           John A. Duffy

    /s/ Stephen M. Teglovic          Director                        March 29, 2000
____________________________________
        Stephen M. Teglovic

     /s/ Carolyn M. Ticknor          Director                        March 29, 2000
____________________________________
         Carolyn M. Ticknor

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Agreement and Plan of Merger, dated as of October 22, 1999, by and among the Company, Rocket Acquisition Corp. and iShip.com, Inc.(1)

  2.2    Amendment No. 1 to Agreement and Plan of Merger, dated as of February
         14, 2000, by and among the Company, Rocket Acquisition Corp. and iShip.com, Inc.(4)

  3.1    Certificate of Incorporation.(2)

  3.2    Bylaws of the Company.(2)

  4.1    Specimen common stock certificate.(2)
 10.1    Series A Stock Purchase Warrant, dated May 1, 1998, between the
         Company and Silicon Valley Bank.(2)

 10.2    Amended and Restated Investors' Rights Agreement, dated February 17,
         1999, between the Company and the investors named therein.(2)

 10.3    Patent Assignment from Mohan P. Ananda to the Company, dated January
         20, 1998.(2)

 10.4    Assignment and License Agreement between the Company and Mohan P.
         Ananda, dated January 20, 1998.(2)

 10.5    Employment Offer Letter, dated October 29, 1998, by and between the
         Company and John M. Payne.(2)

 10.6    Employment Agreement dated, January 20, 1998, by and between the
         Company and Mohan P. Ananda.(2)

 10.7    1998 Stock Plan and Forms of Notice of Grant and Stock Option
         Agreement.(2)

 10.8    1999 Stock Incentive Plan.(2)

 10.9    1999 Employee Stock Purchase Plan.(2)

 10.10 Form of Indemnification Agreement between the Company and its directors and officers.(2)

 10.11   Lease Agreement, dated August 27, 1998, between the Company and
         Spieker Properties, L.P. and Amendment No. One, dated January 8,
         1999.(2)

 10.12+  Advertising Insertion Order, dated December 16, 1998, between the
         Company and America Online, Inc. ("AOL").(2)

 10.13   Master Lease Agreement between the Company and FirstCorp, dated June
         5, 1998.(2)

 10.14 Quick Start Loan and Security Agreement, dated May 1, 1998, between the Company and Silicon Valley Bank.(2)

 10.15   Employment Offer Letter, dated August 7, 1998, between the Company and
         John W. LaValle.(2)

 10.16   Consulting Agreement, dated February 1, 1999, between the Company and
         Loren Smith.(2)

 10.17   Lease, dated April 12, 1999, between the Company and Spieker
         Properties, L.P.(2)

 10.18+  Sponsorship Agreement, dated May 14, 1999, between the Company and
         Intuit, Inc.(2)

 10.19+ Distributor Agreement, dated December 10, 1998, between the Company and Westvaco.(2)

 10.20+  Distributor Agreement, dated January 15, 1999, between the Company and
         Office Depot, Inc.(2)

 10.21+  Distributor Agreement, dated March 31, 1999, between the Company and
         Seiko Instruments USA, Inc.(2)

 10.22+  Distributor Agreement, dated March 30, 1999, between the Company and
         Avery Dennison Office Products Company.(2)

 10.23+  Distributor Agreement, dated March 11, 1999, between the Company and
         Dymo-Costar Corporation.(2)

 10.24   Series A Preferred Stock and Warrant Purchase Agreement, dated
         February 26, 1998, between the Company and certain investors.(2)

 Exhibit
 Number                                Description
 -------                               -----------
 10.25   Amended and Restated Voting Agreement, dated February 17, 1999, between the Company and certain investors.(2)

 10.26   Separation Agreement and Release, dated May 13, 1999, between the
         Company and Mohan Ananda.(2)

 10.27   License Agreement, dated May 13, 1999, between the Company and Mohan
         Ananda.(2)

 10.28 Series C Preferred Stock Purchase Agreement, dated February 17, 1999, between the Company and certain investors.(2)

 10.29   Amendment Letter to AOL, dated June 4, 1999.(2)

 10.30 Nondisclosure Agreement and Agreement to Release University from damages caused by testing, dated December 6, 1998.(2)

 10.31   Nondisclosure Agreement and Agreement to Release Carnegie Mellon, Inc.
         from damages caused by testing, dated April 22, 1997.(2)

 10.32 Letter of Intent from Stampmaster, Inc. and US Postal Service response letter between Stampmaster, Inc. and the US Postal Service, dated
         February 21, 1997 and April 23, 1997, respectively.(2)

 10.33   Consulting Agreement, dated June 21, 1999, between the Company and
         Carolyn Ticknor.(2)

 10.34   Interactive Marketing and Distribution Agreement, dated October 15,
         1999, between AOL and the Company.(3)

 10.35 Common Stock and Warrant Purchase Agreement, dated October 20, 1999, between AOL and the Company.(3)

 10.36 Common Stock Purchase Warrant, dated October 29, 1999, between AOL and the Registrant.(3)

 10.37   Consulting Agreement dated October 20, 1999 between the Company and
         Marvin Runyon.(3)

 10.38   Amended and Restated Consulting Services Agreement dated November 15,
         1999 between the Company and Marvin Runyon.(4)

 10.39   Offer Letter dated as of October 20, 1999 between the Company and
         Loren E. Smith.(5)

 21.1    Subsidiaries of the Company.(3)
 23.1    Consent of Arthur Andersen LLP.(5)

 23.2    Consent of Moss Adams LLP.(5)
 24.1    Power of Attorney (included on the signature page to this Report).(5)

 27.1    Financial Data Schedule.(5)

--------
(1) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission (the "Commission") on October 29, 1999 (File No. 000-26427).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission (File No. 333-77025).

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission (File No. 333-90115).

(4) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the Commission (File No. 333-91377)

(5)  Filed with the Commission with this Annual Report on Form 10-K.

 +  Confidential treatment requested and received as to certain portions.