Form 10-K405/A
period 1999-12-31
STAMPS COM INC
filed 2000-04-28
CIK 1082923

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

  For the transition period from        to

                       Commission file number 000-26427


                               ----------------

                                Stamps.com Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                       77-0454966
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

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

             Title of each class                           Name of each exchange
             -------------------                           ---------------------
        Common Stock, $.001 par value                    The Nasdaq National Market

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 31, 2000 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $580,000,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by The Nasdaq National Market System on that date). As of March 31, 2000, there were approximately 48,501,045 shares of the registrant's Common Stock issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                STAMPS.COM INC.

          FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART 1..................................................................    1
    ITEM 1.  BUSINESS...................................................     1
    ITEM 2.  PROPERTIES.................................................    22
    ITEM 3.  LEGAL PROCEEDINGS..........................................    22
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    22
 PART II.................................................................   23
    ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS........................................    23
    ITEM 6.  SELECTED FINANCIAL DATA....................................    25
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................    26

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK.......................................................    29
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    29
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    29
 PART III................................................................   30
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    30

    ITEM 11. EXECUTIVE COMPENSATION.....................................    37
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................    45
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    47
 PART IV.................................................................   49
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K...................................................    49

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

Stamps.com Internet Mailing and Shipping Services

   Stamps.com Internet Postage(TM) Service. Our Internet Postage service is approved by the US Postal Service and enables users to print information-based indicia, or electronic stamps, over the Internet and directly onto envelopes, labels or business documents using ordinary laser or inkjet printers. Our service requires no additional hardware to purchase and print postage; the user's existing PC, printer and Internet setup are sufficient. Accessing our service is simple. Our free software can be downloaded from the Internet or installed from a free CD-ROM. After installing the software and completing a brief registration process, customers can purchase and print postage 24 hours a day, seven days a week from their PCs. Customers are charged a monthly convenience fee based on usage of our service. Our technology meets strict US government security standards and our service incorporates US Postal Service-mandated address verification features to enhance the efficiency of mail processing and delivery. In addition, our Internet Postage service is designed to interact with word processing, contact and address management, accounting and corporate applications to stamp letters, invoices, statements, checks and other business documents automatically. On October 22, 1999, we commercially launched our Internet Postage service. As of March 31, 2000, our customer base consisted of over 187,000 users who had downloaded our software and registered for our service.

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

   Non-Mailing and Shipping Services. In addition to our core mailing and shipping services, we continue to evaluate incremental revenue opportunities and derivative applications of our technology and plan to pursue and develop those opportunities with strategic partners and investors. For instance, we announced on November 16, 1999 the formation of a subsidiary, EncrypTix, Inc. to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, we invested $1.0 million and granted EncrypTix a license to our technology in those three specific fields of use. In addition, EncrypTix raised approximately $30 million in private financing from a group of financial and strategic investors that includes Vulcan Ventures, American Express Travel Related Services Company, Inc., Galileo International, GetThere.com, Inc., Loews Cineplex Entertainment Corporation, Mail Boxes Etc. USA, Inc., Mitsubishi International Corporation, Sabre, Inc., SunAmerica Investment Inc. and Tickets.com, Inc. As a result of the financing, we retain almost two-thirds of the economic interest and over 90% of the voting control of EncrypTix. EncrypTix provides highly secure, authenticated online printing technologies for the events, movie, travel and financial service industries. Utilizing many of the proprietary, Internet-based technologies developed by Stamps.com, EncrypTix will enable sellers and distributors of tickets and financial instruments to deliver value-bearing instruments such as tickets, vouchers, boarding passes, checks and gift certificates over the Internet through a customer's existing laser or inkjet printer. Similar to our Internet Postage service, no specialized hardware device is required for the EncrypTix service.

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

   In March 1997, we submitted our letter of intent to join the Information Based Indicia Program. From March 1997 through August 1998, we progressed through the first eight stages of the US Postal Service certification process. On August 24, 1998, the US Postal Service announced that we were approved for beta testing and our Internet Postage service became the first software-based postage solution approved by the US Postal Service for market testing. Between August 24, 1998 and August 9, 1999, we successfully completed the three-phase beta testing required by the US Postal Service's certification process. On August 9, 1999, we became the first software-based Internet postage solution approved for commercial release by the US Postal Service. On October 22, 1999, we launched our service. As of March 31, 2000, our customer base consisted of over 187,000 users who had downloaded our software and registered for our service.

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

3M                ClickAction               Galileo International Jfax             Office Depot.com
ADP               CompUSA                   Half.com              Kinkos           Oxygen
Airborne Express  Concentric Networks       Hewlett-Packard       Lotus            Register.com
AllBusiness.com   Corel                     HotOffice             Mail Boxes, Etc. Seiko Instruments
America Online    DayTimer                  IBM                   Mattel           UPS
Andale            Deluxe Financial Services iGo.com               Merrill Lynch    USOPNet.com
AnyDay.com        Dymo/CoStar               Inc.com               Microsoft        US West
AuctionRover      eBay                      Insight               Mindspring       Westvaco
AuctionWatch      Efax                      Interland             NCR Corporation  Yellow Freight
Bank Of America   ELetter                   Intuit                NetLedger        ZDNet
BigStep           FedEx                     Janna                 Office.com

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

Our Competition

   The market for Internet postage products and services is new and intensely competitive. The US Postal Service approved our software-based Internet postage service and E-Stamp Corporation's hardware-based Internet postage service for commercial release on August 9, 1999. In April 2000, Pitney Bowes announced that its software-based Internet postage product had been approved for commercial release. A third competitor, Neopost, has products available for beta testing.

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

   Pitney Bowes, Inc. Pitney Bowes is the current market leader in the traditional postage meter business and had approximately $4.4 billion in revenues in 1999. Pitney Bowes has developed a product similar to E-Stamp which requires the use of a specialized hardware device for postage transactions. In addition, Pitney Bowes has developed a software-based postage product. On December 15, 1999, Pitney Bowes announced that it had received approval from the US Postal Service to proceed to the third and final phase of beta testing for both its hardware and software products. In April 2000, Pitney Bowes announced that the US Postal Service had approved the commercial launch of Pitney Bowes' software-based product.

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

Our Intellectual Property

   We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and to protect our intellectual property rights in products, services, know-how and information. We have three issued US patents and have filed 38 patent applications in the United States, and one international patent application. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents in the future.

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

   On June 16, 1999, Pitney Bowes filed a patent infringement lawsuit against us. The suit alleges that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents.

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

   Prior to our commercial launch on October 22, 1999, we had not generated any revenues from our operations. Accordingly, we have a limited basis upon which to predict future operating results. We expect that our revenues, margins and operating results will fluctuate significantly due to a variety of factors, many of which are outside of our control. These factors include: (a) the success of the commercial release of our Internet Postage and online shipping services; (b) the costs of defending ourselves in the Pitney Bowes litigation or against other intellectual property claims; (c) the costs of our marketing programs to establish and promote the Stamps.com brand name; (d) the demand for our Internet Postage and shipping services; (e) our ability to develop and maintain strategic distribution relationships; (f) the number, timing and significance of new products or services introduced by both us and our competitors; (g) our ability to develop, market and introduce new and enhanced services on a timely basis; (h) the level of service and price competition; (i) the increases in our operating expenses as we expand operations; (j) US Postal Service regulation and policies and (k) general economic factors.

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

   We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect our rights in our products, services, know-how and information. We have three issued US patents and have filed 38 patent applications in the United States, and one international patent application. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents, trademarks and service marks in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, any of our patents, trademarks or service marks might be held invalid or unenforceable by a court. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents.

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

   The market for Internet postage products and services is new and we expect it to be intensely competitive. At present, E-Stamp has a hardware-based product commercially available and has announced that it begun testing a Web-based product through the Information Based Indicia Program. Pitney Bowes has a software-based product commercially available and has a hardware-based product in beta testing. Neopost Industrie has hardware and software products in beta testing. If any of our competitors, including Pitney Bowes, provide the same or similar service as we provide, our operations could be adversely impacted. See "Business--Competition."

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

US Postal Service regulation may cause disruptions or the discontinuance of our business. Additionally, the US Postal Service could assess fees that would increase the cost of our service and possibly affect the adoption of Internet postage as a new method of mailing.

   We are subject to continued US Postal Service scrutiny and other government regulations. The US Postal Service could change its certification requirements or specifications for Internet postage or revoke the approval of our service at any time. Any changes in requirements or specifications for Internet postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our Internet postage service. For example, the US Postal Service could decide to charge Internet postage vendors fees for the enrollment of each unique customer of the Internet postage product, which would be a cost that we would either absorb or pass through to customers. The US Postal Service has in fact invoiced each Internet postage vendor $8 for each digital certificate required for each consumer of Internet postage to securely print postage. We are currently discussing the necessity of this charge with the US Postal Service. If we are required to pay this per customer charge, the cost of our service could increase and the adoption of Internet postage as a new method of mailing could be adversely affected.

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

   Our ability to provide service in international markets may also be impacted by the export control laws of the United States. Our software technology makes us subject to stronger export controls, and may prevent us from being able to export our products and services. Regulations and standards of the Universal Postal Union and other international bodies may also limit our ability to provide international mail services.

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

ITEM 2. PROPERTIES

   Our corporate headquarters are located in a 90,000 square foot facility in Santa Monica, California under a lease expiring on May 31, 2004. We also have a 14,000 square foot office facility in Irvine, California under a lease expiring in March 2004. Finally, we assumed a lease in the iShip.com acquisition for approximately 21,000 square feet of office space in Bellevue, Washington expiring in August 2004 and have entered into a lease for 76,000 square feet of office space in Bellevue, Washington which expires in March 2009. We believe that our current facilities and other facilities that will be available to us will be adequate to accommodate our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit alleges that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents.

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

                                                                 High    Low
                                                                ------ --------
   Fiscal 1999
     Second Quarter (June 25, 1999 through June 30, 1999)...... $17.50 $  13.25
     Third Quarter............................................. $48.00 $  22.25
     Fourth Quarter............................................ $88.25 $  30.69
   Fiscal 2000
     First Quarter............................................. $47.50 $19.3125
     Second Quarter (through April 26, 2000)................... $16.75 $10.5625

Recent Share Prices

   The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 31, 1999 and (ii) April 26, 2000.

                                                                        Closing
                                                                         Price
                                                                        --------
       December 31, 1999............................................... $ 41.625
       April 26, 2000.................................................. $13.4375

Holders

   As of April 26, 2000, there were 378 stockholders of record and approximately 48,808,413 shares of our common stock issued and outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                  Period from     Period from
                                                January 9, 1998 January 9, 1998
                                    Year ended  (inception) to  (inception) to
                                   December 31,  December 31,    December 31,
                                       1999          1998            1999
                                   ------------ --------------- ---------------
                                                                  (unaudited)
                                      (in thousands, except per share data)
Statement of Operations Data:
Revenues..........................   $    358       $    --        $    358
Loss from operations..............    (58,976)       (4,180)        (63,156)
Net loss..........................    (56,487)       (4,196)        (60,683)
Basic and diluted net loss per
 share............................   $  (2.59)      $ (0.85)       $  (4.50)
Weighted average shares
 outstanding used in basic and
 diluted
 per-share calculation............     21,824         4,956          13,474

                                                              As of December
                                                                   31,
                                                             ----------------
                                                               1999    1998
                                                             -------- -------
                                                              (in thousands)
Balance Sheet Data:
Cash and short-term investments............................. $374,746 $ 3,470
Working capital.............................................  390,357   1,385
Total assets................................................  410,442   4,425
Line of credit, capital lease obligations and other long-
 term liabilities...........................................    1,951   1,473
Total stockholders' equity (deficit)........................  401,598  (3,951)

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

Overview

   We offer a convenient, cost-effective and easy-to-use service for purchasing and printing postage over the Internet. On October 22, 1999, we commercially launched our Internet Postage service. To date, our operating activities have consisted primarily of efforts to promote our brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure and develop our Web site and associated systems used to process customers' orders and payments. As of March 31, 2000, our customer base consisted of over 187,000 users who had downloaded our software and registered for our service.

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

   For Internet Postage, we offer a single service plan to our users. Under this plan, a user purchases postage at cost and is charged a monthly convenience fee based upon how much postage he or she uses during the month. The current plan assesses a convenience fee of 10% of the value of postage printed during a month. The plan has a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99. Convenience fees are calculated and charged at the end of a monthly billing cycle. Although we have established a single pricing plan, we may need to change our pricing plan or add variations to the basic service plan given the lack of an established or proven commercial market for Internet postage. From time to time, we may offer special promotions to attract new customers. Currently, these promotions involve waiving or discounting convenience fees, discounts on supplies offered through Stamps.com's online store, or free postage. We cannot predict the impact of any promotion or pricing plan changes and our ability to generate revenues or achieve profitability could be adversely affected by special promotions or changes to pricing plans. Furthermore, given the lack of an established or proven commercial market, we are unable to quantify the total impact of these promotions on revenue and profitability. See "Risk Factors--We have a history of losses and expect to incur losses in the future and may never achieve profitability."

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

   In November 1999, we formed a subsidiary, EncrypTix, Inc. to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, we invested $1.0 million and granted EncrypTix a license to our technology in those three specific fields of use in exchange for shares of Series A Preferred Stock of EncrypTix. In addition, EncrypTix raised approximately $30 million in a Series B Preferred Stock private financing from a group of financial and strategic investors. EncrypTix will provide highly secure, authenticated online printing technologies for the events, movie, travel and financial service industries. Utilizing many of the proprietary, Internet-based technologies developed by Stamps.com, EncrypTix will enable sellers and distributors of tickets and financial instruments to deliver value-bearing instruments such as tickets, vouchers, boarding passes, checks and gift certificates over the Internet through a customer's existing laser or inkjet printer. Similar to our Internet Postage service, no specialized hardware device is required for the EncrypTix service. As a result of the February 2000 financing, we retain almost two-thirds of the economic interest and over 90% of the voting control of EncrypTix. For financial statement purposes, our interest in EncrypTix will be accounted for by consolidating its results with ours and recording a minority interest in profit, loss and equity.

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

Liquidity and Capital Resources

   As of December 31, 1999 and 1998, we had approximately $374.7 million and $3.5 million in cash and short-term investments, respectively. In June 1999, we completed our initial public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $11.00 per share. The net proceeds from the offering were $10.23 per share, or $58.8 million in the aggregate. In December 1999, we completed a follow-on public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $65.00 per share. Our net proceeds from the offering were $61.83 per share, or $355.5 million in the aggregate. We regularly invest excess funds in short-term money market funds and commercial paper and do not engage in hedging or speculative activities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Our exposure to market rate risk for changes in interest rates related primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short term investments are comprised of U.S. government obligations and public corporate debt securities with maturities of less than one year at the date of purchase. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Stamps.com's financial statements, schedules and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding our executive officers and directors as of April 27, 2000:

           Name           Age                      Position
           ----           ---                      --------
 John M. Payne...........  43 Chairman of the Board and Chief Executive Officer

 Loren E. Smith..........  62 President, Chief Operating Officer and Director

                              Executive Vice President and Chief Financial
 John W. LaValle.........  43 Officer

                              Executive Vice President, Carrier Solutions and
 Stephen M. Teglovic.....  39 Director

 Peter M. Bergman........  41 Executive Vice President and General Manager,
                               Small Business Unit

                              Senior Vice President and General Manager,
 David N. Duckwitz.......  37 Enterprise Unit

                              Senior Vice President and General Manager, E-
 Leesa Kim Parks.........  40 Commerce Unit

 Douglas J. Walner.......  30 Senior Vice President, Business Development

 John M. Dietz...........  39 Senior Vice President, Systems Operations

 William W. Smith........  37 Senior Vice President, Research & Development

 Candelario J. Andalon...  31 Corporate Controller

 Michael A. Zuercher.....  33 Senior Director, Legal Affairs and Secretary

 Mohan P. Ananda.........  54 Director

 David C. Bohnett (1)....  44 Director

 Jeffrey J. Brown (1)....  39 Director

 Thomas H. Bruggere (2)..  54 Director

 Thomas N. Clancy (2)....  42 Director

 John A. Duffy...........  53 Director

 G. Bradford Jones (2)...  45 Director

 Marvin Runyon (1).......  75 Director

 Carolyn M. Ticknor......  52 Director

--------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

   John M. Payne has been our Chairman and Chief Executive Officer since October 1999 and served as our Chief Executive Officer, President and a Director from October 1998 until October 1999. Mr. Payne was a consultant to us from May 1998 to October 1998. From June 1994 to January 1998, Mr. Payne served as the President and Chief Operating Officer and as the President and Chief Executive Officer of Airmedia, Inc., a wireless communications software and service provider. On April 15, 1999, Airmedia filed for Chapter 11 bankruptcy protection. From October 1992 to June 1994, Mr. Payne was the founding Chief Executive Officer of Fingertip Technologies, Inc., a software company. Previously, Mr. Payne co-founded and served as President of two specialty software firms, Financial Microsystems from June 1986 to October 1992, and LoanStar Computer from September 1979 to November 1986. Mr. Payne received his B.A. in Economics from the University of California, Irvine.

   Loren E. Smith has been our President and Chief Operating Officer since October 1999 and has served as a Director since February 1999. Since November 1996, Mr. Smith has been a Principal at Threshold Management, a consulting firm that specializes in strategic growth management for leading businesses in a diverse range of industries. He was also employed as a Principal at Threshold Management from July 1993 to October 1994. From October 1994 to October 1996, he served as the Senior Vice President and Chief Marketing Officer of the US Postal Service. In 1985, Mr. Smith joined Citibank and was responsible for establishing the national marketing organization of its Consumer Services Group. From 1975 to 1995, he founded Threshold Management. Previously, Mr. Smith held various management positions at General Foods Corporation and Colgate Palmolive Co. Mr. Smith received his A.B. in Economics from Albion College and his M.B.A. from the University of Michigan.

   John W. LaValle has been our Chief Financial Officer and Senior Vice President of Operations since September 1998. From September 1998 until November 1999, Mr. LaValle also served as our Secretary. From July 1997 to September 1998, Mr. LaValle served as Chief Financial Officer of Comcore Semiconductor, Inc., a semiconductor manufacturer. From November 1994 to July 1997, he was the Chief Financial Officer of Trikon Technologies, a semiconductor equipment manufacturer. Previously, Mr. LaValle served as the Chief Financial Officer at Superconductor Technologies, a manufacturer of high temperature thin film superconductors used in cellular base station applications from September 1989 to November 1994. From April 1987 to September 1989, he was the Chief Financial Officer of PS Medical, a manufacturer of implantable neurosurgery products. From August 1984 to February 1987, Mr. LaValle served as a senior financial analyst for Chevron Corporation, and from December 1980 to September 1982, he served as a senior analyst for Andersen Consulting. Mr. LaValle received his B.A. in Government from Boston College and his M.B.A. from Harvard University.

   Stephen M. Teglovic has been our Executive Vice President of Carrier Solutions and a Director since March 2000. Prior to joining Stamps.com, Mr. Teglovic was the President and Chief Executive Officer and a director of iShip.com since its founding in May 1997. Before launching iShip.com, from November 1995 to April 1997, Mr. Teglovic served as General Manager of Velleb, Inc., a wholly owned subsidiary of UPS that was responsible for the design and development of UPS Online Professional. Prior to Velleb, from January 1993 to October 1995, Mr. Teglovic served as both vice president of engineering and vice president of consulting for ConnectSoft, Inc., which built custom software systems, primarily for Fortune 1000 companies. Mr. Teglovic previously served in the Airborne Infantry of the United States Army and as a commissioned officer in the California National Guard. Mr. Teglovic received his B.S. in Management Information Systems from California Polytechnic,
San Luis Obispo.

   Peter M. Bergman has been an Executive Vice President and General Manager, Small Business Unit since March 2000. From March 1992 to March 2000, Mr. Bergman was Vice President of Marketing and Customer Care for Canon Computer Systems, Inc. From September 1989 to February 1992, Mr. Bergman was Director of Product Management for Epson America, Inc. From August 1984 to July 1988, Mr. Bergman was Director of Product Management (All Products). From August 1988 to August 1989, Mr. Bergman was Vice President of Consumer Marketing for Print Technology Inc. From April 1983 to July 1984, Mr. Bergman was Product Manager at Atari, Inc. From September 1981 to March 1983, Mr. Bergman served as Assistant Brand Manager and Brand Assistant for Procter and Gamble. Mr. Bergman received his B.A. in Economics from the University of California at Davis, and his M.B.A. in Marketing from the University of Michigan.

   David N. Duckwitz has been a Senior Vice President and General Manager, Enterprise Unit since April 2000. From April 1999 to April 2000, Mr. Duckwitz was Senior Vice President of WorldWide Sales for Linterbiz Supply Chain Group of Computer Associates International, Inc. From April 1996 to March 1999, Mr. Duckwitz was Senior Vice President of Sales for Manufacturing Knowledge Group for Computer Associates International, Inc. From April 1994 to March 1996, Mr. Duckwitz was Division Vice President of Sales for Computer Associates International, Inc. From March 1990 to March 1994, Mr. Duckwitz was Senior Sales Representative for ASK Group, Inc. From November 1986 to February 1990, Mr. Duckwitz was Sales Representative for Hewlett-Packard Company. From June 1985 to October 1986, Mr. Duckwitz was Marketing Representative for Hewlett-Packard Company. Mr. Duckwitz received his B.S. in Computer Information from Polytechnic University.

   Leesa Kim Parks has been a Senior Vice President and General Manager, E-Commerce Unit since February 2000. From January 1999 to February 2000, Ms. Parks was Manager of Marketing and Strategy of the Expedited Package Services Business Unit (E/PS), for the United States Postal Service (USPS). From April 1996 to December 1998, Ms. Parks was Manager of the Tactical Marketing and Sales Development Unit, for the United States Postal Service (USPS). From May 1994 to April 1996, Ms. Parks was Program Manager of Interactive Services, for the United States Postal Service (USPS). From November 1992 to April 1994, Ms. Parks was Program Manager of Philatelic Marketing, for the United States Postal Service (USPS). From October 1989 to November 1992, Ms. Parks was Program Manager of Olympic Marketing, for the United States Postal Service
(USPS). Ms. Parks received her B.A. from Georgia State University.

   Douglas J. Walner has been our Senior Vice President of Business Development since October 1999 and was our Vice President of Business Development from September 1998 to October 1999. From March 1998 to August 1998, Mr. Walner served as a business development and strategic relationship consultant to us. From January 1996 to March 1998, Mr. Walner was the Director of Business Development at CyberMedia, a software company. Mr. Walner served as the Original Equipment Manufacturer Sales Manager at Airmedia, Inc., from April 1994 to January 1996. Prior to 1994, Mr. Walner served as a Program Manager at Mortgage Capital Group/City National Bank. Mr. Walner received his B.A. in History from Tulane University.

   John M. Dietz has been our Senior Vice President, Systems Operations since March 2000. Prior to joining Stamps.com, Mr. Dietz was Vice President of Operations of iShip.com since helping found iShip.com in May 1997 and served as a director of iShip.com from May 1997 to April 1999. From November 1995 to April 1997, Mr. Dietz served as Vice President of Engineering for Velleb, Inc., a wholly owned subsidiary of UPS. While at Velleb, Inc., Mr. Dietz managed the delivery of UPS Online Professional, a PC-based shipping application. Mr. Dietz also served as director of development for ConnectSoft, Inc. from January 1994 to October 1995, where he supervised many projects involving customized software systems, primarily for Fortune 1000 companies. From August 1985 to December, 1993, Mr. Dietz worked at The Boeing Company as a software engineer for the U.S. Government's Strategic Defense Initiative and as a lead software engineer and project manager responsible for developing human factors analysis software. Mr. Dietz holds a B.S. in Computer Science from Texas A&M College of Engineering, as well as a B.S. in Poultry Science from Texas A&M University.

   William W. Smith has been our Senior Vice President, Research & Development since March 2000. Prior to joining Stamps.com, Mr. Smith was Vice President, Engineering of iShip.com since its inception in May 1997 and served as a director of iShip.com from May 1997 to April 1999. From November 1995 to April 1997, Mr. Smith served as Chief Engineer of Velleb, Inc., a wholly owned subsidiary of UPS where he was the primary architect of UPS Online Professional, a PC-based shipping application. Prior to Velleb, Inc., from January 1994 to October 1995, Mr. Smith worked as a Senior Software Engineer for ConnectSoft, Inc., building custom software systems for other companies. From March 1989 to December 1993, Mr. Smith worked as a systems analyst for Boeing Computer Services where he applied his training in human factors to the design of aircraft cockpits. He holds a B.S. in Industrial Engineering from the University of Michigan and an M.S. in Human Factors from Virginia Tech University.

   Candelario J. Andalon has been our Corporate Controller since October 1998. From September 1991 to September 1998, Mr. Andalon served in various capacities at Ernst & Young LLP, most recently as Manager in the firm's Technology, Communications and Entertainment group. Mr. Andalon received his B.S. degree in Accounting from Loyola Marymount University and is a Certified Public Accountant.

   Michael A. Zuercher has been a Senior Director of Legal Affairs since May 1999 and our Secretary since November 1999. From September 1996 to May 1999, Mr. Zuercher was an associate at Brobeck, Phleger & Harrison LLP. From September 1989 to June 1993, Mr. Zuercher was a Contracts Negotiator at Hughes Aircraft Company, an electronics company. Mr. Zuercher received his B.A. in Economics and Political Science from Stanford University and his J.D. from the University of San Francisco.

   Mohan P. Ananda has been a Director since January 1998. Mr. Ananda is a founder and currently serves as the Chief Executive Officer and Chairman of the Board of AmazingHitz.com, Inc., an Internet-based entertainment company. From January 1997 to October 1998, Mr. Ananda served as our Chief Executive Officer. From June 1986 to December 1996, Mr. Ananda was a partner of Ananda & Krause, a law firm. Mr. Ananda also serves on the Board of Directors of other privately-held companies. Mr. Ananda received his B.S. in Engineering from Coimbature Institute of Technology in India, his M.S. in Aeronautics from the California Institute of Technology, his Ph.D. in Astrodynamics and Control from UCLA, and his J.D. from the University of West Los Angeles.

   David C. Bohnett has been a Director since March 1999. Mr. Bohnett is currently the managing member of Baroda Ventures, LLC. Until May 1999, Mr. Bohnett served as Chairman of the Board and Secretary of GeoCities, an Internet company that hosts communities of interest, which he founded in November 1994. From November 1994 to April 1998, Mr. Bohnett also served as GeoCities' Chief Executive Officer and President. From November 1994 to November 1997, Mr. Bohnett also served as GeoCities' Chief Financial Officer. Prior to founding GeoCities, from February 1990 to May 1994, Mr. Bohnett served as Director of Product Marketing at Goal Systems, which merged with LEGENT, a software company. From 1988 to 1990, Mr. Bohnett was Chief Financial Officer of Essential Software, which merged with Goal Systems. Mr. Bohnett also was a director of GeoCities until the company was acquired by Yahoo! in May 1999. Mr. Bohnett serves on the Boards of Directors of NetZero, Inc., an Internet service provider, NCR Corporation, a provider of information technology hardware and software, and several private companies. Mr. Bohnett received his B.S. degree in Business Administration from the University of Southern California and his M.B.A. degree in Finance from the University of Michigan.

   Jeffrey J. Brown has been a Director since February 1998. In June 1993, Mr. Brown founded and, since that time, he has been a director, executive officer and shareholder of Forrest Binkley & Brown Venture Co., the general partner of Forrest Binkley & Brown L.P., and the Managing Partner of SBIC Partners. Mr. Brown is also a founder, director, executive officer and shareholder of Forrest Binkley & Brown Venture Advisor Co., an affiliate of SBIC Partners. From 1987 to 1992, Mr. Brown served in various executive capacities at Security Pacific Venture Capital Group. From April 1992 until June 1993, Mr. Brown acted as Senior Vice President of BankAmerica Venture Capital Group. Mr. Brown is a director of Golden State Vintners, Inc., a supplier of premium bulk wines and wine processing services, and serves on the boards of a number of private companies. Mr. Brown received his B.S. in Mathematics from Willamette University and his M.B.A. from Stanford University.

   Thomas H. Bruggere has been a Director since April 1998 and was our Chairman of the Board of Directors from April 1998 until October 1999. Since 1994, Mr. Bruggere has been a private investor. In 1995 and 1996, Mr. Bruggere was the Democratic Nominee for the US Senate from Oregon. Mr. Bruggere founded Mentor Graphics, an electronic design automation software company, in 1981 and served as its Chief Executive Officer until 1994. Mr. Bruggere also serves on the Board of Directors of Open Market, Inc., a software development company, and several privately-held companies. Mr. Bruggere received his B.S. in Mathematics from UC Santa Barbara, his M.S. in Computer Science from the University of Wisconsin and his M.B.A. from Pepperdine University.

   Thomas N. Clancy has been a Director since February 1998. Mr. Clancy has been a General Partner at Enterprise Partners Venture Capital since October 1999 and was a Venture Partner at Enterprise Partners from February 1997 to October 1999. Prior to joining Enterprise Partners in September 1996, Mr. Clancy was a Partner at Technical Resource Connection, now Perot Systems, a provider of information technology services, from February 1996 to August 1996. Previously, Mr. Clancy served as the Chief Executive Officer at Expersoft from May 1994 to January 1996 and as Vice President of Product Marketing at Expersoft from October 1993 to May 1994. From March 1983 to November 1991, Mr. Clancy worked at Citibank in engineering management and product development. Mr. Clancy serves on the board of a number of private companies. Mr. Clancy received his B.S. in Computer and Systems Engineering from Rensselaer Polytechnic Institute.

   John A. Duffy has beed a Director since March 2000. Mr. Duffy is Senior Vice President of Corporate Strategy for United Parcel Service, Inc. (UPS) and is a member of the UPS management committee, which is responsible for the day-to-day management of that company. Mr. Duffy has served in various roles at UPS since 1970, including corporate international marketing, strategic operations planning and corporate strategy. Mr. Duffy received his B.S. from Boston College, and completed his executive education at Columbia University and at INSEAD at Fountainebleau, France.

   G. Bradford Jones has been a Director since October 1998. Mr. Jones is currently a General Partner at Brentwood Venture Capital, which he joined in 1981, and a Managing Director of Redpoint Ventures, a firm he co-founded in October 1999. Mr. Jones also currently serves on the board of directors of Onyx Acceptance Corporation, a specialized consumer finance company, Interpore International, a medical device company, and ISOCOR, an Internet messaging and directory software developer, Sandpiper Networks, an Internet content management and distribution company, Trading Edge, an Internet-based fixed income securities broker and several privately-held companies. Mr. Jones received his B.S. in Chemistry from Harvard University, his Master degree in Physics from Harvard University and his J.D./M.B.A. from Stanford University.

   Marvin Runyon has been a Director since February 1999. From July 1992 to June 1998, Mr. Runyon served as Postmaster General of the United States. Prior to joining the US Postal Service, he served as Chairman of the Tennessee Valley Authority from 1988 to 1992. From 1980 to 1988, Mr. Runyon was the founding President and CEO of Nissan Motor Manufacturing Corporation U.S.A. Previously, Mr. Runyon spent 37 years at Ford Motor Co., leaving in 1980 with the position of Vice President, Body and Assembly Operations. Mr. Runyon serves as a board member of Genesis Direct, Inc., a specialty retailer. Mr. Runyon received his B.S. from Texas A&M University.

   Carolyn M. Ticknor has served as a Director since July 1999. Ms. Ticknor is currently the President of Hewlett-Packard's Imaging and Printing Systems. Since joining Hewlett-Packard in 1977, Ms. Ticknor has served in various management roles in the Information Networks Division, the Roseville Networks Division and the LaserJet Solutions Group. Prior to joining Hewlett-Packard, Ms. Ticknor worked for Bank of America in computer services from 1971 to 1975. Ms. Ticknor received her B.A. in Psychology from the University of Redlands (Calif.), her M.S. in Industrial Psychology from San Francisco State University and her M.B.A. from Stanford University.

Classified Board of Directors

   Our Board of Directors is divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the board of directors will be elected each year. These provisions, together with the provision of our amended and restated certificate of incorporation, allow the board of directors to fill vacancies of or increase the size of the board of directors, and may deter a stockholder from removing incumbent directors and filling such vacancies with its own nominees in order to gain control of the board.

   Our board has resolved that Messrs. Bohnett, Bruggere, Jones and Teglovic will serve as Class I Directors whose terms expire at the 2000 annual meeting of stockholders. Messrs. Ananda, Clancy, Duffy and Runyon will serve as Class II directors whose terms expire at the 2001 annual meeting of stockholders. Messrs. Brown, Payne, Smith and Ms. Ticknor will serve as Class III directors whose terms expire at the 2002 annual meeting of stockholders.

Board Committees

   The Board has established an Audit Committee to meet with and consider suggestions from members of management and our internal accounting personnel, as well as our independent accountants, concerning our financial operations. The Audit Committee also has the responsibility to review our audited financial statements and consider and recommend the employment of, and approve the fee arrangements with, independent accountants for both audit functions and for advisory and other consulting services. The Audit Committee is currently comprised of Messrs. Runyon, Bohnett and Brown. The Board has also established a Compensation Committee to review and approve the compensation and benefits for our key executive officers, administer our stock purchase, equity incentive and stock option plans and make recommendations to the Board regarding these matters. The Compensation Committee is currently comprised of Messrs. Bruggere, Clancy and Jones.

   The Board has also established a Special Stock Option Committee for the purpose of granting options to non-Section 16 employees and consultants. The Special Stock Option Committee is currently comprised of Messrs. Bruggere, Clancy, Jones and Payne, each of whom are individually authorized to make option grants under our 1999 Stock Incentive Plan.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee consists of Messrs. Bruggere, Clancy and Jones. These individuals have never been employed by us. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Director Compensation and Other Arrangements

   Our directors receive no cash remuneration for serving on the Board of Directors or any board committee.

   Under the Automatic Option Grant Program in effect for our 1999 Stock Incentive Plan (the "1999 Plan"), each individual who joined the Board as a non-employee director at any time after June 24, 1999 received or will receive, at the time of such initial election or appointment, an automatic option grant, to purchase 10,000 shares of common stock, provided such person has not previously been one of our employees. In addition, on the date of each annual stockholders meeting, beginning with the 2000 Annual Meeting, each individual who is to continue to serve as a non-employee Board member, whether or not such individual is standing for re-election at that particular Annual Meeting, will be granted an option to purchase 2,500 shares of Common Stock, provided such individual has not received an option grant under the Automatic Option Grant Program within the preceding six months. Each grant under the Automatic Option Grant Program will have an exercise price per share equal to the fair market value per share of our common stock on the grant date, and will have a maximum term of 10 years, subject to earlier termination should optionee cease to serve as a Board of Directors member.

   Under this Automatic Option Grant Program, Ms. Ticknor received an automatic option grant on July 9, 1999 for 10,000 shares of common stock. The exercise price per share in effect for this option is $32.4375, the fair market value per share on the grant date. Mr. Duffy received an automatic option grant on March 7, 2000 for 10,000 shares of common stock. The exercise price per share in effect for this option is $29.6875, the fair market value per share on the grant date. Each option is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase Stamps.com, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each option grant will vest in a series of thirty-six (36) successive equal monthly installments upon the optionee's completion of each successive thirty-six (36)-month period of Board service over the thirty-six
(36)-month period measured from the grant date.

   In February 1999, Messrs. Runyon and Smith and in March 1999, Mr. Bohnett, were each granted an option to purchase 108,000 shares of common stock. The options were granted at fair market value on the date of grant and vest ratably over three year periods. In April 1999, Messrs. Clancy, Jones and Brown were each granted an option to purchase 36,000 shares of common stock. These options were granted at fair market value on the date of grant and vest in full on the first anniversary of the grant. In addition, directors are reimbursed for all reasonable expenses incurred by them in attending Board and Committee meetings.

   In February 1999, we entered into a three-year consulting agreement with Loren Smith under which he will provide marketing and strategic planning services. Mr. Smith also agreed to serve as a director on our Board of

Directors and to serve as a member on a board committee. In exchange for these services, we compensated Mr. Smith $120,000 per year, and in consideration of his consulting services, granted him an option to purchase 135,000 shares of our common stock at $0.33 per share. This agreement terminated in October 1999 upon Mr. Smith's appointment as our President and Chief Operating Officer. In connection with Mr. Smith's appointment as President and Chief Operating Officer, we granted Mr. Smith an option to purchase 300,000 shares of common stock at an exercise price of $35.625 per share. The options were granted at fair market value and vest over a period of two years.

   On June 21, 1999, we entered into a consulting services agreement with Carolyn Ticknor to provide strategic planning and business development advice, and other consulting services that we may request. In exchange for these services, we granted Ms. Ticknor an option to purchase 10,000 shares of our common stock at an exercise price of $11.00 per share. This consulting agreement expired on October 1, 1999.

   In October 1999, we entered into a three-year consulting agreement with Marvin Runyon under which he will provide strategic planning services. In exchange for these services, we granted Mr. Runyon an option to purchase 36,000 shares of common stock at an exercise price of $35.625 per share. These options were granted at fair market value and vest ratably over a three-year period. In November 1999, this agreement was amended to provide that Mr. Runyon receive $2,000 per day in compensation for any special projects on which we require his services.

   Directors who are also our employees are eligible to receive options and be issued shares of common stock directly under our 1999 Stock Incentive Plan. Non-employee directors will also receive automatic option grants under our 1999 Stock Incentive Plan.

ITEM 11. EXECUTIVE COMPENSATION

   The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal year ended December 31, 1999 by our Chief Executive Officer and each of our other four highest paid executive officers whose total compensation exceeded or would have exceeded $100,000 during 1999 had those officers provided services to us for the entire fiscal year.

                Summary Compensation Table for Fiscal Year 1999

                                                                    Long Term
                                    Annual                         Compensation
                                 Compensation                       Securities
   Name and Principal         ------------------    Other Annual    Underlying     All Other
       Positions         Year Salary($) Bonus($)   Compensation($)  Options(#)  Compensation($)
   ------------------    ---- --------- --------   --------------  ------------ ---------------
John M. Payne........... 1999  234,829   40,000(1)      --               --             --
 Chairman and Chief      1998   27,897      --          --               --         112,800(2)
 Executive Officer
 (October 1998 to
 present)
Loren E. Smith.......... 1999   49,441      --          --           543,000        143,928(3)
 President and Chief     1998      --       --          --               --             --
 Operating Officer
 (October 1999 to
 present)
John W. LaValle......... 1999  162,565      --          --           104,198          1,958(4)
 Executive Vice          1998   42,000      --          --           395,802            --
 President and
 Chief Financial
 Officer
Douglas J. Walner....... 1999  182,084   73,125(1)      --               --           1,350(4)
 Senior Vice President   1998   35,000   25,000         --           366,357          7,434(5)
 of Business
 Development
Michael D. Walther...... 1999  132,275   25,000(1)      --           225,000         31,253(6)
 Senior Vice President,  1998      --       --          --               --             --
 Systems Operations
 (April 1999 to
 March 2000)

-------
(1)  Represents bonus amounts earned in fiscal year 1998 and paid in 1999.

(2) Represents total payments to Mr. Payne for consulting services performed during the period from May 1998 to October 1998.
(3) Represents total payments to Mr. Smith for consulting services performed during the period from February 1999 to October 1999.

(4) Represents contributions to our 401(k) plan which we made on behalf of the named officer to match a portion of his elective deferred contributions to such plan.

(5) Represents total payments to Mr. Walner for consulting services performed during the period from August 1998 to September 1998.

(6) Represents total payments to Mr. Walther for consulting services performed during the period February 1999 to April 1999. Also includes $1,253 of matching funds paid by the Company under the terms of the Company's 401(k) plan.

                 Stock Options Granted During Fiscal Year 1999

   During the fiscal year ended December 31, 1999, we granted options to purchase 4,876,954 shares of common stock. All options were granted at an exercise price equal to the fair market value of our common stock as determined by our Board of Directors on the date of grant or, after the Company's initial public offering in June 1999, based on the closing price on the Nasdaq National Market of our common stock on the date of grant. The exercise price may be paid in cash, check, promissory note, shares of our common stock valued at fair market value on the exercise date or a cashless exercise procedure involving a same-day sale of the purchased shares. The following table indicates information regarding options to purchase common stock granted to our officers listed in the Summary Compensation Table.

                                                                             Potential Realizable
                                                                                   Value at
                                                                             Assumed Annual Rates
                                                                                of Stock Price
                                                                                 Appreciation
                             Individual Grants                                 for Option Term
--------------------------------------------------------------------------- ----------------------
                          Number of     % of Total
                          Securities   Options/SARs
                          Underlying    Granted to   Exercise or
                         Options/SARs   Employees    Base Price  Expiration
          Name           Granted (#)  in Fiscal Year  ($/Sh)(2)     Date      5%($)      10%($)
------------------------ ------------ -------------- ----------- ---------- ---------- -----------
Loren E. Smith..........   135,000         2.8%        $  0.33     02/9/09  $   28,017 $    71,001
                           108,000         2.2            0.33     02/9/09      22,414      56,801
                           300,000         6.2          35.625    10/19/09   6,721,311  17,033,123
John W. LaValle.........   104,198         2.1          35.625    10/19/09   2,334,490   5,916,056
Michael D. Walther......   123,750         2.5            0.33     1/25/09      25,682      65,084
                           101,250         2.1            3.00     3/31/09     191,027     484,099

   The options granted to Messrs. Smith and LaValle for 300,000 and 104,198 shares of common stock, respectively, were granted under our 1999 Stock Incentive Plan. Mr. Smith's remaining options and Mr. Walther's options listed in the table above were granted under our 1998 Stock Plan, which was succeeded by our 1999 Stock Incentive Plan on the date of our initial public offering. Shares underlying Mr. Smith's option to purchase 135,000 shares of common stock vest over a period of four years. Shares underlying Mr. Smith's option to purchase 108,000 shares vest in 36 equal monthly installments from February 10, 1999. Mr. Smith's option to purchase 300,000 shares of common stock vests in 24 equal montly installments from October 20, 1999. Mr. LaValle's option vests in 36 equal monthly installments from October 20, 1999. Shares underlying Mr. Walther's option to purchase 123,750 shares of common stock vest in full on January 26, 2000. Shares underlying Mr. Walther's option to purchase 101,250 shares of common stock vest in 36 equal monthly installments from January 26, 2000. The vesting of each of the options may be accelerated upon a change-in-control in which the options are not assumed by the successor corporation.

   Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. There can be no assurance provided to any executive officer or other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from those option grants which were made with an exercise price equal to the fair market value of the option shares on the grant date.

   The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date. Alternatively, the option may be exercised through a cashless exercise procedure pursuant to which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes. The Compensation Committee may also assist an optionee in the exercise of an option by (i) authorizing a loan from the Company in a principal amount not to exceed the aggregate exercise price plus any tax liability incurred in connection with the exercise or (ii) permitting the optionee to pay the option price in installments over a period of years upon terms established by the Compensation Committee.

            Aggregated Option Exercises and Year-End Option Values

   The following table provides information, with respect to the officers named in the Summary Compensation Table, concerning the exercise of options during the 1999 fiscal year and unexercised options held by them at of the end of that fiscal year.

                                                  Number of      Value of Unexercised
                                                 Unexercised         in-the-Money
                                                 Options/SARs   Options/SARs at FY-End
                            Shares     Value    at FY-End (#)           ($)(2)
                         acquired on  Realized ---------------- ----------------------
          Name           exercise (#)  ($)(1)  Vested  Unvested   Vested    Unvested
          ----           ------------ -------- ------- -------- ---------- -----------
Loren E. Smith..........      --      $    --  110,000 433,000  $3,660,075 $ 8,174,610
John W. LaValle.........    6,500      269,295 116,476 377,024   4,634,368  12,168,265
Douglas J. Walner.......      500       21,184 121,952 243,905   5,067,715  10,135,472
Michael D. Walther......      --           --      --  225,000         --    9,053,212

--------
(1) Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for those shares.

(2) Based upon the market price of $41.625 per share, determined on the basis of the closing selling price per share of Common Stock on the Nasdaq National Market on the last day of the 1999 fiscal year, less the option exercise price payable per share.

           Employment Agreements and Change in Control Arrangements

   John M. Payne has entered into a letter agreement, effective as of October 29, 1998, to serve as our President and Chief Executive Officer. In October 1999, Mr. Payne was appointed to the offices of Chairman of the Board and Chief Executive Officer. Mr. Payne currently receives a base salary in 2000 of $300,000. In addition, we gave Mr. Payne benefits that we make available to our employees in comparable positions, and upon his execution of the letter agreement, we sold 1,500,000 shares of our common stock to him at $0.07 per share, the fair market value on the purchase date. Mr. Payne is an at-will employee and his employment may be terminated at any time by him or by us. If Mr. Payne's employment is constructively terminated or terminated by us without cause, he will be entitled to receive monthly installments of his base salary for six months. After two years of employment, Mr. Payne's severance period will increase to nine months, and after three years of service, the severance period will increase to one year. If Mr. Payne is constructively terminated by us or a successor entity involuntarily within 12 months following a change in control, he will receive the severance payments described above and all of his unvested stock will become immediately vested.

   John W. LaValle entered into a letter agreement, effective as of August 16, 1998, to serve as our Chief Financial Officer and Senior Vice President. In April 2000, Mr. LaValle was appointed an Executive Vice President. Mr. LaValle currently receives a base salary in 2000 of $200,000. In connection with the commencement of his employment, Mr. LaValle was granted an option to purchase 395,802 shares of common stock at $0.07 per share, the fair market value on the grant date. In October 1999, Mr. LaValle was granted an option to purchase 104,198 shares of common stock with an exercise price of $35.625, the fair market value on the grant date. In addition, Mr. LaValle receives standard medical and dental benefits available to our other employees. Mr. LaValle is an at-will employee and his employment can be terminated at any time by him or by us. If Mr. LaValle's employment is constructively terminated or terminated by us or a successor entity within 12 months following a change in control, all of his unvested stock will become immediately vested.

   For purposes of Messrs. Payne and LaValle, "constructive termination" shall occur upon the following:

  .  a relocation without consent;

  .  disability or death;

  . an assignment to a new position that is not commensurate with the individual's seniority and compensation level; or

  .  any reduction in the individual's compensation.

   Loren E. Smith entered into a letter agreement, effective as of October 20, 1999, to serve as our President and Chief Operations Officer. Mr. Smith receives a base salary of $250,000 per year and was granted an option to purchase 300,000 shares of common stock at $35.625 per share, the fair market value on the grant date. In addition, Mr. Smith receives standard medical and dental benefits available to our other employees. Mr. Smith is an at-will employee and his employment can be terminated at any time by him or by us. If Mr. Smith's employment is constructively terminated or terminated by us or a successor entity within 18 months following a change in control, all of his unvested stock will become immediately vested under the special change in control protections afforded all of our employees.

   Douglas J. Walner is subject to an agreement which partially accelerates the vesting of his options upon a change in control and his subsequent termination.

   In April 1999, we amended our 1998 Stock Plan to adopt a change in control provision. As a result of this provision, should any optionee have his or her service involuntarily terminated within 18 months following a change in control in which his or her options are assumed by the successor corporation and do not otherwise accelerate at that time, then those options will accelerate and become fully exercisable for all of the option shares as fully-vested shares of common stock upon an involuntary termination. A "change in control" under the 1998 Stock Plan is defined as a merger or consolidation in which securities possessing more than 50% of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held those securities immediately prior to the transaction, or the sale, transfer or other disposition of all or substantially all of our assets in complete liquidation or dissolution of us. "Involuntary Termination" is defined under the 1998 Stock Plan as the optionee's involuntary dismissal or discharge by us for reasons other than misconduct, or the optionee's voluntary resignation following:

  . a change in his or her position with us which materially reduces his or her responsibilities;

  .  a reduction in his or her level of compensation by more than 15%; or

  . a relocation of the optionee's place of employment by more than 50 miles, and this change, reduction or relocation is effected by us without the optionee's consent.

   Our 1999 Stock Incentive Plan is a successor plan to our 1998 Stock Plan, and includes change in control provisions which may result in the accelerated vesting of outstanding option grants and stock issuances.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee of the Company's Board of Directors currently consists of Messrs. Bruggere, Clancy and Jones. None of these individuals was an officer or employee of the Company at any time during the 1999 Fiscal Year or at any other time.

   No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Board Compensation Committee Report on Executive Compensation

   It is the duty of the Compensation Committee to review and determine the salaries and bonuses of executive officers of the Company, including the Chief Executive Officer, and to establish the general compensation policies for such individuals. The Compensation Committee also has the sole and exclusive authority to make discretionary option grants to the Company's executive officers under the Company's 1999 Stock Incentive Plan.

   The Compensation Committee believes that the compensation programs for the Company's executive officers should reflect the Company's performance and the value created for the Company's stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company and should reward individual contribution to the Company's success. The Company is engaged in a very competitive industry, and the Company's success depends upon its ability to attract and retain qualified executives through the competitive compensation packages it offers to such individuals.

   General Compensation Policy. The Compensation Committee's policy is to provide the Company's executive officers with compensation opportunities which are based upon their personal performance, the financial performance of the Company and their contribution to that performance and which are competitive enough to attract and retain highly skilled individuals. Each executive officer's compensation package is comprised of three elements: (i) base salary that is competitive with the market and reflects individual performance, (ii) annual variable performance awards payable in cash and tied to the Company's achievement of annual financial and other performance goals and (iii) long-term stock-based incentive awards designed to strengthen the mutuality of interests between the executive officers and the Company's stockholders. As an officer's level of responsibility increases, a greater proportion of his or her total compensation will be dependent upon the Company's financial performance and stock price appreciation rather than base salary.

   The Company utilizes the services of an independent compensation consulting firm to advise the Committee as to how the Company's executive compensation levels compare to those of companies within and outside of the industry.

   Factors. The principal factors that were taken into account in establishing each executive officer's compensation package for the 1999 fiscal year are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years.

   Base Salary. In setting base salaries, the Compensation Committee reviewed published compensation survey data for its industry. The Committee also identified a group of companies for comparative compensation purposes for which it reviewed detailed compensation data incorporated into their proxy statements. This group was comprised of 23 companies. The base salary for each officer reflects the salary levels for comparable positions in the published surveys and the comparative group of companies, as well as the individual's personal performance and internal alignment considerations. The relative weight given to each factor varies with each individual in the sole discretion of the Compensation Committee. Each executive officer's base salary is adjusted each year on the basis of (i) the Compensation Committee's evaluation of the officer's personal performance for the year and (ii) the competitive marketplace for persons in comparable positions. The Company's performance and profitability may also be a factor in determining the base salaries of executive officers. For the 1999 fiscal year, the base salary of the Company's executive officers ranged from the 50th percentile to the 85th percentile of the base salary levels in effect for comparable positions in the surveyed compensation data.

   Annual Incentives. For the 1999 fiscal year, the annual incentive bonus for the Chief Executive Officer was based on the actual financial performance of the Company in comparison to the Company's business plan, with additional consideration given to bonus ranges for chief executive officers indicated in the surveyed compensation data. The other executive officers of the Company were also awarded annual incentive bonuses on the basis of the Company's performance to plan, with additional consideration given to attainment of individual goals and bonus ranges for comparable positions indicated in the surveyed compensation data. Based on the Company's performance for fiscal year 1999, bonuses were awarded to the executive officers named in the Summary Compensation Table in the indicated amounts. For future fiscal years, the annual incentive bonuses for executive officers will be based upon management incentive plans that have been adopted for the 2000 fiscal year. The bonuses will be based substantially on the Company's financial performance, including achievement of revenue and customer acquisition goals and meeting cost objectives. Additional consideration may be given for attainment of individual goals.

   Long Term Incentives. Generally, stock option grants will be considered annually by the Compensation Committee for each of the Company's executive officers, as appropriate. Each grant made is designed to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the officer to acquire shares of the Company's Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to ten years). Each option becomes exercisable in a series of installments over a 3 to 4-year period, contingent upon the officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if he or she remains employed by the Company during the vesting period, and then only if the market price of the shares appreciates over the option term.

   The size of the option grant to each executive officer, including the Chief Executive Officer, is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual's current position with the Company, the individual's personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual. The Compensation Committee has established certain guidelines with respect to the option grants made to the executive officers, but has the flexibility to make adjustments to those guidelines at its discretion.

   CEO Compensation. In setting the total compensation payable to the Company's Chief Executive Officer for the 1999 fiscal year, the Compensation Committee sought to make that compensation competitive with the compensation paid to the chief executive officers of the companies in the surveyed group, while at the same time assuring that a significant percentage of compensation was tied to Company performance and stock price appreciation.

   The Compensation Committee adjusted Mr. Payne's base salary for the 1999 fiscal year in recognition of his personal performance and with the objective of maintaining his base salary at a competitive level when compared with the base salary levels in effect for similarly situated chief executive officers. With respect to Mr. Payne's base salary, it is the Compensation Committee's intent to provide him with a level of stability and certainty each year and not have this particular component of compensation affected to any significant degree by Company performance factors. For the 1999 fiscal year, Mr. Payne's base salary was approximately at the median of the base salary levels of other chief executive officers at the surveyed companies.

   The remaining components of Mr. Payne's 1999 fiscal year compensation, however, were primarily dependent upon corporate performance. Mr. Payne was eligible for a cash bonus for the 1999 fiscal year conditioned on the Company's attainment of commercial launch of its Internet Postage service, the completion of financings necessary to fund the Company's growth and the achievement of other business objectives. Additional consideration to be given to individual business plan objectives. A $150,000 bonus was paid to him in the first quarter of 2000 for fiscal 1999 because the Company attained these goals. No stock option grants were made to Mr. Payne in fiscal 1999 as the committee believed his existing equity ownership in the Company provided adequate incentive for future performance.

   Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based. Non-performance based compensation paid to the Company's executive officers for the 1999 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company's executive officers for fiscal 1999 will exceed that limit. The Company's 1999 Stock Incentive

Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. Because it is unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Compensation Committee will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

   It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company's performance and the interests of the Company's stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

   Submitted by the Compensation Committee of the Company's Board of
Directors:

                                          Thomas H. Bruggere
                                          Thomas N. Clancy
                                          G. Bradford Jones

Stock Performance Graph

   The following line graph compares the cumulative total return to stockholders of the Company's Common Stock from June 25, 1999 (the date of the Company's initial public offering) to December 31, 1999 to the cumulative total return over such period of (i) Nasdaq US Index and (ii) a peer group consisting of Pitney Bowes, a postage and other business services provider that has a product line that competes directly with the Company's products. The Company's other primary competitor, E-Stamp, is not included in the data because no public market existed in E-Stamp's common stock at the time of the Company's initial public offering. The graph assumes that $100 was invested on June 25, 1999 in the Company's common stock at its initial public offering price of $11.00 per share and in each of the other two indices and the reinvestment of all dividends, if any.

   The information contained in the Performance Graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

                        PERFORMANCE GRAPH APPEARS HERE

                                INDEXED RETURNS
                                 MONTHS ENDING

                                       COMPANY/INDEX
                                            NASDAQ
                         STAMPS.COM INC     US INDEX    PEER GROUP
                         --------------     ---------   ----------
Base Period-25Jun99      100.00             100.00      100.00
Jun99                    118.39             105.07      101.58
Sep99                    235.10             107.46       96.76
Dec99                    281.61             155.09       77.12

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 31, 2000, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee for director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation and Related Information section of this Proxy Statement and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, Stamps.com Inc., 3420 Ocean Park Boulevard, Suite 1040, Santa Monica, California 90405. Percentage of ownership is based on 48,501,045 shares of Common Stock issued and outstanding on March 31, 2000. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after March 31, 2000 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

                                                      Number of   Percentages
                                                        Shares     of Shares
                                                     Beneficially Beneficially
              Name of Beneficial Owner                  Owned        Owned
              ------------------------               ------------ ------------
Named executive officers and directors:

  G. Bradford Jones (1) ............................   4,376,186       9.0%

  Jeffrey J. Brown (2) .............................   4,373,448       9.0%

  Thomas N. Clancy (3) .............................   3,592,448       7.4%

  Mohan P. Ananda (4) ..............................   2,084,095       4.3%

  John M. Payne (5) ................................   1,712,100       3.5%

  Thomas H. Bruggere (6) ...........................     488,475       1.0%

  John W. LaValle (7) ..............................     416,062         *

  Stephen M. Teglovic (8) ..........................     362,298         *

  Douglas J. Walner (9) ............................     357,557         *

  Loren E. Smith (10) ..............................     319,500         *

  Michael D. Walther (11) ..........................     202,200         *

  David C. Bohnett .................................     179,193         *

  Marvin Runyon (12) ...............................     138,631         *

  Carolyn M. Ticknor (13) ..........................      20,000         *

  John A. Duffy (14) ...............................      10,000         *

Other 5% Stockholders:

  Brentwood Venture Capital (15)
  11150 Santa Monica Blvd., Suite 1200
  Los Angeles, CA 90025 ............................   4,340,186       9.0%

  SBIC Partners, L.P.
  201 Main Street, Suite 2302
  Fort Worth, TX 76201..............................   4,337,448       8.9%

  Enterprise Partners IV, L.P. (16)
  5000 Birch Street, Suite 6200
  Newport Beach, CA 92660 ..........................   3,546,448       7.3%

All directors and executive officers as a group (20
 people) (17) ......................................  19,496,426      39.0%

--------
  * Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

 (1) Includes 4,163,690 shares and 173,496 shares held by Brentwood Associates VIII, L.P. and Brentwood Affiliates Fund, L.P., respectively. G. Bradford Jones is a General Partner at Brentwood Venture Capital, the general partner of Brentwood Associates VIII, L.P. and Brentwood Affiliates Fund, L.P. Mr. Jones disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 36,000 shares subject to options, all of which are presently exercisable within 60 days from March 31, 2000.

 (2) Includes 4,337,448 shares held by SBIC Partners, L.P. Jeffrey J. Brown is a director and executive officer of Forrest Binkley & Brown Venture Co., the general partner of Forrest Binkley & Brown L.P., the Managing Partner of SBIC Partners. Mr. Brown disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 36,000 shares subject to options, all of which are presently exercisable within 60 days from March 31, 2000.

 (3) Includes 3,262,731 shares and 283,717 shares held by Enterprise Partners IV, L.P. and Enterprise Partners IV Associates, L.P. respectively. Thomas
     N. Clancy is a General Partner at Enterprise Partners Venture Capital, the general partner of Enterprise Partners IV, L.P. and Enterprise Partners IV Associates, L.P. Mr. Clancy disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 10,000 shares of common stock and 36,000 shares to options, all of which are presently exercisable within 60 days from March 31, 2000.

 (4) Includes 240,000 shares held in trust for the benefit of Mr. Ananda's family.

 (5) Includes 75,000 shares held in trust for the benefit of Mr. Payne's family. Includes 25,000 shares subject to options, all of which are presently exercisable within 60 days from March 31, 2000. Does not include 25,000 shares subject to options, none of which are presently exercisable or will be exercisable within 60 days of March 31, 2000.

 (6) Includes 75,000 shares held in trust for the benefit of his children as to which Mr. Bruggere disclaims beneficial ownership.

 (7) Includes 409,562 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 31, 2000. Does not include 83,938 shares subject to options, none of which are presently exercisable or will be exercisable within 60 days from March 31, 2000.

 (8) Includes 45,091 shares held by the Steve and Pam Teglovic LLC.

 (9) Includes 340,857 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 31, 2000.

(10) Includes 318,000 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 31, 2000. Does not include 225,000 shares subject to options, none of which are presently exercisable or will be exercisable within 60 days of March 31, 2000.

(11) Includes 195,000 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 31, 2000.

(12) Includes 4,800 shares held by Mr. Runyon's wife. Includes 79,000 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 31, 2000. Does not include 29,000 shares subject to options, none of which are presently exercisable or will be exercisable within 60 days of March 31, 2000.

(13) Includes 20,000 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 31, 2000.

(14) Includes 10,000 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 31, 2000.

(15) Includes 4,163,690 shares and 173,496 shares held by Brentwood Associates VIII, L.P. and Brentwood Affiliates Fund, L.P., respectively.

(16) Includes 3,262,731 shares and 283,717 held by Enterprise Partners IV, L.P. and Enterprise Partners IV Associates, L.P., respectively.

(17) Includes 1,511,919 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days of March 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Mr. Payne

   John M. Payne, our Chairman and Chief Executive Officer, purchased 1,500,000 shares of common stock in November 1998 for a purchase price of $100,000, which amount includes a note payable to Stamps.com for $99,000.

   We paid Mr. Payne $112,800 for consulting services he rendered to us between May 1998 and October 1998.

   In February 2000, Mr. Payne purchased 187,000 shares of our common stock on the open market for an aggregate purchase price of approximately $6.0 million. The shares were purchased on margin by Mr. Payne and the margin account was secured by a pledge of 1,467,500 shares of our common stock held by Mr. Payne. In April 2000, we agreed to guarantee Mr. Payne's margin account in the event the value of the shares pledged becomes insufficient collateral to secure the indebtedness outstanding under the margin account. Our guarantee is in the form of a single-purpose line of credit extended to Mr. Payne which will have a balance due to us to the extent the value of the pledged shares is insufficient collateral to secure indebtedness outstanding under the margin account. This line of credit is secured by all of Mr. Payne's assets.

Transactions with Mr. Ananda

   Mohan Ananda, a member of our board of directors, purchased 2,172,595 shares of common stock in January 1998 for a total purchase price of $28,968. As payment of the purchase price, Mr. Ananda assigned to us intellectual property rights in his inventions developed for us and received a license back from us to use those intellectual property rights in a restricted field of use.

   We paid $61,000 in March 1998 to Safeware Corporation for employee salary and patent prosecution expenses incurred on our behalf to attain patents for us. These patent prosecution expenses consisted primarily of fees paid to patent counsel and fees paid to the US Patent and Trademark Office. Mr. Ananda is the majority shareholder in Safeware Corporation. We also reimbursed Mr. Ananda for approximately $20,000 for expenses incurred on our behalf.

   Under our previous agreements with Mr. Ananda, we own all of the intellectual property developed by Mr. Ananda during the course of his employment and all of the intellectual property he developed for us before his formal employment began. Mr. Ananda resigned as our Chief Executive Officer on January 1, 1999. In May 1999, we entered into a separation agreement and a license agreement with Mr. Ananda to formalize his resignation and to redefine his intellectual property rights relative to us. The new license agreement reaffirmed our ownership of the intellectual property invented by Mr. Ananda. In addition, the license agreement clarified and narrowed Mr. Ananda's field of use restrictions to limit his license to a few narrowly defined electronic commerce applications that do not compete with our Internet postage service.

Consulting Services

   In February 1999, we entered into a three-year consulting agreement with Loren Smith under which he will provide marketing and strategic planning services. Mr. Smith also agreed to serve as a director on our Board of Directors and to serve as a member on a board committee. In exchange for these services, we compensated Mr. Smith $120,000 per year, and in consideration of his consulting services, granted him an option to purchase 135,000 shares of our common stock at $0.33 per share. This agreement terminated in October 1999 upon Mr. Smith's appointment as our President and Chief Operating Officer. In connection with Mr. Smith's appointment as President and Chief Operating Officer, we granted Mr. Smith an option to purchase 300,000 shares of common stock. The options were granted at fair market value and vest over a period of two years.

   On June 21, 1999, we entered into a consulting services agreement with Carolyn Ticknor, a director, to provide strategic planning and business development advice, and other consulting services that we may request. In exchange for these services, we granted Ms. Ticknor an option to purchase 10,000 shares of our common stock at an exercise price of $11.00 per share. This consulting agreement expired on October 1, 1999.

   In October 1999, we entered into a three-year consulting agreement with Marvin Runyon, a director, under which he will provide strategic planning services. In exchange for these services, we granted Mr. Runyon an option to purchase 36,000 shares of common stock. These options were granted at fair market value and vest ratably over a three-year period. In November 1999, this agreement was amended to provide that Mr. Runyon receive $2,000 per day in compensation for any special projects on which we require his services.

EncrypTix Investment

   In November 1999, the Company formed a subsidiary, EncrypTix, Inc., to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, the Company invested $1.0 million and granted EncrypTix a license to its technology in those three specific fields of use in exchange for shares of Series A Preferred Stock of EncrypTix. In addition, EncrypTix raised approximately $30 million in a Series B Preferred Stock financing from a group of financial and strategic investors that includes Vulcan Ventures, American Express Travel Related Services Company, Inc., Galileo International, GetThere.com, Inc., Loews Cineplex Entertainment Corporation, Mail Boxes Etc. USA, Inc., Mitsubishi International Corporation, Sabre, Inc., SunAmerica Investment Inc. and Tickets.com, Inc. The price per share of the Series B Preferred Stock was $7.45, which price was negotiated in an arm's-length transaction between EncrypTix and the third party investors. As a result of the Series B Preferred Stock financing, the Company retains almost two-thirds of the economic interest and over 90% of the voting control of EncrypTix through the ownership of all of the outstanding Series A Preferred Stock of EncrypTix. The Series A Preferred Stock has supermajority voting rights so as to preserve at least 80% of the voting control of EncrypTix for the Company.

   In March 2000, the Company's directors and executive officers, with the exception Messrs. Duffy and Jones, purchased an aggregate of 232,884 shares of Series B Preferred Stock of EncrypTix at $7.45 per share, the same price per share paid by the third-party investors in EncrypTix. All of the foregoing shares purchased by the individual directors and executive officers has been paid in full with cash.

Indemnification of Directors and Officers

   In addition to the indemnification provisions contained in our Certificate of Incorporation and Bylaws, we have entered into separate indemnification agreements with each of our directors and officers. These agreements require Stamps.com, among other things, to indemnify such director or officer against expenses (including attorneys' fees), judgments, fines and settlements (collectively, "Liabilities") paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of Stamps.com (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

   All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

 10.20+  Distributor Agreement, dated January 15, 1999, between the Company and
         Office Depot, Inc.(2)

 10.21+  Distributor Agreement, dated March 31, 1999, between the Company and
         Seiko Instruments USA, Inc.(2)

 10.22+  Distributor Agreement, dated March 30, 1999, between the Company and
         Avery Dennison Office Products Company.(2)

 10.23+  Distributor Agreement, dated March 11, 1999, between the Company and
         Dymo-Costar Corporation.(2)

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.37   Consulting Agreement dated October 20, 1999 between the Company and
         Marvin Runyon.(3)

 10.38   Amended and Restated Consulting Services Agreement dated November 15,
         1999 between the Company and Marvin Runyon.(4)

 10.39   Employment Offer Letter dated as of October 20, 1999 between the
         Company and Loren E. Smith.(5)

 21.1    Subsidiaries of the Company.(3)

 23.1    Consent of Arthur Andersen LLP.(6)

 23.2    Consent of Moss Adams LLP.(6)

 24.1    Power of Attorney.(5)

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission (File No. 333-77025).

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission (File No. 333-90115).

(4) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the Commission (File No. 333-91377).

(5) Filed with the Commission with the Company's Annual Report on Form 10-K on March 30, 2000 (File No. 000-26427).

(6)  Filed with the Commission with this Annual Report on Form 10-K/A.

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

                                          /s/ Arthur Andersen LLP

Los Angeles, California
January 19, 2000

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                                                              (In thousands,
                                                                except par
                                                                  value)
                           Assets

Current assets:
  Cash and short-term investments........................... $374,746  $ 3,470
  Accounts receivable.......................................      134       --
  Prepaid advertising.......................................   21,530       --
  Other prepaid expenses....................................    2,353       48
                                                             --------  -------
Total current assets........................................  398,763    3,518
Property and equipment, net.................................    9,702      670
Other assets, net...........................................    1,977      237
                                                             --------  -------
Total assets................................................ $410,442  $ 4,425
                                                             ========  =======

            Liabilities and Stockholders' Equity

Current liabilities:
  Line of credit............................................ $  1,000  $ 1,000
  Accounts payable..........................................    2,707      392
  Accrued expenses..........................................    2,465      192
  Accrued payroll and related...............................    1,389      141
  Accrued professional......................................      150      200
  Deferred revenue..........................................      182       --
  Current portion of capital lease obligations..............      513      208
                                                             --------  -------
Total current liabilities...................................    8,406    2,133
Capital lease obligations, less current portion.............      438      265
Commitments and contingencies (See Note 2 and 5)
  Redeemable preferred stock, $.001 par value (Series A, B &
   C):......................................................       --    5,978
    Authorized shares none in 1999 and 10,000 in 1998.......
    Issued and outstanding none in 1999 and 9,783 in 1998...
Stockholders' equity (deficit):
  Preferred stock, $.001 par value:.........................       --       --
    Authorized shares 5,000 in 1999 and none in 1998........
    Issued and outstanding none in 1999 and 1998............
  Common stock, $.001 par value:............................       42        7
    Authorized shares 95,000 in 1999 and 20,000 in 1998.....
    Issued shares 41,689 and outstanding shares 40,985 in
     1999; Issued and outstanding shares 6,901 in 1998......
  Additional paid-in capital................................  472,714    1,438
  Notes receivable from stock sales.........................     (101)    (117)
  Deferred compensation.....................................   (9,435)  (1,083)
  Deficit accumulated during the development stage..........  (60,683)  (4,196)
  Treasury stock at cost (705 outstanding)..................     (939)      --
                                                             --------  -------
Total stockholders' equity (deficit)........................  401,598   (3,951)
                                                             --------  -------
Total liabilities and stockholders' equity (deficit)........ $410,442  $ 4,425
                                                             ========  =======

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

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes the Company's cash and short-term investments as of December 31 (in thousands):

                                                                  1999    1998
                                                                -------- ------
   Cash and equivalents:
     Cash...................................................... $  5,691 $  261
     Commercial paper..........................................  187,948     --
     Money market..............................................  113,974  1,705
     Corporate notes...........................................   10,069     --
     U.S. Government and agency securities.....................    8,488     --
     Certificates of deposit...................................      650     --
                                                                -------- ------
       Cash and equivalents....................................  326,820  1,966
   Short-term investments:
     Corporate notes and bonds.................................   23,108     --
     Commercial paper..........................................   17,636  1,504
     U.S. Government and agency securities.....................    7,182     --
                                                                -------- ------
       Short-term investments..................................   47,926  1,504
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

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                   Period from     Period from
                                                 January 9, 1998 January 9, 1998
                               Fiscal Year Ended (inception) to  (inception) to
                                 December 31,     December 31,    December 31,
                                     1999             1998            1999
                               ----------------- --------------- ---------------
   Net loss..................      $(56,487)         $(4,196)       $(60,683)
   Weighted average common
    shares used to compute
    basic net loss per
    share....................        21,824            4,956          13,474
   Effect of dilutive
    securities...............           --               --              --
                                   --------          -------        --------
   Weighted average common
    shares used to compute
    dilutive net loss per
    share....................        21,824            4,956          13,474
                                   ========          =======        ========
   Basic and diluted net loss
    per share................      $  (2.59)         $ (0.85)       $  (4.50)
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

2. Legal Proceedings

   On June 16, 1999, Pitney Bowes filed a patent infringement lawsuit against the Company. The suit alleges that the Company is infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. The Company answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of the Company's competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents.

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

                                STAMPS.COM INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3. Line of Credit

   On May 1, 1998, the Company entered into a credit line agreement with a lender. The initial $300,000 borrowing base was increased to $1 million based on the Company's net equity balance, as defined, through December 31, 1998. Borrowings bear interest at the lender's prime rate plus 1% (9.5% at December 31, 1999) and are collateralized by certain of the Company's assets. The credit line agreement matures on January 31, 2000.

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

                                                                1999     1998
                                                              --------  -------
   Deferred tax assets (liabilities):
     Net operating loss carryforwards........................ $ 19,243  $   537
     Research credits........................................      527      150
     Depreciation............................................     (389)     (28)
     Capitalized start-up costs..............................    2,993      988
     Accruals................................................      141       46
                                                              --------  -------
   Total deferred tax assets.................................   22,515    1,693
   Valuation allowance.......................................  (22,515)  (1,693)
                                                              --------  -------
   Net deferred tax assets................................... $    --   $   --
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

                                                                    1999  1998
                                                                    ----- -----
   Current
     Federal....................................................... $ --  $ --
     State.........................................................     1     1
                                                                    ----- -----
                                                                        1     1
   Deferred........................................................   --    --
                                                                    ----- -----
     Provision for income taxes.................................... $   1 $   1
                                                                    ===== =====

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
                                                             ========  =======

5. Commitments

 Capital and Operating Leases

   The Company leases certain equipment under capital lease arrangements expiring on various dates through 2002. Included in property and equipment are the following assets held under capital lease at December 31 (in thousands):

                                                                    1999   1998
                                                                   ------  ----
   Computer equipment............................................  $1,297  $555
   Accumulated amortization......................................    (303)  (58)
                                                                   ------  ----
                                                                   $  994  $497
                                                                   ======  ====

   Following is a schedule of future minimum lease payments under capital leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 (in thousands):

                                                           Capital   Operating
                                                           --------  ---------
   Years ending December 31:
     2000................................................. $    578   $  943
     2001.................................................      353    1,023
     2002.................................................      108    1,065
     2003.................................................      --     1,112
     2004.................................................      --       472
                                                           --------   ------
                                                              1,039   $4,615
                                                                      ======
   Less amount representing interest......................      (88)
                                                           --------
   Present value of net minimum lease payments ($513
    payable currently).................................... $    951
                                                           ========

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

   Options granted under the 1999 Plan vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. During 1999 and 1998, the Company issued options to purchase 4,876,954 and 2,347,471 shares of common stock, respectively, at prices which included approximately $11,995,000 of a compensation element in 1999 and $600,000 in 1998. The total of $12,595,000 is being recognized as expense over the vesting periods of the related options and has been presented as a reduction of stockholders' equity (deficit) in the accompanying balance sheets. The current year amortization of deferred compensation expense of $5,708,000 is included as a general and administrative expense.

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
                                                       ======    =====   ======

   The following tables summarize information concerning outstanding and exercisable options at December 31, 1999 (in thousands, except number of years and per share amounts):

                                 Options Outstanding        Options Exercisable
                           -------------------------------- -------------------
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

10. Quarterly Information (unaudited)

                                                     Quarter ended
                                           -------------------------------------
                                            March    June    September  December
                                           -------  -------  ---------  --------
                                            (in thousands, except per share
                                                         data)
   Fiscal Year 1999:
   Revenues..............................  $   --   $   --   $    --    $    358
   Loss from operations..................   (3,688)  (6,069)  (14,424)   (34,796)
   Net loss..............................   (3,686)  (5,719)  (13,698)   (33,384)
   Basic and diluted net loss per share..  $ (0.53) $ (0.66) $  (0.40)  $  (0.91)
   Weighted average shares outstanding
    used in basic and diluted per-share
    calculation..........................    6,901    8,692    34,102     36,611

                                                     Quarter ended
                                           -------------------------------------
                                            March    June    September  December
                                           -------  -------  ---------  --------
                                            (in thousands, except per share
                                                         data)
   Fiscal Year 1998:
   Revenues..............................  $   --   $   --   $    --    $    --
   Loss from operations..................     (363)    (504)     (806)    (2,506)
   Net loss..............................     (363)    (504)     (809)    (2,520)
   Basic and diluted net loss per share..  $ (0.09) $ (0.10) $  (0.17)  $  (0.44)
   Weighted average shares outstanding
    used in basic and diluted per-share
    calculation..........................    4,241    4,898     4,898      5,788

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

                                          /s/ Moss Adams LLP

Seattle, Washington
March 15, 2000
                                iSHIP.COM, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET

                           DECEMBER 31, 1998 AND 1999

                                     ASSETS

                                                         1998         1999
                                                      -----------  -----------
CURRENT ASSETS
  Cash and cash equivalents.......................... $   386,384  $ 2,069,704
  Investments........................................     990,676           --
  Prepaid expenses and other.........................      12,516      271,073
                                                      -----------  -----------
    Total current assets.............................   1,389,576    2,340,777
                                                      -----------  -----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net............     237,094    6,416,577
                                                      -----------  -----------
                                                       $1,626,670  $ 8,757,354
                                                      ===========  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable................................... $    42,320  $ 1,160,902
  Accrued liabilities................................      19,514      189,457
  Current portion of notes payable...................       7,200      634,210
  Current portion of capital lease obligations.......      48,900    3,141,986
                                                      -----------  -----------
    Total current liabilities........................     117,934    5,126,555
                                                      -----------  -----------
LONG-TERM LIABILITIES
  Notes payable, net of current portion..............      79,218    1,419,857
  Capital lease obligations, net of current portion..      79,486       28,307
  Deferred officers' compensation....................     168,750           --
  Deferred rent payable..............................      50,845      111,859
                                                      -----------  -----------
    Total long-term liabilities......................     378,299    1,560,023
                                                      -----------  -----------
COMMITMENTS (Note 6)
STOCKHOLDERS' EQUITY
  Series A Preferred stock, $.0005 par value,
   8,986,668 shares authorized, issued and
   outstanding; liquidation preference of
   $3,370,001........................................       4,493        4,493
  Series B Preferred stock, $.0005 par value,
   12,800,000 shares authorized, shares issued and
   outstanding; none at December 31, 1998 10,133,334
   at December 31, 1999, liquidation preference of
   $7,600,000 at December 31, 1999...................         --         5,067
  Common stock, $0.0005 par value, 60,000,000 shares
   authorized, shares issued and outstanding;
   6,543,448 at December 31, 1998, and 7,562,519 at
   December 31, 1999.................................       3,272        3,782
  Additional paid-in capital.........................   3,583,605   20,943,534
  Deferred compensation..............................    (169,213)  (8,305,570)
  Deficit accumulated during the development stage...  (2,291,720) (10,580,530)
                                                      -----------  -----------
    Total stockholders' equity.......................   1,130,437    2,070,776
                                                      -----------  -----------
                                                      $ 1,626,670  $ 8,757,354
                                                      ===========  ===========

                            See accompanying notes.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS

                           Period from                               Period from
                            Inception                                 Inception
                         (May 27, 1997)  Year Ended December 31,   (May 27, 1997)
                         to December 31, ------------------------  to December 31,
                              1997          1998         1999           1999
                         ---------------    ----         ----      ---------------
REVENUES................    $     --     $       --   $       --    $        --
                            ---------    -----------  -----------   ------------
OPERATING EXPENSES
  General and
   administrative.......      257,369      1,044,640    3,969,217      5,271,226
  Research and
   development..........      203,966        801,734    2,574,704      3,580,404
  Selling and
   marketing............          500         79,224    1,884,950      1,964,674
  Product
   implementation.......       19,297         53,574      139,573        212,444
                            ---------    -----------  -----------   ------------
    Total operating
     expenses...........      481,132      1,979,172    8,568,444     11,028,748
                            ---------    -----------  -----------   ------------
OPERATING LOSS..........     (481,132)    (1,979,172)  (8,568,444)   (11,028,748)
                            ---------    -----------  -----------   ------------
OTHER INCOME (EXPENSE)
  Interest income.......          --          73,030      207,444        280,474
  Interest expense......          --          (8,879)    (115,224)      (124,103)
  Rental and other
   income...............       72,204         32,229      187,414        291,847
                            ---------    -----------  -----------   ------------
    Total other income..       72,204          6,380      279,634        448,218
                            ---------    -----------  -----------   ------------
NET LOSS................    $(408,928)   $(1,882,792) $(8,288,810)  $(10,580,530)
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

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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
                                  ==========  ==========   =======    =======

   The following summarizes options outstanding at December 31, 1999:

                                        Weighted
                                         Average           Weighted
   Range of                             Remaining          Average
   Exercise          Number            Contractual         Exercise           Number
     Price         Outstanding            Life              Price           Exercisable
   ---------       -----------         -----------         --------         -----------
   $.075-.15        1,538,746             8.43              $0.099            533,184
   $.30-.40         1,141,666             9.43              $0.370                --
     $1.00            973,300             9.79              $1.000                --

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

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

   Deferred taxes are comprised of the following at December 31:

                                                          1998        1999
                                                          ----        ----
Deferred tax assets
  Net operating loss................................... $ 643,000  $ 2,958,000
  Research credits.....................................   109,000      288,900
  Deferred compensation................................    57,000          --
  other................................................    17,300       25,500
                                                        ---------  -----------
Total deferred tax asset...............................   826,300    3,272,400
Valuation allowance....................................  (826,300)  (3,272,400)
                                                        ---------  -----------
                                                        $     --   $       --
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

   A reconciliation of the income tax benefit to the amounts computed by applying the federal statutory income tax rate to loss before income tax is as follows:

                            Period from                                        Period from
                             Inception                                        Inception (May
                         (May 27, 1997) to      Year Ended December 31,         27, 1997)
                            December 31,      ------------------------------   December 31,
                                1997              1998            1999             1999
                         -----------------    -------------  ---------------  --------------
                           Amount       %      Amount    %     Amount     %     Amount     %
                         -----------  ------  --------  ---  ----------  ---  ----------  ---
Income tax benefit at
 federal statutory
 rate...................    $139,000      34% $640,000   34% $2,818,000   34% $3,597,000   34%
Deferred stock
 compensation...........      (1,000)     --   (10,000)  (1)   (504,000)  (6)   (515,000)  (5)
Research credits and
 other..................      (1,200)     --    59,500    3     132,100    2     190,400    2
Change in valuation
 allowance..............    (136,800)    (34) (689,500) (36) (2,446,100) (30) (3,272,400) (31)
                         -----------  ------  --------  ---  ----------  ---  ----------  ---
                         $        --      --% $     --   --% $       --     % $       --   --%
                         ===========  ======  ========  ===  ==========  ===  ==========  ===

Note 10--Merger Agreement and Subsequent Event

   In October 1999, the Company entered into a merger agreement with Stamps.com Inc. an enterprise developing an Internet-based postage service for end-users. On February 3, 2000, the Company obtained $2 million of subordinate bridge financing from Stamps.com Inc.

                                iSHIP.COM, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                 (Amounts in thousands, except per share data)

                                                         PRO FORMA
                                   STAMPS.COM ISHIP.COM ADJUSTMENTS     TOTAL
                                   ---------- --------- -----------   ---------
Revenues..........................  $    358   $   --    $    --      $     358
Cost of sales.....................     2,430       --         --          2,430
                                    --------   -------   --------     ---------
Gross profit......................    (2,072)                 --         (2,072)
Operating expenses:
Research and development..........     7,363     2,714        --         10,077
Sales and marketing...............    35,208     1,885        --         37,093
General and administrative........    14,333     3,969     61,813(5)     80,115
                                    --------   -------   --------     ---------
                                      56,904     8,568     61,813       127,285
Loss from operations..............   (58,976)   (8,568)   (61,813)     (126,927)
Other income (expense):
Interest expense..................      (173)      (99)       --           (272)
Interest income...................     2,662       207        --          2,869
Other, net........................       --        187        --            187
                                    --------   -------   --------     ---------
Net loss..........................  $(56,487)  $(8,273)  $(61,813)    $(124,143)
                                    ========   =======   ========     =========
Basic and diluted net loss per
 share............................  $  (2.59)                         $   (4.49)
                                    ========                          =========
Weighted average shares
 outstanding used in basic and
 diluted per share calculation....    21,824                5,819        27,643
                                    ========             ========     =========


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

   The purchase price was determined as follows (in thousands):

                                                  iShip.com Stamps.com   Fair
                                                   shares     shares    Value
                                                  --------- ---------- --------
   Shares........................................  26,682     5,819    $201,520
   Warrants......................................   2,677       584      20,218
   Vested stock options..........................   1,644       359      12,419
   Unvested stock options........................   2,010       438      15,179
                                                   ------     -----    --------
                                                   33,013     7,200    $249,336
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

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                  COMBINED FINANCIAL INFORMATION--(Continued)


   Below is a table of the estimated acquisition cost, purchase price allocation and annual amortization of the intangible assets acquired (in thousands):

                                                                     Annual
                                                    Amortization  Amortization
                                                        Life     of Intangibles
                                                    ------------ --------------
   Estimated Acquisition Cost:
     Estimated purchase price............  $249,336
                                           ========
   Purchase Price Allocation:
     Estimated fair value of net tangible
      assets of iShip.com at December 31,
      1999...............................     2,086
     Deferred compensation on unvested
      stock options assumed..............    15,179       4           3,795
   Intangible assets acquired:
     Goodwill............................   232,071       4          58,018
                                           --------                  ------
                                           $249,336
                                           ========                  ======

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Monica, State of California, on the 28th day of April, 2000.

                                          STAMPS.COM INC.

                                          By:      /s/ John M. Payne
                                            ___________________________________
                                                       John M. Payne
                                               Chairman and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----

       /s/ John M. Payne             Chairman of the Board and       April 28, 2000
____________________________________  Chief Executive Officer
           John M. Payne              (Principal Executive
                                      Officer)

      /s/ Loren E. Smith             President, Chief Operating      April 28, 2000
____________________________________  Officer and Director
           Loren E. Smith

      /s/ John W. LaValle            Chief Financial Officer and     April 28, 2000
____________________________________  Executive Vice President
          John W. LaValle             (Principal Financial
                                      Officer)

   /s/ Candelario J. Andalon         Controller (Principal           April 28, 2000
____________________________________  Accounting Officer)
       Candelario J. Andalon

                 *                   Director                        April 28, 2000
____________________________________
          Mohan P. Ananda

                 *                   Director                        April 28, 2000
____________________________________
          David C. Bohnett

                 *                   Director                        April 28, 2000
____________________________________
          Jeffrey J. Brown

                 *                   Director                        April 28, 2000
____________________________________
         Thomas H. Bruggere

                 *                   Director                        April 28, 2000
____________________________________
          Thomas N. Clancy

             Signature                           Title                    Date
             ---------                           -----                    ----
                 *                   Director                        April 28, 2000
____________________________________
         G. Bradford Jones

                 *                   Director                        April 28, 2000
____________________________________
           Marvin Runyon

                 *                   Director                        April 28, 2000
____________________________________
           John A. Duffy

                 *                   Director                        April 28, 2000
____________________________________
        Stephen M. Teglovic

                 *                   Director                        April 28, 2000
____________________________________
         Carolyn M. Ticknor

* By:  /s/ John M. Payne                                             April 28, 2000
     -------------------------------
           John M. Payne
          Attorney-in-fact

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

 10.37   Consulting Agreement dated October 20, 1999 between the Company and
         Marvin Runyon.(3)

 10.38   Amended and Restated Consulting Services Agreement dated November 15,
         1999 between the Company and Marvin Runyon.(4)

 10.39   Employment Offer Letter dated as of October 20, 1999 between the
         Company and Loren E. Smith.(5)

 21.1    Subsidiaries of the Company.(3)

 23.1    Consent of Arthur Andersen LLP.(6)

 23.2    Consent of Moss Adams LLP.(6)

 24.1    Power of Attorney.(5)

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission (File No. 333-77025).

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission (File No. 333-90115).

(4) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the Commission (File No. 333-91377).

(5) Filed with the Commission with the Company's Annual Report on Form 10-K on March 30, 2000 (File No. 000-26427).

(6) Filed with the Commission with this Annual Report on Form 10-K/A.

 +  Confidential treatment requested and received as to certain portions.