Form 10-Q
period 2000-03-31
STAMPS COM INC
filed 2000-05-15
CIK 1082923

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

For the quarterly period ended                    March 31, 2000
                               ------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------

Commission file number:
                       --------------------------------------------------------

                                Stamps.com Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                           Delaware                                            77-0454966
-------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

3420 Ocean Park Boulevard, Suite 1040, Santa Monica, California                              90405
-------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                    (Zip Code)

                                (310) 581-7200
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   [X] Yes  [_] No

  The number of shares of the registrant's common stock, $0.001 par value, issued and outstanding as of May 8, 2000 was 48,852,025
-------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                STAMPS.COM INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                              March 31,         December 31,
                                                                                2000               1999
                                                                         -------------------------------------
                                                                             (unaudited)
ASSETS                                                                              (In thousands)
Current assets:
  Cash and short-term investments...................................           $368,289          $374,746
  Accounts receivable...............................................              1,456               134
  Prepaid expenses..................................................             19,123            23,883
                                                                               --------          --------
Total current assets................................................            388,868           398,763
Property and equipment, net.........................................             22,505             9,702
Goodwill and other intangible assets, net...........................            215,764                --
Other assets........................................................              2,336             1,977
                                                                               --------          --------
Total assets........................................................           $629,473          $410,442
                                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit...................................................           $  1,000          $  1,000
   Accounts payable.................................................              2,903             2,707
   Accrued expenses.................................................              3,389             4,004
   Deferred revenue.................................................                144               182
   Current portion of long-term debt and capital leases.............              1,177               513
                                                                               --------          --------
Total current liabilities...........................................              8,613             8,406
Long-term debt and capital leases, less current portion.............              4,001               438
Commitments and contingencies
   Minority interest in consolidated subsidiary.....................             29,261                --
Stockholders' equity:
   Common stock.....................................................                 48                42
   Additional paid-in capital.......................................            718,506           472,714
   Notes receivable from stock sales................................               (101)             (101)
   Deferred compensation............................................            (32,344)           (9,435)
   Accumulated deficit..............................................            (97,572)          (60,683)
   Treasury stock at cost...........................................               (939)             (939)
                                                                               --------          --------
Total stockholders' equity..........................................            587,598           401,598
                                                                               --------          --------
Total liabilities and stockholders' equity..........................           $629,473          $410,442
                                                                               ========          ========

   The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                      ---------
                                                                              2000                   1999
                                                                              ----                   ----
                                                                        (In thousands, except per share data)
Revenues.........................................................         $  2,036                $    --
Cost of revenues.................................................            3,733                     --
                                                                          --------                -------
   Gross profit..................................................           (1,697)                    --

Operating expenses:
   Sales and marketing...........................................           22,500                     --
   Research and development......................................            3,395                  1,160
   General and administrative....................................            5,839                  2,118
   Amortization of goodwill and other intangibles................            4,625                     --
   Acquired in-process research and development..................            2,000                     --
   Deferred compensation amortization............................            1,753                    410
                                                                          --------                -------
      Total operating expenses...................................           40,112                  3,688
                                                                          --------                -------
Loss from operations.............................................          (41,809)                (3,688)
Other income (expense):
   Interest expense..............................................              (46)                   (33)
   Interest income...............................................            4,967                     35
                                                                          --------                -------
Net loss.........................................................         $(36,888)               $(3,686)
                                                                          ========                =======

Basic and diluted net loss per share.............................         $  (0.86)               $ (0.53)
                                                                          ========                =======
Weighted average shares outstanding used in basic and diluted
 per-share calculation...........................................           43,021                  6,901
                                                                          ========                =======


   The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                        -----------------
                                                                                     2000              1999
                                                                                   --------           -------
                                                                                         (In thousands)
Operating activities:
 Net loss..................................................................        $(36,888)          $(3,686)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization........................................           5,791                63
      Amortization of deferred compensation................................           1,753               410
      Charge for acquired in-process research and development..............           2,000                --
      Changes in operating assets and liabilities, net of effects of acquisition:
          Accounts receivable..............................................          (1,316)               --
          Prepaid expenses.................................................           5,236              (122)
          Accounts payable.................................................          (2,169)              167
          Accrued expenses.................................................            (863)              304
          Deferred revenue.................................................             (39)               --
                                                                                   --------           -------
Net cash used in operating activities......................................         (26,495)           (2,864)

Investing activities:
   Purchase of short-term investments, net.................................         (50,268)               --
   Acquisition of property and equipment...................................          (6,250)             (311)
   Acquisition of iShip.com, net of cash acquired..........................          (2,111)               --
   Other...................................................................          (1,520)              (22)
                                                                                   --------           -------
Net cash used in investing activities......................................         (60,149)             (333)

Financing activities:
   Repayment of long-term debt and capital leases..........................            (389)              (48)
   Issuance of redeemable preferred stock of subsidiary, net...............          29,260                --
   Issuance of redeemable preferred stock, net.............................              --            28,299
   Issuance of common stock................................................           1,048                --
                                                                                   --------           -------
Net cash provided by financing activities..................................          29,919            28,251
                                                                                   --------           -------

Net (decrease) increase in cash and cash equivalents.......................         (56,725)           25,054
Cash and cash equivalents at beginning of period...........................         326,820             3,470
                                                                                   --------           -------
Cash and cash equivalents at end of period.................................         270,095            28,524
Short-term investments.....................................................          98,194                --
                                                                                   --------           -------
Cash and short-term investments............................................        $368,289           $28,524
                                                                                   ========           =======

   The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (ALL INFORMATION WITH RESPECT TO MARCH 31, 2000 AND 1999 IS UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

   The financial statements are unaudited, other than the balance sheet at December 31, 1999, and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of December 31, 1999 and related notes included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") on April 28, 2000. The Company formerly reported as a development stage company.

Principles of Consolidation

   The consolidated financial statements include the accounts of Stamps.com Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

   The Company's short-term investments are comprised of U.S. government obligations and public corporate debt securities with maturities of less than one year at the date of purchase. All short-term investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses, which to date have not been material, are included as a separate component of stockholders' equity.

Reclassifications

   Certain prior period balances have been reclassified to conform to current period presentation.

2.   Acquisition of iShip.com

     On March 7, 2000, Stamps.com (the Company) completed the acquisition of iShip.com, Inc. (iShip), a development stage enterprise developing Internet-based shipping technology. In connection with the acquisition, approximately 5.6 million shares of Stamps.com common stock were issued in exchange for all outstanding iShip stock. An additional 1.6 million shares of Stamps.com common stock have been reserved for issuance upon exercise of options and warrants assumed in the transaction. Finally, 800,000 shares of Stamps.com common stock have been deposited into an escrow account. The escrow amount is intended to compensate the Company for any inaccuracy or breach of any representation, warranty, covenant or agreement of iShip as contained in the merger agreement. The shares must remain in the escrow fund for a period of one year from the close of the acquisition. The parties are currently not aware of any inaccuracy or breach of any representation, warranty, covenant or agreement of iShip as contained in the merger agreement.

     The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company recorded intangible assets of $220.3 million and deferred compensation of $24.7 million, which will be amortized over periods ranging from three to four years. Results of operations for iShip have been included with those of the Company for periods subsequent to the acquisition date.

     The purchase price was allocated as follows (in thousands):

   Goodwill                                                  $209,188
   Deferred compensation                                       24,662
   Purchased technology                                        11,200
   In-process research and development                          2,000
   Tangible assets acquired                                     8,931
   Liabilities assumed                                         (7,232)
                                                             --------
   Purchase price                                            $248,749
                                                             ========

     Presented below is unaudited selected pro forma financial information, presenting the results of operations of the Company as if the acquisition had taken place on January 1 (in thousands, except per share amounts):

                                              Three Months Ended March 31,
                                              ---------------------------
                                                 2000               1999
                                                 ----               ----
   Revenues                                  $  2,036                $    --
   Net loss                                  $(49,900)               $(9,877)
   Basic and diluted net loss per share      $  (1.06)               $ (0.79)
   Shares used in per share calculation -      47,062                 12,473
     basic and diluted

     The unaudited pro forma information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods indicated, nor should it be indicative of operations for any future date or period.

3.   Change in Subsidiary Ownership

     On February 17, 2000, the Company announced that it sold approximately 38% of EncrypTix, Inc., until then a wholly owned subsidiary, in a private financing of approximately $30 million. The financing was completed in March 2000.

     In April 2000, EncrypTix received an additional $6 million in private financing. Upon completion of the financing, the Company will maintain an ownership percentage of approximately 58%.

     The Company includes EncrypTix's balances and results in its consolidated financial statements. The minority interest reflected in the attached consolidated balance sheet represents the investment received in the private financing.

4.   Segment Information

     In connection with the acquisition of iShip, the Company announced the organization of three specialized strategic business units (SBUs) focused on the enterprise, e-commerce and small business market segments of the core mailing and shipping services. The Enterprise SBU will offer companies with more than 1,000 employees an Internet-based, multi-carrier mailing and shipping service. The E-commerce SBU addresses the shipping needs of e-tailers and other online businesses, including auctioneers. The Small

Business SBU provides small businesses and consumers with Internet Postage and shipping services. The Company will begin reporting under the SBUs in the second quarter of 2000.

5.  Legal Proceedings

    Please refer to "Part II--Other Information--Item 1" of this report for a discussion of legal proceedings.


6.   Computation Of Historical Net Loss Per Share

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

7.   Subsequent Event

     In February 2000, Mr. Payne (Chairman of the Board and Chief Executive Officer) purchased 187,000 shares of the Company's common stock on the open market for an aggregate purchase price of approximately $6.0 million. The shares were purchased on margin by Mr. Payne and the margin account was secured by a pledge of 1,467,500 shares of the Company's common stock held by Mr. Payne. In April 2000, the Company agreed to guarantee Mr. Payne's margin account in the event the value of the shares pledged becomes insufficient collateral to secure the indebtedness outstanding under the margin account. The guarantee is in the form of a single-purpose line of credit extended to Mr. Payne which will have a balance due to the extent the value of the pledged shares is insufficient collateral to secure indebtedness outstanding under the margin account. This line of credit is secured by all of Mr. Payne's assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

     This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning the Internet postage market and commercial approval and release of our Internet postage service; pending litigation regarding intellectual property infringement allegations; postal service regulation of our business; projected operating losses; strategic relationships and distribution arrangements; the security of our Internet postage service; competition; the need for additional capital; and the commercial acceptance of our Internet postage service. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") on April 28, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K/A filed with the SEC on April 28, 2000, that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Overview

     Stamps.com Inc. provides the easiest and smartest way to mail or ship letters, packages or small parcels anywhere or anytime by offering a convenient, cost effective and easy-to-use service for purchasing and printing postage over the Internet. On October 22, 1999, we commercially launched our Internet Postage Service and on March 7, 2000 we completed our acquisition of iShip.com, a development stage enterprise developing Internet-based shipping technology.
As a result of the acquisition, our expanded offerings create an efficient marketplace where any size business can choose the best carrier, price and delivery terms for every mailing or shipping transaction based on sophisticated, real time rating, tracking and pricing tools. To date, our operating activities have consisted primarily of our efforts to promote our brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure and develop our Web site and associated systems that we use to process customers' orders and payments. As of March 31, 2000, our customer base consisted of over 187,000 users who had downloaded our software and registered for our service.

     Small Business Services: Our small business services include our traditional business of serving small businesses and consumers with the easiest Internet Postage service as well as offering multi-carrier document and package shipping to companies with less than 100 employees.

     The revenues from our small business services consist primarily of the revenues from our Internet Postage Service and commission fees from our on-line store operated by a third-party. Service fee revenues are generated from our basic service plan that we are currently offering to our users. Under this plan, a user purchases postage at cost and is charged a monthly convenience fee of 10% of the value of postage printed during a month. There is a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99. Service fees are calculated and charged at the end of a monthly billing cycle. Although we have established a basic pricing plan, we may need to change our pricing or add variations to the basic service plan given the lack of an established or proven commercial market for Internet Postage.

     The revenues from our Internet-based shipping services are primarily generated from recurring, transaction-based service fees. Also, we generate revenues from advertising and revenue share arrangements. We expect revenues to increase significantly in 2000 as we continue to grow our customer base in the Internet Postage service and as we fully rollout our Internet-based shipping services.

     Enterprise Services: We offer companies with more than 1,000 employees an Internet-based, multi-carrier mailing and shipping service. The enterprise service will allow corporations to centrally manage and control costs from mailing and shipping activities across multiple carriers and can be distributed to thousands of corporate desktops using only a Web browser. The largest customer to date of the enterprise service is Mail Boxes Etc., a retail business, communication and postal services franchiser.

Revenues from our enterprise service will be generated from recurring, transaction-based service fees as well as fixed monthly service fees.

     E-commerce Services: Our E-commerce services strategic business unit addresses the growing shipping needs of e-tailers and other online-businesses, including auctioneers. Through our current partnerships with premier auction Web sites such as eBay and AuctionRover.com, we will provide mailing and shipping services available at the conclusion of any transaction on the Internet. These services will be embedded in auction Web sites, e-tailer "shopping carts" and other points-of-purchase on various Web sites, enabling buyers and sellers to select precise pricing and delivery terms from among a variety of carrier choices. Revenues from our E-commerce services will be primarily generated from recurring, transaction-based service fees.

     From time to time, we may offer special promotions to attract new customers to our mailing and shipping services. Currently, these promotions involve waiving or discounting convenience fees, discounts on supplies offered through Stamps.com's online store, or free postage. We cannot predict the impact of any promotion or pricing plan changes and our ability to generate revenues or achieve profitability could be adversely affected by special promotions or changes to pricing plans. Furthermore, given the lack of an established or proven commercial market for our services, we are unable to quantify the total impact of these promotions on revenue and profitability. In addition, with the current limited commercial roll-out of our Internet shipping services and the early stage of the commercial market for Internet-shipping services, we cannot be sure of our ultimate pricing approach for such services or that fees from Internet shipping services will generate significant revenues, if at all. See "Risk Factors--We have a history of losses and expect to incur losses in the future and may never achieve profitability."

Results of Operations

     Revenues. Revenues are generated from fees from our Internet-based mailing and shipping services, commission fees and advertising. Revenues were approximately $2.0 million for the three months ended March 31, 2000. There were no revenues during the three months ended March 31, 1999 as we launched our first service, Internet Postage, on October 22, 1999. During the three months ended March 31, 2000, more than 114,000 new customers were added for a net ending customer balance of 187,000 at March 31, 2000. We expect revenues to increase as we continue to add new customers and expand our service offerings in the enterprise and e-commerce strategic business units later this year.

     Cost of Revenues. Cost of revenues primarily consist of costs related to customer service activities and server and network operations and, to a lesser extent, bank processing charges for customer fees paid by credit card, Internet connection charges, depreciation of server and network equipment and allocation of overhead. Costs of revenues were $3.7 million for the three months ended March 31, 2000. As of March 31, 1999, there were no costs of revenues because we had not recognized any revenues to date. We expect cost of revenues to increase as we continue to add new customers and expand the enterprise and e-commerce strategic business units.

     Sales and Marketing Expenses. Sales and marketing expenses include costs to acquire and retain customers, including costs associated with strategic relationships, advertising and promotions and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses were $22.5 million for the three months ended March 31, 2000. We incurred no sales and marketing expenses during the three months ended March 31, 1999. The increase in sales and marketing is principally due to our marketing campaign and advertising of our Internet-based mailing and shipping services. We expect sales and marketing expenses to increase significantly as we continue to promote our brand through new strategic relationships and marketing campaigns.

     Research and Development Expenses. Research and development expenses principally consist of compensation for personnel involved in the development of our Internet Postage service and expenditures for consulting services and third-party software. Research and development expenses for the three months ended March 31, 2000 were approximately $3.4 million compared to $1.2 million for the three months ended March 31, 1999. The increase is due to higher personnel and consulting costs associated with the ongoing development of our Internet-based mailing and shipping services. We believe that significant investments in research and development are required to remain competitive and expect to continue incurring significant research and development expenses.

     General and Administrative Expenses.   General and administrative expenses
primarily consist of compensation and related costs for executive and administrative personnel, facility costs, and fees for legal and other professional services. General and administrative expenses for the three months ended March 31, 2000 were $5.8 million compared to $2.1 million for the three months ended March 31, 1999. The increase is principally due to increased headcount and the expansion of our facilities related to the growth of our business, as well as legal fees related to the Pitney Bowes patent infringement claim. We expect general and administrative expenses to increase as we grow our business and incur additional costs related to the Pitney Bowes infringement claim.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles is principally due to the goodwill resulting from the acquisition of iShip.com in March 2000. Amortization expense is expected to increase significantly as the goodwill and other intangibles resulting from our acquisition are amortized over useful lives ranging from three to four years.

     Acquired in-Process Research and Development

     The Company incurred a total of $2 million in acquired in-process research and development charges in connection with its acquisition of iShip.com in March 2000. With regards to the in-process research and development projects, the Company considered, among other factors, the stage of development of each project at the time of acquisition and the projected incremental cash flow for the projects when completed as well as any associated risks.

     Deferred Compensation Amortization

     During 1998 and 1999, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. This will result in amortization expenses of deferred compensation over the period that these options vest, which ranges from three to four years from the date of grant.

     Interest Income (Expense), Net. Interest income (expense), net consists of income from our cash and cash equivalents net of interest expense related to financing our obligations. Interest income (expense), net for the three months ended March 31, 2000 was $4.9 million compared to $2,000 for the three months ended March 31, 1999. The increase is due to earnings on a higher average cash equivalent balance as a result of our initial public offering in June 1999 and our follow-on public offering in December 1999.

Liquidity and Capital Resources

     As of March 31, 2000, the Company had approximately $368.3 million in cash and short-term investments. In June 1999, we completed our initial public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $11.00 per share. The net proceeds from the offering were $10.23 per share, or $58.8 million in the aggregate. In December 1999, we completed a follow-on public offering in which the underwriters sold to the public 5,750,000 shares of the common stock at $65.00 per share. Our net proceeds from the offering were $61.83 per share, or $355.5 million in the aggregate. We regularly invest excess funds in short-term money market funds and commercial paper and do not engage in hedging or speculative activities.

     Through April 2000, our majority-owned subsidiary, EncrypTix, raised approximately $36.0 million in private financing from a group of financial and strategic investors. The proceeds of this financing will be used by EncrypTix for research and development, sales and marketing and general working capital purposes.

     In February 2000, we entered into a facility lease agreement for our Bellevue, Washington location with aggregate minimum lease payments of approximately $15.2 million through fiscal year ending December 31, 2008.

     Net cash used in operating activities was $26.5 million for the three months ended March 31, 2000 compared to $2.9 million for the three months ended March 31, 1999. The increase in net cash used in operating activities resulted primarily from increases in net loss, principally due to sales and marketing expenses as well as research and development and general expenditures.

     Net cash used in investing activities was $60.1 million for the three months ended March 31, 2000 compared to $333,000 for the three months ended March 31, 1999. The increase in net cash used in investing activities resulted primarily from net purchases of short-term investments and increased capital expenditures for computer equipment, purchased software and office equipment.

     Net cash provided by financing activities was $29.9 million for the three months ended March 31, 2000 compared to $28.3 million for the three months ended March 31, 1999. The increase in net cash provided by financing activities resulted principally from the private financing of EncrypTix, our majority-owned subsidiary.

     We anticipate that our current cash balances will be sufficient to fund our operations, including the acquired operations of iShip.com, through fiscal year 2001. However, we may require substantial working capital to fund our business and may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all.

Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to interest rate risk from the short-term investments and line of credit. At March 31, 2000, the short-term investments, which consist principally of corporate debt and commercial paper, approximated $330.7 million and had a related weighted average interest rate of 6.3%. At March 31, 2000, the line of credit balance totaled $1 million and the related interest rate was 9.5% (the bank's prime rate plus 1%).

     If market interest rates continue to rise, the value of the short-term investments will continue to decrease. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade and interest-bearing instruments.

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

     As of March 31, 2000, we had not generated any significant revenues and had an accumulated deficit of $97.6 million. Our accumulated deficit includes iShip.com's losses from the date of acquisition, March 7, 2000. Our lack of revenues can be attributed primarily to the fact that our Internet Postage service had not been released commercially until October 22, 1999 and that the Internet shipping services developed by iShip.com had yet to be released on a commercial scale. Due to the need to establish our brand and service, we expect to incur increasing sales and marketing, research and development, and administrative expenses and therefore could continue to incur net losses for at least the next several years or longer. As a result of the iShip.com acquisition, we expect that our losses will increase even more significantly because of additional costs and expenses related to an increase in the number of employees; an increase in sales and marketing activities; additional facilities and infrastructure; and assimilation of operations and personnel. Overall, we will need to generate significant revenues to achieve and maintain profitability.

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

     We have established strategic relationships with a number of third parties. Our strategic relationships generally involve the promotion and distribution of our services through our partners' products, services and Web sites. Additionally, some of our relationships provide for the inclusion of our logo or promotional offers for our service in packaging and marketing materials utilized by our partners. In return for promoting our service, our partners may receive revenue-sharing opportunities. In order to achieve wide distribution of our services, we believe we must establish additional strategic relationships to market our services effectively. If one or more of our partners terminates or limits its relationship with us, our business could be severely harmed or fail. We have limited experience in establishing and maintaining strategic relationships and we may fail in our efforts to establish and maintain these relationships.

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

     We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect our rights in our products, services, know-how and information. We have three issued US patents and have filed 40 patent applications in the United States, and one international patent application. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents, trademarks and service marks in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, any of our patents, trademarks or service marks might be held invalid or unenforceable by a court. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents.

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

     The market for Internet postage products and services is new and we expect it to be intensely competitive. At present, E-Stamp has a hardware-based product commercially available and has announced that it begun testing a Web-based product through the

Information Based Indicia Program. Pitney Bowes has a software-based product commercially available and has a hardware-based product in beta testing. Neopost Industries has hardware and software products in beta testing. If any of our competitors, including Pitney Bowes, provide the same or similar service as we provide, our operations could be adversely impacted. See "Business-- Competition."

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

     As a result of the iShip.com acquisition in March 2000, we also compete with companies that provide shipping solutions to businesses. Customers may continue using the direct services of the US Postal Service, UPS and other major shippers, instead of adopting our online service. Alternatively, potential competitors with greater resources than Stamps.com, like Pitney Bowes, may develop more successful Internet solutions. In addition, companies including TanData Corporation, GoShip.com, BITS, Inc./Intershipper.net, Kewill Systems, PackageNet and Virtan, Inc./SmartShip are competing in shipping services. We also face a significant risk that large shipping companies will collaborate in the development and operation of an online shipping system that could make our Internet shipping services obsolete.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk from the short-term investments and line of credit. At March 31, 2000, the short-term investments, which consist principally of corporate debt and commercial paper, approximated $330.7 million and had a related weighted average interest rate of 6.3%. At March 31, 2000, the line of credit balance totaled $1 million and the related interest rate was 9.5% (the bank's prime rate plus 1%).

     If market interest rates continue to rise, the value of the short-term investments will continue to decrease. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade and interest-bearing instruments.

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

     On December 29, 1999, three individual plaintiffs filed a suit against us for alleged breach of oral contract, quantum meruit, fraud and negligent representation in the California Superior Court for the County of Los Angeles. The complaint was amended on January 28, 2000 to add Mohan Ananda, one of our directors, as a defendant and to remove one of the plaintiffs from the suit. The suit alleges that the plaintiffs were due cash consideration for securing a board member and investors for Stamps.com. The complaint seeks $13.3 .million plus other unspecified compensatory damages, punitive and exemplary damages and attorneys' fees and costs incurred. We answered the complaint on March 8, 2000, denying the allegations and asserting a number of affirmative defenses. The outcome of this litigation is uncertain and we can give no assurance that the plaintiffs will not prevail.

     We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

Item 2.  Changes in Securities and Use of Proceeds.

     (d) Use of Proceeds from Sales of Registered Securities.

     On June 30,1999, we completed an initial public offering of 5,000,000 shares of common stock pursuant to our Registration Statement on Form S-1 (File No. 333-77025) that was declared effective by the Securities and Exchange Commission on June 24, 1999. On July 8, 1999, we sold an additional 750,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. There has been no material change with respect to our use of proceeds from our initial public offering to the information discussed in our Quarterly Report on Form 10-Q for the period ended June 30, 1999 and all of the net proceeds from our initial public offering have been applied.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) A special meeting of the stockholders of Stamps.com was held on March 7, 2000.

     (b)   Not applicable.

     (c)   At the special meeting, the stockholders:

          (1) voted to approve the Agreement and Plan of Merger, dated as of October 22, 1999, by and among Stamps.com, Rocket Acquisition Corp., a Washington corporation, and iShip.com, Inc., a Washington corporation, as amended on February 14, 2000, with the following vote:

          For            30,561,137
          Against            25,480
          Abstain             7,625;

          (2) voted to approve an amendment to the Stamps.com 1999 Stock Incentive Plan to increase by 2.5 million the number of shares of Stamps.com common stock issuable under the plan, with the following vote:

          For            26,826,336
          Against         3,757,393
          Abstain            10,513; and

          (3) voted to withhold discretionary authority to vote on matters other than proposals 1 and 2, with the following vote:

          For            24,893,336
          Against         5,212,193.

     (d)  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.40.1 Common Stock Purchase Warrant dated August 20, 1999 between the Company and Imperial Bank (Assumed by the Company on March 7, 2000 in connection with iShip.com acquisition).

          10.40.2 Letter dated March 22, 2000 regarding assumption of Imperial Bank Warrant.

          10.41 Common Stock Purchase Warrant dated April 29, 1999 between the Company and Mail Boxes Etc. USA, Inc. (Assumed, Amended and Restated on March 7, 2000 in connection with iShip.com acquisition).

          10.42 Lease Agreement dated as of May 7, 2000 between Sterling Realty Organization Co. and iShip.com, Inc.

          10.43+ License Agreement dated as of February 9, 2000 by and between EncrypTix, Inc. and Stamps.com, Inc.

          27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          Current Report on Form 8-K dated March 7, 2000 and filed with the Commission on March 9, 2000 (Announcement of Closing of iShip.com Acquisition).

          Current Report on Form 8-K dated March 7, 2000 and filed with the Commission on March 22, 2000 (Announcement that John A. Duffy and Stephen M. Teglovic joined Board of Directors in connection with the closing of the iShip.com Acquisition).
-------------
+ Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Stamps.com Inc.
                            -----------------------------------------------
                                            (Registrant)

     May 15, 2000            /s/  John W. LaValle
-----------------------     -----------------------------------------------
         Date               John W. LaValle
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)

     May 15, 2000            /s/  Candelario J. Andalon
-----------------------     ---------------------------------
         Date               Candelario J. Andalon
                            Corporate Controller
                            (Principal Accounting Officer)