Form 10-Q
period 2000-06-30
STAMPS COM INC
filed 2000-08-14
CIK 1082923

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

For the quarterly period ended                    June 30, 2000
                               ------------------------------------------------

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

    The number of shares of the registrant's common stock, $0.001 par value, issued and outstanding as of August 7, 2000 was 49,109,664
-------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                STAMPS.COM INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                              June 30,         December 31,
                                                                                2000               1999
                                                                           ---------------------------------
                                                                             (unaudited)
                                                                                    (In thousands)
ASSETS
Current assets:
   Cash and short-term investments...................................         $ 333,633           $374,746
   Accounts receivable...............................................             1,387                134
   Prepaid expenses..................................................            17,160             23,883
                                                                              ---------           --------
Total current assets................................................            352,180            398,763
Property and equipment, net.........................................             34,346              9,702
Goodwill and other intangible assets, net...........................            202,243                 --
Other assets........................................................              3,273              1,977
                                                                              ---------           --------
Total assets........................................................          $ 592,042           $410,442
                                                                              =========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit...................................................          $   1,533           $  1,000
   Accounts payable.................................................              2,424              2,707
   Accrued expenses.................................................              7,353              4,004
   Deferred revenue.................................................              3,329                182
   Current portion of long-term debt and capital leases.............              2,445                513
                                                                              ---------           --------
Total current liabilities...........................................             17,084              8,406
Long-term debt and capital leases, less current portion.............                202                438
Commitments and contingencies
   Minority interest in consolidated subsidiary.....................             34,784                 --
Stockholders' equity:
   Common stock.....................................................                 48                 42
   Additional paid-in capital.......................................            718,089            472,714
   Notes receivable from stock sales................................               (101)              (101)
   Deferred compensation............................................            (28,198)            (9,435)
   Accumulated deficit..............................................           (149,866)           (60,683)
   Treasury stock at cost...........................................                 --               (939)
                                                                              ---------           --------
Total stockholders' equity..........................................            539,972            401,598
                                                                              ---------           --------
Total liabilities and stockholders' equity..........................          $ 592,042           $410,442
                                                                              =========           ========

   The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
                                                                  --------------------     --------------------
                                                                    2000        1999         2000        1999
                                                                  --------     -------     --------     -------
                                                                     (In thousands, except per share data)
Revenues......................................................    $  3,674     $    --     $  5,710     $    --
Cost of revenues..............................................       5,719          --        9,453          --
                                                                  --------     -------     --------     -------
          Gross profit........................................      (2,045)         --       (3,743)         --

Operating expenses:
   Sales and marketing........................................      20,498          --       42,998          --
   Research and development...................................       8,025       1,519       11,420       2,678
   General and administrative.................................       8,541       3,500       14,381       5,619
   Amortization of goodwill and other intangibles.............      13,778          --       18,403          --
   Acquired in-process research and development...............          --          --        2,000          --
   Deferred compensation amortization.........................       4,146       1,050        5,899       1,460
                                                                  --------     -------     --------     -------
          Total operating expenses............................      54,988       6,069       95,101       9,757
                                                                  --------     -------     --------     -------
Loss from operations..........................................     (57,033)     (6,069)     (98,844)     (9,757)
Other income (expense):
   Interest expense...........................................        (118)        (49)        (164)        (82)
   Interest income............................................       4,857         399        9,825         434
                                                                  --------     -------     --------     -------
Net loss......................................................    $(52,294)    $(5,719)    $(89,183)    $(9,405)
                                                                  ========     =======     ========     =======

Basic and diluted net loss per share..........................    $  (1.09)    $ (0.66)    $  (1.96)    $ (1.19)
                                                                  ========     =======     ========     =======
Weighted average shares outstanding used in basic and diluted
 per-share calculation........................................      47,956       8,692       45,488       7,889
                                                                  ========     =======     ========     =======

   The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   --------------------------
                                                                                     2000              1999
                                                                                   --------           -------
                                                                                         (In thousands)
Operating activities:
 Net loss.............................................................             $(89,183)          $(9,405)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization ................................               21,267               186
        Amortization of deferred compensation.........................                5,899             1,460
        Charge for acquired in-process research and development.......                2,000                --
        Changes in operating assets and liabilities, net of effects of acquisition:
            Accounts receivable.......................................               (1,246)               --
            Prepaid expenses..........................................                7,199            (1,322)
            Accounts payable..........................................               (2,662)              937
            Accrued expenses..........................................                3,101             1,171
            Deferred revenue..........................................                3,146                --
                                                                                   --------           -------
Net cash used in operating activities.................................              (50,479)           (6,973)

Investing activities:
   Purchase of short-term investments, net............................              (40,316)           (4,508)
   Acquisition of property and equipment..............................              (20,018)           (1,926)
   Acquisition of iShip.com, net of cash acquired.....................               (2,111)               --
   Other..............................................................               (2,471)             (438)
                                                                                   --------           -------
Net cash used in investing activities.................................              (64,916)           (6,872)

Financing activities:
   Repayment of long-term debt and capital leases.....................               (1,054)              (99)
   Repayment of line of credit........................................               (1,333)               --
   Issuance of redeemable preferred stock of subsidiary, net..........               34,784                --
   Issuance of redeemable preferred stock, net........................                   --            28,299
   Issuance of common stock...........................................                  630            50,265
   Repurchase of common stock.........................................                  939              (939)
   Proceeds from exercise of stock options............................                   --                 3
                                                                                   --------           -------
Net cash provided by financing activities.............................               33,966            77,529

Net (decrease) increase in cash and cash equivalents..................              (81,429)           63,684
Cash and cash equivalents at beginning of period......................              326,820             1,966
                                                                                   --------           -------
Cash and cash equivalents at end of period............................              245,391            65,650
Short-term investments................................................               88,242             6,012
                                                                                   --------           -------
Cash and short-term investments.......................................             $333,633           $71,662
                                                                                   ========           =======

   The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (ALL INFORMATION WITH RESPECT TO JUNE 30, 2000 AND 1999 IS UNAUDITED)

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
                                                 ========

   Presented below is unaudited selected pro forma financial information, presenting the results of operations of the Company as if the acquisition had taken place on January 1 (in thousands, except per share amounts):

                                                  Three Months Ended June 30,                 Six Months Ended June 30,
                                                --------------------------------            ------------------------------
                                                  2000                    1999                 2000                1999
                                                --------                --------            ---------            ---------
Revenues                                        $  3,674                $    --             $   5,710            $     --
Net loss                                        $(52,294)               $(5,719)            $(102,194)           $(15,596)
Basic and diluted net loss per share            $  (1.09)               $ (0.66)            $   (2.15)           $  (1.17)
Shares used in per share calculation              47,956                  8,692                47,509              13,373
 - basic and diluted

   The unaudited pro forma information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods indicated, nor should it be indicative of operations for any future date or period.

3. Change in Subsidiary Ownership

   During the first half of this year, the Company sold approximately 42% of EncrypTix, Inc., until then a wholly owned subsidiary, in a private financing of approximately $36 million. The financing was completed in April 2000.

   The Company includes EncrypTix's balances and results in its consolidated financial statements. The minority interest reflected in the attached consolidated balance sheet represents the investment received in the private financing.

4. Segment Information

   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the second quarter of fiscal year 2000. SFAS 131 establishes standards of reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.

   As of the beginning of the second quarter, the Company operates in three specialized strategic business units (SBUs) focused on the enterprise, e-commerce and small business market segments of mailing and shipping services. The Small Business SBU provides small businesses and consumers with Internet Postage and shipping services. The Enterprise SBU will offer companies with more than 100 employees an Internet-based, multi-carrier mailing and shipping service. The E-commerce SBU addresses the shipping needs of e-tailers and other online businesses, including auctioneers.

   There are no intersegment revenues between the three reportable segments. Shared support service functions such as human resources, facilities management and other infrastructure support groups are consolidated in general & administrative and allocated to the three operating segments based on usage or headcount, where practical. The information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities to the Company's segments. As of June 30, 2000, revenues and operating losses by reportable segment were as follows (in thousands):

                            Three Months Ended June 30, 2000              Six Months Ended June 30, 2000
                       --------------------------------------------------------------------------------------
                        Small                                         Small
                        -----                                         -----
                       Business      Enterprise      E-Commerce      Business      Enterprise      E-Commerce
                       --------      ----------      ----------      --------      ----------      ----------
Revenues               $  2,174      $ 1,500           $   --        $  3,710        $ 2,000         $    --
Operating losses        (32,929)      (5,954)            (951)        (64,462)        (8,917)         (1,388)

A reconciliation of combined operating losses for the reportable segments to consolidated net loss is as follows:

                                                     Three Months Ended June 30                   Six Months Ended June 30
                                                  -----------------------------------------------------------------------------
                                                    2000                    1999                  2000                   1999
                                                  --------                --------             ---------               --------
Operating Revenues                                $  3,674                $    --              $  5,710                $    --
Total operating losses for reportable segments     (39,834)               $(5,019)              (74,767)               $(8,297)
Other losses/1/                                    (20,873)                (1,050)              (29,787)                (1,460)
                                                  --------                -------              --------                -------
Operating loss                                    $(57,033)               $(6,069)             $(98,844)               $(9,757)
                                                  ========                =======              ========                =======

     1. For the three months ended June 30, 2000, Other Losses include EncrypTix operating losses of $2.9 million, deferred compensation of $4.1 million and amortization of goodwill of $13.8 million. For the six months ended June 30, 2000, Other Losses include EncrypTix operating losses of $3.5 million, deferred compensation amortization of $5.9 million, amortization of goodwill of $18.4 million and in-process research and development charges of $2 million. Other Losses also includes $1.1 million and $1.5 million of deferred compensation for the three and six month periods ended June 30, 1999, respectively.

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

7. Related Party Transactions

   In February 2000, Mr. Payne (Chairman of the Board and Chief Executive Officer) purchased 187,000 shares of the Company's common stock on the open market for an aggregate purchase price of approximately $6.0 million. The shares were purchased on margin by Mr. Payne and the margin account is secured by a pledge of 1,467,500 shares of the Company's common stock held by Mr. Payne, of which approximately 719,000 shares are subject to repurchase by the Company. As of August 4, 2000, Mr. Payne's total indebtedness under the margin account was $7.0 million, which amount consists of the purchase price of the 187,000 shares, accrued interest on the purchase price and other fees and indebtedness incurred by Mr. Payne.

   In April 2000, the Company agreed to guarantee Mr. Payne's margin account in the event the value of the shares pledged by Mr. Payne is insufficient collateral to secure the indebtedness outstanding under the margin account. The guarantee is in the form of a single-purpose line of credit extended to Mr. Payne which will have a balance due to the Company to the extent the value of the pledged shares is insufficient collateral to secure indebtedness outstanding under the margin account. This line of credit is secured by all of Mr. Payne's assets.

   In addition, the Company has entered into a loan repayment agreement with Mr. Payne and the brokerage firm where he maintains his margin account. Under the terms of that agreement, the Company agrees to guarantee Mr. Payne's margin account. The agreement further provides that, without previous notice to or consent from Mr. Payne, the Company may require the sale of any or all shares of Stamps.com stock held by Mr. Payne in order to satisfy any balances due under the terms of Mr. Payne's margin account. More specifically, the Company may require such sales in the event the closing price of Stamps.com on Nasdaq is below $6 per share for three consecutive trading days or if the closing price of Stamps.com on Nasdaq is greater than $30 per share on any trading day. The loan repayment agreement also provides that the brokerage firm may not extend Mr. Payne any additional credit, except to allow for the accrual of interest against the outstanding balance of the margin account.

   Finally, Mr. Payne has agreed to sell a minimum of 100,000 shares of common stock during each fiscal quarter (beginning the third fiscal quarter of 2000) in order to pay down the indebtedness outstanding under the margin account.

   Please also refer to "Part II--Other Information--Item 5" of this report for a discussion of this transaction with Mr. Payne.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

   This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning the uncertainty of the Internet mailing and shipping markets; our ability to make our services widely available and the uncertainty of the commercial adoption of our services; our ability to achieve profitability; pending litigation regarding intellectual property infringement allegations; regulation of our business; projected operating losses; strategic relationships, direct sales and distribution arrangements; the security of our mailing and shipping services; competition; the need for additional capital; and the commercial acceptance of our services. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") on April 28, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our 10-K/A filed with the SEC on April 28, 2000, that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Overview

   Stamps.com provides easy, convenient and cost-effective Internet-based services for mailing or shipping letters, packages or parcels anywhere and at anytime. Our three distinct business units--Small Business, Enterprise and E-Commerce--offer customers the ability to more effectively manage mailing, shipping and returns transactions and operations. With our core mailing and shipping services, individual consumers or employees of small businesses or larger enterprises can use our services to select a carrier, print US postage or shipping labels from multiple carriers, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs. Through our e-commerce services, e-tailers and auctioneers can enhance their offerings by offering our more convenient and useful shipping and returns services to their customers. With all of our services, no additional hardware is required; a customer can access our services through an existing Internet connection and print postage or shipping labels with ordinary laser or inkjet printers.

   Our majority-owned subsidiary, EncrypTix, Inc., will leverage many of the proprietary, Internet-based technologies developed by Stamps.com in the events, travel and financial services industries. EncrypTix will enable sellers and distributors of tickets and financial instruments to deliver value-bearing instruments such as tickets, vouchers, boarding passes and gift certificates over the Internet.

   Small Business Services: Our small business services include our traditional business of serving small businesses and consumers with our easy, convenient and cost-effective Internet Postage service as well as offering multi-carrier document and package shipping to companies with less than 100 employees.

   The revenues from our small business services consist primarily of fees for our Internet Postage Service and commission fees from our online store operated by a third-party. Service fee revenues are generated from the two service plans that we are currently offering to our users: Simple Plan and Power Plan. Under the Simple Plan, a user purchases postage at cost and is charged a monthly convenience fee of 10% of the value of postage printed during a month. There is a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99. The Power Plan was introduced at the beginning of our second quarter of 2000, in response to customer requests for a fixed monthly pricing plan. Under the Power Plan, a user purchases postage at cost and pays $15.99 per month for unlimited use of our service. For the second quarter of 2000, approximately 34% of our service fee revenues was generated from Power Plan customers while the remaining 66% was from Simple Plan customers. Service fees are calculated and charged at the end of a monthly billing cycle.

   The revenues from our Internet-based shipping services are primarily generated from recurring, transaction-based service fees. Also, we generate revenues from advertising and revenue share arrangements. We expect revenues to increase in 2000 as we continue to grow our customer base in the Internet Postage service and as we fully rollout our Internet-based shipping services.

   Enterprise Services: We offer companies with more than 100 employees an Internet-based, multi-carrier mailing and shipping service. The enterprise service will allow corporations to centrally manage and control costs from mailing and shipping activities across multiple carriers and can be distributed to thousands of corporate desktops using only a Web browser. The largest customer to date of the enterprise service is Mail Boxes Etc., a retail business, communication and postal services franchiser. Revenues from our enterprise service will be generated from recurring, transaction-based service fees as well as fixed monthly service fees.

   E-commerce Services: Our E-commerce services strategic business unit addresses the growing shipping needs of e-tailers and other online businesses, including auctioneers. Through partnerships with auction Web sites, we will provide mailing and shipping services available at the conclusion of any transaction on the Internet. These services will be embedded in auction Web sites, e-tailer "shopping carts" and other points-of-purchase on various Web sites, enabling buyers and sellers to select precise pricing and delivery terms from among a variety of carrier choices. Revenues from our E-commerce services will be primarily generated from recurring, transaction-based service fees.

   The markets for Internet postage and shipping addressed by each of our business units are new, and their development is subject to substantial uncertainty. Our success and financial results are highly contingent upon the ability of our three business units--Small Business, Enterprise and E-Commerce-- to address and develop these markets. We cannot assure you that these markets will fully develop, if at all. If a significant market for any of our services fails to develop or develops slower than we expect, our business will fail. Additionally, if we do not effectively manage, market and sell our Internet mailing and shipping services, we may never achieve profitability and our business will be substantially harmed and could fail More specifically, we cannot be sure that our services will be widely available or adopted, that they will successfully process large numbers of user transactions or that our services will contain features that appeal to the broad range of customers that we target. If we experience problems with the availability, adoption, scalability or functionality of our services or if we are unable to offer attractive service enhancements in a timely manner, our ability to attract and retain customers and our results of operations would be adversely impacted.
See "Risk Factors--The Internet postage and shipping markets are new and uncertain and our business may not develop" and "-If we do not effectively manage, market and sell our Internet mailing and shipping services or if we fail to make our services widely available, we may never achieve profitability and our business will be substantially harmed and could fail."

   From time to time, we may offer special promotions to attract new customers to our mailing and shipping services. Currently, these promotions involve waiving or discounting convenience fees, discounts on supplies offered through our online store, or free postage or services. We cannot predict the impact of any promotion or pricing plan changes and our ability to generate revenues or achieve profitability could be adversely affected by special promotions or changes to the pricing plans. Furthermore, given the lack of an established or proven commercial market for our services, we are unable to quantify the total impact of these promotions on revenue and profitability. See "Risk Factors--We have a history of losses and expect to incur losses in the future, and we may never achieve profitability."

Results of Operations

   Revenues

   Small Business. Revenues from small business were approximately $2.2 million and $3.7 million for the three-month and six-month periods ended June 30, 2000, respectively. There were no revenues during the three-month or six-month periods ended June 30, 1999 as we launched our first service, Internet Postage, on October 22, 1999. The increase for both periods was due primarily to the acquisition of new customers and recurring revenue from existing customers. The increase in the current quarter was due also to the introduction of the Power Plan, which generates eight times the monthly revenue of a Simple Plan customer that incurs the minimum Simple Plan monthly fee, and the introduction of several direct-selling programs, which involve third-party salespeople selling Stamps.com service to businesses nationwide. We expect revenues to increase as we continue to add new customers from both service plans.

   Enterprise. Revenues from the enterprise segment were $1.5 million and $2.0 million for the three-month and six-month periods ended June 30, 2000, respectively. There were no revenues during the three-month or six-month periods ended June 30, 1999 as we did not have any shipping service offerings until March 2000. Enterprise revenues were generated from Mail Boxes, Etc., our largest customer to date of the enterprise service. The service is currently deployed at other customer sites on a free trial basis. We expect revenues to increase as we acquire new customers.

   E-commerce. There were no revenues from the E-commerce segment for the three-month or six-month periods ended June 30, 2000 or 1999. We expect to recognize revenues after our iReturnTM Merchant Services become commercially available later in 2000 and are subsequently adopted by e-tailers and other online businesses.

   Cost of Revenues. Cost of revenues primarily consist of costs related to customer service activities and network operations and, to a lesser extent, bank processing charges for customer fees paid by credit card, Internet connection charges, depreciation of server and network equipment and allocation of overhead. Costs of revenues were $5.7 million and $9.5 million for the three-month and six-month periods ended June 30, 2000, respectively. As of June 30, 1999, there were no costs of revenues because we had not recognized any revenues to date. We expect costs of revenues to increase as we continue to add new customers and expand our service offerings in the enterprise and e-commerce business units.

   Sales and Marketing Expenses. Sales and marketing expenses include costs to acquire and retain customers, including costs associated with strategic relationships, advertising and promotions and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses were $20.5 million and $43.0 million for the three-month and six-month periods ended June 30, 2000, respectively. We incurred no sales and marketing expenses during the three-month or six-month periods ended June 30, 1999. The increase in sales and marketing is principally due to our marketing campaigns and advertising of our Internet-based services. We expect sales and marketing expenses to increase slightly as we continue to promote our brand and hire sales personnel in our enterprise and e-commerce business units to sell our mailing and shipping service offerings to their respective target markets.

   Research and Development Expenses. Research and development expenses principally consist of compensation for personnel involved in the development of our Internet mailing and shipping services and expenditures for consulting services and third-party software. Research and development expenses for the three-month and six-month periods ended June 30, 2000 were $8.0 million and $11.4 million, respectively, compared to $1.5 million and $2.7 million for the corresponding periods in 1999. The increase is due to higher personnel and consulting costs associated with the ongoing development of our Internet-based mailing and shipping services. We believe that significant investments in research and development are required to remain competitive and expect to continue incurring significant research and development expenses.

   General and Administrative Expenses. General and administrative expenses primarily consist of compensation and related costs for executive and administrative personnel, facility costs, and fees for legal and other professional services. General and administrative expenses for the three-month and six-month periods ended June 30, 2000 were $8.5 million and $14.4 million, respectively, compared to $3.5 million and $5.6 million for the corresponding periods in 1999. The increase is principally due to increased headcount and the expansion of our facilities related to the growth of our business, as well as legal fees related to the Pitney Bowes patent infringement claim. We expect general and administrative expenses to increase as we grow our business and incur additional costs related to the Pitney Bowes infringement claim.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles is principally due to the goodwill resulting from the acquisition of iShip.com in March 2000. Amortization expense is expected to increase significantly as the goodwill and other intangibles resulting from our acquisition are amortized over useful lives ranging from three to four years.

   Acquired In-Process Research and Development. We incurred a charge of $2.0 million in acquired in-process research and development in March 2000 related to our acquisition of iShip.com.

   Deferred Compensation. During 1998 and 1999, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. This will result in amortization expenses of deferred compensation over the period that these options vest, which ranges from three to four years from the date of grant.

   Interest Income (Expense), Net. Interest income (expense), net consists of income from our cash and cash equivalents net of interest expense related to financing our obligations. Interest income (expense), net for the three-month and six-month periods ended June 30, 2000 was $4.7 million and $9.7 million, respectively, compared to $350,000 and $352,000 for the three-month and six-month periods ended June 30, 1999, respectively. The increase is due to earnings on a higher average cash equivalent balance that resulted from our initial public offering in June 1999 and our follow-on public offering in December 1999.

Liquidity and Capital Resources

   As of June 30, 2000, the Company had approximately $333.6 million in cash and short-term investments. In June 1999, we completed our initial public offering, which resulted in net proceeds of $58.8 million. In December 1999, we completed a follow-on public offering, which resulted in net proceeds of $355.5 million. We regularly invest excess funds in short-term money market funds and commercial paper and do not engage in hedging or speculative activities.

   Through April 2000, our majority-owned subsidiary, EncrypTix, raised approximately $36.0 million in private financing from a group of financial and strategic investors. The proceeds of this financing will be used by EncrypTix for research and development, sales and marketing and general working capital purposes.

   Net cash used in operating activities was $50.5 million and $7.0 million for the six months ended June 30, 2000 and 1999, respectively. The increase in net cash used in operating activities resulted primarily from increases in net loss, principally due to higher sales and marketing expenses.

   Net cash used in investing activities was $64.9 million for the six months ended June 30, 2000 compared to $6.9 million for the corresponding period in 1999. The increase in net cash used in investing activities resulted primarily from net purchases of short-term investments and increased capital expenditures for computer equipment, purchased software and office equipment.

   Net cash provided by financing activities was $34.0 million and $77.5 million for the six months ended June 30, 2000 and 1999, respectively. The difference is net cash provided by financing activities is primarily attributed to our receipt of cash proceeds of approximately $58.8 million from our initial public offering in June 1999.

   We anticipate that our current cash balances will be sufficient to fund our operations through fiscal year 2001. However, we may require substantial working capital to fund our business and may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. See "Risk Factors--Our growth and operating results could be impaired if we are unable to meet our future capital requirements."

Quantitative and Qualitative Disclosure about Market Risk

   We are exposed to interest rate risk from the short-term investments and line of credit. At June 30, 2000, the short-term investments, which consist principally of corporate debt and commercial paper, approximated $113.2 million and had a related weighted average interest rate of 6.7%. At June 30, 2000, the line of credit balance totaled $1.5 million and the related interest rate was 10.5% (the bank's prime rate plus 1%).

   If market interest rates continue to rise, the value of the short-term investments will continue to decrease. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, and interest-bearing instruments.

                                  RISK FACTORS

BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN SUCH CASE, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

                  We face risks associated with our operations


The Internet postage and shipping markets are new and uncertain and our business may not develop.

  The markets for Internet postage and shipping are new, and their development is subject to substantial uncertainty. Our success and financial results are highly contingent upon the ability of our three business units--Small Business, Enterprise and E-Commerce--to address and develop these markets. We cannot assure you that these markets will fully develop, if at all.

  We depend heavily on the commercial acceptance of our Internet Postage service. We cannot predict if our target customers will choose the Internet as a means of purchasing postage, or if customers will be willing to pay a fee to use our service, or if potential users will select our services over services offered by our competitors. Our target customers often have alternatives to the US Postal Service and shipping services, including online invoicing, bill payment and financial transactions. The General Accounting Office, in a report issued on October 21, 1999, stated that competition from these alternatives could lead to substantial declines in the US Postal Service's First Class Mail volume in the next decade. These trends could limit the market opportunity for our Internet Postage service. In addition, the US Postal Service could suspend, terminate or offer services that compete against Internet postage, any of which could stop or negatively impact the commercial adoption of our Internet Postage service.

  While Internet postage is extremely important to our business, we also depend heavily on the commercial acceptance of our enterprise and e-commerce Internet mailing and shipping services. There can be no assurance that we will succeed in these businesses. Similar to Internet postage, Internet mailing and shipping services are at a very early stage and the market for these services has yet to develop. We have not released our enterprise or e-commerce services on a commercial scale and we cannot be sure that our services or that a substantial market for Internet mailing and shipping services will develop, if at all.

  If a significant market for any of our services fails to develop or develops slower than we expect, our business will fail.

If we do not effectively manage, market and sell our Internet mailing and shipping services or if we fail to make our services widely available, we may never achieve profitability and our business will be substantially harmed and could fail.

  We face numerous risks coincident with the introduction, sale and commercial availability of our services because of our very limited experience with the commercial rollout and use of our services. Specifically, our Internet Postage service was introduced less than a year ago (October 22, 1999), our enterprise services have yet to be deployed on any significant commercial scale, and our e-commerce services are not yet available for commercial use. As a result, we cannot be sure that our services will be widely available or adopted, that they will successfully process large numbers of user transactions or that our services will contain features that appeal to the broad range of customers that we target. If we experience problems with the availability, adoption, scalability or functionality of our services or if we are unable to offer attractive service enhancements in a timely manner, our ability to attract and retain customers and our results of operations would be adversely impacted. On the other hand, if we experience extensive interest in our services, we may fail to meet the expectations of customers due to limited experience in operating our services and the strains this demand will place on our Web site, customer service operations, network infrastructure or systems.

  In order to acquire customers and achieve wide distribution and use of our services, we must develop and execute cost-effective marketing campaigns and sales programs. Given the limited amount of time that our services have been commercially available, we have very limited experience conducting marketing campaigns. In addition, we have recently increased our emphasis on direct selling efforts and have begun to hire or outsource the resources necessary to support a direct sales channel. However, we have very limited experience regarding our ability to acquire customers through a direct sales channel. As a result of these limited marketing and sales experiences, we cannot predict our ability to attract customers for our services and we may fail to generate significant interest in any of our services. Furthermore, we may be unable to generate significant interest in our services in a cost-effective manner. If we fail to generate interest in our services or to acquire customers in a cost effective manner, our results of operations will be adversely affected and we may never achieve profitability.

  The continued availability of our Internet Postage service is dependent upon our service continuing to meet US Postal Service performance specifications and regulations. If at any time our Internet Postage service fails to meet US Postal Service requirements, we may be prohibited from offering this service and our business would be severely negatively impacted. Meanwhile, our Internet mailing and shipping services must meet the commercial demands of our customers, which are expected to range from small businesses to large enterprises. We cannot be sure that our services will appeal to or be adopted by such a wide range of customers. In addition, given our limited experience selling our services to enterprise customers, we cannot predict the length of enterprise sales cycles or
implementation times for our services.   If we fail to meet the demands of our
customers or if our customers implement our services slower than we expect, our business, results of operation and ability to achieve profitability will be negatively affected.

  Finally, our ability to obtain and retain customers depends on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed.

Success by Pitney Bowes in its suit against us alleging patent infringement could prevent us from offering our Internet Postage service and severely harm our business or cause it to fail.

  On June 16, 1999, Pitney Bowes filed a patent infringement lawsuit against us. The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint against us to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court granted Pitney Bowes permission to amend its complaint as requested.

  The outcome of the litigation that Pitney Bowes has brought against us is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suit against us.

  If Pitney Bowes prevails in its suit against us, we may be prevented from selling postage on the Internet. Alternatively, the Pitney Bowes suit could result in limitations on how we implement our services, delays and costs associated with redesigning our services and payments of license fees and other payments. Thus, if Pitney Bowes prevails in its suit against us, our business could be severely harmed or fail. In addition, the litigation could result in significant expenses and diversion of management time and other resources.

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

  As of June 30, 2000, we had an accumulated deficit of $149.9 million. For the six months ended June 30, 2000, we only generated $5.7 million of revenue. This minimal revenue amount can be attributed primarily to the fact that our Internet Postage service has been available for less than a year (October 22, 1999) and that our enterprise and e-commerce services have yet to be released on a commercial scale. Due to the need to establish our brand and services, we expect to incur increasing sales and marketing, research and development, and administrative expenses and therefore could continue to incur net losses for several years. As a result of the iShip.com acquisition in March 2000, our losses have increased because of additional costs and expenses related to amortization of goodwill, other intangibles and deferred compensation resulting from this acquisition; to an increase in the number of employees; an increase in sales and marketing activities; additional facilities and infrastructure; and assimilation of operations and personnel. Overall, we will need to generate significant revenues to achieve and maintain profitability.

  In connection with the iShip.com acquisition that we completed in March 2000, we will record a significant amount of intangibles, the amortization of which will significantly and adversely affect our operating results. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to an immediate write-down of up to the full amount of the investment. In this event, our net loss in any given period could be greater than anticipated and the market price of our stock could decline.

  Our ability to generate gross margins generally assumes that if a market for our services develops, we must generate significant revenues from a large base of active customers. We currently charge our customers a fee to use our Internet Postage service. Similarly, we expect to charge transaction fees for our enterprise and e-commerce services. In order to attract customers, we may run special promotions and offer discounts on fees, postage and supplies. However, given the lack of an established or proven commercial market for our services, we cannot be sure that customers will be receptive to our fee structures. Even if we are able to establish a sizeable base of users, we still may not generate sufficient gross margins to become profitable. In addition, our ability to generate revenues or achieve profitability could be adversely affected by special promotions or changes to our pricing plans.

If we cannot effectively manage our growth, our ability to provide services will suffer.

  Our reputation and ability to attract, serve and retain our customers depend upon the reliable performance of our Web site, network infrastructure and systems. We have a limited basis upon which to evaluate the capability of our systems to handle controlled or full commercial availability of our Internet Postage service or our enterprise and e-commerce mailing and shipping services. We have recently expanded our operations significantly, and further expansion likely will be required to address the anticipated growth in our user base and market opportunities. To manage the expected growth of operations and personnel, we will need to improve existing and implement new systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We may also need to expand our finance, administrative and operations staff.

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

If we are unable to maintain and develop our strategic relationships and distribution arrangements, our services may not achieve commercial acceptance.

  We have established strategic relationships with a number of third parties. To date, our strategic relationships generally involve the promotion and distribution of our services through our partners' products, services and Web sites. Recently, we have increased our focus on the direct sales channel and have entered into arrangements to have a third party direct sales force offer our services. In return for promoting or selling our services, our partners may receive revenue-sharing opportunities or per customer bounties. In order to achieve wide distribution of our services, we believe we must establish additional strategic relationships to market our services effectively. If one or more of our partners terminates or limits its relationship with us, our business could be severely harmed or fail. We have limited experience in establishing and maintaining strategic relationships and we may fail in our efforts to establish and maintain these relationships.

  Our current strategic relationships have not yet resulted in significant revenues, primarily because we have only recently commercially released our Internet Postage service and our enterprise and e-commerce services have yet to be released on a commercial scale. As a result, our strategic partners may not view their relationships with us as significant or vital to their businesses and consequently, may not perform according to our expectations. We have little ability to control the efforts of our strategic partners and, even if we are successful in establishing strategic relationships, these relationships may not be successful.

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

  We must quickly build our brands for our mailing and shipping service in order to gain market acceptance for our services. We believe it is imperative to our long-term success that we obtain significant market share for our services before other competitors enter the Internet postage and shipping markets. We must make substantial expenditures on product development, strategic relationships and marketing and sales initiatives in an effort to establish our brand awareness. In addition, we must devote significant resources to ensure that our users are provided with a high quality service experience supported by a high level of customer service. We cannot be certain that we will have sufficient resources to build our brands and realize commercial acceptance of our services. If we fail to gain market acceptance for our services, our business will suffer dramatically or may fail.

System and online security failures could harm our business and operating results.

  Our services depend on the efficient and uninterrupted operation of our computer and communications hardware systems. In addition, we must provide a high level of security for the transactions we execute. We rely on internally developed and third party technology to provide secure transmission of postage and other confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers. Furthermore, if we are unable to provide adequate security, the US Postal Service could prohibit us from selling postage over the Internet and our enterprise and e-commerce customers could discontinue use of our mailing and shipping services.

  Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have entered into an Internet hosting agreement with Exodus Communications, Inc. to maintain our Internet postage servers at Exodus' data centers in Southern California. Our operations depend on Exodus' ability to protect its and our systems in its data center against damage or interruption. Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have obtained insurance for some of these disruptions; however, we cannot be certain that our coverage will be sufficient to compensate us for losses that may occur due to these types of disruptions.

  We have experienced unplanned system interruptions in the past and may experience them again in the future. Unplanned interruptions that we have had in the past have resulted in instances where current customers could not access their accounts or purchase postage or supplies from our online store and potential customers could not register for our services. Some of these past interruptions have lasted several hours. Any substantial interruptions in the future could result in the loss of data and could completely impair our ability to process transactions, register new customers and generate revenues from our services and our online store. We do have a business interruption plan that we continue to refine and update; however, we do not presently have a full disaster recovery plan in effect to cover loss of facilities and equipment. In addition, we do not have a "fail-over" site that mirrors our infrastructure to allow us to operate from a second location. We have business interruption insurance; however, we cannot be certain that our coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions.

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

  We may establish subsidiaries, enter into joint ventures or pursue the acquisition of new or complementary businesses, products or technologies in an effort to enter into new business areas, diversify our sources of revenue and expand our product and service offerings. We have no commitments or agreements and are not currently engaged in discussions for any material acquisitions or investments. We continue to evaluate incremental revenue opportunities and derivative applications of our technology and may pursue and develop those opportunities with strategic partners and investors, both domestically and internationally. To the extent we pursue new or complementary businesses, we may not be able to expand our service offerings and related operations in a cost-effective or timely manner. We may experience increased costs, delays and diversions of management's attention when integrating any new businesses or service. We may lose key personnel from our operations or those of any acquired business. Furthermore, any new business or service we launch that is not favorably received by users could damage our reputation and brand name in the Internet postage and shipping or other markets that we enter. We also cannot be certain that we will generate satisfactory revenues from any expanded services or products to offset related costs. Any expansion of our operations would also require significant additional expenses, and these efforts may strain our management, financial and operational resources. Additionally, future acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and operating results. New issuances of securities may also have rights, preferences and privileges senior to those of our common stock.

Fluctuations in our operating results could cause our stock price to fall.

  Given our limited operating history, we have not generated any significant revenues from our operations. In addition, the market for Internet mailing and shipping services is very new and uncertain. Accordingly, we have a limited basis upon which to predict future operating results. We expect that our revenues, margins and operating results will fluctuate significantly due to a variety of factors, many of which are outside of our control. These factors include: (a) the success of the commercial release of services; (b) the costs of defending ourselves in the Pitney Bowes litigation or against other intellectual property claims; (c) the costs of our marketing and sales programs to establish, promote and distribute our brand names and services; (d) the demand for our services; (e) our ability to develop and maintain strategic distribution relationships and a direct sales channel; (f) the number, timing and significance of new products or services introduced by both us and our competitors; (g) our ability to develop, market and introduce new and enhanced services on a timely basis; (h) the level of service and price competition; (i) the increases in our operating expenses as we expand operations; (j) US Postal Service regulation and policies and (k) general economic factors.

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

  We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect our rights in our products, services, know-how and information. We have three issued US patents and have filed 41 patent applications in the United States, and two international patent applications. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents, trademarks and service marks in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents.

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

  We believe that our current cash balances will allow us to fund our operations through fiscal year 2001. However, we may require substantial working capital to fund our business and we may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. Our future capital needs depend on many factors, including market acceptance of our postage and shipping services; the level of promotion and advertising of our postage and shipping services; the level of our development efforts; rate of customer acquisition and retention of our Internet mailing and shipping services; and changes in technology.

  The various elements of our business and growth strategies, including our plans to support fully the commercial release of our services, our introduction of new products and services and our investments in infrastructure will require additional capital. If we are unable to raise additional necessary capital in the future or generate sufficient working capital, we may be required to curtail our operations significantly or obtain funding through the relinquishment of significant technology or markets. Also, raising additional equity capital would have a dilutive effect on existing stockholders.

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

                   We face risks associated with our markets

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

  The evolving nature of the Internet or the Internet mailing and shipping markets could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to license or acquire leading technologies useful in our business; enhance our existing services; develop new services or features and technology that address the increasingly sophisticated and varied needs of our current and prospective users; and respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

  Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not be successful in using new technologies effectively or adapting our technology and systems to user requirements or emerging industry standards on a timely basis. Our ability to remain technologically competitive may require substantial expenditures and lead-time. If we are unable to adapt in a timely manner to changing market conditions or user requirements, our business, financial condition and results of operations could be seriously harmed.

If we are unable to compete successfully, particularly against large, traditional providers of postage products such as Pitney Bowes who enter the online postage and shipping markets, our revenues and operating results will suffer.

  The market for Internet postage products and services is new and is intensely competitive. At present, E-Stamp has a hardware-based product commercially available and has announced that it begun testing a Web-based product through the Information Based Indicia Program. Pitney Bowes has a software-based product commercially available and has a hardware-based product in beta testing. Neopost Industrie has hardware and software products in beta testing. If any of our competitors, including Pitney Bowes, provide the same or similar service as we provide, our operations could be adversely impacted.

  Internet postage may not be widely adopted by customers. These customers may continue to use traditional means to purchase postage, including purchasing postage from their local post office. If Internet postage becomes a viable market, we may not be able to establish or maintain a competitive position against current or future competitors as they enter the market. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. As a result, our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. We may from time to time make pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. These actions could result in reduced margins and seriously harm our business.

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

  As a result of the iShip.com acquisition in March 2000, we also compete with companies that provide shipping solutions to businesses. Customers may continue using the direct services of the US Postal Service, UPS, FedEx and other major shippers, instead of adopting our multi-carrier, online service. Alternatively, traditional and/or potential competitors with greater resources than us, like Pitney Bowes, may develop more successful Internet solutions or deter acceptance of our service offerings. In addition, companies including TanData Corporation, GoShip.com, BITS, Inc./Intershipper.net, Kewill Systems, Accuship, PackageNet and Virtan, Inc./SmartShip, Return.com and ClickReturns.com are competing in shipping services. We also face a significant risk that large shipping companies will collaborate in the development and operation of an online shipping system that could make our Internet shipping services obsolete.

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

Our operating results could be impaired if our business or the Internet become subject to additional government regulation and legal uncertainties.

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

  We have employees and offer our services in multiple states and plan to expand both domestically and internationally. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our services or prosecute us for violations of their laws. Further, we might unintentionally violate the laws of foreign jurisdictions and those laws may be modified and new laws may be enacted in the future.

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

  Even though the US government has recently adopted more flexible export rules for software, our ability to provide service in international markets may still be impacted by the export control laws of the United States. Our software technology may make us subject to stronger export controls in some instances, and may prevent us from being able to export our products and services. Regulations and standards of the Universal Postal Union and other international bodies may also limit our ability to provide international mail services.

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

  Public sales of substantial amounts of common stock purchased in private financings prior to our initial public offering or upon the exercise of stock options or warrants could adversely affect the prevailing market price of our common stock. All of these shares are available for immediate sale, subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Sales of substantial amounts of common stock in the public market, or the perception that these sales could occur, could adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  We are exposed to interest rate risk from the short-term investments and line of credit. At June 30, 2000, the short-term investments, which consist principally of corporate debt and commercial paper, approximated $113.2 million and had a related weighted average interest rate of 6.7%. At June 30, 2000, the line of credit balance totaled $1.5 million and the related interest rate was 10.5% (the bank's prime rate plus 1%).

  If market interest rates continue to rise, the value of the short-term investments will continue to decrease. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade and interest-bearing instruments.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

  On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court granted Pitney Bowes permission to amend its complaint as requested.

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

Item 2.  Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

  (a) The 2000 Annual Meeting of the stockholders of Stamps.com was held on June 13, 2000 in Santa Monica, California.

  (b) The directors elected at the 2000 Annual Meeting were: David C. Bohnett, Thomas H. Bruggere, G. Bradford Jones and Stephen M. Teglovic. Each of Messrs. Bohnett, Bruggere, Jones and Teglovic serve as Class I Directors whose terms will expire at the 2003 annual meeting of stockholders. Each of Mohan Ananda, Thomas Clancy, John Duffy and Marvin Runyon currently serve as Class II directors whose terms expire at the 2001 annual meeting of stockholders. Finally, each of Jeffrey Brown, John Payne, Loren Smith and Carolyn Ticknor serve as Class III directors whose terms will expire at the 2002 annual meeting of stockholders.

  (c)    At the annual meeting, the stockholders:

            (1) Voted to elect four Class I directors named above, with the following vote:

                For            37,038,107
                Abstain            43,173

            (2) Voted to approve an amendment to the Stamps.com 1999 Stock
                Incentive Plan to increase by 2.0 million the number of shares of Stamps.com common stock issuable under the plan, with the following vote:


                For            35,027,374
                Against         2,034,173
                Abstain            19,733; and

            (3) Voted to ratify the appointment of Arthur Andersen LLP as the
                Company's independent auditors for the fiscal year ending December 31, 2000, with the following vote:

                For            37,028,902
                Against            17,119
                Abstain            35,259.

  (d)    Not applicable.

Item 5.  Other Information.

 Transaction with John M. Payne

  In February 2000, Mr. Payne, our Chairman and Chief Executive Officer, purchased 187,000 shares of our common stock on the open market for an aggregate purchase price of approximately $6.0 million. Mr. Payne purchased the shares on margin and the margin account is secured by a pledge of 1,467,500 shares of our common stock held by Mr. Payne, of which approximately 719,000 shares are subject to a right of repurchase in favor of Stamps.com. As of August 4, 2000, Mr. Payne's total indebtedness under the margin account was $7.0 million, which amount consists of the purchase price of the 187,000 shares, accrued interest on the purchase price and other fees and indebtedness incurred by Mr. Payne.

  In April 2000, we agreed to guarantee Mr. Payne's margin account in the event the value of the shares pledged by Mr. Payne is insufficient collateral to secure the indebtedness outstanding under the margin account. Our guarantee is in the form of a single-purpose line of credit extended to Mr. Payne which will have a balance due to us to the extent the value of the pledged shares is insufficient collateral to secure indebtedness outstanding under the margin account. This line of credit is secured by all of Mr. Payne's assets.

  In addition, the Company has entered into a loan repayment agreement with Mr. Payne and the brokerage firm where he maintains his margin account. Under the terms of that agreement, the Company agrees to guarantee Mr. Payne's margin account. The agreement further provides that, without previous notice to or consent from Mr. Payne, the Company may require the sale of any or all shares of Stamps.com stock held by Mr. Payne in order to satisfy any balances due under the terms of Mr. Payne's margin account. More specifically, the Company may require such sales in the event the closing price of Stamps.com on Nasdaq is below $6 per share for three consecutive trading days or if the closing price of Stamps.com on Nasdaq is greater than $30 per share on any trading day. The loan repayment agreement also provides that the brokerage firm may not extend Mr. Payne any additional credit, except to allow for the accrual of interest against the outstanding balance of the margin account.

  Finally, Mr. Payne has agreed to sell a minimum of 100,000 shares of common stock during each fiscal quarter (beginning the third fiscal quarter of 2000) in order to pay down the indebtedness outstanding under the margin account.

  The relevant agreements for this transaction are attached as Exhibits 10.44,
10.45 and 10.46 to this quarterly report.

Amendment to Employee Stock Purchase Plan

  On June 14, 2000, our Board of Directors approved an amendment to our 1999 Employee Stock Purchase Plan. The Amendment increases the aggregate amount of shares available for purchase by all participants at each semi-annual purchase date from 75,000 to 150,000. Semi-annual purchase dates occur on the last business day of January and July of each year.

Addition of Chief Marketing Officer

  On July 8, 2000, David B. Shoenfeld was named an Executive Vice President and our Chief Marketing Officer. Mr. Shoenfeld was formerly Senior Vice President of Worldwide Marketing and Communications for FedEx.

Item 6.   Exhibits and Reports on Form 8-K.

  (a) Exhibits.

      10.44     Amended and Restated Loan Repayment Agreement.

      10.45     Revolving Note Secured by Stock Pledge Agreement dated April 12,
                2000.

      10.46     Stock Pledge Agreement dated April 12, 2000.

      27.1      Financial Data Schedule.

  (b) Reports on Form 8-K.

      None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Stamps.com Inc.
                                            -------------------------------
                                                    (Registrant)

     August 14, 2000                /s/ John W. LaValle
     -------------------        --------------------------
            Date                        John W. LaValle
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

     August 14, 2000                /s/ Candelario J. Andalon
     -------------------        -----------------------------
            Date                        Candelario J. Andalon
                                        Corporate Controller
                                        (Principal Accounting Officer)