Form 10-Q
period 2000-09-30
STAMPS COM INC
filed 2000-11-14
CIK 1082923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2000
                               -------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _________________

Commission file number: ______________________________________________________

                                Stamps.com Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                         77-0454966
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     The number of shares of the registrant's common stock, $0.001 par value, issued and outstanding as of November 8, 2000 was 49,359,729.

--------------------------------------------------------------------------------

                                STAMPS.COM INC.

                              QUARTERLY REPORT ON
                                   FORM 10-Q
                           THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2000

                                      INDEX

Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets at September 30, 2000 and December 31, 1999

          Unaudited Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2000 and 1999

          Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         26

PART II   OTHER INFORMATION                                                  27

Item 1.   Legal Proceedings                                                  27

Item 2.   Change in Securities and Use of Proceeds                           28

Item 3.   Defaults Upon Senior Securities                                    28

Item 4.   Submission of Matters to a Vote of Security Holders                28

Item 5.   Other Information                                                  28

Item 6.   Exhibits and Reports on Form 8-K                                   28

Signatures                                                                   29

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                 STAMPS.COM INC.

                           CONSOLIDATED BALANCE SHEETS


                                                            September 30,     December 31,
                                                                2000             1999
                                                             -----------------------------
                                                             (unaudited)
ASSETS                                                              (In thousands)
Current assets:
     Cash and short-term investments........................ $    290,090     $   374,746
     Accounts receivable....................................        1,879             134
     Prepaid expenses.......................................       13,535          23,883
                                                             ------------     -----------
Total current assets........................................      305,504         398,763
Property and equipment, net.................................       49,184           9,702
Goodwill and other intangible assets, net...................      188,461              --
Other assets................................................        6,063           1,977
                                                             ------------     -----------
Total assets................................................ $    549,212     $   410,442
                                                             ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit......................................... $      1,917     $     1,000
     Accounts payable.......................................        6,509           2,707
     Accrued expenses.......................................        7,196           4,004
     Deferred revenue.......................................        2,546             182
     Current portion of long-term debt and capital leases...        3,833             513
                                                             ------------     -----------
Total current liabilities...................................       22,001           8,406
Long-term debt and capital leases, less current portion.....        4,109             438
Commitments and contingencies
     Minority interest in consolidated subsidiary ..........       34,784              --
Stockholders' equity:
     Common stock...........................................           49              42
     Additional paid-in capital.............................      718,658         472,714
     Notes receivable from stock sales......................         (101)           (101)
     Deferred compensation..................................      (25,075)         (9,435)
     Accumulated deficit....................................     (205,213)        (60,683)
     Treasury stock at cost.................................           --            (939)
                                                             ------------     -----------
Total stockholders' equity..................................      488,318         401,598
                                                             ------------     -----------
Total liabilities and stockholders' equity.................. $    549,212     $   410,442
                                                             ============     ===========

  The accompanying notes are an integral part of these financial statements.

                                 STAMPS.COM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       Three Months Ended           Nine Months Ended
                                                                         September 30,                 September 30,
                                                                         -------------                 -------------
                                                                      2000           1999           2000         1999
                                                                      ----           ----           ----         ----
                                                                            (In thousands, except per share data)

Revenues ...................................................     $     4,201  $      --     $      9,911   $       --
Cost of revenues ...........................................           5,644         --           19,131           --
                                                                 -----------  ---------     ------------   ----------
          Gross profit......................................          (1,443)        --           (9,220)          --

Operating expenses:
     Sales and marketing....................................          20,573      7,640           59,537       10,856
     Research and development...............................          10,269      2,371           21,689        5,049
     General and administrative.............................          11,436      3,363           25,817        5,766
     Amortization of goodwill and other intangibles.........          13,772         --           32,175           --
     Acquired in-process research and development...........              --         --            2,000           --
     Deferred compensation amortization.....................           3,123      1,050            9,022        2,510
                                                                 -----------  ---------     ------------   ----------
                                                                      59,173     14,424          150,240       24,181
                                                                 -----------  ---------     ------------   ----------
Loss from operations .......................................         (60,616)   (14,424)        (159,460)     (24,181)
Other income (expense):
     Interest expense.......................................            (213)       (40)            (377)        (122)
     Interest income........................................           5,482        766           15,307        1,200
                                                                 -----------  ---------     ------------   ----------
Net loss....................................................     $   (55,347) $ (13,698)    $   (144,530)  $  (23,103)
                                                                 ===========  =========     ============   ==========

Basic and diluted net loss per share........................     $     (1.15)  $  (0.40)    $      (3.11)  $    (1.59)
                                                                 ===========   ========     ============   ==========
Weighted average shares outstanding used in basic and diluted
per-share calculation ......................................          48,259     34,102           46,418       14,496
                                                                 ===========   ========      ===========    =========

  The accompanying notes are an integral part of these financial statements.

                                 STAMPS.COM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                  2000            1999
                                                                              -----------      ---------
                                                                                     (In thousands)
Operating activities:
Net loss.............................................................          $ (144,530)     $ (23,103)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization.............................             37,952            555
            Amortization of deferred compensation.....................              9,022          2,510
            Charge for acquired in-process research and development...              2,000             --
            Changes in operating assets and liabilities, net of effects of acquisition:
                  Accounts receivable.................................             (1,738)            --
                  Prepaid expenses....................................             10,825         (7,167)
                  Accounts payable....................................              1,422          1,939
                  Accrued expenses....................................              2,944          2,696
                  Deferred revenue....................................              2,363             --
                                                                               ----------      ---------
Net cash used in operating activities.................................            (79,740)       (22,570)

Investing activities:
      Purchase of short-term investments, net.........................           (119,576)       (19,640)
      Acquisition of property and equipment...........................            (33,296)        (4,562)
      Acquisition of iShip.com, net of cash acquired..................             (2,111)            --
      Other...........................................................             (5,495)          (198)
                                                                               ----------      ---------
 Net cash used in investing activities................................           (160,478)       (24,400)

Financing activities:
      Repayment of long-term debt and capital leases .................                 12           (150)
      Repayment of line of credit ....................................               (949)            --
      Issuance of redeemable preferred stock of subsidiary, net.......             34,784             --
      Issuance of redeemable preferred stock, net.....................                 --         28,299
      Issuance of common stock........................................              1,200         57,842
      Repurchase of common stock......................................                939           (939)
      Proceeds from exercise of stock options.........................                 --              6
                                                                               ----------      ---------
Net cash provided by financing activities.............................             35,986         85,058
Net (decrease) increase in cash and cash equivalents..................           (204,232)        38,088
Cash and cash equivalents at beginning of period......................            326,820
                                                                                                   1,966
                                                                               ----------      ---------
Cash and cash equivalents at end of period............................            122,588         40,054
Short-term investments................................................            167,502         21,144
                                                                               ----------      ---------
Cash and short-term investments.......................................         $  290,090      $  61,198
                                                                               ==========      =========

  The accompanying notes are an integral part of these financial statements.

                                STAMPS.COM INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED)

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

Principles of Consolidation

    The consolidated financial statements include the accounts of Stamps.com Inc. (the "Company") and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

2.  Acquisition of iShip.com

    On March 7, 2000, the Company completed the acquisition of iShip.com, Inc. ("iShip"), a development stage enterprise developing Internet-based shipping technology. In connection with the acquisition, approximately 5.6 million shares of Stamps.com common stock were issued in exchange for all outstanding iShip stock. An additional 1.6 million shares of Stamps.com common stock have been reserved for issuance upon exercise of options and warrants assumed in the transaction. Finally, 800,000 shares of Stamps.com common stock have been deposited into an escrow account. The escrow amount is intended to compensate the Company for any inaccuracy or breach of any representation, warranty, covenant or agreement of iShip as contained in the merger agreement. The shares must remain in the escrow fund for a period of one year from the close of the acquisition. The parties are currently not aware of any inaccuracy or breach of any representation, warranty, covenant or agreement of iShip as contained in the merger agreement.

      The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company recorded intangible assets of $220.4 million and deferred compensation of $24.7 million, which will be amortized over periods ranging from three to four years. Results of operations for iShip have been included with those of the Company for periods subsequent to the acquisition date.

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
                                                                     ========

      Presented below is unaudited selected pro forma financial information, presenting the results of operations of the Company as if the acquisition had taken place on January 1 (in thousands, except per share amounts):

                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                               --------------------------------   -------------------------------
                                                    2000             1999             2000              1999
                                                    ----             ----             ----              ----
Revenues                                            $4,201             $--           $9,911               $--
Net loss                                          $(55,347)       $(13,698)       $(157,541)         $(29,294)
Basic and diluted net loss per share                $(1.15)         $(0.40)          $(3.03)           $(1.31)
Shares used in per share calculation - basic        48,259          34,102           51,990            22,412
and diluted

      The unaudited pro forma information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods indicated, nor should it be indicative of operations for any future date or period.

3.   Change in Subsidiary Ownership

      During the first half of this year, the Company sold approximately 42% of EncrypTix, Inc., until then a wholly owned subsidiary, in a private financing of approximately $35.8 million. The financing was completed in April 2000.

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

     There are no intersegment revenues between the three reportable segments. Shared support service functions such as human resources, facilities management and other infrastructure support groups are consolidated in general & administrative and allocated to the three operating segments based on usage or headcount, where practical. The information available to the chief operating decision makers of the Company does not include allocations of assets and liabilities to the Company's segments. As of September 30, 2000, revenues and operating losses by reportable segment were as follows (in thousands):

                Three Months Ended September 30, 2000                   Nine Months Ended September 30, 2000

               -------------------------------------------------------------------------------------------------------
                Small                                             Small
                -----                                             -----
                Business       Enterprise          E-Commerce     Business       Enterprise      E-Commerce
                --------       ----------          ----------     --------       ----------      ----------
Revenues        $  3,701       $      500          $      --       $  7,411     $    2,500      $       --

Operating        (32,947)          (7,701)            (2,281)       (94,724)       (18,106)         (4,866)
expenses

     A reconciliation of combined operating losses for the reportable segments to consolidated net loss is as follows:

                                                   Three Months Ended                Nine Months Ended September 30
                                                      September 30
                                            ---------------------------------------------------------------------------
                                                2000                    1999                2000               1999
                                                ----                    ----                ----               ----
Operating Revenues                              $4,201                     $
                                                                          ---               $9,911                 $
                                                                                                                  ---
Total operating expenses for                   (42,929)                $(13,374)          (117,696)            $(21,671)
reportable segments
Other losses /1/                               (21,888)                  (1,050)           (51,675)              (2,510)
                                             ---------                 --------         ----------             --------
Operating loss                               $ (60,616)                $(14,424)        $ (159,460)            $(24,181)
                                             =========                 ========         ==========             ========

     1. For the three months ended September 30, 2000, Other Losses include EncrypTix operating losses of $5.0 million, deferred compensation of $3.1 million and amortization of goodwill of $13.8 million. For the nine months ended September 30, 2000, Other Losses include EncrypTix operating losses of $8.5 million, deferred compensation amortization of $9.0 million, amortization of goodwill of $32.2 million and in-process research and development charges of $2 million. Other Losses also includes $1.1 million and $2.5 million of deferred compensation for the three and nine month periods ended September 30, 1999, respectively.

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

7.  Related Party Transactions

     In February 2000, Mr. Payne (former Chairman of the Board and Chief Executive Officer, and current director) purchased 187,000 shares of the Company's common stock on the open market for an aggregate purchase price of approximately $6.0 million. The shares were purchased on margin by Mr. Payne and the margin account was secured by a pledge of 1,467,500 shares of the Company's common stock held by Mr. Payne, of which approximately 593,750 shares are subject to repurchase by the Company. As of October 31, 2000, Mr. Payne's total indebtedness under the margin account was approximately $6.7 million, which amount consists of the purchase price of the 187,000 shares, accrued interest on the purchase price and other fees and indebtedness incurred by Mr. Payne, less the proceeds from his sale of the Company's common stock during the third quarter.

     In April 2000, the Company agreed to guarantee Mr. Payne's margin account in the event the value of the shares pledged is insufficient collateral to secure the indebtedness outstanding under the margin account. The guarantee is in the form of a single-purpose line of credit extended to Mr. Payne which will have a balance due to the Company to the extent the value of the pledged shares is insufficient collateral to secure indebtedness outstanding under the margin account. This line of credit is secured by all of Mr. Payne's assets.

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

     Mr. Payne agreed to sell a minimum of 100,000 shares of common stock during each fiscal quarter (beginning the third fiscal quarter of 2000) in order to pay down the indebtedness outstanding under the margin account. Pursuant to this agreement, on August 29, 2000, Mr. Payne sold 7,500 shares at a price of $4.50 per share and 92,500 shares at a price of $4.3125 per share, which resulted in aggregate repayment of indebtedness in the amount of approximately $430,000.

8. Subsequent Event

     In October 2000, the Company experienced significant personnel changes at the senior management level including the resignation of its Chief Executive Officer and Chairman of the Board, its President and Chief Operating Officer, its Chief Financial Officer and its Controller. Additionally, the Company's Chief Marketing Officer departed in connection with the Company's recent restructuring. Although the Board has appointed Bruce Coleman as interim Chief Executive Officer and Kenneth McBride, the Company's previous Senior Director of Finance, as the Company's acting Chief Financial Officer, permanent replacements have not been appointed and the position of Controller remains open. The Company does not currently anticipate that it will hire a new Chief Marketing Officer.

     In October 2000, the Company implemented a new business strategy in an effort to more rapidly decrease its operating losses and enhance its ability to achieve profitability. This strategy involved a restructuring that reduced the Company's total headcount by approximately 40%, which included full time, part time and contract employees. The Company also announced that it would implement other cost-cutting programs, including a significant reduction in and redeployment of its sales and marketing expenses to those programs that have demonstrated higher returns on investment. Finally, the Company is combining its Enterprise and E-Commerce Business Units to reduce duplication of costs and effort. The Company expects to take a one-time charge in the fourth quarter of 2000 relating to this restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

     This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning the uncertainty of the Internet mailing and shipping markets; our ability to make our services widely available and the uncertainty of the commercial adoption of our services; our ability to implement our new business strategy; our ability to achieve profitability; pending litigation regarding intellectual property infringement allegations; recent changes in our business strategy and executive management; regulation of our business; projected operating losses; strategic relationships, direct sales and distribution arrangements; the security of our mailing and shipping services; competition; the need for additional capital; and the commercial acceptance of our services. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") on April 28, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our 10-K/A filed with the SEC on April 28, 2000, that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Overview

     Stamps.com provides easy, convenient and cost-effective Internet-based services for mailing or shipping letters, packages or parcels anywhere and at anytime. Our core mailing and shipping services are designed to allow individual consumers or employees of small businesses or larger enterprises to select a carrier, print US postage or shipping labels from multiple carriers, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs. With all of our services, no additional hardware is required; a customer can access our services through an existing Internet connection and print postage or shipping labels with ordinary laser or inkjet printers.

     In October 2000, we experienced significant personnel changes at the senior management level including the resignation of our Chief Executive Officer and Chairman of the Board, our President and Chief Operating Officer, our Chief Financial Officer and our Controller. Additionally, our Chief Marketing Officer departed in connection with our recent restructuring. Although the Board has appointed Bruce Coleman as interim Chief Executive Officer and Kenneth McBride, our previous Senior Director of Finance, as our acting Chief Financial Officer, permanent replacements have not been appointed and the position of Controller remains open. We do not currently anticipate that we will hire a new Chief Marketing Officer. We cannot predict how these changes in management will affect our business. However, if we fail to attract and retain qualified individuals for these senior management positions, our business, financial condition and results of operations will be seriously harmed.

     In October 2000, we implemented a new business strategy in an effort to more rapidly decrease our operating losses and enhance our ability to achieve profitability. This strategy involved a restructuring that reduced our total headcount by approximately 40%, which included full time, part time and contract employees. We also announced that we would implement other cost-cutting programs, including a significant reduction in and redeployment of our sales and marketing to those programs that have demonstrated higher returns on investment. Finally, we are combining our Enterprise and E-Commerce Business Units to reduce duplication of costs and effort. We expect to take a one-time charge in the fourth quarter of 2000 relating to this restructuring. If our new business strategy is not successful, we will not achieve profitability as currently planned, if at all.

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

     The revenues from our small business services consist primarily of fees for our Internet Postage Service and commission fees from our online store operated by a third-party. Service fee revenues are generated from the two service plans that we are currently offering to our users: Simple Plan and Power Plan. Under the Simple Plan, a user purchases postage at cost and is charged a monthly convenience fee of 10% of the value of postage printed during a month. There is a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99. Beginning in November

2000, the monthly minimum fee will be increased to $4.49. The Power Plan was introduced at the beginning of our second quarter of 2000, in response to customer requests for a fixed monthly pricing plan. Under the Power Plan, a user purchases postage at cost and pays $15.99 per month for unlimited use of our service. For the third quarter of 2000, approximately 50% of our service fee revenues was generated from Power Plan customers and the remaining 50% was from Simple Plan customers. Service fees are calculated and charged at the end of a monthly billing cycle.

     The revenues from our Internet-based shipping services are primarily generated from recurring, transaction-based service fees. Also, we generate revenues from advertising and revenue share arrangements. We expect revenues to increase in 2000 as we continue to grow our customer base in the Internet Postage service and as we fully rollout our Internet-based shipping services.

     Enterprise Services: We offer companies with more than 100 employees an Internet-based, multi-carrier mailing and shipping service. The enterprise service will allow corporations to centrally manage and control costs from mailing and shipping activities across multiple carriers and can be distributed to thousands of corporate desktops using only a Web browser. The largest customer to date of the enterprise service is Mail Boxes Etc. USA, Inc., a retail business, communication and postal services franchiser. There are currently over 1,100 Mail Boxes Etc. franchises utilizing our services. Under our current agreement with Mail Boxes Etc., we are to receive a fixed service fee of $500,000 per month. Due to delays in delivering our products and a dispute with Mail Boxes Etc. relating to certain product features, we have not received payment under this contract since July 2000. We are currently working with Mail Boxes Etc. in an effort to resolve this dispute and have taken a reserve for unpaid amounts. On January 1, 2001, the fixed monthly service fee converts to a per transaction fee. Given current transaction volume being produced by Mail Boxes Etc. franchises, we do not expect in the short term to achieve the level of monthly revenue that has been produced under the current fixed monthly service fee arrangement. Furthermore, if transaction volumes do not increase or if we are unable to resolve our current disputes with Mail Boxes Etc., we can provide no assurances that our agreement will provide historical levels of revenue or significant revenues at all.

     E-commerce Services: Our e-commerce services strategic business unit will be combined with our enterprise services strategic business unit as part of our new business strategy. Although we currently have no plans to deploy e-commerce services independent of our enterprise services, we may deploy e-commerce services in the future. If we choose to apply our technologies to e-commerce services our objective will be to address the growing shipping needs of e-tailers and other online businesses, including auctioneers. These services could be embedded in auction Web sites, e-tailer "shopping carts" and other points-of-purchase on various Web sites, enabling buyers and sellers to select precise pricing and delivery terms from among a variety of carrier choices. Revenues from our e-commerce services, if any, will likely be primarily generated from recurring, transaction-based service fees.

     The markets for our Internet postage and shipping are new, and their development is subject to substantial uncertainty. Our success and financial results are highly contingent upon our ability to address and develop these markets. We cannot assure you that these markets will fully develop, if at all. If a significant market for any of our services fails to develop or develops slower than we expect, our business will fail. Additionally, if we do not effectively manage, market and sell our Internet mailing and shipping services, we may never achieve profitability and our business will be substantially harmed and could fail. More specifically, we cannot be sure that our services will be widely available in a timely manner or adopted, that they will successfully process large numbers of user transactions or that our services will contain features that appeal to the broad range of customers that we target. If we experience problems with the availability, adoption, scalability or functionality of our services or if we are unable to offer attractive service enhancements in a timely manner, our ability to attract and retain customers and our results of operations would be adversely impacted. See "Risk Factors--The Internet postage and shipping markets are new and uncertain and our business may not develop" and "-If we do not effectively manage, market and sell our Internet mailing and shipping services or if we fail to make our services widely available, we may never achieve profitability and our business will be substantially harmed and could fail."

     From time to time, we may offer special promotions to attract new customers to our mailing and shipping services. Currently, these promotions involve waiving or discounting service fees, discounts on supplies offered through our online store, or free postage, supplies or services. We cannot predict the impact of any promotion or pricing plan changes and our ability to generate revenues or achieve profitability could be adversely affected by special promotions or changes to the pricing plans. Furthermore, given the lack of an established or proven commercial market for our services, we are unable to quantify the total impact of these promotions on revenue and profitability. See "Risk Factors--We have a history of losses and expect to incur losses in the future, and we may never achieve profitability."

Results of Operations

     Revenues

     Small Business. Revenues from small business were approximately $3.7 million and $7.4 million for the three-month and nine-month periods ended September 30, 2000, respectively. There were no revenues during the three-month or nine-month periods ended September 30, 1999 as we launched our first service, Internet Postage, on October 22, 1999. The increase for both periods was due primarily to the acquisition of new customers and recurring revenue from existing customers. The increase in the current quarter was due also to the success of the Power Plan, which was introduced in the second quarter and generates eight times the monthly revenue of a Simple Plan customer that incurs the minimum Simple Plan monthly fee. We expect revenues to increase as we continue to add new customers from both service plans.

     Enterprise. Revenues from the enterprise segment were $0.5 million and $2.5 million for the three-month and nine-month periods ended September 30, 2000, respectively. There were no revenues during the three-month or nine-month periods ended September 30, 1999 as we did not have any shipping service offerings until March 2000. Enterprise revenues were generated from Mail Boxes, Etc., our largest customer to date of the enterprise service. Under our current agreement with Mail Boxes Etc., we are to receive a fixed service fee of $500,000 per month. On January 1, 2001, this fixed monthly service fee converts to a per transaction fee under the terms of the agreement. We did not recognize $1.0 million in revenue from Mail Boxes Etc. during the third quarter due to delays in delivering our products and a dispute over certain product features. The service is currently deployed at other customer sites on a free trial basis. We expect that revenues will decrease as service fees from Mail Boxes Etc. convert from a fixed monthly service fee to a transaction-based fee structure pursuant to the terms of our agreement with them, and will thereafter increase as we roll out our services on a commercial scale and attract more customers to use our enterprise services to ship significant volumes of postage.

     E-commerce. There were no revenues from the e-commerce segment for the three-month or nine-month periods ended September 30, 2000 or 1999. In future reports, revenue from e-commerce services, if any, will be reported as part of the enterprise segment.

     Cost of Revenues. Cost of revenues primarily consist of costs related to customer service activities and network operations and, to a lesser extent, bank processing charges for customer fees paid by credit card, Internet connection charges, depreciation of server and network equipment, allocation of overhead and costs related to promotional items, such as free postage and scales. Costs of revenues were $5.6 million and $19.1 million for the three-month and nine-month periods ended September 30, 2000, respectively. As of September 30, 1999, there were no costs of revenues because we had not recognized any revenues to date. In accordance with EITF 00-14, "Accounting for Certain Sales Incentives," the Company reclassified from sales and marketing expense to cost of revenues costs related to free postage and free scales given as promotional items to new customers. The total reclassification was approximately $1.2 million and $5.3 million for the three and nine-month periods ended September 30, 2000, respectively. We expect costs of revenues to increase as we continue to add new customers and expand our service offerings in the enterprise segment.

     Sales and Marketing Expenses. Sales and marketing expenses include costs to acquire and retain customers, including costs associated with strategic relationships, advertising and promotions and compensation and related expenses for personnel engaged in marketing, sales or business development activities. Sales and marketing expenses were $20.6 million and $59.5 million for the three-month and nine-month periods ended September 30, 2000, respectively, compared to $7.6 and $10.9 for the corresponding periods in 1999. The increase in sales and marketing is principally due to our marketing campaigns and advertising of our Internet-based services. We expect sales and marketing expenses to decrease significantly as a result of our new business strategy.

     Research and Development Expenses. Research and development expenses principally consist of compensation for personnel involved in the development of our Internet mailing and shipping services and expenditures for consulting services and third-party software. Research and development expenses for the three-month and nine-month periods ended September 30, 2000 were $10.3 million and $21.7 million, respectively, compared to $2.4 million and $5.0 million for the corresponding periods in 1999. The increase is due to higher personnel and consulting costs associated with the ongoing development of our Internet-based mailing and shipping services. Although we expect a reduced level of spending on research and development activity, we believe that significant investments in research and development are required to remain competitive and expect to continue incurring significant research and development expenses.

     General and Administrative Expenses. General and administrative expenses primarily consist of compensation and related costs for executive and administrative personnel, facility costs, and fees for legal and other professional services. General and administrative expenses for the three-month and nine-month periods ended September 30, 2000 were $11.4 million and $25.8 million, respectively, compared to $3.4 million and $5.8 million for the corresponding periods in 1999. The increase is principally due to increased headcount and the expansion of our facilities related to the growth of our business, as well as legal fees related to the Pitney Bowes patent infringement claim.

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

     Interest Income (Expense), Net. Interest income (expense), net consists of income from our cash and cash equivalents net of interest expense related to financing our obligations. Interest income (expense), net for the three-month and nine-month periods ended September 30, 2000 was $5.3 million and $14.9 million, respectively, compared to $0.7 million and $1.1 million for the three-month and nine-month periods ended September 30, 1999, respectively. The increase is due to earnings on a higher average cash equivalent balance that resulted from our initial public offering in June 1999 and our follow-on public offering in December 1999.

Liquidity and Capital Resources

     As of September 30, 2000, the Company had approximately $290.1 million in cash and short-term investments. In June 1999, we completed our initial public offering, which resulted in net proceeds of $57.8 million. In December 1999, we completed a follow-on public offering, which resulted in net proceeds of $355.5 million. We regularly invest excess funds in short-term money market funds and commercial paper and do not engage in hedging or speculative activities.

     Through April 2000, our majority-owned subsidiary, EncrypTix, raised approximately $35.8 million in private financing from a group of financial and strategic investors. The proceeds of this financing are being used by EncrypTix for research and development, sales and marketing and general working capital purposes. EncrypTix has entered into four agreements to provide lease financing in the aggregate amount of $9.7 million.

     Net cash used in operating activities was $79.7 million and $22.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash used in operating activities resulted primarily from increases in net loss, principally due to higher sales and marketing expenses.

     Net cash used in investing activities was $160.5 million for the nine months ended September 30, 2000 compared to $24.4 million for the corresponding period in 1999. The increase in net cash used in investing activities resulted primarily from net purchases of short-term investments and increased capital expenditures for computer equipment, purchased software and office equipment.

     Net cash provided by financing activities was $36.0 million and $85.1 million for the nine months ended September 30, 2000 and 1999, respectively. The difference in net cash provided by financing activities is primarily attributed to our receipt of cash proceeds of approximately $57.8 million from our initial public offering in June 1999.

     If our current cost-cutting programs associated with our new business strategy are implemented successfully, we anticipate that our current cash balances will be sufficient to fund our operations through June 2002. However, we may require substantial working capital to fund our business and may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. See "Risk Factors--Our growth and operating results could be impaired if we are unable to meet our future capital requirements."

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

     The markets for Internet postage and shipping are new, and their development is subject to substantial uncertainty. Our success and financial results are highly contingent upon our ability to address and develop these markets. We cannot assure you that these markets will fully develop, if at all.

     We depend heavily on the commercial acceptance of our Internet Postage service. We cannot predict if our target customers will choose the Internet as a means of purchasing postage, if customers will be willing to pay a fee to use our service, or if potential users will select our services over services offered by our competitors. Our target customers often have alternatives to the US Postal Service and shipping services, including online invoicing, bill payment and financial transactions. The General Accounting Office, in a report issued on October 21, 1999, stated that competition from these alternatives could lead to substantial declines in the US Postal Service's First Class Mail volume in the next decade. These trends could limit the market opportunity for our Internet Postage service. In addition, the US Postal Service could suspend, terminate or offer services that compete against Internet postage, any of which could stop or negatively impact the commercial adoption of our Internet Postage service.

     While Internet postage is extremely important to our business, we also depend heavily on the commercial acceptance of our enterprise Internet mailing and shipping services. There can be no assurance that we will succeed in these businesses. Similar to Internet postage, Internet mailing and shipping services are at a very early stage and the market for these services has yet to develop. We have not released these services on a commercial scale and we cannot be sure that our services or that a substantial market for Internet mailing and shipping services will develop, if at all.

     If a significant market for any of our services fails to develop or develops slower than we expect, our business will fail.

If we do not successfully attract and retain skilled personnel for permanent management positions, we may not be able to effectively implement our business plan.

     In October 2000, we experienced significant personnel changes at the senior management level including the resignation of our Chief Executive Officer and Chairman of the Board, our President and Chief Operating Officer, our Chief Financial Officer and our Controller. Additionally, our Chief Marketing Officer departed in connection with our recent restructuring. Although the Board has appointed Bruce Coleman as interim Chief Executive Officer and Kenneth McBride, our previous Senior Director of Finance, as our an acting Chief Financial Officer, permanent replacements have not been appointed and the positions of Chief Operating Officer and Controller remain open. We do not currently anticipate that we will have a new Chief Marketing Officer. On November 13, 2000, the Board appointed Bruce Coleman to the Board, filling the vacancy created by Thomas H. Bruggere, who resigned on September 30, 2000. We cannot predict how these changes in management will effect our business. However, if we fail to attract and retain qualified individuals for these senior management positions, our business, financial condition and results of operations will be seriously harmed.

     Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel. Any of the individuals can terminate his or her employment with us at any time. If we lose additional key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other companies in the Internet and high technology industries, we face intense competition for qualified personnel. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. The failure to attract and retain the necessary personnel could seriously harm our business, financial condition and results of operations.

If our new business strategy is not successfully implemented, our financial condition and results of operations will be adversely affected.

     In October 2000, we implemented a new business strategy that involved refocusing our resources on the most productive areas of our business in order to more effectively capture the highest margin customer base. This new strategy was accompanied by the appointment of a new management team, a 40% reduction in our headcount, a plan to significantly reduce other expenditures, including sales and marketing expense, and an increase in monthly service fees for our Internet postage service. Our new strategy entails risks relating to our ability to attract our targeted customers to offset potential customer losses in other areas and the ability of our new management team to implement this strategy. There is no guarantee our new management team will be able to effectively or efficiently implement our new business strategy or that, if effectively implemented, our business strategy will benefit us or help us achieve profitability. Failure to execute our plan to significantly reduce expenses or to attract new customers in high margin lines of business in significant numbers will adversely effect our financial condition and results of operations. In addition, a substantial loss of customers resulting from our new business strategy could have an adverse impact on our financial condition and results of operations.

If we do not effectively manage, market and sell our Internet mailing and shipping services or if we fail to make our services widely available, we may never achieve profitability and our business will be substantially harmed and could fail.

     We face numerous risks coincident with the introduction, sale and commercial availability of our services because of our very limited experience with the commercial rollout and use of our services. Specifically, our Internet Postage service was introduced on October 22, 1999, our enterprise services have yet to be deployed on any significant commercial scale, and our e-commerce services are not yet, and may never be, available for commercial use. As a result, we cannot be sure that our services will be widely available or adopted, that they will successfully process large numbers of user transactions or that our services will contain features that appeal to the broad range of customers that we target. If we experience problems with the availability, adoption, scalability or functionality of our services or if we are unable to offer attractive service enhancements in a timely manner, our ability to attract and retain customers and our results of operations will be adversely impacted. On the other hand, if we experience extensive interest in our services, we may fail to meet the expectations of customers due to limited experience in operating our services and the strains this demand will place on our Web site, customer service operations, professional services group, network infrastructure or systems.

     In order to acquire customers and achieve wide distribution and use of our services, we must develop and execute cost-effective marketing campaigns and sales programs. Given the limited amount of time that our services have been commercially available, we have very limited experience conducting marketing campaigns. In addition, we have recently increased our emphasis on direct selling efforts and have only recently retained the resources necessary to support a direct sales channel. However, we have very limited experience regarding our ability to acquire customers through a direct sales channel. As a result of these limited marketing and sales experiences, we cannot predict our ability to attract customers for our services, and we may fail to generate significant interest in any of our services. Furthermore, we may be unable to generate significant interest in our services in a cost-effective manner. If we fail to generate interest in our services or to acquire customers in a cost-effective manner, our results of operations will be adversely affected and we may never achieve profitability.

     The continued availability of our Internet Postage service is dependent upon our service continuing to meet US Postal Service performance specifications and regulations. If at any time our Internet Postage service fails to meet US Postal Service requirements, we may be prohibited from offering this service and our business would be severely negatively impacted. Meanwhile, our Internet mailing and shipping services must meet the commercial demands of our customers, which are expected to range from small businesses to large enterprises. We cannot be sure that our services will appeal to or be adopted by such a wide range of customers. In addition, given our limited experience selling our services to and implementing our services with enterprise customers, we cannot predict the length of enterprise sales cycles, the implementation times for our services or the extent to which an enterprise will employ our services. If we fail to meet the demands of our customers or if our customers implement and employ our services slower than we expect, our business, results of operation and ability to achieve profitability will be negatively affected.

     Finally, our ability to obtain and retain customers depends on our customer service capabilities. As part of our new business strategy, we are planning to cut back some of our support offerings. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed.

Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage service and severely harm our business or cause it to fail.

     On June 16, 1999, Pitney Bowes filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware. The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint against us to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes' amended complaint.


     On September 18, 2000, Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement.

     The outcome of the litigation that Pitney Bowes has brought against us is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail against us.

     If Pitney Bowes prevails in one or both of its suits against us, we may be prevented from selling our mailing or shipping services on the Internet. Additionally, the Pitney Bowes suits could result in limitations on how we implement our services, delays and costs associated with redesigning our services and payments of license fees, damages and other payments. Thus, if Pitney Bowes prevails in either of its suits against us, our business could be severely harmed or fail. In addition, the litigation could result in significant expenses and diversion of management time and other resources.

     On August 17, 1998, Pitney Bowes issued a press release stating that it holds dozens of US patents related to computer-based postage metering and that it intended to engage in discussions with other marketers of computer-based postal products to license Pitney Bowes technology. Prior to Pitney Bowes filing a lawsuit against us on June 16, 1999, we were in license discussions with Pitney Bowes. We intend to continue these discussions; however, we cannot predict whether these discussions will continue, the outcome of these discussions or the impact of Pitney Bowes' intellectual property claims on our business or the Internet postage market. If Pitney Bowes is able to prevail in its claims against us and if we do not enter into a license relationship with Pitney Bowes, our business could be impacted severely or fail. In addition, as described above, Pitney Bowes could obtain monetary and injunctive relief against us.

We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

     As of September 30, 2000, we had an accumulated deficit of $205.2 million. For the nine months ended September 30, 2000, we only generated $9.9 million of revenue and had a negative gross profit of $9.2 million. This minimal revenue amount can be attributed primarily to the fact that our Internet Postage service has only been available since October 22, 1999 and that our enterprise and e-commerce services have yet to be released on a commercial scale. Although we have announced a new business strategy aimed at achieving positive gross margins and eventual profitability, we expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to incur net losses for several years. As a result of the iShip.com acquisition in March 2000, our losses have increased because of additional costs and expenses related to amortization of goodwill, other intangibles and deferred compensation resulting from this acquisition; to an increase in the number of employees; an increase in sales and marketing activities; additional facilities and infrastructure; and assimilation of operations and personnel. Overall, we will need to generate significant revenues and successfully implement our new business strategy to achieve and maintain profitability.

     In connection with the iShip.com acquisition that we completed in March 2000, we recorded a significant amount of intangibles, the amortization of which will significantly and adversely affect our operating results. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to an immediate write-down of up to the full amount of the investment. In this event, our net loss in any given period could be greater than anticipated and the market price of our stock could decline.

     Our ability to generate gross margins generally assumes that if a market for our services develops, we must generate significant revenues from a large base of active customers and a consistent stream of transactions through our shipping services. We currently charge our customers a fee to use our Internet Postage service. Similarly, we expect to charge transaction fees for our enterprise services. In order to attract customers, we may run special promotions and offer discounts on fees, postage and supplies. However, given the lack of an established or proven commercial market for our services, we cannot be sure that customers will be receptive to our fee structures. Even if we are able to establish a sizeable base of users, we still may not generate sufficient gross margins to become profitable. In addition, our ability to generate revenues or achieve profitability could be adversely affected by special promotions or changes to our pricing plans.

The change in payment terms associated with a significant contract could adversely affect our financial condition and results of operations.

     In the three month and nine month periods ending September 30, 2000, we derived 12% and 20% of our revenue, respectively, from Mail Boxes Etc. Currently, under the terms of our contract with Mail Boxes Etc., we receive fixed monthly service fees of $500,000 from Mail Boxes Etc. until December 31, 2000. Thereafter, our contract with Mail Boxes Etc. calls for a transaction-based fee structure. We expect the amount of monthly revenue that we will receive from Mail Boxes Etc. under a transaction-based fee structure to initially be lower than the fixed fee structure. If we fail to increase our customer base or our transaction-based fee structure with Mail Boxes Etc. yields lower than expected revenues, our financial condition and results of operations will be seriously affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Third party assertions of violations of their intellectual property rights could adversely affect our business.

     In addition to the Pitney Bowes claims described above, as is customary with technology companies, we may receive or become aware of correspondence claiming potential infringement of other parties' intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims against us regardless of their validity. We may not have adequate resources to defend against these claims and any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. As an alternative to litigation, we may seek licenses for other parties' intellectual property rights. We may not be successful in obtaining all of the necessary licenses on commercially reasonable terms, if at all. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business.

A failure to protect our own intellectual property could harm our competitive position.

     We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect our rights in our products, services, know-how and information. We have three issued US patents and have filed 61 patent applications in the United States, and 13 international patent applications. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents, trademarks and service marks in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents.

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

     Our reputation and ability to attract, serve and retain our customers depend upon the reliable performance of our Web site, network infrastructure and systems. We have a limited basis upon which to evaluate the capability of our systems to handle controlled or full commercial availability of our Internet Postage service or our enterprise mailing and shipping services. Prior to the recent restructuring related to our new business strategy, we had expanded our operations significantly, and additional expansion may be required to address the anticipated growth in our user base and market opportunities. To manage any growth of operations, we may need to improve existing, and implement new, systems, procedures and controls. In addition, we have substantially reduced our rate of hiring; however, we may need to expand, train and manage an increasing employee base. We may also need to expand our finance, administrative and operations staff.

     We may not be able to manage our growth effectively. Our prior expansion has placed, and our current restructuring will place, a significant strain on our managerial, operational and financial resources. Our current and planned personnel, systems, procedures and controls may be inadequate to support our future operations. If we are unable to manage our growth effectively or experience disruptions during our expansion, our business will suffer and our financial condition and results of operations will be seriously affected.

If we are unable to maintain and develop our strategic relationships and distribution arrangements, our services may not achieve commercial acceptance.

     We have established strategic relationships with a number of third parties. To date, our strategic relationships generally involve the promotion and distribution of our services through our partners' products, services and Web sites. Recently, we have increased our focus on the direct sales channel and have entered into arrangements to have a third party direct sales force offer our services. In return for promoting or selling our services, our partners may receive revenue-sharing opportunities or per customer bounties. In order to achieve wide distribution of our services, we believe we must establish additional strategic relationships to market our services effectively. If one or more of our partners terminates or limits its relationship with us, our business could be severely harmed or fail. We have limited experience in establishing and maintaining strategic relationships, and we may fail in our efforts to establish and maintain these relationships.

     Our current strategic relationships have not yet resulted in significant revenues, primarily because we have only recently commercially released our Internet Postage service and our enterprise services have yet to be released on a commercial scale. As a result, our strategic partners may not view their relationships with us as significant or vital to their businesses and consequently, may not perform according to our expectations. We have little ability to control the efforts of our strategic partners and, even if we are successful in establishing strategic relationships, these relationships may not be successful.

We face risks typical of early stage companies and of new and rapidly changing markets.

     You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies and those in new and rapidly evolving markets. These risks include, among other things, our (a) complete dependence on Internet mailing and shipping services that currently do not have broad market acceptance; (b) need to effectively deploy our sales and support organizations; (c) ability to establish and promote our brand name; (d) ability to manage our operations to meet the commercial demand for our services; (e) development of and reliance on strategic and distribution relationships; (f) ability to prevent and respond quickly to service interruptions; (g) ability to minimize fraud and other security risks; (h) ability to compete with companies with greater capital resources and brand awareness; (i) the effectiveness of our new management team and its ability to successfully implement our new business strategy, and (j) ability to maximize return on investment and manage our expenditures.

If we do not achieve the brand recognition necessary to succeed in the Internet mailing and shipping markets, our business will suffer.

     We must quickly build our brands for our mailing and shipping service in order to gain market acceptance for our services. We believe it is imperative to our long-term success that we obtain significant market share for our services before other competitors enter the Internet postage and shipping markets. We must make substantial expenditures on product development, strategic relationships and marketing and sales initiatives in an effort to establish our brand awareness and services. We cannot be certain that we will effectively deploy or have sufficient resources to build our brands and realize commercial acceptance of our services. If we fail to gain market acceptance for our services, our business will suffer dramatically or may fail.

System and online security failures could harm our business and operating results.

     Our services depend on the efficient and uninterrupted operation of our computer and communications hardware systems. In addition, we must provide a high level of security for the transactions we execute. We rely on internally developed and third party technology to provide secure transmission of postage and other confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers. Furthermore, if we are unable to provide adequate security, the US Postal Service could prohibit us from selling postage over the Internet and our enterprise customers could discontinue use of our mailing and shipping services.

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

The effects of expansion may adversely affect our financial condition, results of operations and existing stockholders.

     We may establish subsidiaries, enter into joint ventures or pursue the acquisition of new or complementary businesses, products or technologies in an effort to enter into new business areas, diversify our sources of revenue and expand our product and service offerings. Although we have no commitments or agreements and are not currently engaged in discussions for any material acquisitions or investments, we continue to evaluate strategic alternatives, incremental revenue opportunities and derivative applications of our technology and may pursue and develop those opportunities with strategic partners and investors, both domestically and internationally. To the extent we pursue new or complementary businesses, we may not be able to expand our service offerings and related operations in a cost- effective or timely manner. We may experience increased costs, delays and diversions of management's attention when integrating any new businesses or service. We may lose key personnel from our operations or those of any acquired business. Furthermore, any new business or service we launch that is not favorably received by users could damage our reputation and brand name in the Internet postage and shipping or other markets that we enter. We also cannot be certain that we will generate satisfactory revenues from any expanded services or products to offset related costs. Any expansion of our operations would also require significant additional expenses, and these efforts may strain our management, financial and operational resources. Additionally, future acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and operating results. New issuances of securities may also have rights, preferences and privileges senior to those of our common stock.

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

     Our cost of revenues includes costs for systems operations, free postage and other promotional items, customer service, Internet connection and security services; all of these costs will fluctuate depending upon the demand for our services. In addition, a substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses precede increased revenues, both gross margins and results of operations would be materially and adversely affected.

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

We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us.

     If our cost-cutting program associated with our new business strategy is successfully implemented, we believe that our current cash balances will allow us to fund our operations through June 2002. However, we may require substantial working capital to fund our business and we may need to raise additional capital. Our future capital needs depend on many factors, including market acceptance of our postage and shipping services; the level of promotion and advertising of our postage and shipping services; the level of our development efforts; our rate of customer acquisition and retention for our Internet mailing and shipping services; and changes in technology. In addition, the various elements of our business and growth strategies, including our plans to support fully the commercial release of our services, our introduction of new products and services and our investments in infrastructure will require additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future or generate sufficient working capital, we may be required to curtail our operations significantly or obtain funding through the relinquishment of significant technology or markets. Raising additional capital through the sale of equity or convertible debt securities would have a dilutive effect on existing stockholders, and securities we issue may have rights superior to our common stock.

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

     The market for Internet postage products and services is new and is intensely competitive. At present, E-Stamp has a hardware-based product commercially available and has announced that it begun testing a Web-based product through the Information Based Indicia Program. Pitney Bowes has a software-based product commercially available and has a hardware-based product in beta testing. Neopost Industrie has received commercial approval for a software-based product and has a hardware-based product in beta testing. Envelope Manager has a software product in beta testing. If any of our competitors, including Pitney Bowes, provide the same or similar service as we provide, our operations could be adversely impacted.

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

     As a result of the iShip.com acquisition in March 2000, we also compete with companies that provide shipping solutions to businesses. Customers may continue using the direct services (including online services) of the US Postal Service, UPS, FedEx and other major carriers, instead of adopting our multi-carrier, online service. Successful adoption of our shipping solutions may also be impeded by insufficient cooperation from major carriers that we need to provide our online services. Alternatively, traditional and/or potential competitors with greater resources than us, like Pitney Bowes, may develop more successful Internet solutions or deter acceptance of our service offerings. In addition, companies including TanData Corporation, GoShip.com, BITS, Inc./Intershipper.net, Kewill Systems, Accuship, Neopost Industrie, Virtan, Inc./SmartShip, Return.com and ClickReturns.com are competing in shipping services and/or offering their services through alliances with traditional major shippers. We also face a significant risk that large shipping companies will collaborate in the development and operation of an online shipping system that could make our Internet shipping services obsolete.

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

     The US Postal Service could also decide that Internet postage should no longer be an approved postage service due to security concerns or other issues. Our business would suffer dramatically if we are unable to adapt our Internet Postage service to any new requirements or specifications or if the US Postal Service were to discontinue Internet postage as an approved postage method. Alternatively, the US Postal Service could introduce competitive programs or amend Internet postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the US Postal Service itself. See "Risk Factors-If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes who enter the online postage and shipping markets, our revenues and operating results will suffer."

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

     We have employees and offer our services in multiple states and plan to expand both domestically and internationally. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our services or prosecute us for violations of their laws. Further, we might unintentionally violate the laws of foreign jurisdictions as those laws may be modified or as new laws may be enacted in the future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk from the short-term investments and line of credit. At September 30, 2000, the short-term investments, which consist principally of corporate debt and commercial paper, approximated $167.5 million and had a related weighted average interest rate of 6.6%. At September 30, 2000, the line of credit balance totaled $1.9 million and the related interest rate was 10.5 % (the bank's prime rate plus 1%).

     If market interest rates continue to rise, the value of the short-term investments will continue to decrease. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade and interest-bearing instruments.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings.

     On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes' amended complaint.

     On September 18, 2000, Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement.

     The outcome of the litigation that Pitney Bowes has brought against us is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suit against us. See "Risk Factors-Success by Pitney Bowes in its suit against us alleging patent infringement could prevent us from offering our Internet Postage service and severely harm our business or cause it to fail."

     On December 29, 1999, three individual plaintiffs filed a suit against us for alleged breach of oral contract, quantum meruit, fraud and negligent representation in the California Superior Court for the County of Los Angeles. The complaint was amended on January 28, 2000 to add Mohan Ananda, one of our directors, as a defendant and to remove one of the plaintiffs from the suit. The suit alleges that the plaintiffs were due cash consideration in the amount of $13.3 million plus other unspecified compensatory damages, punitive and exemplary damages for securing a board member and investors for Stamps.com. On November 6, 2000, the trial court granted summary judgment on the entire action in favor of us and Mr. Ananda. While the plaintiffs may appeal the grant of summary judgment, we believe that the grant of summary judgment will be upheld in the event of appeal. Nevertheless, the outcome of this litigation is uncertain and we can give no assurance that the plaintiffs will not prevail.

     On August 23, 2000, DraftWorldwide, Inc., which formerly served as one of our advertising and promotions agencies, filed a suit against us for alleged breach of contract in the Circuit Court of Cook County, Illinois. The suit alleges that we improperly terminated our contract with DraftWorldwide and seeks damages of approximately $3.9 million plus interest and costs associated with the lawsuit. The alleged damages consist primarily of monthly retainers that DraftWorldwide claims to be due and owing as a result of the alleged improper termination for the seven month period beginning June 2000 and ending December 2000. We believe that the agreement was terminated effective June 1, 2000, which termination resulted from our belief that DraftWorldwide failed to perform adequately under the contract, among other reasons. We are currently evaluating the claims against us as well as potential counterclaims, and have not responded to the suit. The outcome of this litigation is uncertain and we can give no assurance that DraftWorldwide will not prevail.

     We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

Item 2.  Changes in Securities and Use of Proceeds.

     On August 1, 2000, we entered into a Warrant Issuance Agreement with Cydcor Limited ("Cydcor"). Under the terms of the agreement, we are obligated to issue warrants to purchase shares of our common stock on a monthly basis. The number of shares underlying each warrant is based upon a calculation that determines net new customers that Cydcor obtains from direct sales of our Internet Postage service. The warrants issuable under the agreement are exercisable for a period of two years from the issuance date. Under the terms of this agreement, on September 30, 2000, we issued Cydcor a warrant to purchase 5,281 shares of our common stock at a price per share of $3.844. The Warrant Issuance Agreement and form of warrant are filed as Exhibits 4.1 and 10.49 and to this Form 10-Q. The offer and sale of this warrant and the shares of common stock issuable upon conversion thereof is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5.  Other Information.

     In October 2000, we experienced significant personnel changes at the senior management level including the resignation of our Chief Executive Officer and Chairman of the Board, our President and Chief Operating Officer, our Chief Financial Officer and our Controller. Additionally, our Chief Marketing Officer departed in connection with our recent restructuring. Although the Board has appointed Bruce Coleman as interim Chief Executive Officer and Kenneth McBride, our previous Senior Director of Finance, as our acting Chief Financial Officer, permanent replacements have not been appointed and the positions of Chief Operating Officer and Controller remain open. We do not currently anticipate that we will hire a Chief Marketing Officer. On November 13, 2000, the Board appointed Bruce Coleman to the Board, filling the vacancy created by Thomas H. Bruggere, who resigned on September 30, 2000. We cannot predict how these changes in management will affect our business. However, if we fail to attract and retain qualified individuals for these senior management positions, our business, financial condition and results of operations will be seriously harmed.

     In October 2000, we implemented a new business strategy in an effort to more rapidly decrease our operating losses and enhance our ability to achieve profitability. This strategy involved a restructuring that reduced our total headcount by approximately 40%, which included full time, part time and contract employees. We also announced that we would implement other cost-cutting programs, including a significant reduction in and redeployment of our sales and marketing efforts to those programs that have demonstrated higher returns on investment. Finally, we are combining our Enterprise and E-Commerce Business Units to reduce duplication of costs and effort. We expect to take a one-time charge in the fourth quarter of 2000 relating to this restructuring. If our new business strategy is not successful, we will not achieve profitability as currently planned, if at all.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     4.1 Form of Common Stock Purchase Warrant between the Company and Cydcor Limited.

     10.47 +    Manifest System Services and Co-Branding Agreement, dated as of
April 27, 1999, by and between iShip.com, Inc. and Mail Boxes Etc. USA, Inc.

     10.48+     Amendment No. 1 to Manifest System Services and Co-Branding
Agreement, dated as of March 7, 2000, by and between iShip.com, Inc. and Mail Boxes, Etc. USA, Inc.

     10.49 Warrant Issuance Agreement, dated as of August 1, 2000 between the Company and Cydcor Limited.

_______________________
         + Confidential treatment has been requested for certain portions of this exhibit pursuant to 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

     27.1       Financial Data Schedule.

     99.1*      Press Release issued October 12, 2000 relating to resignation of
John M. Payne from position of Chairman of the Board of Directors and Chief Executive Officer.

     99.2 Press Release issued October 23, 2000 relating to the Company's headcount reduction.

     99.3 Press Release issued October 31, 2000 relating to appointment of Bruce Coleman as interim Chief Executive Officer.

     99.4 Press Release issued October 31, 2000 relating to the Company's financial results for the third quarter of 2000 and cost-cutting measures.

----------------
     * Incorporated by reference to Exhibit 99.2 on the Form 8-K filed by the Company on October 13, 2000.

     (b) Reports on Form 8-K.

     On  September 25, 2000, the Company filed a report on Form 8-K relating to
(1) an action filed against the Company by DraftWorldwide, Inc. alleging breach of contract and (2) an action filed against the Company by Pitney Bowes alleging patent infringement.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Stamps.com Inc.


                                            (Registrant)

November 14, 2000                       /s/ Bruce Coleman
----------------------------            ---------------------------------------
  Date                                      Bruce Coleman
                                            Chief Executive Officer

November 14, 2000                       /s/ Kenneth McBride
----------------------------            ---------------------------------------
  Date                                      Kenneth McBride
                                            Chief Financial Officer
                                            (Principal Financial Officer)