Form 10-K
period 2000-12-31
STAMPS COM INC
filed 2001-04-02
CIK 1082923

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                              SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
                        Commission file number 000-26427
                             ______________________
                                 Stamps.com Inc.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                     77-0454966
    (State or Other Jurisdiction                        (I.R.S. Employer
  of Incorporation or Organization)                    Identification No.)

                                     Address
                      3420 Ocean Park Boulevard, Suite 1040
                         Santa Monica, California 90405
       Registrant's Telephone Number, Including Area Code: (310) 581-7200
                             ______________________
               Securities registered pursuant to Section 12(b) of
                 the Act: None Securities registered pursuant to
                            Section 12(g) of the Act:

          Title of each class                         Name of each exchange
          -------------------                         ---------------------
     Common Stock, $.001 par value                  The Nasdaq National Market

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The Registrant does not have different classes of Common Stock. As of March 27, 2001 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $131,000,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by The Nasdaq National Market System on that date). As of March 27, 2001, there were approximately 50,171,630 shares of the registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on June 14, 2001, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Report.

================================================================================

                                 STAMPS.COM INC.

          FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                                       Page
PART I..........................................................................................................         2

         ITEM 1.    BUSINESS....................................................................................         2

         ITEM 2.    PROPERTIES...................................................................................       23

         ITEM 3.    LEGAL PROCEEDINGS............................................................................       24

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................       25

PART II..........................................................................................................       26

         ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.....................       26

         ITEM 6.    SELECTED FINANCIAL DATA......................................................................       27

         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........       28

         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................       32

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................       32

         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........       32

PART III.........................................................................................................       33

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................       33

         ITEM 11.   EXECUTIVE COMPENSATION.......................................................................       33

         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................       33

         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................       33

PART IV..........................................................................................................       34

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................       34

                                    PART I.

         This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Stamps.com believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" beginning on page 11. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by such language. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business, including the risk factors set forth at the end of Part I, Item 1 of this Report.

         Stamps.com, iShip.com(TM), Stamps.com Internet Postage(TM) and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

ITEM 1.  BUSINESS

Overview

         Stamps.com(TM) provides easy, convenient and cost-effective Internet-based services for mailing or shipping letters, packages or parcels anywhere in the United States and at anytime. Our core mailing and shipping services are designed to allow individual consumers or employees of small businesses or larger enterprises to select a carrier, print US postage or shipping labels from multiple carriers, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs. With all of our services, no additional hardware is required; a customer can access our services through an existing Internet connection and print postage or shipping labels with ordinary laser or inkjet printers.

Recent Developments

         In October 2000, we implemented a new business strategy in an effort to more rapidly decrease our operating losses and enhance our ability to achieve profitability. This strategy involved an initial restructuring to focus on our core business of Internet postage and shipping that reduced our total number of employees by approximately 40% to 315 employees, which included full time, part time and contract employees. We announced other cost-cutting programs, including a significant reduction and redeployment of our sales and marketing expenses to those programs that have demonstrated higher returns on investment. We also combined our Enterprise and E-Commerce Business Units to reduce duplication of costs and effort. In conjunction with the implementation of our new business strategy, we are also considering other strategic alternatives that may be available to us, including the possible sale of all or part of our business. Additionally, as a result of our new focus, we exited some of our longer-term fixed-price marketing deals in favor of variable cost marketing deals, and restructured our customer support service.

         In October 2000, we experienced a significant change in personnel at the senior management level including the resignation of our Chief Executive Officer and Chairman of the Board, our President and Chief Operating Officer, our Chief Financial Officer, our Chief Marketing Officer and our Controller. The Board appointed Bruce Coleman as interim Chief Executive Officer and as a director, Kenneth McBride as acting Chief Financial Officer and Marvin Runyon as our new Chairman of the Board.

         In February 2001, in an effort to more rapidly decrease our operating losses, and continue with our new business strategy to reach profitability sooner, we reduced the total number of employees by approximately an additional 50% to 150 employees, which include full time, part time and contract employees. We will continue to focus on our core business of Internet postage and shipping, as well as other cost-cutting programs associated with our new business strategy, including re-deployment of our sales and customer service groups, exiting fixed price marketing deals, and entering into variable cost marketing deals. For instance, in October 2000 we ceased payments on, and in February 2001 we terminated, our marketing agreement with America Online, Inc. which we expect to result in savings to our company of approximately $27 million over the next two years.

         In March 2001, David Bohnett resigned from our Board of Directors. We expect to continue to experience changes in personnel at the senior management and Board level as part of our restructuring process.

Corporate Information

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

Stamps.com Internet Mailing and Shipping Services

         Stamps.com Internet Postage(TM) Service. Our Internet Postage service is approved by the US Postal Service and enables users to print information-based indicia, or electronic stamps, over the Internet and directly onto envelopes, labels or business documents using ordinary laser or inkjet printers. Our service requires no additional hardware to purchase and print postage; the user's existing PC, printer and Internet setup are sufficient. Accessing our service is simple. Our free software can be downloaded from the Internet or installed from a free CD-ROM. After installing the software and completing a brief registration process, customers can purchase and print postage 24 hours a day, seven days a week from their PCs. Customers are charged a monthly convenience fee for use of the service. We have two separate service plans to address the needs of different customers, the Simple Plan and the Power Plan. The Simple Plan targets lower usage customers and provides postage at face value for a monthly convenience fee of 10% of the value of postage printed. There is a monthly minimum fee of $4.49 under the Simple Plan. The Power Plan targets higher usage customers and provides unlimited postage at face value for a flat monthly fee of $18.99.

         Our technology meets strict US government security standards, and our service incorporates US Postal Service-mandated address verification features to enhance the efficiency of mail processing and delivery. In addition, our Internet Postage service is designed to interact with word processing, contact and address management, accounting and corporate applications to stamp letters, invoices, statements, checks and other business documents automatically.

         On October 22, 1999, we commercially launched our Internet Postage service. As of March 27, 2001, our customer base consists of over 300,000 customers who have downloaded our software and registered for one of our service plans.

         Shipping and Tracking Services. As a result of our acquisition of Bellevue, Washington-based iShip.com, Inc. in March 2000, we have added Web-based technology that is designed to provide a complete one-stop shipping and tracking solution. Our shipping tools are designed to help consumers, small businesses and large corporations price, ship, track and manage shipments over the Internet. These services enable a comparison of rates and services among multiple carriers, including Airborne Express, FedEx, United Parcel Service, and the US Postal Service. In addition, our multi-carrier shipping solution is designed to provide simplified functionality for consumers, a broader feature set for the small business, and extensive management tools for the large corporate enterprise user. iShip.com's core service is designed to enable shippers to: (a) select the optimal shipping solution every time they ship a package; (b) print shipping labels from their desktop laser jet printers or high-speed thermal printers; (c) track packages, including in-bound packages;
(d) send and receive e-mail notifications of the status of shipped packages;

(e) maintain a shipping log and history of packages shipped; (f) generate reports to help them better manage their shipping process; and (g) provide shipping data to the package carriers' back-end host systems. During fiscal year 2000, a version of the iShip system was deployed to over 1,400 franchisees of Mail Boxes Etc. USA, Inc.

         As of December 31, 2000, we were continuing to pursue the development of our enterprise shipping services that were derived wholly from our March 2000 acquisition of iShip.com, Inc. However, on March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for our enterprise shipping services. Mail Boxes Etc. USA, Inc. was also a significant customer of United Parcel Service. United Parcel Service has informed us that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use our online shipping services in the future. These events bring into doubt the realization of revenue from our investment in iShip.com, Inc. We plan to evaluate the value of the iShip.com, Inc. assets and record an appropriate reduction to the remaining goodwill in the first quarter of 2001. See "Risk Factors--The change in payment terms associated with a significant contract or the termination of that contract could adversely affect our financial condition and results of operations."

         Other Services. On November 16, 1999, we announced the formation of a subsidiary, EncrypTix, Inc., to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, we invested $1.0 million and granted EncrypTix a license to our technology in those three specific fields of use. EncrypTix raised approximately $35 million in private financing. On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. We do not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, we terminated our license agreement with EncrypTix and maintain limited licenses to various EncrypTix intellectual property.

Overview of Our Industry

Growth of Internet Commerce

         The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically. According to International Data Corporation, the number of Web users worldwide is expected to grow from an estimated 240 million in 1999 to 602 million by 2003. In addition, International Data Corporation estimates that the percentage of Web users buying goods and services on the Internet is expected to grow from 29% in 2000 to 38% in 2003. International Data Corporation further estimates that the total value of goods and services purchased over the Web is expected to increase from approximately $130.5 billion in 1999 to approximately $1.6 trillion in 2003. Business-to-business commerce on the Internet is expected to contribute significantly to the future growth of Internet commerce. For example, International Data Corporation estimates that U.S. business-to-consumer commerce on the Internet is expected to grow from approximately $41 billion in 2000 to approximately $160 billion in 2004 while U.S. business-to-business commerce on the Internet is expected to grow from approximately $100 billion in 2000 to approximately $840 billion in 2004.

Growth in Internet Usage by Small Businesses

         The small office/home office and small business markets represent a large and growing customer segment. According to International Data Corporation, there were a combined 41.8 million small businesses and home offices in the United States in 1999, a number which International Data Corporation forecasts will grow to 51.8 million by 2003. For 1999, International Data Corporation reported that small businesses with less than 100 employees numbered 7.5 million, of which 77% had fewer than 10 employees. In addition, home offices numbered 34.3 million, of which 18.8 million were income-producing home offices, and the remainder were home offices used for corporate after-hours work or telecommuting.

         We believe that small businesses increasingly will rely on the functionality and pervasiveness of the Internet to reach and serve a large and global group of end users. The reduced cost of selling and marketing on the Internet, the ability to build and serve a large base of customers electronically, and the potential for personalized low-cost customer interaction can provide significant economic advantages. These overall benefits, combined with accessibility, have led to adoption of the Internet by small businesses and home offices. According to International Data Corporation, the number of U.S. home offices accessing the Internet is expected to increase from 21.6 million in 1999 to 34.4 million in 2003. Similarly, IDC forecasts that the number of small businesses online is expected to grow from 3.8 million in 1999 to 5.9 million in 2003. We believe this increased use of the Internet has resulted in small businesses becoming significant participants in the electronic commerce market. International Data Corporation estimates that small businesses accounted for approximately $8 billion of electronic commerce in 1999 and is expected to account for approximately $72.8 billion of electronic commerce activity in 2003.

Traditional Postage Industry and the Emergence of Internet Postage

         According to the US Postal Service Annual Report, the total postage market was $62.8 billion in 1999, of which $40.4 billion was represented by first class, priority and express mail with the remainder consisting of other classes of mail including periodicals, bulk and international. The US Postal Service processed over 201 billion pieces of mail in 1999. The US Postal Service has experienced continued public demand for more convenient access to US Postal Service products and services; loss of revenue due to postal fraud; and strong competition from overnight delivery services and online transaction services.

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

Traditional Shipping Industry and the Emergence of Internet-Based Shipping

         According to a report by the Colography Group, a third-party research firm specializing in the shipping market, the 1999 shipping market size was $44.9 billion representing 8.1 billion overnight, 2 and 3 day, and ground parcels, letters and packages including US Postal Service Priority Mail, Express Mail and Parcel Post. United Parcel Service, FedEx, Airborne & US Postal Service accounted for $43.3 billion or 96% of the market.

         With the growth in e-commerce activities, there is also increasing demand for package shipments relating to online commerce transactions in the business-to-consumer and business-to-business markets. We believe that technology will play an increasingly important role in creating efficiencies in package shipments. In addition, we believe that a major goal of package carriers is to capture shipping information electronically in order to reduce costs, increase accuracy, and speed tracking and billing. We also believe the Internet provides an ideal medium through which this information can be distributed and managed. As part of our restructuring program, we are considering whether we will be able to capitalize on this opportunity. See "Recent Developments" above.

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

         In March 1997, we submitted our letter of intent to join the Information Based Indicia Program. From March 1997 through August 1998, we progressed through the first eight stages of the US Postal Service certification process. On August 24, 1998, the US Postal Service announced that we were approved for beta testing and our Internet Postage service became the first software-based postage solution approved by the US Postal Service for market testing. Between August 24, 1998 and August 9, 1999, we successfully completed the three-phase beta testing required by the US Postal Service's certification process. On August 9, 1999, we became the first software-based Internet postage solution approved for commercial release by the US Postal Service. On October 22, 1999, we launched our service. As of March 27, 2001, our customer base consists of over 300,000 customers who have downloaded our software and registered for one of our service plans.

Our Marketing and Sales

Internet Postage

         Our Internet Postage service is currently targeted primarily at small businesses and home offices. As part of our new business strategy, we intend to continue building our recurring revenue customer base through a re-allocation of resources within our sales and marketing groups, and continued distribution efforts through our existing partnerships. We have reduced the size of our internal sales force to focus on deployment within existing accounts and account management. We will continue to distribute our Internet Postage software through our Web site, distribution partners and CD-ROMs. In addition, we intend to utilize traditional marketing programs, and several other channels to acquire customers of our Internet Postage service, including:

         Web Sites. We work with approximately 35 strategic partners to leverage their Web sites to distribute our Internet Postage software. This channel provides users the opportunity to download our software and access our Internet Postage service from multiple places on the Web. We have a partnership with Microsoft Office which makes our software available for download from the Office update section of their website.

         Affiliate Programs. We utilize the traffic and customers of other online sites through our affiliate sales channel program that is automated through Be Free, Inc. We offer revenue-sharing opportunities to our affiliates, individual Web sites that allow us to provide a link on their Web site to download our Internet Postage software. We leverage our affiliates' abilities to offer new, value-added services and increase repeat visits to their site. We currently have over 34,000 active affiliates in our program.

         Preloaded/Bundled Hardware and Services. We have several relationships with vendors of hardware products, including computers, printers and label makers, and with Internet service providers, to offer our software and other services to buyers of their products. We leverage our resellers' ability to promote new features on commodity, non-differentiated products and services. We have bundling partnerships with Hewlett-Packard, Micron and IBM among others.

         Postal and Packaging Supplies. We have several relationships with companies in the postal and packaging supplies industry, including manufacturers of envelopes, labels, checks, forms, digital scales and postage meters. In addition, we have a strategic partnership with Office Depot in which we offer Internet Postage related products for sale through a co-branded online store.

         Third-Party Direct Sales. We currently have partners through which our service is marketed by independent third party sales forces. These sales representatives call on small businesses primarily in commercialized areas of urban markets. Our largest relationship is with Cydcor, which has several hundred representatives marketing our Internet Postage service. As part of our new business strategy, we will continue to look at possibly expanding this channel to include other potential sales forces.

         Customer Retention Programs. We believe we can increase customer retention by enhancing our service features to fully support all of our customers' mailing and shipping needs. As part of our new business strategy, we intend to conduct both informal and formal market research to gain insight into what service enhancements are most important to both our current and prospective customers.

Internet Shipping

         Our Internet based multi-carrier shipping services are targeted primarily at large corporate enterprise customers and retail shipping centers. We have an agreement with Mail Boxes Etc. USA, Inc. to deploy our iShip solution to all of their approximately 3,500 domestic franchises. As of March 27, 2001, our shipping system has been deployed to over 1,400 Mail Boxes Etc. USA, Inc. centers across the U.S. We also target corporate enterprise customers and specific large industries or vertical markets where distributed use of the mail and shipping services is prevalent, including insurance, travel and hospitality, financial services, law firms or other businesses where branch offices or agent organizational structures are common. We believe that significant benefits in the form of usability, convenience and cost savings to large corporate users may result from integrating our mailing and shipping services into the everyday work flow. We intend to continue the use of direct selling for our corporate enterprise customers.

         On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for our online shipping services. United Parcel Service has informed us that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use our online shipping services. See "Risk Factors--The change in payment terms associated with a significant contract or the termination of that contract could adversely affect our financial condition and results of operations."

Our Competition

         The market for Internet postage products and services is new and competitive. The US Postal Service approved our software-based Internet postage service and E-Stamp Corporation's hardware-based Internet postage service for commercial release on August 9, 1999. In April 2000, Pitney Bowes announced that its software-based Internet postage product had been approved for commercial release and subsequently launched. A third competitor, Neopost, received US Postal Service approval for a software-based Internet Postage solution but has not launched the product to-date. Based on current information available from the US Postal Service, Stamps.com believes that it has over 75% of total Internet Postage customers.

         The following is a summary of our competitors in the Information Based Indicia Program, including the status of each competitor's product in the US Postal Service certification process:

         Neopost Industrie. Neopost is a large French postage company with a US presence in the traditional postage meter industry. Neopost has developed an online postage product that requires a special purpose hardware device, and announced commercial approval from the US Postal Service on May 12, 2000 but has not launched the product to-date. Neopost announced that their software-based postage product received commercial approval from the US Postal Service on September 18, 2000, but has not launched the product to-date. Finally, Neopost has commercially available a specialty metering device that can be attached to a user's PC and allows a user to download postage to the device from the Internet. This specialty metering device is not regulated by the open system

Information Based Indicia Program because it does not allow for the printing of postage from standard inkjet or laser printers.

         Envelope Manager. Envelope Manager provides desktop mailing software that complies with US Postal Service regulations. Envelope Manager focuses on technology development that enables customers to obtain ZIP+4 information via the Internet, modem, LAN or CD-ROM. Envelope Manager launched an Internet postage service commercially in 2000, and we believe they have a small market share due to the short time their product has been available.

         Pitney Bowes, Inc. Pitney Bowes is the current market leader in the traditional postage meter business and had approximately $3.9 billion in revenues in 2000. Pitney Bowes has developed a software-based Internet postage product. In April 2000, Pitney Bowes announced that their software-based product received commercial approval from the US Postal Service and subsequently launched to the public.

         E-Stamp Corporation. E-Stamp developed and marketed a hardware-based solution enabling users to generate postage transactions from their existing personal computers and printers. E-Stamp was the first company to gain US Postal Service approval for market testing of a hardware storage device identified as the Postal Security Device. The US Postal Service approved E-Stamp's PC Postal Security Device product for commercial release on August 9, 1999. On November 27, 2000, E-Stamp Corporation issued a press release announcing it would phase out its Internet postage business in order to focus on its web-based shipping and logistics businesses. As of February 28, 2001 E-Stamp no longer offers Internet Postage to customers.

         In addition to competing with Internet postage vendors for market share of Internet postage sales, we also compete with traditional postage methods including stamps and metered mail. While we believe our Internet Postage service provides benefits over traditional postage methods, we cannot be certain that Internet postage will be adopted by postage consumers on a commercial scale, if at all. These customers may continue to use traditional means to purchase postage, including purchasing postage from their local post office. Any failure by us or other Internet postage vendors to displace traditional postage methods would seriously impact our ability to compete with providers of traditional postage.

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

         We also compete with companies that provide shipping solutions to businesses. Customers may continue using the direct services of the US Postal Service, United Parcel Service, FedEx and other major shippers, instead of adopting our online service. Alternatively, potential competitors with greater resources than us, like Pitney Bowes, may develop more successful Internet solutions. In addition, companies including TanData Corporation, GoShip.com, BITS, Inc./Intershipper.net, Kewill Systems, PackageNet and Virtran, Inc./SmartShip are competing in shipping services. We also face a significant risk that large shipping companies will collaborate in the development and operation of an online shipping system that could make our Web-based shipping service obsolete.

         Overall, we may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is particularly true with respect to competitors with greater financial, marketing, service, support, technical, intellectual property and other resources than us. Stamps.com's failure to maintain a competitive position within the market could seriously harm our business, financial condition and results of operations. For further discussion of the competitive risks, see "Risk Factors--If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes who enter the online postage and shipping markets, our revenues and operating results will suffer."

Our Internet Postage Service Technology

         Our Internet Postage service technology is comprised of the following key components:

         System Architecture. Our servers are located in a high-security, off-site data center and operate with internally developed security software. These servers create the data used to generate information-based indicia. These servers also process postage purchases using secure technology that meets US Postal Service security requirements. Our service currently uses a Windows-based client application, which supports a variety of label and envelope options and a wide range of printers. In addition, our application employs an internally-developed user authentication mechanism for additional security.

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

Our Intellectual Property

         We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and to protect our intellectual property rights in products, services, know-how and information. We have three issued US patents and have filed 67 patent applications in the United States, and 12 international patent applications. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents in the future.

         Despite efforts to protect our intellectual property rights, we face substantial uncertainty regarding the impact that other parties' intellectual property positions will have on our business. In particular, Pitney Bowes has sent formal comments to the US Postal Service asserting that intellectual property of Pitney Bowes related to postage metering and systems would be infringed by products meeting the requirements of the Information Based Indicia Program's specifications. Furthermore, in June 1999, Pitney Bowes filed two separate lawsuits in the United States District Court for the District of Delaware against both us and E-Stamp alleging infringement of Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes' amended complaint.

         In September 2000, Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses.

         On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop's ownership of the "stamps.com" domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, we filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. On March 5, 2001, we filed a motion to dismiss the amended complaint.

         For a discussion of claims by Pitney Bowes and Cybershop and risks associated with intellectual property, please refer to "Risk Factors--Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage and iShip services and severely harm our business or cause it to fail," "Risk Factors--Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of the Company, severely harming our business or causing it to fail" and "Legal Proceedings."

Employees

         As part of our restructuring in October 2000, we reduced our total number of employees by approximately 40% to 315 employees, which included full time, part time and contract employees. In February 2001, in a continuing effort to streamline operations and achieve profitability, we further reduced our total number of employees by approximately an additional 50% to 150 employees, which included full time, part time and contract employees. As of March 27, 2001, we have approximately 150 employees. None of our employees are represented by a labor union.

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

                          Risks Related to Our Business

Because we have a limited operating history, there is limited information upon which you can evaluate our business.

         We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Our Internet Postage service has only been available since October 22, 1999 and our enterprise shipping services have yet to be commercially released. Due to our limited operating history, it is difficult or impossible to predict future results of operations, including operating expenses and revenues. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. Many of these risks are discussed in the subheadings below, and include our (a) ability to meet and maintain government specifications for our Internet Postage service, specifically US Postal Service requirements; (b) complete dependence on Internet Postage and shipping services that currently do not have substantial market acceptance; (c) potential need to expand our sales and support organizations;
(d) ability to establish and promote our brand name; (e) ability to expand our operations to meet the commercial demand for our services, when it arises; (f) development of and reliance on strategic and distribution relationships; (g) ability to prevent and respond quickly to service interruptions; (h) ability to minimize fraud and other security risks; and (i) ability to compete with companies with greater capital resources and brand awareness.

         If we are unsuccessful in addressing these risks or in executing our new business strategy, our business, results of operations and financial condition would be materially and adversely affected.

Our revenues and operating results may fluctuate in future periods and we may fail to meet expectations, which may cause the price of our common stock to decline.

         Given our limited operating history, we have not generated any significant revenues from our operations. Our revenues and operating results are difficult to predict and may fluctuate significantly from period-to-period particularly because our Internet Postage and shipping services are new and our prospects uncertain. If revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as: (a) the success of our Internet Postage and shipping services; (b) the costs of defending ourselves in litigation; (c) the costs of our marketing programs to establish and promote the Stamps.com brand name; (d) the demand for our Internet Postage and shipping services; (e) our ability to develop and maintain strategic distribution relationships; (f) the number, timing and significance of new products or services introduced by both us and our competitors; (g) our ability to develop, market and introduce new and enhanced services on a timely basis; (h) the level of service and price competition; (i) the increases in our operating expenses; (j) US Postal Service regulation and policies; (k) the success of implementing our new business strategy and of reducing expenses; and (l) general economic factors.

         Our cost of revenues includes costs for systems operations, customer service, Internet connection and security services; all of these costs will fluctuate depending upon the demand for our services. In addition, a substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses precede increased revenues, both gross margins and results of operations would be materially and adversely affected. Moreover, our new business strategy of reducing expenses may directly and correspondingly cause our revenues to substantially decline.

         Due to the foregoing factors and the other risks discussed in this annual report, you should not rely on period-to-period comparisons of our operating results as an indication of future performance.

We have a history of losses, expect to incur losses in the future and may never achieve profitability, which may reduce the trading price of our common stock.

         Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we have a significant accumulated deficit of $273.6 million as of December 31, 2000. Since inception, we have funded our business through selling our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the year ended December 31, 2000, we have only generated $15.2 million in revenues. Even if sales of our products and services begin to grow, we may not generate sufficient revenues to achieve profitability in the future.

         In addition, as a result of our acquisition of iShip.com, Inc. in March 2000, our losses have increased, and our losses could continue to increase, because of additional costs and expenses related to: amortization of goodwill and other intangibles and deferred compensation resulting from the acquisition; an increase in the number of employees; an increase in sales and marketing activities; additional facilities and infrastructure; and assimilation of operations and personnel. In connection with the iShip.com, Inc. acquisition, we recorded a significant amount of intangibles, the amortization of which will significantly and adversely affect our operating results. As of December 31, 2000, the un-amortized intangibles related to the iShip.com, Inc. acquisition is $175.3 million. On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for our enterprise shipping services. Mail Boxes Etc. USA, Inc. was also a significant customer of United Parcel Service. United Parcel Service has informed us that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use our online shipping services in the future. In light of the March 2, 2001 events, we may be required to record an appropriate reduction to the remaining goodwill in the first quarter of 2001. In this event, our net loss could be greater than anticipated and the market price of our stock could decline. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Overall, we will need to generate significant revenues and successfully implement our new business strategy to achieve and maintain profitability.

We recently implemented new pricing plans that may adversely affect our future revenues and profitability.

         Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. We recently changed our pricing plans for our Internet Postage service and we have yet to determine how customers will be charged for our Internet shipping services. In order to attract customers in the future, we may run special promotions and offer discounts on fees, postage and supplies. We cannot be sure that customers will be receptive to the new fee structure for our Internet Postage service or to the fee structure that we will implement for our Internet shipping services. Even if we are able to establish a sizeable base of users, we still may not generate sufficient gross margins to become profitable. In addition, our ability to generate revenues or achieve profitability could be adversely affected by special promotions or additional changes to our pricing plans.

The change in payment terms associated with a significant contract or the termination of that contract could adversely affect our financial condition and results of operations.

         For the year ended December 31, 2000, we derived approximately 20% of our revenue from Mail Boxes Etc. USA, Inc. Under the terms of our contract with Mail Boxes Etc. USA, Inc., we received fixed monthly service fees of $500,000 until December 31, 2000. Thereafter, our contract with Mail Boxes Etc. USA, Inc. calls for a per-package transaction-based fee structure. We expect the amount of monthly revenue that we will receive from Mail Boxes Etc. USA, Inc. under the transaction-based fee structure to initially be lower than the fixed fee structure. If our transaction-based fee structure with Mail Boxes Etc. USA, Inc. yields lower than expected revenues, our financial condition and results of operations will be adversely affected. In addition, due to delays in delivering our products and a dispute with Mail Boxes Etc. USA, Inc. relating to certain product features, as of December 31, 2000, we had not received payment of $2.0 million of service fees and therefore we had not recognized that amount of revenue. We are currently working with Mail Boxes Etc. USA, Inc. in an effort to amicably resolve this dispute. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

         On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for our online shipping services. United Parcel Service has informed us that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use our online shipping services.

If our new business strategy is not successfully implemented, our financial condition and results of operations will be adversely affected.

         In October 2000, we implemented a new business strategy that involved refocusing our resources on the most productive areas of our business in order to more effectively capture the highest margin customer base. This new strategy was accompanied by the appointment of a new management team, an approximate 40% reduction in the number of our employees to 315 employees, a plan to significantly reduce other expenditures, including sales and marketing expense, and an increase in monthly service fees for our Internet Postage service. In February 2001, in an effort to more rapidly decrease our operating losses, and continue with our new business strategy to reach profitability sooner, we reduced the total number of employees by approximately an additional 50% to 150 employees. We will continue to focus on our core business of Internet postage and shipping, as well as other cost-cutting programs associated with our new business strategy, including re-deployment of our sales and customer service groups, exiting fixed price marketing deals, and entering into variable cost marketing deals. Our new strategy entails risks relating to our ability to attract our targeted customers to offset potential customer losses in other areas and the ability of our new management team to implement this strategy. There is no guarantee our new management team will be able to effectively or efficiently implement our new business strategy or that, if effectively implemented, our business strategy will benefit us or help us achieve profitability. Failure to execute our plan to significantly reduce expenses or to attract new customers in high margin lines of business in significant numbers will adversely effect our financial condition and results of operations. In addition, our new business strategy could result in a substantial loss of customers which would have an adverse impact on our financial condition and results of operations.

We may not be able to successfully identify and consummate viable strategic alternatives.

         In conjunction with the implementation of our new business strategy, we are considering other strategic alternatives that may be available to us, including the possible sale of all or part of our business. However, there can be no assurance that we will be able to find a buyer, or that a buyer would be willing to acquire all or part of our business at an acceptable price or on acceptable terms.

Recent personnel changes may interfere with our operations.

         In October 2000, we experienced significant personnel changes at the senior management level including the resignation of our Chief Executive Officer and Chairman of the Board, our President and Chief Operating Officer, our Chief Financial Officer and our Controller. Additionally, our Chief Marketing Officer departed in connection with our October 2000 restructuring. Although the Board has appointed Bruce Coleman as interim Chief Executive Officer and Kenneth McBride, our Vice President of Finance, as acting Chief Financial Officer, permanent replacements have not been appointed. We do not currently anticipate that we will hire a new Chief Marketing Officer. On November 13, 2000, Bruce Coleman was appointed to the Board, filling the vacancy created by Thomas H. Bruggere, who resigned on September 30, 2000. In October 2000, we reduced our total number of employees by approximately 40% to 315 employees, and in February 2001, we reduced the total number of our employees by approximately an additional 50% to 150 employees, which included full time, part time and contract employees. These transitions have resulted and will continue to result in some disruption to our ongoing operations. If we fail to attract and retain qualified individuals for these senior management positions, our business, financial condition and results of operations will be seriously harmed.

If we do not successfully attract and retain skilled personnel for permanent management and other key personnel positions, we may not be able to effectively implement our business plan.

         Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel. Any of the individuals can terminate his or her employment with us at any time. If we lose additional key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. Further, we may be unable to retain the employees we currently employ or attract additional personnel. The failure to attract and retain the necessary personnel could seriously harm our business, financial condition and results of operations.

We can not predict the effects of our restructuring program.

         As described under "Recent Developments," we have implemented a restructuring program. We can not predict the financial or operational effects of this restructuring program on our business or our future financial performance. We have reduced the number of our employees and believe that our cash consumption rate has been significantly reduced. We can not assure you that these reductions will continue in future periods or result in a positive effect on the trading price of our stock.

The success of our business will depend upon acceptance by customers of our Internet Postage and shipping services.

         We expect that our Internet Postage and enterprise Internet shipping services will generate a significant portion of our near-term future revenues. Accordingly, we depend heavily on the commercial acceptance of our Internet Postage and enterprise Internet shipping services. If we fail to successfully gain commercial acceptance of our Internet Postage and enterprise Internet shipping services, we will be unable to generate significant revenues. To date, a substantial market for Internet Postage and enterprise Internet shipping services has not developed, and we cannot assure you that it will develop. More specifically, we cannot predict if our target customers will choose the Internet as a means of purchasing postage or of facilitating their mailing and shipping transactions, if customers will be willing to pay a fee to use our service, or if potential users will select our system over our competitors' or over alternative methods such as online invoicing, bill payment and financial transactions.

The success of our business will depend upon our ability to make our Internet Postage and shipping services widely available, and to achieve widespread adoption of our services.

         We face numerous risks in conjunction with the introduction, sale and commercial availability of our services because of our very limited experience with the commercial rollout and use of our services. Specifically, our Internet Postage service was introduced on October 22, 1999 and our enterprise Internet shipping services have yet to be deployed. As a result, we cannot be sure that our services will be widely available or adopted, that they will successfully process large numbers of user transactions or that our services will contain features that appeal to the broad range of customers that we target. If we experience problems with the availability, adoption, scalability or functionality of our services or if we are unable to offer attractive service enhancements in a timely manner, our ability to attract and retain customers and our results of operations will be adversely impacted.

If we do not achieve the brand recognition necessary to succeed in the Internet postage and shipping markets, our business will suffer.

         We must quickly build our Stamps.com brand to gain market acceptance for our services. We believe it is imperative to our long-term success that we obtain significant market share for our services before our competitors do. We must make substantial expenditures on product development, strategic relationships and marketing initiatives in an effort to establish our brand awareness. In addition, we must devote significant resources to ensure that our users are provided with a high quality online experience supported by a high level of customer service. We cannot be certain that we will have sufficient resources to build our brand and realize commercial acceptance of our services. In addition, our new business strategy of reducing expenses could limit our ability to establish our brand awareness. If we fail to gain market acceptance for our services, our business will suffer dramatically or may fail.

If we fail to effectively market and sell our Internet Postage and shipping services, we may never achieve profitability and our business will be substantially harmed and could fail.

         In order to acquire customers and achieve wide distribution and use of our services, we must develop and execute cost-effective marketing campaigns and sales programs. Given the limited amount of time that our services have been commercially available, if at all, we have very limited experience conducting marketing campaigns. In addition, we have recently increased our emphasis on direct selling efforts and have only recently retained the resources necessary to support a direct sales channel. However, we have very limited experience regarding our ability to acquire customers through a direct sales channel. In connection with our new business strategy, we have significantly reduced our marketing budget, which could prevent us from pursuing certain marketing campaigns and sales programs. As a result of these limited marketing and sales experiences, and our reduced marketing budget, we cannot predict our ability to attract customers for our services, and we may fail to generate significant interest in any of our services. Furthermore, we may be unable to generate significant interest in our services in a cost-effective manner. If we fail to generate interest in our services or to acquire customers in a cost-effective manner, our results of operations will be adversely affected and we may never achieve profitability.

If we fail to meet the demands of our customers, our business will be substantially harmed and could fail.

         Our Internet Postage and shipping services must meet the commercial demands of our customers, which are expected to range from small businesses to large enterprises. We cannot be sure that our services will appeal to or be adopted by such a wide range of customers. In addition, given our limited experience selling our services to and implementing our services with enterprise customers, we cannot predict the length of enterprise sales cycles, the implementation times for our services or the extent to which an enterprise will employ our services. Our technology also may not be capable of servicing the needs of these large enterprise customers. Moreover, our ability to obtain and retain customers depends on our customer service capabilities. As part of our new business strategy, we have significantly reduced our support offerings. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we experience extensive interest in our services, we may fail to meet the expectations of customers due to limited experience in operating our services and the strains this demand will place on our Web site, customer service operations, professional services group, network infrastructure or systems. If we fail to meet the demands of our customers or if our customers implement and employ our services more slowly than we expect, our business, results of operation and ability to achieve profitability will be negatively affected.

If we cannot grow our business, and effectively manage that growth, our business will be adversely affected and could fail.

         Our new business strategy of significantly reducing expenses could have a substantial impact on our ability to develop and introduce new products and services; attract, serve and retain new customers; reliably improve our Web site, network infrastructure and systems; implement new systems, procedures and controls; and increase brand awareness. If our business begins to grow, we may not be able to manage our growth effectively. A period of business expansion could place a significant strain on our managerial, operational and financial resources. Our personnel, systems, procedures and controls may be inadequate to support our future operations. If we are unable to manage our growth effectively or experience disruptions during periods of expansion, our business will suffer and our financial condition and operating results will be seriously affected.

Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage and iShip services and severely harm our business or cause it to fail.

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

         On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses.

         The outcome of the litigation that Pitney Bowes has brought against us is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suits against us. See "Legal Proceedings."

         If Pitney Bowes prevails in its suits against us, we may be prevented from selling postage on the Internet. Alternatively, the Pitney Bowes suits could result in limitations on how we implement our service, delays and costs associated with redesigning our service and payments of license fees and other payments. Thus, if Pitney Bowes prevails in its suits against us, our business could be severely harmed or fail. In addition, the litigation could result in significant expenses and diversion of management time and other resources.

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

Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of the Company, severely harming our business or causing it to fail.

         On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop's ownership of the "stamps.com" domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, we filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. On March 5, 2001, we filed a motion to dismiss the amended complaint. The outcome of the litigation is uncertain, and we can give no assurance that Cybershop will not prevail in the suit against us.

         If Cybershop prevails in its claims against us, we may be liable for monetary damages. Additionally, if Cybershop is successful in the lawsuit, we may be required to relinquish the domain name "stamps.com" and transfer the domain name registration to Cybershop. Relinquishing ownership of the "stamps.com" domain name would require us to use a different domain name as the primary Internet address and web page for our company, and we may need to change the name of our company itself from "Stamps.com Inc." as well. Changing the name of our company, and using a new Internet domain name, could significantly and negatively affect our brand recognition and customer acquisition and retention. Furthermore, a change in our company name or Internet domain name could result in significant costs in seeking to build new brand recognition. Thus, if Cybershop prevails in its suit against us, our business could be severely harmed or even fail. See "Legal Proceedings."

         Even if Cybershop's claim is unsuccessful, the Cybershop litigation could result in significant expenses and diversion of management time and other resources that could negatively affect our business.

Third party assertions of violations of their intellectual property rights could adversely affect our business.

         Substantial litigation regarding intellectual property rights exists in our industry. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. We may become increasingly aware of, or we may increasingly receive correspondence claiming, potential infringement of other parties' intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims against us regardless of their validity. We may not have adequate resources to defend against these claims and any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation in which we are accused of infringement might cause product development delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business. See "Legal Proceedings."

A failure to protect our own intellectual property could harm our competitive position.

         We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have three issued United States patents, and have filed 67 United States patent applications and 12 international patent applications. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents, trademarks and service marks in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States. See "Risk Factors--Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of our Company, severely harming our business or causing it to fail."

If we are unable to maintain and develop our strategic relationships and distribution arrangements, our Internet Postage and shipping services may not achieve commercial acceptance.

         We have established strategic relationships with a number of third parties. To date, our strategic relationships generally involve the promotion and distribution of our services through our partners' products, services and Web sites. Recently, we have increased our focus on the direct sales channel and have entered into arrangements to have a third party direct sales force offer our services. In return for promoting or selling our services, our partners may receive revenue-sharing opportunities or per-customer bounties. In order to achieve wide distribution of our services, we believe we must establish additional strategic relationships to market our services effectively. If one or more of our partners terminates or limits its relationship with us, our business could be severely harmed or fail. We have limited experience in establishing and maintaining strategic relationships, and we may fail in our efforts to establish and maintain these relationships.

         Our current strategic relationships have not yet resulted in significant revenues, primarily because we have only recently commercially released our Internet Postage service, and our enterprise shipping services have not yet been commercially released. As a result, our strategic partners may not view their relationships with us as significant or vital to their businesses and, consequently, may not perform according to our expectations. We have little ability to control the efforts of our strategic partners and, even if we are successful in establishing strategic relationships, these relationships may not be successful.

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

         We may establish subsidiaries, enter into joint ventures or pursue the acquisition of new or complementary businesses, products or technologies in an effort to enter into new business areas, diversify our sources of revenue and expand our product and service offerings outside the Internet postage market. Although we have no commitments or agreements and are not currently engaged in discussions for any material acquisitions or investments, we continue to evaluate incremental revenue opportunities and derivative applications of our technology and may pursue and develop those opportunities with strategic partners and investors, both domestically and internationally. To the extent we pursue new or complementary businesses, we may not be able to expand our service offerings and related operations in a cost-effective or timely manner. We may experience increased costs, delays and diversions of management's attention when integrating any new businesses or service. We may lose key personnel from our operations or those of any acquired business. Furthermore, any new business or service we launch that is not favorably received by users could damage our reputation and brand name in the Internet postage and shipping or other markets that we enter. We also cannot be certain that we will generate satisfactory revenues from any expanded services or products to offset related costs. Any expansion of our operations would also require significant additional expenses, and these efforts may strain our management, financial and operational resources. Additionally, future acquisitions may also result in potentially dilutive issuances of equity securities, the incurring of additional debt, the assumption of known and unknown liabilities, and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and operating results. New issuances of securities may also have rights, preferences and privileges senior to those of our common stock.

We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us.

         If our cost-cutting program associated with our new business strategy is successfully implemented, we believe that our current cash balances will allow us to fund our operations through June 2002. However, we may require substantial working capital to fund our business and we may need to raise additional capital. Our future capital needs depend on many factors, including market acceptance of our postage and shipping services; the level of promotion and advertising of our postage and shipping services; the level of our development efforts; our rate of customer acquisition and retention for our Internet Postage and shipping services; and changes in technology. In addition, the various elements of our business and growth strategies, including our plans to support fully the commercial release of our services, our introduction of new products and services and our investments in infrastructure will require additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future or generate sufficient working capital, we may be required to curtail our operations significantly or obtain funding through the relinquishment of significant technology or markets. Raising additional capital through the sale of equity or convertible debt securities would have a dilutive effect on existing stockholders, and securities we issue may have rights superior to our common stock.

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

                         Risks Related to Our Industry

US Postal Service regulations and fee assessments may cause disruptions or discontinuance of our business, may increase the cost of our service and may affect the adoption of Internet postage as a new method of mailing.

         We are subject to continued US Postal Service scrutiny and other government regulations. The continued availability of our Internet Postage service is dependent upon our service continuing to meet US Postal Service performance specifications and regulations. The US Postal Service could change its certification requirements or specifications for Internet postage or revoke the approval of our service at any time. If at any time our Internet Postage service fails to meet US Postal Service requirements, we may be prohibited from offering this service and our business would be severely and negatively impacted. In addition, the US Postal Service could suspend, terminate or offer services which compete against Internet postage, any of which could stop or negatively impact the commercial adoption of our Internet Postage service. Any changes in requirements or specifications for Internet postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our Internet Postage service. For example, the US Postal Service could decide to charge Internet postage vendors fees for the enrollment of each unique customer of the Internet postage product, which would be a cost that we would either absorb or pass through to customers. The US Postal Service has in fact invoiced each Internet postage vendor $8 for each digital certificate required for each consumer of Internet postage to securely print postage. We are currently discussing the necessity of this charge with the US Postal Service. If we are required to pay this per customer charge, the cost of our service could increase and the adoption of Internet postage as a new method of mailing could be adversely affected.

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

         The market for Internet postage products and services is new and is intensely competitive. At present, Pitney Bowes has a software-based product commercially available and has a hardware-based product in beta testing. Neopost Industrie has hardware and software products in beta testing. If any of our competitors, including Pitney Bowes, provide the same or similar service as we provide, our operations could be adversely impacted. See "Business--Competition."

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

         We also compete with companies that provide shipping solutions to businesses. Customers may continue using the direct services (including online services) of the US Postal Service, United Parcel Service, FedEx and other major shippers, instead of adopting our multi-carrier, online service. Successful adoption of our shipping solutions may also be impeded by insufficient cooperation from major carriers that we need to provide our online services. Alternatively, traditional and/or potential competitors with greater resources than ours, like Pitney Bowes, may develop more successful Internet solutions or deter acceptance of our service offerings. In addition, companies including TanData Corporation, GoShip.com, BITS, Inc./Intershipper.net, Kewill Systems, Accuship, Neopost Industrie, Virtan, Inc./SmartShip Return.com and ClickReturns.com are competing in shipping services and/or offering their services through alliances with traditional major shippers. We also face a significant risk that large shipping companies will collaborate in the development and operation of an online shipping system that could make our Internet shipping services obsolete.

         On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for our online shipping services. United Parcel Service has informed us that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use our online shipping services.

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

         Our success depends in large part on widespread acceptance and use of the Internet as a way to purchase postage and shipping services. This practice is at an early stage of development, and market acceptance of Internet postage and shipping services is uncertain. We cannot predict the extent to which customers will be willing to shift their purchasing habits from traditional to online postage and/or shipping services. To be successful, our customers must accept and utilize electronic commerce to satisfy their product needs. Our future revenues and profits, if any, substantially depend upon the acceptance and use of the Internet and other online services as an effective medium of commerce by our target users.

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

         We have employees and offer our services in multiple states, and we may in the future expand internationally. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our services or prosecute us for violations of their laws. Further, we might unintentionally violate the laws of foreign jurisdictions and those laws may be modified and new laws may be enacted in the future.

If we market our services internationally, government regulation could disrupt our operations.

         We may in the future begin to provide services in international markets. Our ability to provide our Internet Postage service in international markets would likely be subject to rigorous governmental approval and certification requirements similar to those imposed by the US Postal Service. For example, our Internet Postage service cannot currently be used for international mail because foreign postal authorities do not currently recognize information-based indicia postage. If foreign postal authorities accept postage generated by our service in the future, and if we obtain the necessary foreign certification or approvals, we would be subject to ongoing regulation by foreign governments and agencies. To date, efforts to create a certification process in Europe and other foreign markets are in a preliminary stage and these markets may not prove to be a viable opportunity for us. As a result, we cannot predict when, or if, international markets will become a viable source of revenues for a postage service similar to ours.

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

         If we enter the international market, our business activities will be subject to a variety of potential risks, including the adoption of laws and regulatory requirements, political and economic conditions, difficulties protecting our intellectual property rights and actions by third parties that would restrict or eliminate our ability to do business in these jurisdictions. If we begin to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including the potential adverse effects of exchange rate fluctuations.

                           Risks Related to Our Stock

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

Shares of our common stock held by existing stockholders may be sold into the public market, which could cause the price of our common stock to decline.

         If our stockholders sell into the public market substantial amounts of our common stock purchased in private financings prior to our initial public offering, or purchased upon the exercise of stock options or warrants, or if there is a perception that these sales could occur, the market price of our common stock could decline. All of these shares are available for immediate sale, subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. These sales also could impair our future ability to raise capital through the sale of equity or equity-related securities at a time and price that we deem appropriate.

Our stock price may be highly volatile and could drop, particularly because our business depends on the Internet.

         The trading price of our common stock has fluctuated widely in the past, and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and Internet-related companies and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations and the perception of the valuation of the Internet company sector could adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES

         Our corporate headquarters are located in a 90,000 square foot facility in Santa Monica, California under a lease expiring on May 31, 2004. We also have a 14,000 square foot office facility in Irvine, California under a lease expiring in March 2004. We also have 27,000 square feet of space in Bellevue, Washington under a lease terminating in April 2001, and an additional 14,500 square feet of space under a lease that expires in April 2002. Also in Bellevue, Washington, we have entered into a lease for 92,000 square feet of space that commences in March of 2001 and expires in 2009. Subsequent to our restructuring, we are in the process of marketing spaces in Santa Monica and Bellevue for sublet. We have incorporated lease payments for excess space into our restructuring charge.

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

         On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses.

         The outcome of the litigation that Pitney Bowes has brought against us is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suit against us. See "Risk Factors--Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage and iShip services and severely harm our business or cause it to fail."

         On or about December 29, 1999, three individual plaintiffs filed a lawsuit against us in the California Superior Court for the County of Los Angeles. The complaint was amended on January 28, 2000 to add Mohan Ananda, one of our directors, as a defendant and to remove one of the plaintiffs from the suit. Plaintiffs asserted claims for breach of oral contract, quantum meruit, fraud and negligent misrepresentation. The plaintiffs alleged that they had an oral contract with Stamp Master, who allegedly was one of our predecessors, pursuant to which Stamp Master agreed to pay them "cash for cash compensation" for their services in securing investments for Stamp Master or in finding individuals to serve as board members. They further alleged that after successfully placing an individual on our board of directors and after that board member successfully obtained financing on our behalf, they were entitled to cash compensation for those efforts. The plaintiffs sought $13.3 million in compensatory damages, plus other unspecified compensatory damages, punitive and exemplary damages and attorneys' fees and costs incurred.

         On January 23, 2001, the Court granted a summary judgment motion filed by us and Mr. Ananda. Accordingly, judgment has been granted in favor of us and Mr. Ananda and the case has been dismissed. However, the plaintiffs have notified the court that they intend to appeal the judgment against them to an appellate court.

         On August 23, 2000, DraftWorldwide, Inc., which formerly served as one of our advertising and promotions agencies, filed a suit against us for alleged breach of contract in the Circuit Court of Cook County, Illinois. The suit alleged that we improperly terminated our contract with DraftWorldwide and sought damages of approximately $3.9 million plus interest and costs associated with the lawsuit. We denied the allegations contained in the complaint, and filed our own counterclaim, alleging that DraftWorldwide had breached the contract by failing to adequately perform under the contract and had acted in bad faith in negotiating an adjustment to the terms of the contract, as provided for in the contract. The parties recently reached a mutually acceptable resolution of the suit which will result in both parties' dismissal, with prejudice, of their respective claims against each other in the very near future.

         On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop's ownership of the "stamps.com" domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, we filed a motion to dismiss the suit. On

February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. On March 5, 2001, we filed a motion to dismiss the amended complaint. The outcome of the litigation is uncertain, and we can give no assurance that Cybershop will not prevail. See "Risk Factors--Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of the Company, severely harming our business or causing it to fail."

         On or about April 6, 2000, Metro Fulfillment, Inc. filed a lawsuit against Weigh-Tronix, Inc. for breach of contract, fraud, negligent misrepresentation, intentional inference with contract, negligent interference, breach of implied warranty and breach of express warranty. Metro Fulfillment, Inc. alleges that pursuant to its agreement with Weigh-Tronix, Inc., Metro Fulfillment, Inc. was not required to pay for postal scales that were purchased from Weigh-Tronix, Inc. until Metro Fulfillment, Inc. had actually sold those scales to end users. These sales were supposed to be sold through our Web site. Metro Fulfillment, Inc. further alleged that Weigh-Tronix, Inc. breached the agreement by seeking payment before the scales were actually sold to customers in breach of the agreement. Weigh-Tronix, Inc. in turn filed a third party complaint against us and Metro Fulfillment, Inc. for breach of contract and several common counts. The third party complaint seeks approximately $700,000.00 in compensatory damages, plus interest and attorney's fees. We have filed an answer to the third party complaint denying the allegations of the lawsuit.

         On February 28, 2001, Metro Fulfillment, Inc. filed a lawsuit against us stemming from services allegedly performed by Metro Fulfillment, Inc. under a Fulfillment Services Agreement. The complaint alleges claims for breach of contract, common counts and negligent misrepresentation. The complaint seeks damages of approximately $1.3 million. We are currently reviewing the complaint and anticipate filing an answer denying the allegations in that complaint.

         We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

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

                                                                    High       Low
                                                                    ----       ---
         Fiscal 1999
            Second Quarter (June 25, 1999 through June 30, 1999)..  $17.50   $  13.25
            Third Quarter ........................................  $48.00   $  22.25
            Fourth Quarter........................................  $88.25   $  30.69
         Fiscal 2000
            First Quarter.........................................  $47.50   $  19.31
            Second Quarter........................................  $16.75   $   7.31
            Third Quarter.........................................  $ 7.94   $   3.56
            Fourth Quarter........................................  $ 3.94   $   2.25
         Fiscal 2001
            First Quarter (through March 27, 2001)................  $ 3.03   $   2.80

Recent Share Prices

         The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 31, 2000 and (ii) March 27, 2001.

                                                                       Closing
                                                                        Price

         December 31, 2000..........................................    $2.78
         March 27, 2001.............................................    $2.62

Holders

         As of March 27, 2001, there were approximately 1,457 stockholders of record and approximately 50,171,630 shares of our common stock issued and outstanding.

Dividend Policy

         We have never declared nor paid cash dividends on our capital stock. We currently intend to retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         We did not have any unregistered sales of common stock during the quarter ended December 31, 2000.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                                    Period from
                                                                                                  January 9, 1998
                                                                                                   (inception) to
                                                                         Year ended December 31,     December 31,
                                                                        ------------------------  ----------------
                                                                           2000           1999          1998
                                                                        ------------------------  ----------------
                                                                           (in thousands, except per share data)
Statement of Operations Data:
Revenues.........................................................      $     15,234     $      358     $       --
Cost of sales....................................................            23,691          2,430             --
Research and development.........................................            33,051          7,363          1,532
Sales and marketing..............................................            72,966         35,208            632
General and administrative.......................................           102,191         14,333          2,016
Provision for loss on loan with former officer...................             3,346             --             --
Restructuring charges............................................            11,475             --             --
Loss from operations.............................................          (231,486)       (58,976)        (4,180)
Interest income (expense), net...................................      $     18,436      $   2,489     $      (16)
Net loss.........................................................          (212,949)       (56,487)        (4,196)
Basic and diluted net loss per share.............................      $      (4.54)     $   (2.59)    $    (0.85)
Weighted average shares outstanding used in basic and diluted
   per-share calculation.........................................           46,888          21,824          4,956

                                                                                             As of December 31,
                                                                                      -----------------------------
                                                                                          2000              1999
                                                                                      ------------     ------------
                                                                                             (in thousands)
Balance Sheet Data:
Cash and short-term investments...............................................        $    247,939   $    374,746
Working capital...............................................................             234,645        390,357
Total assets..................................................................             486,938        410,442
Line of credit, capital lease obligations and other long-term liabilities.....               9,114          1,951
Total stockholders' equity....................................................             422,761        401,598

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and our financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results including those set forth in "Risk Factors" beginning on page 11 of this Report.

Overview

     Stamps.com provides easy, convenient and cost-effective Internet-based services for mailing or shipping letters, packages or parcels anywhere in the United States and at anytime. Our core mailing and shipping services are designed to allow individual consumers or employees of small businesses or larger enterprises to select a carrier, print US postage or shipping labels from multiple carriers, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs. With all of our services, no additional hardware is required; a customer can access our services through an existing Internet connection and print postage or shipping labels with ordinary laser or inkjet printers.

     In October 2000, we implemented a new business strategy in an effort to more rapidly decrease our operating losses and enhance our ability to achieve profitability. This strategy involved an initial restructuring to focus on our core business of Internet postage and shipping, that reduced our total number of employees by approximately 40% to 315 employees, which included full time, part time and contract employees. We took a one-time charge in the fourth quarter of 2000 of $11.5 million that consists primarily of employee severance, reserves established for exiting contractual arrangements and fixed asset write-offs. We also announced other cost-cutting programs, including a significant reduction and redeployment of our sales and marketing expenses to those programs that have demonstrated higher returns on investment. We combined our Enterprise and E-Commerce Business Units to reduce duplication of costs and effort. Additionally, as a result of our new focus, we exited some of our longer-term fixed-price marketing deals in favor of variable cost marketing deals, and restructured our customer support service.

     In October 2000, we experienced a significant change in personnel at the senior management level including the resignation of our Chief Executive Officer and Chairman of the Board, our President and Chief Operating Officer, our Chief Financial Officer, our Chief Marketing Officer and our Controller. The Board appointed Bruce Coleman as interim Chief Executive Officer and as a director, Kenneth McBride as acting Chief Financial Officer and Marvin Runyon as our new Chairman of the Board. We cannot predict how these changes in management will affect our business. However, if we fail to attract and retain qualified individuals for these senior management positions, our business, financial condition and results of operations will be adversely affected. If our new business strategy is not successful, we will not achieve profitability as currently planned, if at all.

     In February 2001, in an effort to more rapidly decrease our operating losses, and continue with our new business strategy, we reduced the total number of employees by approximately an additional 50% to 150 employees, which included full time, part time and contract employees. We expect to take a one-time charge in the first quarter of 2001 related to this reduction in workforce. We also continued our focus on exiting fixed price marketing deals, and entering into variable cost marketing deals. For instance, in February 2001, we terminated our marketing agreement with America Online, Inc. which we expect to result in savings to our company of approximately $27 million over the next two years. Additionally, we restructured our customer support service for greater efficiency.

     In March 2001, David Bohnett resigned from our Board of Directors. We expect to continue to experience changes in personnel at the senior management and Board level as part of our restructuring process.

     On November 16, 1999, we announced the formation of a subsidiary, EncrypTix, Inc., to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, we invested $1.0 million and granted EncrypTix a license to our technology in those three specific fields of use. EncrypTix raised approximately $35 million in private financing. On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. We do not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, we terminated our license agreement with EncrypTix and maintain limited licenses to various EncrypTix intellectual property.

     On March 7, 2000, we completed the acquisition of iShip.com, Inc.
pursuant to which iShip.com, Inc. became our wholly-owned subsidiary. iShip.com, Inc. was a development stage enterprise developing Internet-based shipping technology. In connection with the acquisition, we issued approximately 5.6 million shares of our common stock in exchange for all outstanding shares of iShip.com, Inc. capital stock and reserved an additional 1.6 million shares of our common stock for issuance upon the exercise of iShip.com, Inc. options and warrants we assumed in connection with the acquisition. The acquisition was accounted for as a purchase. In connection with the iShip.com, Inc. acquisition, we recorded a significant amount of goodwill and intangibles, the amortization of which will significantly and adversely affect our operating results. As of December 31, 2000, the un-amortized intangibles related to the iShip.com, Inc. acquisition is $175.3 million. On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for our enterprise shipping services. Mail Boxes Etc. USA, Inc. was also a significant customer of United Parcel Service. United Parcel Service has informed us that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use our online shipping services in the future. In light of the March 2, 2000 events, we may be required to record an appropriate reduction to the remaining goodwill in the first quarter of 2001.

         On August 23, 2000, DraftWorldwide, Inc., which formerly served as one of our advertising and promotions agencies, filed a suit against us for alleged breach of contract in the Circuit Court of Cook County, Illinois. The suit alleged that we improperly terminated our contract with DraftWorldwide and sought damages of approximately $3.9 million plus interest and costs associated with the lawsuit. We denied the allegations contained in the complaint, and filed our own counterclaim, alleging that DraftWorldwide had breached the contract by failing to adequately perform under the contract and had acted in bad faith in negotiating an adjustment to the terms of the contract, as provided for in the contract. The parties recently reached a mutually acceptable resolution of the suit which will result in both parties' dismissal, with prejudice, of their respective claims against each other in the very near future.

         Internet Postage Services: We offer an Internet Postage service targeted at consumers and small businesses with less than 100 employees. Service fee revenues for our Internet Postage service are generated from the two service plans that we are currently offering to our users, the Simple Plan and the Power Plan. Under the Simple Plan, a user purchases postage at face value for a monthly convenience fee of 10% of the value of postage printed. Prior to November 2000, there was a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99 under the Simple Plan. Beginning in November 2000, the monthly minimum fee was increased to $4.49 for new customers and the monthly maximum fee was discontinued. All customers who existed at the time of the price increase remain at the $1.99 minimum level. The Power Plan was introduced at the beginning of our second quarter of 2000, in response to customer requests for a fixed monthly pricing plan for unlimited usage. Under the Power Plan, a user purchases unlimited postage at face value, for a flat monthly fee of $18.99. For the fourth quarter of 2000, over 50% of our service fee revenues was generated from Power Plan customers. Service fees are calculated and charged at the end of a monthly billing cycle.

         We also generate revenues from controlled access advertising to our existing customer base, and revenue share and bounty arrangements. As we continue to grow our customer base for the Internet Postage service, and implement our new business strategy, we expect to see an increase in our revenues for 2001 as compared to our revenues in 2000.

         Internet Shipping Services: We offer an Internet-based, multi-carrier mailing and shipping service that is targeted both at small businesses with less than 100 employees and at large companies with more than 100 employees. We believe that our enterprise service for corporations with 100 or more employees will enable them to centrally manage and control costs from mailing and shipping activities across multiple carriers and can be distributed to thousands of corporate desktops using only a Web browser. The largest customer to date of the enterprise service is Mail Boxes Etc. USA, Inc., a retail business, communication and postal services franchiser. There are currently over 1,400 Mail Boxes Etc. USA, Inc. franchises utilizing our services. Under our 2000 agreement with Mail Boxes Etc. USA, Inc., we received a fixed service fee of $500,000 per month until December 31, 2000. Due to delays in delivering our products and a dispute with Mail Boxes Etc. USA, Inc. relating to certain product features, as of December 31, 2000 we had not received payment of $2.0 million of service fees, and as such we had not recognized that amount of revenue. We are currently working with Mail Boxes Etc. USA, Inc. in an effort to resolve this dispute. On January 1, 2001, the fixed monthly service fee converted to a per transaction fee. Given current transaction volume being produced by Mail Boxes Etc. USA, Inc. franchises, we do not expect in the short term to achieve the level of monthly revenue that has been produced under the year 2000 fixed monthly service fee arrangement.

         On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service had agreed to acquire Mail Boxes Etc. USA, Inc., the largest customer of our enterprise shipping services. As a result of that announcement, the uncertainty around our relationship with Mail Boxes Etc. USA, Inc. and our ability to collect year 2000 service fees has increased.

Results of Operations

Years Ended December 31, 2000 and 1999

         Revenue. Revenue is derived primarily from two sources: (1) service fees charged to customers for the ability to print postage directly from their printer, and (2) professional contract revenue, received from Mail Boxes Etc. USA, Inc., for shipping tools used by Mail Boxes Etc. USA, Inc. franchise locations. Total revenue increased from $358,000 to $15,234,000 for the years ended December 31, 1999 and 2000, respectively. The increase in service revenue is primarily due to a growth in the customer base from approximately 187,000 to 300,000, at December 31, 1999 and 2000, respectively, and recognizing a full year's worth of revenue in 2000, as opposed to two months in 1999 (the postage service product was launched on October 22, 1999). The professional contract revenue in 2000 relates to the Mail Boxes Etc. USA, Inc. agreement that was initiated in 2000. Other revenue consists primarily of bounties and commissions on sales of products to our customers by third parties. The bounty and commission agreements were also initiated in 2000.

         Cost of Sales. Cost of sales principally consists of customer service, free postage and system operating costs. Cost of sales was $23.7 million for the year ended December 31, 2000, compared to $2.4 million for the year ended December 31, 1999. The increase is primarily attributable to conducting operations for twelve months in 2000 as opposed to two months in 1999. During 2000 we significantly increased customer service capacity and initiated promotional programs that included a free postage offering, both of which are recognized as cost of sales. We expect that cost of sales will decrease significantly as a percent of revenue in 2001 as we have reduced our workforce and have reduced the amount of free postage given to new customers.

         Sales and Marketing. Sales and marketing expenses principally consist of costs associated with strategic relationships, advertising and promotional expenditures, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses were approximately $73.0 million compared to $35.2 million for the years ended December 31, 2000 and 1999, respectively. The increase in sales and marketing expenses is principally due to the marketing campaign and advertising subsequent to the launch of the Internet Postage solution in October 1999. We expect sales and marketing expenses to decrease significantly in 2001 as we narrow our sales and marketing focus and efforts.

         Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of the Internet Postage and enterprise shipping service and expenditures for consulting services and third-party software. Research and development expenses for the year ended December 31, 2000 were $33.1 million compared to $7.4 million for the year ended December 31, 1999. The increase is due to higher personnel and consulting costs and other expenses associated with the ongoing development of the Internet Postage and enterprise shipping services. We expect that research and development costs will decrease significantly in 2001 as we have reduced our workforce and have narrowed our development efforts.

         General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, facility costs, fees for legal and other professional services, and amortization of deferred compensation. General and administrative expenses for the years ended December 31, 2000 and 1999 were $102.2 million and $14.3 million, respectively. The increase is principally due to the increased number of employees, the expansion of facilities related to the growth of the business, legal fees and, most significantly, the amortization of goodwill related to the iShip.com, Inc. acquisition and the amortization of deferred compensation. We expect general and administrative expenses to decrease significantly as we have reduced our workforce in October 2000 and February 2001.

         Restructuring Charge. In October 2000, we restructured to more effectively focus on core business opportunities in the postage and shipping industries. As a part of that restructuring, we eliminated approximately 40% of the workforce, ceased payments under and subsequently exited our marketing agreement with America Online, Inc., discontinued use of certain assets, and recorded a restructuring charge of $11.5 million that consists primarily of employee severance, reserves established for exiting contractual arrangements and leases, and property and equipment write-offs.

         Interest Income (Expense), Net. Interest income (expense), net consists of income from cash equivalents and short term investments, net of interest expense related to financing obligations. Net interest income for the years ended December 31, 2000 and 1999 were $18.4 million and $2.5 million, respectively. This increase is due to earnings on a higher average cash equivalent balance as a result of our initial public offering in June 1999 and our follow-on public offering in December 1999.

Years Ended December 31, 1999 and 1998

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

Liquidity and Capital Resources

         As of December 31, 2000 and 1999, we had approximately $247.9 million and $374.7 million cash and short term investments, respectively. In June 1999, we completed our initial public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $11.00 per share. The net proceeds from the offering were $10.23 per share, or $58.8 million in the aggregate. In December 1999, we completed a follow-on public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $65.00 per share. Our net proceeds from the offering were $61.83 per share, or $355.5 million in the aggregate. We regularly invest excess funds in short-term money market funds and commercial paper and do not engage in hedging or speculative activities.

         In the first quarter of 2000, our majority-owned subsidiary, EncrypTix, raised approximately $34.8 million in private financing from a group of financial and strategic investors. The proceeds of this financing were used by EncrypTix for research and development, sales and marketing and general working capital purposes. On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. We do not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, we terminated our license agreement with EncrypTix and maintain limited licenses to various EncrypTix intellectual property.

         In May 1999, we entered into a facility lease agreement for the corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. Also, in March 2000 we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17 million. For all excess space that resulted from our October 2000 and February 2001 restructurings, we are actively marketing the space for sublet.

         Net cash used in operating activities was $123.3 million and $67.5 million for the years ended December 31, 2000 and 1999, respectively. The increase in net cash used in operating activities resulted primarily from increases in net loss.

         Net cash used in investing activities was $163.3 million and $57.7 million for the years ended December 31, 2000 and 1999, respectively. The increase in net cash used in investing activities resulted primarily from the purchase of short-term investments and increased capital expenditures.

     Net cash provided by financing activities was $29.3 million and $450.1 million for the years ended December 31, 2000 and 1999, respectively. The decrease in net cash provided by financing activities resulted principally from the initial public offering in June 1999 and follow-on offering in December 1999.

     We anticipate that our current cash balances will be sufficient to fund our operations through June 2002. However, we may require substantial working capital to fund our business and may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. See "Risk Factors--We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short-term investments are comprised of U.S. government obligations and public corporate debt securities with maturities of less than one year at the date of purchase. At December 31, 2000, our short-term investments approximated $174.4 million and had a related weighted average interest rate of 6.0%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Stamps.com's financial statements, schedules and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

     (b) Identification of Key Executive Officers. The information under the caption "Executive Officers and Key Employees," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

     (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and Other Information," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Ownership of Securities," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Transactions," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

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

             1. Financial Statements. The following financial statements of Stamps.com are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                 Stamps.com Consolidated Financial Statements

                                                                                                             Page
                                                                                                             ----
Report of Independent Public Accountants........................................................             F-1
Consolidated Balance Sheets at December 31, 2000 and 1999.......................................             F-2
Consolidated Statements of Operations for the years ended December 31, 2000 and December 31,
   1999 and the period from January 9, 1998 (date of inception) to December 31, 1998............             F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and
   December 31, 1999 and the period from January 9, 1998 (date of inception) to December 31,
   1998.........................................................................................             F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000 and December 31,
   1999 and the period from January 9, 1998 (date of inception) to December 31, 1998............             F-6
Notes to Consolidated Financial Statements......................................................             F-7

             2. Financial Statement Schedules. All financial statement schedules of Stamps.com have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

             3. Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:


  Exhibit
   Number                                  Description
   ------                                  -----------
   1.1       Form of Underwriting Agreement.(2)

   2.1 Agreement and Plan of Merger, dated as of October 22, 1999, by and among the Company, Rocket Acquisition Corp. and iShip.com, Inc.(1)

   2.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of February 14, 2000, by and among the Company, Rocket Acquisition Corp. and iShip.com, Inc.(4)

   3.1       Amended and Restated Certificate of Incorporation of the Company.
             (2)

   3.2       Bylaws of the Company.(2)

   4.1       Specimen common stock certificate.(2)

   4.2 Form of Common Stock Purchase Warrant between the Company and Cydcor Limited.(15)

   10.1 Series A Stock Purchase Warrant, dated May 1, 1998, between the Company and Silicon Valley Bank.(2)

   10.2 Amended and Restated Investors' Rights Agreement, dated February 17, 1999, between the Company and the investors named therein.(2)

   10.3 Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(2)

  Exhibit
   Number                                  Description
   ------                                  -----------

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

   10.8      1999 Stock Incentive Plan.(2)

   10.9      1999 Employee Stock Purchase Plan.(2)

   10.10 Form of Indemnification Agreement between the Company and its directors and officers.(2)

   10.11 Lease Agreement, dated August 27, 1998, between the Company and Spieker Properties, L.P. and Amendment No. One, dated January 8, 1999.(2)

   10.12+ Advertising Insertion Order, dated December 16, 1998, between the Company and America Online, Inc.(2)

   10.13 Master Lease Agreement between the 4Company and FirstCorp, dated June 5, 1998.(2)

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

   10.20+ Distributor Agreement, dated January 15, 1999, between the Company and Office Depot, Inc.(2)

   10.21+ Distributor Agreement, dated March 31, 1999, between the Company and Seiko Instruments USA, Inc.(2)

   10.22+ Distributor Agreement, dated March 30, 1999, between the Company and Avery Dennison Office Products Company.(2)

   10.23+ Distributor Agreement, dated March 11, 1999, between the Company and Dymo-Costar Corporation.(2)

   10.24 Series A Preferred Stock and Warrant Purchase Agreement, dated February 26, 1998, between the Company and certain investors.(2)

  Exhibit
   Number                                  Description
   ------                                  -----------

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

   10.29     Amendment Letter to America Online, Inc., dated June 4, 1999.(2)

   10.30 Nondisclosure Agreement and Agreement to Release University from damages caused by testing, dated December 6, 1998.(2)

   10.31 Nondisclosure Agreement and Agreement to Release Carnegie Mellon, Inc. from damages caused by testing, dated April 22, 1997.(2)

   10.32 Letter of Intent from Stampmaster, Inc. and US Postal Service response letter between Stampmaster, Inc. and the US Postal Service, dated February 21, 1997 and April 23, 1997, respectively.(2)

   10.33 Consulting Agreement, dated June 21, 1999, between the Company and Carolyn Ticknor.(7)

   10.34+ Interactive Marketing and Distribution Agreement, dated October 15, 1999, between America Online, Inc. and the Company.(3)

   10.35 Common Stock and Warrant Purchase Agreement, dated October 20, 1999, between America Online, Inc. and the Company.(3)

   10.36 Common Stock Purchase Warrant, dated October 29, 1999, between America Online, Inc. and the Company.(3)

   10.37 Consulting Agreement dated October 20, 1999 between the Company and Marvin Runyon.(3)

   10.38 Amended and Restated Consulting Services Agreement dated November 15, 1999 between the Company and Marvin Runyon.(4)

   10.39 Employment Offer Letter dated as of October 20, 1999 between the Company and Loren E. Smith.(11)

   10.40 Common Stock Purchase Warrant, dated August 20, 1999, between the Company and Imperial Bank (Assumed by the Company on March 7, 2000 in connection with the iShip.com, Inc. acquisition).(12)

   10.41 Letter dated March 22, 2000 regarding the Company's Assumption of the Imperial Bank Warrant.(12)

   10.42 Common Stock Purchase Warrant, dated April 29, 1999, between the Company and Mail Boxes Etc. USA, Inc. (Assumed, Amended and Restated on March 7, 2000 in connection with the iShip.com, Inc. acquisition).(12)

   10.43 Lease Agreement dated as of May 7, 2000 between Sterling Realty Organization Co. and iShip.com, Inc.(12)

  Exhibit
   Number                                  Description
   ------                                  -----------

   10.44+ License Agreement dated as of February 9, 2000 by and between the Company and EncrypTix, Inc.(12)

   10.45 Amended and Restated Loan Repayment Agreement dated as of August 10, 2000 by and among the Company, Salomon Smith Barney Inc. and John M. Payne.(13)

   10.46 Revolving Note Secured by Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(13)

   10.47 Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(13)

   10.48+ Manifest System Services and Co-Branding Agreement dated as of April 27, 1999 by and between iShip.com, Inc. and Mail Boxes Etc. USA, Inc.(15)

   10.49+ Amendment No. 1 dated as of March 7, 2000 to the April 27, 1999 Manifest System Services and Co-Branding Agreement by and between iShip.com, Inc. and Mail Boxes Etc. USA, Inc.(15)

   10.50 Common Stock Warrant Issuance Agreement dated as of August 1, 2000 between the Company and Cydcor Limited.(15)

   10.51 Separation Letter Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(16)

   10.52 Consulting Services Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(16)

   10.53 Confidential Information and Invention Assignment Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(16)

   10.54 Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(16)

   10.55 Note Secured by Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(16)

   10.56++ Termination Agreement dated as of February 23, 2001 by and between America Online, Inc. and the Company.(18)

   10.57++ Market Agreement, dated as of May 15, 2000, by and between the Company and Cydcor Limited.(18)

   10.58++ Addendum No. 1 dated as of August 1, 2000 to the May 15, 2000 Market Agreement by and between the Company and Cydcor Limited.(18)

   10.59 Amendment dated February 13, 2001 to the December 20, 2000 Separation Letter Agreement by and between the Company and John M. Payne.(18)

   10.60 Letter Agreement regarding Resignation dated September 22, 2000 by and between the Company and Loren Smith.(18)

   10.61 Letter Agreement regarding Resignation dated October 26, 2000 by and between the Company and John La Valle.(18)

  Exhibit
   Number                                  Description
   ------                                  -----------

   10.62 Employment Offer Letter dated October 23, 1999 by and between the Company and Bruce Coleman.(18)

   21.1      Subsidiaries of the Company.(3)

   23.1      Consent of Arthur Andersen LLP.(18)

   24.1      Power of Attorney.(Included on signature pages hereto)

   99.1      Form of Notice of Grant of Stock Option.(5)

   99.2      Form of Stock Option Agreement.(5)

   99.3 Form of Addendum to Stock Option Agreement--Involuntary Termination Following Corporate Transaction/Change in Control.(5)

   99.4 Form of Addendum to Stock Option Agreement--Limited Stock Appreciation Right.(5)

   99.5      Form of Stock Issuance Agreement.(5)

   99.6 Form of Addendum to Stock Issuance Agreement--Involuntary Termination Following Corporate Transaction/Change in Control.(5)

   99.7      Form Automatic Stock Option Agreement.(5)

   99.8 Form Notice of Grant of Non-Employee Director--Automatic Stock Option (Initial).(5)

   99.9 Form Notice of Grant of Non-Employee Director--Automatic Stock Option (Annual).(5)

   99.10     Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5)

   99.11     Form of Stock Purchase Agreement for Employee Stock Purchase
             Plan.(5)

   99.12 Press Release, dated July 21, 1999, announcing recent developments.(6)

   99.13 Press Release, dated July 12, 1999, announcing the appointments of Carolyn Ticknor as a Board Director and Christopher Hylen as a Senior Vice President of Marketing.(7)

   99.14 Press Release, dated August 9, 1999, announcing US Postal Service approval of the Company's Internet Postage service for commercial release.(7)

   99.15 Press Release, dated October 25, 1999, announcing the Company's agreement to acquire iShip.com, Inc.(1)

   99.16     Action by Written Consent of the Shareholders of iShip.com, Inc.(4)

   99.17     Proxy Card for Acquisition of iShip.com, Inc.(4)

   99.18 Tax Representation Letter of the Company Regarding the Acquisition of iShip.com, Inc.(4)

  Exhibit
   Number                                  Description
   ------                                  -----------

   99.19 Tax Representation Letter of iShip.com, Inc. Regarding its Acquisition by the Company.(4)

   99.20 Press Release, dated March 8, 2000, announcing the completion of the Company's acquisition of iShip.com, Inc.(8)

   99.21 Press Release, dated March 22, 2000, announcing the appointments of John A. Duffy and Stephen M. Teglovic to the Company's Board of Directors.(9)

   99.22     iShip.com, Inc. Amended and Restated 1997 Stock Plan.(10)

   99.23     Form of Option Assumption Agreement (iShip.com, Inc. Option
             Shares).(10)

   99.24 Press Release, dated October 9, 2000, announcing the resignation of Loren Smith as President and Chief Operating Officer, the resignation of John LaValle as Chief Financial Officer and the resignation of Candelario Andalon as Comptroller.(14)

   99.25 Press Release, dated October 12, 2000, announcing the resignation of John M. Payne as Chief Executive Officer and Chairman of the Board, the resignation of Tom Bruggere as a Board director, the appointment of Kenneth McBride as acting Chief Financial Officer and the appointment of Marvin Runyon as Chairman of the Board.(14)

   99.26 Press Release, dated October 23, 2000, announcing the Company's workforce reduction and cost-cutting measures.(15)

   99.27 Press Release, dated October 31, 2000, announcing the appointment of Bruce Coleman as interim Chief Executive Officer.(15)

   99.28 Press Release, dated October 31, 2000, announcing the Company's cost-cutting measures.(15)

   99.29 Press Release, dated December 27, 2000, announcing the resignation of John M. Payne as a Board director of the Company and of EncrypTix, Inc., and the appointments of Jeffrey Brown and Bruce Coleman as Board directors of EncrypTix, Inc.(16)

   99.30 Press Release, dated March 12, 2001, announcing the cessation of EncrypTix, Inc.'s operations and the effectuation of a general assignment for the benefit of its creditors.(17)

   99.31++ Mutual General Release, dated March 7, 2001, by and between the Company and DraftWorldwide, Inc., and Joint Stipulation of Dismissal.(18)

___________________
(1) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 29, 1999 (File No. 000-26427).

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on April 26, 1999, as subsequently amended (File No. 333-77025).

(3) Incorporated herein by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on November 2, 1999, as subsequently amended (File No. 333-90115).

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-4, originally filed with the Securities and Exchange Commission on November 19, 1999, as subsequently amended (File No. 333-91377).

(5) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999.

(6) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 26, 1999 (File No. 000-26427).

(7) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 9, 1999.

(8) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 9, 2000 (File No. 000-26427).

(9) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2000 (File No. 000-26427).

(10) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000.

(11) Incorporated herein by reference to the Company's Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 30, 2000, as subsequently amended (File No. 000-26427).

(12) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

(13) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(14) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 13, 2000 (File No. 000-26427).

(15) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.

(16) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (File No. 000-26427).

(17) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 2001 (File No. 000-26427).

(18) Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

+    Confidential treatment requested and received as to certain portions.

++ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

         (b)    Reports on Form 8-K:

         On October 13, 2000, the Company filed a report on Form 8-K relating to the resignation of Loren Smith as President and Chief Operating Officer, the resignation of John LaValle as Chief Financial Officer, the resignation of Candelario Andalon as Comptroller, the resignation of John M. Payne as Chief Executive Officer and Chairman of the Board, the resignation of Tom Bruggere as a Board director, the appointment of Kenneth McBride as acting Chief Financial Officer and the appointment of Marvin Runyon as Chairman of the Board.

         On December 29, 2000, the Company filed a report on Form 8-K relating to (1) the resignation of John M. Payne as a Board director of the Company and of EncrypTix, Inc., (2) the terms of John M. Payne's resignation from the Company, and (3) the appointments of Jeffrey Brown and Bruce Coleman as Board directors of EncrypTix, Inc.

         On March 12, 2001, the Company filed a report on Form 8-K relating to the cessation of EncrypTix, Inc.'s operations and the effectuation of a general assignment for the benefit of its creditors.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Stamps.com Inc.:

         We have audited the accompanying consolidated balance sheets of Stamps.com Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2000 and 1999 and the period from January 9, 1998 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stamps.com Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the two years ended December 31, 2000 and 1999 and the period from January 9, 1998 (date of inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                               /S/ Arthur Andersen LLP

Los Angeles, California
February 22, 2001

                        STAMPS.COM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                    ----------------------
                                                                                      2000         1999
                                                                                    ---------    ---------
                                                                                (in thousands, except par value)
                                       Assets
Current assets:
   Cash and cash equivalents ....................................................   $  69,536    $ 326,820
   Short-term investments .......................................................     174,393       47,926
   Restricted cash ..............................................................       4,010           --
   Accounts receivable, net of allowance of $619 in 2000 ........................       2,546          134
   Note receivable from former officer, net of allowance of $3,346 in 2000 ......       3,181           --
   Prepaid advertising ..........................................................       2,965       21,530
   Other current assets .........................................................       2,220        2,353
                                                                                    ---------    ---------
     Total current assets .......................................................     258,851      398,763
Property and equipment, net .....................................................      45,585        9,702
Goodwill, net of accumulated amortization of $42,738 in 2000 ....................     166,450           --
Other assets ....................................................................      16,052        1,977
                                                                                    ---------    ---------
       Total assets .............................................................   $ 486,938    $ 410,442
                                                                                    =========    =========

                        Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit ...............................................................   $      --    $   1,000
   Accounts payable .............................................................       3,656        2,707
   Accrued expenses .............................................................       9,702        2,615
   Accrued payroll and related ..................................................       5,211        1,389
   Deferred revenue .............................................................       1,809          182
   Current portion of capital lease obligations .................................       3,828          513
                                                                                    ---------    ---------
Total current liabilities .......................................................      24,206        8,406
Capital lease obligations, less current portion .................................       5,286          438
Minority interest ...............................................................      34,765           --
Commitments and contingencies (See Notes 4 and 7)
Stockholders' equity:
   Common stock, $.001 par value ................................................          49           42
   Authorized shares 95,000 in 2000 and 1999
   Issued and outstanding shares 49,654 in 2000.  Issued shares 41,689 and outstanding shares 40,985 in 1999
     Additional paid-in capital .................................................     708,087      472,714
       Note receivable from stock sales .........................................        (101)        (101)
     Deferred compensation ......................................................     (11,642)      (9,435)
     Accumulated deficit ........................................................    (273,632)     (60,683)
     Treasury stock at cost, 0 and 705 outstanding in 2000 and 1999, respectively          --         (939)
                                                                                    ---------    ---------
       Total stockholders' equity ...............................................     422,761      401,598
                                                                                    ---------    ---------
         Total liabilities and stockholders' equity .............................   $ 486,938    $ 410,442
                                                                                    =========    =========

                             See accompanying notes.

                        STAMPS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Period from
                                                                                       January 9, 1998
                                                                                       (inception) to
                                                                Year ended December 31,  December 31,
                                                                ----------------------  --------------
                                                                  2000         1999          1998
                                                                ---------    ---------  ---------------
                                                                 (in thousands, except per share data)
Revenues:
   Service revenue ..........................................   $   8,682    $     358           --
   Professional contract revenue ............................       3,085           --           --
   Other revenue ............................................       3,467           --           --
                                                                ---------    ---------    ---------
     Total revenue ..........................................      15,234          358           --
                                                                ---------    ---------    ---------
Cost of revenues ............................................      23,691        2,430           --
                                                                ---------    ---------    ---------
   Gross profit .............................................      (8,457)      (2,072)          --
Expenses:
   Research and development .................................      33,051        7,363        1,532
   Sales and marketing ......................................      72,966       35,208          632
   General and administrative ...............................     102,191       14,333        2,016
     Provision for loss on loan to former officer ...........       3,346           --           --
     Restructuring charges ..................................      11,475           --           --
                                                                ---------    ---------    ---------
     Total expenses .........................................     223,029       56,904        4,180
                                                                ---------    ---------    ---------
Loss from operations ........................................    (231,486)     (58,976)      (4,180)
Other income (expense):
   Interest expense .........................................        (766)        (173)         (28)
   Interest income ..........................................      19,202        2,662           12
   Other income .............................................         101           --           --
                                                                ---------    ---------    ---------
Net loss ....................................................   $(212,949)   $ (56,487)   $  (4,196)
                                                                =========    =========    =========
Basic and diluted net loss per share ........................   $   (4.54)   $   (2.59)   $   (0.85)
                                                                =========    =========    =========
Weighted average shares outstanding used in basic and diluted
   per-share calculation ....................................      46,888       21,824        4,956
                                                                =========    =========    =========

                             See accompanying notes.

                       STAMPS.COM INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            Notes
                                                                             Common       Additional      Receivable
                                                Shares of Common Stock        Stock        Paid-in       from Stock      Deferred
                                                ----------------------
                                                 Issued     Treasury         Issued        Capital          Sales      Compensation
                                                --------   -----------     ----------    -----------    -------------  -------------
                                                                                 (in thousands)
Balance at January 9, 1998 (inception).......         --             --     $     --    $        --     $        --    $        --
Issuance of common stock.....................      4,913             --            5             61             (18)            --
Issuance of restricted stock.................      1,988             --            2            127             (99)            --
Deferred compensation........................         --             --           --          1,250              --         (1,250)
Amortization of deferred compensation........         --             --           --             --              --            167
Net loss.....................................         --             --           --             --              --             --
                                                --------     ----------    ---------     -----------    ------------   -----------

Balance at December 31, 1998.................      6,901             --            7          1,438            (117)        (1,083)
Exercise of stock options....................         91             --           --              9              --             --
Repurchase of common stock...................         --           (705)          --             --               7             --
Conversion of redeemable preferred stock.....     22,870             --           23         34,255              --             --
Issuance of common stock.....................     11,827             --           12        422,952              --             --
Repayment on note receivable.................         --             --           --             --               9             --
Deferred compensation arising from issuance of
   options...................................         --             --           --         11,995              --        (11,995)
Deferred compensation arising from issuance of
   warrants..................................         --             --           --          2,065              --         (2,065)
Amortization of deferred compensation........         --             --           --             --              --          5,708
Net loss.....................................         --             --           --             --              --             --
                                                --------     ----------    ---------     -----------    ------------   -----------
Balance at December 31, 1999.................     41,689           (705)          42        472,714            (101)        (9,435)

                                                                Treasury
                                                 Accumulated    Stock at
                                                    Deficit       Cost         Total
                                               --------------  ----------    ---------
Balance at January 9, 1998 (inception).......    $        --    $     --    $       --
Issuance of common stock.....................             --          --            48
Issuance of restricted stock.................             --          --            30
Deferred compensation........................             --          --            --
Amortization of deferred compensation........             --          --           167
Net loss.....................................         (4,196)         --        (4,196)
                                                  ----------    ---------    ---------

Balance at December 31, 1998.................         (4,196)         --        (3,951)
Exercise of stock options....................             --          --             9
Repurchase of common stock...................             --        (939)         (932)
Conversion of redeemable preferred stock.....             --          --        34,278
Issuance of common stock.....................             --          --       422,964
Repayment on note receivable.................             --          --             9
Deferred compensation arising from issuance of
   options...................................             --          --            --
Deferred compensation arising from issuance of
   warrants..................................             --          --            --
Amortization of deferred compensation........             --          --         5,708
Net loss.....................................        (56,487)         --       (56,487)
                                                  ----------    ---------    ---------
Balance at December 31, 1999.................        (60,683)       (939)      401,598

                       STAMPS.COM INC. AND SUBSIDIARIES


                                                                                                    Notes
                                                Shares of Common Stock    Common    Additional    Receivable
                                                ----------------------     Stock     Paid-in     from Stock       Deferred
                                                  Issued     Treasury     Issued     Capital        Sales       Compensation
                                                ---------  -----------  ---------- -----------  -------------  --------------
                                                                            (in thousands)
Exercise of stock options....................       2,255         --         2         1,543            --              --
Shares purchased under the ESPP..............         138         --        --           920            --              --
Retirement of treasury stock.................          --        705        (1)         (938)           --              --
Issuance of common stock in conjunction with
   iShip acquisition, net....................       5,572         --         6       193,682            --              --
Deferred compensation arising from purchase of
   iShip.....................................          --         --        --        51,789            --         (24,662)
Amortization of deferred compensation........          --         --        --            --            --          10,832
Deferred compensation related to terminated
   employees.................................          --         --        --       (11,623)           --          11,623
Net loss.....................................          --         --        --            --            --              --
                                                ---------   --------    ---------  ---------    ----------       ---------
Balance at December 31, 2000.................      49,654         --    $      49  $ 708,087    $     (101)      $ (11,642)
                                                =========   ========    =========  =========    ==========       =========
                                                                   Treasury
                                                 Accumulated       Stock at
                                                   Deficit           Cost          Total
                                                -------------     ----------    ----------
Exercise of stock options....................             --            --          1,545
Shares purchased under the ESPP..............             --            --            920
Retirement of treasury stock.................             --           939             --
Issuance of common stock in conjunction with
   iShip acquisition, net....................             --            --        193,688
Deferred compensation arising from purchase of
   iShip.....................................             --            --         27,127
Amortization of deferred compensation........             --            --         10,832
Deferred compensation related to terminated
   employees.................................             --            --             --
Net loss.....................................       (212,949)           --       (212,949)
                                                -------------     ----------    ----------
Balance at December 31, 2000.................      $(273,632)       $   --      $ 422,761
                                                =============     ==========    ==========

                            See accompanying notes.

                        STAMPS.COM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     Period from
                                                                                                   January 9, 1998
                                                                                                   (inception) to
                                                                     Year ended December 31,         December 31,
                                                                -------------------------------    ---------------
                                                                      2000             1999               1998
                                                                -------------     -------------    ---------------
                                                                                   (in thousands)
Operating Activities
   Net Loss..................................................   $     (212,949)   $     (56,487)   $        (4,196)
     Adjustments to reconcile net loss to net cash used
     in operating activities
       Provision for doubtful accounts.......................           4,029                --                 --
       Depreciation and amortization.........................          54,938             1,285                 82
       Amortization of deferred compensation.................          10,832             5,708                167
       Charge for acquired in-process research and
       development...........................................           2,000                --                 --
       Loss on disposal and writedown of assets..............           2,756                --                 --
       Changes in operating assets and liabilities, net of
       acquisition of iShip
         Accounts receivable.................................          (3,095)             (134)                --
         Note receivable from former officer.................          (6,527)               --                 --
         Prepaid expenses....................................          18,698           (23,835)               (48)
         Other assets........................................          (4,762)               --                 --
         Accounts payable....................................          (1,435)            2,315                392
         Accrued expenses....................................          10,601             3,471                533
         Deferred revenue....................................           1,627               182                 --
                                                                -------------     -------------    ---------------
Net cash used in operating activities........................        (163,289)          (67,495)            (3,070)
Investing activities
   Purchase of short-term investments, net...................        (126,467)          (46,422)            (1,504)
   Purchase of restricted cash investments...................          (4,010)               --                 --
   Capital expenditures......................................         (30,701)           (9,557)              (195)
Acquisition of iShip.com, net of cash acquired...............          (2,111)              --                 --
   Other.....................................................            (820)           (1,742)              (209)
                                                                -------------     -------------    ---------------
Net cash used in investing activities........................        (163,289)          (57,721)            (1,908)
Financing activities
   Net proceeds from issuance of debt........................          10,325                --              1,000
   Repayment of capital lease obligations....................          (7,938)             (264)               (82)
   Issuance of preferred stock by subsidiary, net............          34,765            28,300              5,978
   Issuance of common stock under ESPP.......................             920           422,964                 48
   Repurchase of common stock................................              --              (939)                --
   Proceeds from exercise of stock options...................           1,545                 9                 --
                                                                -------------     -------------    ---------------
Net Cash provided by financing activities....................          29,292           450,070              6,944
Net increase (decrease) in cash and equivalents..............        (257,284)          324,854              1,966
Cash and cash equivalents at beginning of period.............         326,820             1,966                 --
                                                                -------------     -------------    ---------------
Cash and cash equivalents at end of period...................          69,536           326,820              1,966
Short term investments.......................................         174,393            47,926              1,504
                                                                -------------     -------------    ---------------
Cash and short term investments..............................   $    243,929      $     374,746    $         3,470
                                                                =============     =============    ===============
Cash paid for:
   Interest..................................................   $         576     $         173    $            28
                                                                =============     =============    ===============
Non-cash investing and financing activity:
    Issuance of common stock in exchange for a patent and a
     trademark name..........................................   $          --     $          --    $            30
                                                                =============     =============    ===============
    Equipment acquired under capital lease, net of
     acquisition of iShip....................................   $      10,481     $         742    $           555
                                                                =============     =============    ===============
    Issuance of note receivable for stock sales..............   $          --     $          --    $           117
                                                                =============     =============    ===============
    Retirement of treasury stock.............................   $        (939)    $          --    $            --
                                                                =============     =============    ===============
    Reduction in deferred compensation related to terminated
     employees...............................................   $     (11,623)    $          --    $            --
                                                                =============     =============    ===============

                             See accompanying notes

                        STAMPS.COM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

     Stamps.com, Inc. ("Stamps.com, Inc." or the "Company"), incorporated in Delaware on January 9, 1998, provides easy, convenient and cost-effective Internet-based services for mailing or shipping letters, packages or parcels anywhere in the United States and at anytime. The Company's core mailing and shipping services are designed to allow individual consumers or employees of small businesses or larger enterprises to select a carrier, print US postage or shipping labels from multiple carriers, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs. With all of the Company's services, no additional hardware is required; a customer can access the Company's services through an existing Internet connection and print postage or shipping labels with ordinary laser or inkjet printers. The Company launched its Internet Postage service on a national basis on October 22, 1999. Prior to the first quarter of 2000, the Company reported as a development stage enterprise.

Principles of Consolidation

     The consolidated financial statements include the accounts of Stamps.com Inc. and its subsidiaries, which include iShip.com, Inc. and EncrypTix, Inc. The Company holds approximately a 66 2/3% equity interest and a greater than 90% voting interest in EncrypTix, Inc. at December 31, 2000. Because of the voting control and liquidation preferences held by outside investors, the Company has consolidated 100% of the losses of EncrypTix, Inc. in the accompanying consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Cash and Short-term Investments

     The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

     The Company's short-term investments are comprised of U.S. government obligations and public corporate debt securities with maturities of less than one year at the date of purchase. All short-term investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses, which to date have not been material, are included as a separate component of stockholder's equity.

                        STAMPS.COM INC. AND SUBSIDIARIES

     The following table summarizes the Company's cash and short-term investments as of December 31, 2000 (in thousands):

                                                       2000         1999
                                                     --------     --------

Cash and equivalents:
   Cash ...........................................  $  3,230     $  5,691
   Commercial paper ...............................    50,857      187,948
   Money market ...................................     7,303      113,974
   Corporate notes ................................     6,320       10,069
   U.S. Government and agency securities...........        --        8,488
   Certificates of deposit ........................     1,826          650
                                                     --------     --------
   Cash and equivalents ...........................    69,536      326,820
Short-term investments:
   Corporate notes and bonds ......................    92,209       23,108
   Commercial paper ...............................    62,967       17,636
   U.S. Government and agency securities...........    18,987        7,182
   Certificates of deposit ........................       230           --
                                                     --------     --------
   Short-term investments .........................   174,393       47,926
                                                     --------     --------
     Cash and short-term investments ..............  $243,929     $374,746
                                                     ========     ========

     The Company also has restricted cash of $4,010,000 as of December 31, 2000 related to letters of credit for facility leases.

Fair Value of Financial Instruments

     Carrying amounts of certain of the Company's financial instruments, including cash, cash equivalents, short-term investments, accrued payroll, and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Concentration of Risk

     The Company's cash and short-term investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. From time to time, the Company's investments held with its financial institutions may exceed Federal Deposit Insurance Corporation insurance limits. Interest rate fluctuations impact the carrying value of the portfolio. The Company recognized revenue from one customer that represented approximately 20% of revenues for the year ended December 31, 2000.

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

                       STAMPS.COM INC. AND SUBSIDIARIES

Property and equipment is comprised of the following at December 31, 2000 (in thousands):

                                                          2000          1999
                                                      ----------   -----------
Furniture and equipment.............................  $    4,508   $     3,030
Computers and software..............................      49,570         7,587
Leasehold improvements..............................       3,544           432
                                                      ----------   -----------
                                                          57,622        11,049
Accumulated depreciation and amortization...........     (12,037)       (1,347)
                                                      ----------   -----------
                                                      $   45,585   $     9,702
                                                      ----------   -----------

     During 2000 and 1999, depreciation expense including the amortization on equipment under capital leases, was approximately $10,690,000 and $1,270,000, respectively.

Other Assets

     Patents, trademarks and other intangibles are included in other assets in the accompanying consolidated balance sheets and are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 4 to 15 years.

                                                          Estimated
                                                          Useful Life
                                                          -----------

         Furniture, fixtures and office................        5
         Computers, equipment and software.............        5
         Leasehold improvements........................  life of lease
         Capitalized lease equipment...................        5
         Patents and other intangibles.................       4-15

Revenue Recognition

     Revenue from postage convenience fees is based on the amount of postage used by the customer and is recognized over the period that services are provided. Deferred revenue consists primarily of pre-payments received for customer referrals under a partnership marketing arrangement . Commissions from the sale of products by a third party vendor to the Company's customer base are recognized as revenue when earned and collection is probable.

Computation of Net Loss per Share

     Loss per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted losses per share is computed by dividing the net losses for the period by the weighted average number of common and common equivalent shares outstanding during the period.

     Common equivalent shares, representing incremental common shares issuable upon the exercise of stock options and warrants are excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

                       STAMPS.COM INC. AND SUBSIDIARIES

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):


                                                                                                    Period from
                                                                                                  January 9, 1998
                                                                                                   (inception) to
                                                                Fiscal Year Ended December 31,      December, 31
                                                                ------------------------------    ---------------
                                                                     2000             1999             1998
                                                                -------------     ------------    ---------------
Net loss....................................................    $    (212,949)    $    (56,487)    $       (4,196)
Weighted average common shares used to compute basic net loss
   per share................................................           46,888           21,824              4,956
Effect of dilutive securities...............................               --               --                 --
                                                                -------------     ------------    ---------------
Weighted average common shares used to compute dilutive net
   loss per share...........................................           46,888           21,824              4,956
                                                                -------------     ------------    ---------------
Basic and diluted net loss per share........................    $       (4.54)    $      (2.59)   $         (0.85)
                                                                -------------     ------------    ---------------

Advertising Costs

     The Company generally expenses the costs of producing advertisements when the advertising first runs, and expenses the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used.

     Internet advertising expenses are recognized based on specifics of the individual agreements. Under impression-based agreements, advertising expense is recognized using the ratio of the number of impressions delivered over the total number of contracted impressions, while agreements based on a period of time recognize advertising expense on the straight-line basis over the term of the contract.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using the enacted tax rate in effect for the years in which the differences are expected to reverse.

Research and Development Costs

     Research and development costs are expensed as incurred. These costs primarily consist of salaries, development materials, supplies and applicable overhead expenses of personnel directly involved in the research and development of new technology and service offerings.

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                        STAMPS.COM INC. AND SUBSIDIARIES

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

Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company has adopted the provisions of SAB No. 101 in fiscal 2000, and its adoption had no material impact on its financial position or its results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS No. 133 until that time. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or its results of operations.

2.   Acquisition and Investment in Subsidiary

     On March 7, 2000, the Company completed the acquisition of iShip.com, Inc., a development stage enterprise developing Internet-based shipping technology. In connection with the acquisition, approximately 5.6 million shares of Stamps.com common stock were issued in exchange for all outstanding iShip.com, Inc. stock. An additional 1.6 million shares of Stamps.com common stock have been reserved for issuance upon exercise of options and warrants assumed in the transaction. 800,000 shares of Stamps.com common stock had been deposited into an escrow account to compensate the Company for any inaccuracy or breach of any representation, warranty, covenant or agreement of iShip.com, Inc. as contained in the merger agreement. The escrowed shares have been released pursuant to the terms of the merger agreement.

     The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company recorded intangible assets of $222.4 million and deferred compensation of $24.7 million, which will

                        STAMPS.COM INC. AND SUBSIDIARIES
be amortized over periods ranging from three to four years, except for in-process research and development which was written off immediately after the acquisition. Results of operations for iShip.com, Inc. have been included with those of the Company for periods subsequent to the acquisition date.

     The purchase price was allocated as follows (in thousands):

         Goodwill........................................   $209,188
         Deferred compensation...........................     24,662
         Purchased technology............................     11,200
         In-process research and development.............      2,000
         Tangible assets acquired........................      8,931
         Liabilities assumed.............................     (7,232)
                                                          ------------
         Purchase price..................................   $248,749
                                                          ============

     Presented below is unaudited selected pro forma financial information, presenting the results of operations of the Company as if the acquisition had taken place on January 1 (in thousands, except per share amounts):

                                                        Years Ended December 31,
                                                    -------------------------------
                                                         2000              1999
                                                    --------------   --------------
                                                              (unaudited)
Proforma revenues..............................    $        15,234   $          358
Proforma net loss..............................    $      (215,326)  $      (64,728)
Proforma basic and diluted net loss per share..    $         (3.93)  $        (2.18)
Proforma weighted average shares used in
 per share calculation - basic and diluted.....             54,802           29,738

     The unaudited pro forma information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods indicated, nor should it be indicative of operations for any future date or period.

Change in Subsidiary Ownership

     During the first half of 2000, the Company sold approximately 42% of EncrypTix, Inc., until then a wholly owned subsidiary, in a private financing of approximately $34.8 million. The financing was completed in April 2000.

     The Company includes EncrypTix's balances and results in its consolidated financial statements. The minority interest reflected in the attached consolidated balance sheet represents the investment received in the private financing. See Note 12, "Events Subsequent to Date of Auditor's Report-- EncrypTix Ceases Operations."

3.   Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards of reporting information regarding operating segments in annual financial statements and requires selected

                        STAMPS.COM INC. AND SUBSIDIARIES
information for those segments to be presented in interim financial reports issued to stockholders. The Company operates in a single segment and therefore no additional disclosure is required.

4.   Legal Proceedings

     On June 16, 1999, Pitney Bowes sued the Company for alleged patent infringement in the United States District Court for the District of Delaware. The suit originally alleged that the Company is infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. The Company answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of the Company's competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes' amended complaint.

     On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is infringing four patents owned by Pitney Bowes related to shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. The Company answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses.

     The outcome of the litigation that Pitney Bowes has brought against the Company is uncertain. Therefore, the Company can give no assurance that Pitney Bowes will not prevail in its suits against the Company. If Pitney Bowes prevails in its suits against the Company, the Company may be prevented from selling postage on the Internet. Alternatively, the Pitney Bowes suits could result in limitations on how the Company implements its service, delays and costs associated with redesigning its service and payments of license fees and other payments. Thus, if Pitney Bowes prevails in its suits against the Company, the Company's business could be severely harmed or fail. In addition, the litigation could result in significant expenses and diversion of management time and other resources. Due to the preliminary stage of these lawsuits, the Company cannot provide an estimate of the possible costs and expenses at this time. See "Risk Factors--Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage and iShip services and severely harm our business or cause it to fail."

     On or about December 29, 1999, three individual plaintiffs filed a lawsuit against the Company in the California Superior Court for the County of Los Angeles. The complaint was amended on January 28, 2000 to add Mohan Ananda, one of the Company's directors, as a defendant and to remove one of the plaintiffs from the suit. Plaintiffs asserted claims for breach of oral contract, quantum meruit, fraud and negligent misrepresentation. The plaintiffs alleged that they had an oral contract with Stamp Master, who allegedly was a predecessor of the Company, pursuant to which Stamp Master agreed to pay them "cash for cash compensation" for their services in securing investments for Stamp Master or in finding individuals to serve as board members. They further alleged that after successfully placing an individual on the Company's board and after that board member successfully obtained financing on behalf of the Company, they were entitled to cash compensation for those efforts. The plaintiffs sought $13.3 million in compensatory damages, plus other unspecified compensatory damages, punitive and exemplary damages and attorneys' fees and costs incurred.

     On January 23, 2001, the Court granted a summary judgment motion filed by the Company and Mr. Ananda. Accordingly, judgment has been granted in favor of the Company and Mr. Ananda and the case has been dismissed. However, the plaintiffs have notified the court that they intend to appeal the judgment against them to an appellate court.

     On August 23, 2000, DraftWorldwide, Inc., which formerly served as one of the Company's advertising and promotions agencies, filed a suit against the Company for alleged breach of contract in the Circuit Court of Cook County, Illinois. The suit alleged that the Company improperly terminated its contract with DraftWorldwide and sought damages of approximately $3.9 million plus interest and costs associated with the lawsuit. The Company denied the allegations contained in the complaint, and filed its own counterclaim, alleging that DraftWorldwide had breached the contract by failing to adequately perform under the contract and had acted in bad faith in negotiating an adjustment to the terms of the contract, as provided for in the contract. See Note 12, "Events Subsequent to Date of Auditor's Report--Settlement of DraftWorldwide."

                        STAMPS.COM INC. AND SUBSIDIARIES

     On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against the Company in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to the Company. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop's ownership of the "stamps.com" domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, the Company filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. On March 5, 2001, the Company filed a motion to dismiss the amended complaint. The outcome of the litigation is uncertain, and the Company can give no assurance that Cybershop will not prevail. See "Risk Factors--Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of the Company, severely harming our business or causing it to fail."

     On or about April 6, 2000, Metro Fulfillment, Inc. filed a lawsuit against Weigh-Tronix, Inc. for breach of contract, fraud, negligent misrepresentation, intentional inference with contract, negligent interference, breach of implied warranty and breach of express warranty. Metro Fulfillment, Inc. alleges that pursuant to its agreement with Weigh-Tronix, Inc., Metro Fulfillment, Inc. was not required to pay for postal scales that were purchased from Weigh-Tronix, Inc. until Metro Fulfillment, Inc. had actually sold those scales to end users. These sales were supposed to be sold through the Company's Web site. Metro Fulfillment, Inc. further alleged that Weigh-Tronix, Inc. breached the agreement by seeking payment before the scales were actually sold to customers in breach of the agreement. Weigh-Tronix, Inc. in turn filed a third party complaint against the Company and Metro Fulfillment, Inc. for breach of contract and several common counts. The third party complaint seeks approximately $700,000.00 in compensatory damages, plus interest and attorney's fees. The Company has filed an answer to the third party complaint denying the allegations of the lawsuit.

     The Company is not currently involved in any other material legal proceedings, nor has it been involved in any such proceeding that has had or may have a significant effect on the Company. The Company is not aware of any other material legal proceedings pending against it.

5.   Line of Credit

     On May 1, 1998, the Company entered into a credit line agreement with a lender. The initial $300,000 borrowing base was increased to $1 million based on the Company's net equity balance, as defined, through December 31, 1998. Borrowings bear interest at the lender's prime rate plus 1% (9.5% at December 31, 1999) and are collateralized by certain of the Company's assets. The credit line agreement matured and was paid off on January 31, 2000.

                        STAMPS.COM INC. AND SUBSIDIARIES

6.   Income Taxes

     The provision for income taxes consists solely of minimum state taxes. The Company's effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the net operating loss carryforwards and research tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below (in thousands).

                                                        2000          1999
                                                     ---------     ----------
Deferred tax assets (liabilities):
   Net operating loss carryforwards................. $  72,537     $   19,243
   Research credits.................................     2,135            527
   Depreciation.....................................      (368)          (389)
   Capitalized start-up costs.......................     2,766          2,993
   Accruals.........................................     4,166            141
                                                     ---------     -----------
     Total deferred tax assets......................    81,236         22,515
Valuation allowance.................................   (81,236)       (22,515)
                                                     ---------     -----------
     Net deferred tax assets........................ $     --      $       --
                                                     =========     ===========

     Because the Company is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

     The Company has a net operating loss carryforward of $180,909,924 and $189,014,083 for federal and state income tax purposes at December 31, 2000, respectively, and $44,469,635 and $54,815,125 for federal and state income tax purposes at December 31, 1999, respectively, which can be carried forward to offset future taxable income. The Company also has available a tax credit carryforward at December 31, 2000 of $2,134,559, which can be carried forward to offset future taxable liabilities. The Company's federal net operating loss will begin to expire in 2018, state net operating loss will begin to expire in 2006. The federal credits begin to expire in 2018 and the state credits will begin to expire in 2006. The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions which may limit the net operating losses carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. The provision for income taxes is comprised of (in thousands):

                                                 2000         1999      1998
                                                -------     -------   -------
Current
Federal .....................................   $     -     $     -   $     -
State .......................................   $     1     $     1   $     1
                                                -------     -------   -------
                                                $     1     $     1   $     1
Deferred ....................................   $     -     $     -   $     -
                                                -------     -------   -------
Provision for income taxes...................   $     1     $     1   $     1
                                                =======     =======   =======

     Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

                                                 2000         1999      1998
                                                -------     -------   -------
Income tax at statutory federal rate.......    $(72,403)   $(19,205)  $(1,369)
State income taxes, net of federal benefit.     (12,424)     (2,954)     (226)
Effect of tax credits......................           -        (377)     (150)
Effect of permanent differences............      26,107       2,144        53
Change in valuation allowance..............      58,721      20,393     1,693
                                               --------    --------   -------
                                               $      1    $      1   $     1
                                               ========    ========   =======

                        STAMPS.COM INC. AND SUBSIDIARIES

     Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

                                                  2000       1999         1998
                                                --------   --------    --------
Income tax at statutory federal rate ........   $(72,403)  $(19,205)   $ (1,369)
State income taxes, net of federal benefit...    (11,764)    (2,954)       (226)
Effect of tax credits .......................         --       (377)       (150)
Effect of permanent differences .............      3,963      2,144          53
Change in valuation allowance ...............     80,205     20,393       1,693
                                                --------   --------    --------
                                                $      1   $      1    $      1
                                                ========   ========    ========

7.   Commitments

Capital and Operating Leases

     The Company leases certain equipment under capital lease arrangements expiring on various dates through 2004 (per schedule below). Included in property and equipment are the following assets held under capital lease at December 31 (in thousands):

                                                         2000         1999
                                                       -------       -------
Computer equipment .................................   $ 7,072       $ 1,297
Accumulated amortization ...........................    (1,501)         (303)
                                                       -------       -------
                                                       $ 5,571       $   994
                                                       =======       =======

     Following is a schedule of future minimum lease payments under capital leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 (in thousands):

                                                                              Capital       Operating
                                                                          -------------    ------------
Years ending December 31:
   2001.................................................................   $       5,300   $      5,509
   2002.................................................................           3,773          5,621
   2003.................................................................           1,438          5,575
   2004.................................................................             407          3,655
   2005 and beyond......................................................              --          9,988
                                                                           -------------   ------------
                                                                                  10,918         30,348
   Less amount representing interest....................................          (1,804)
Present value of net minimum lease payments ($3,828 payable currently)..   $       9,114

     Total rent expense for the years ended December 31, 2000, 1999 and 1998 were $3,577,000, $751,000 and $109,000, respectively.

     The Company intends to sublet building spaces vacated as a result of the reduction in workforce and is currently looking for tenants. Management estimates that tenants will be secured for unoccupied facilities that will reduce operating lease expenses by $1,750,000, $1,125,000, $900,000 and $275,000 for years 2001 to 2004, respectively.

                       STAMPS.COM INC. AND SUBSIDIARIES

Advertising

     In October 1999, the Company entered into a three-year marketing and distribution agreement with America Online, Inc. This partnership was an expansion of the agreement with America Online, Inc. made in December 1998. Under the 1999 agreement, the Company was to be provided with a specific number of advertising impressions across several America Online, Inc. brands featuring it as the exclusive provider of Internet postage services. Stamps.com software was also to be included in America Online, Inc. branded CD-ROMs for distribution. In consideration, the Company had committed to pay $56.0 million over the three-year term of the agreement. Of the $56.0 million total commitment, $18.5 million was paid in 1999 and $10.25 million was paid in 2000. See Note 12, "Events Subsequent to Date of Auditor's Report--Termination of America Online, Inc. Agreement."

     Under the contract, the Company received Internet impressions, distribution of the Company's software on America Online, Inc. CD's and downloads of the Company's software on America Online, Inc. partnership web sites. Expense related to impressions was recognized as the impressions were provided under the contract. Expense related to CD's and downloads was recognized as the CD's and downloads were provided.

     In connection with the America Online, Inc. agreement, the Company issued 178,638 shares of common stock in October 1999 for $6.0 million in the aggregate, or $33.588 per share. In December 1999, the Company issued an additional 148,862 shares of common stock for $5.0 million in the aggregate, or $33.588 per share, pursuant to a warrant issued in October 1999. The total shares owned by America Online, Inc. as a result of the transactions is 327,500. America Online, Inc. presently holds unexercised warrants to purchase 163,750 shares at $33.588 per share from the original October issuance.

     The fair value of the warrants issued were measured in October 1999. The estimated fair value of the warrants were determined using the Black-Scholes option pricing model. The issuance of these equity instruments resulted in a compensation element of $2.1 million. The $2.1 million will be recognized as expense over the 3 year contract period commencing in October 1999.

8.   Restructuring

     In October 2000, the Company's management approved and implemented a restructuring plan as part of a move to streamline operations, reduce infrastructure and overhead and eliminate excess and duplicative facilities. As a result, the Company reduced its total number of employees by 240 from locations and departments across the Company. The following table sets forth the reductions by department:

Department                                   Employee Reduction
------------------------------------------  -----------------------

Research and development..................         98
Small business............................         18
Enterprise................................         28
System operations and customer support....         54
Administrative............................         42
                                            -----------------------
      Total...............................         240

     In addition to the reduction in its number of employees, the Company's restructuring plan included costs associated with the termination of its marketing and distribution agreement with America Online, Inc. (for which the company ceased making contract payments during the fourth quarter of 2000 and reached a termination settlement in the first quarter of 2001), losses on the disposition and discontinuation of certain fixed assets, and the estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant.

     The total amount of the restructuring charge was approximately $11.5 million and is composed of the following (amounts in thousands):

Employee severance costs............................................ $ 3,093
Contract exit fees..................................................   6,154
Fixed asset disposals...............................................   1,233
Facility lease expenses.............................................     923
Other...............................................................      72
                                                                     -------
   Total............................................................ $11,475
                                                                     =======

     The calculation of the restructuring costs only includes those costs for which the Company will be unable to recognize any future benefit. In addition, the calculation of the restructuring costs requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from management's assumptions and those differences may be material to the consolidated financial statements.

9.   Related Party Transactions

     In October 1999, a director entered into a three-year consulting agreement with the Company to provide strategic planning services. In exchange for his consulting services, the director received an option to purchase

                        STAMPS.COM INC. AND SUBSIDIARIES

36,000 shares of common stock at $35.625 per share. A compensation element for these options will be recorded each month as the options vest, based on the Black-Scholes valuation method.

     In November 1999, this agreement was amended to provide that the director will receive consulting fees of $2,000 per day for any special projects on which the Company requires his services.

     In June 1999, the Company entered into a consulting services agreement with a director to provide the Company with strategic planning and business development advice, and other consulting services that the Company may request. In exchange for these services, the Company granted the director an option to purchase 10,000 shares of common stock at an exercise price of $11.00 per share. During 1999, a compensation element of approximately $240,000 was calculated using the Black-Scholes valuation method for the options earned during the period. This agreement expired on October 1, 1999.

     In February 1999, a director entered into a three-year consulting agreement with the Company to provide marketing and strategic planning services. In exchange for his consulting services, the director will receive consulting fees of $120,000 per annum and an option to purchase 135,000 shares of common stock at $0.33 per share. During 1999, a compensation element of approximately $1.4 million was calculated using the Black-Scholes valuation model for the options earned during the period. This agreement was terminated in October 1999 upon the director's appointment as an officer of the Company. This change in status will result in a new measurement date for the remaining unvested options. The compensation expense resulting for the new measurement date is being recognized over the remaining vesting period.

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

     In February 2000, Mr. Payne (former Chairman of the Board, Chief Executive Officer and director) purchased 187,000 shares of the Company's common stock on the open market for an aggregate purchase price of approximately $6.0 million. The shares were purchased on margin by Mr. Payne and the margin account was secured by a pledge of 1,467,500 shares of the Company's common stock held by Mr. Payne, of which approximately 593,750 shares are subject to repurchase by the Company. As of October 31, 2000, Mr. Payne's total indebtedness under the margin account was approximately $6.7 million, which amount consists of the purchase price of the 187,000 shares, accrued interest on the purchase price and other fees and indebtedness incurred by Mr. Payne, less the proceeds from his sale of the Company's common stock during the third quarter.

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

     In addition, the Company has entered into a loan repayment agreement with Mr. Payne and the brokerage firm where he maintains his margin account. Under the terms of that agreement, the Company agrees to guarantee Mr. Payne's margin account. The agreement further provides that, without previous notice to or consent from Mr. Payne, the Company may require the sale of any or all shares of Stamps.com stock held by Mr. Payne in order to satisfy any balances due under the terms of Mr. Payne's margin account. More specifically, the Company may require such sales in the event the closing price of Stamps.com on Nasdaq is below $6 per share for three consecutive trading days or if the closing price of Stamps.com on Nasdaq is greater than $30 per share on any

                        STAMPS.COM INC. AND SUBSIDIARIES
trading day. The loan repayment agreement also provides that the brokerage firm may not extend Mr. Payne any additional credit, except to allow for the accrual of interest against the outstanding balance of the margin account.

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

     In November 2000, Mr. Payne executed a promissory note in favor of the Company in the amount of $6.6 million. The payment of the note was secured by a pledge of all shares of the Company's common stock and all shares of EncrypTix, Inc. held by Mr. Payne. The entire principal balance and all accrued and unpaid interest is due and payable on June 30, 2001, subject to certain acceleration provisions that are triggered upon, among other things, a change of control or the delisting of the Company's common stock by NASDAQ.

     The company has established a reserve of $3,346,000 related to the note receivable from Mr. Payne. The reserve is calculated as the difference between the note's carrying value, $6,527,000, and the underlying value of the stock on December 31, 2000, $3,181,000 (2 25/32 per share).

10.  Stockholders' Equity

Restricted Stock

     During 1998, the Company issued restricted stock to an employee and a director totaling 1,988,475 shares. Part of the purchase price included a full recourse note payable to the Company for $99,000. These shares vested one-fourth on May 30, 1999 and the remaining shares vest monthly over the subsequent thirty-six months. The Company issued these shares at prices which included approximately $650,000 of a compensation element. The $650,000 is being recognized as expense over the vesting periods and has been presented as a reduction of stockholders' equity in the accompanying balance sheets.

Redeemable Preferred Stock

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

Notes Receivable

     In connection with the issuance of Common Stock during 1999, the Company exchanged shares with a fair value of $117,000 for full recourse notes receivable of the same amount. These notes receivable bear interest at 9% per annum and are payable in February 2003.

11.  Employee Stock Plans

Stock Incentive Plans

     The 1999 Stock Incentive Plan (the "1999 Plan") serves as the successor to the 1998 Stock Plan (the "Predecessor Plan"). The 1999 Plan became effective in June 1999. At that time, all outstanding options under the Predecessor Plan were transferred to the 1999 Plan, and no further option grants can be made under the Predecessor

                        STAMPS.COM INC. AND SUBSIDIARIES

Plan. All outstanding options under the Predecessor Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless the Company's compensation committee decides to extend one or more features of the 1999 Plan to those options.

     In October 1999, the Company's Board of Directors and stockholders approved an increase of 2,500,000 shares to the number of shares eligible to be granted under the 1999 Plan from the initial authorization of 7,290,000 shares of the common stock. The total number of shares currently authorized for issuance under the 1999 Plan is 11,019,551, which amount includes an automatic annual increase to the share reserve of 3% of the Company's outstanding common shares on the last trading day in December. The automatic increase on January 1, 2000 was 1,229,551 shares based on 40,985,054 shares outstanding on the last day of December 1999. The automatic increase on January 1, 2001 was 1,489,627 based upon 49,654,227 shares outstanding on the last day of 2000.

     In no event will this annual increase exceed 1,564,715 shares. In addition, no participant in the 1999 Plan may be granted stock options or direct stock issuances for more than 1,125,000 shares of common stock in total in any calendar year.

     Options granted under the 1999 Plan vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. During 2000 and 1999, the Company issued options to purchase 9,026,000 and 4,876,954 shares of common stock, respectively, at prices which included approximately $24,662,000 and $11,995,000 of a compensation element in 2000 and 1999, respectively. The total of deferred compensation is being recognized as expense over the vesting periods of the related options and has been presented as a reduction of stockholders' equity in the accompanying balance sheets. The current year amortization of deferred compensation expense of $10,832,000 is included as a general and administrative expense.

     A summary of stock option activity is as follows (in thousands, except per share amounts):


                                                                 Options Outstanding
                                                         --------------------------------    Weighted
                                                             Options                          Average
                                                          Available for      Number of        Exercise
                                                              Grant           Options           Price
                                                         ---------------  ---------------  ------------
Balance at December 31, 1998.........................          4,979           2,311          $  .06
Granted..............................................         (4,877)          4,877           10.72
Forfeited............................................            252            (252)            .74
Exercised............................................             --             (91)            .15
Increase in available options........................          2,500                             --
                                                         ---------------  ---------------  ------------
   Balance at December 31, 1999......................          2,854           6,845            8.35

Granted..............................................         (9,026)          9,026           12.43
Forfeited............................................          4,528          (4,528)          13.09
Exercised............................................                         (2,255)           0.59
Increase in available options........................          2,230              --             --
Issued in iShip transaction..........................          8,446             721            6.98
                                                         ---------------  ---------------  ------------
   Balance at December 31, 2000......................          9,032           9,809          $ 9.17

                        STAMPS.COM INC. AND SUBSIDIARIES

     The following tables summarize information concerning outstanding and exercisable options at December 31, 2000 (in thousands, except number of years and per share amounts):

                                                     Options Outstanding                     Options Exercisable
                                      -------------------------------------------------  -----------------------------
                                                                            Weighted                       Weighted
                                                      Weighted Average      Average                        Average
                                                          Remaining         Exercise                       Exercise
                                          Number      Contractual Life     Price per         Number       Price per
      Range of Exercise Prices         Outstanding       (in Years)          Share        Exercisable       Share
-----------------------------------   -------------   ----------------   -------------   -------------   ------------
$0.05-$2.99........................         3,789             8.9        $       1.80        1,464       $      0.45
$3.00-$5.60........................           967             8.6        $       4.08          474       $      3.57
$5.61-$39.50.......................         4,920             9.3        $      14.66          655       $     19.78
$39.51-$81.00......................           133             9.0        $      50.49           39       $     51.02
                                      -------------   ----------------   -------------   -------------   ------------
   Total...........................         9,809                                            2,632
                                      -------------                                      -------------

     SFAS 123 requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Consolidated Statement of Operations, because APB 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.

SFAS 123 pro forma numbers are as follows for December 31 (in thousands, except per share amounts):


                                                                              2000            1999             1998
                                                                       --------------  ---------------  ----------------
Net income--as reported............................................    $   (212,949)   $     (56,487)   $      (4,196)
Net income--pro forma..............................................    $   (215,401)   $     (58,542)   $      (4,247)

Basic and diluted net income per common share-as reported.........     $      (4.54)   $      (2.59)    $       (0.85)

Basic and diluted net income per common share--pro forma...........    $      (4.59)   $      (2.68)    $       (0.86)

     Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                                        2000          1999
                                                     -----------   ----------
Expected dividend yield............................        --            --
Risk-free interest rate............................      5.50%         5.50%
Expected volatility................................       142%           50%
Expected life (in years)...........................         9             4

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

                        STAMPS.COM INC. AND SUBSIDIARIES

Employee Stock Purchase Plan

     In June 1999, the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP" or "Purchase Plan") which allows eligible employees of the Company and eligible employees of the Company's participating subsidiaries to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

     Upon adoption of the plan, 300,000 shares of common stock were reserved for issuance. This reserve will automatically increase on the first trading day in January each year, beginning in calendar year 2000, by an amount equal to 1% of the total number of outstanding shares of the Company's common stock on the last trading day in December in the prior year. The increase on January 1, 2000 was 409,851 shares based on 40,985,054 shares outstanding on December 31, 1999. The increase on January 1, 2001 was 496,542 based upon 49,654,227 shares outstanding on December 31, 2000. In no event will any annual increase exceed 521,571 shares.

     During 2000, 137,772 shares of Common Stock were issued under the ESPP. During 1999, no shares were issued under the ESPP.

Savings Plan

     During 1999, the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. The Company matches 100% of the first 1.5% a participant contributes. The Company expensed $200,000 and $67,000 in 2000 and 1999, respectively, related to this plan.

12.  Events Subsequent to Date of Auditor's Report (Unaudited)

Reduction in Work Force

     In February 2001, in an effort to more rapidly decrease its operating losses and enhance its ability to achieve profitability sooner, the Company reduced its total number of employees by approximately 50% to 150 employees, which included full time, part time and contract employees. The Company also announced that it would implement other cost-cutting programs, including a significant reduction in and redeployment of its sales and marketing expenses to those programs that have demonstrated higher returns on investment. Finally, the Company combined its Enterprise and E-Commerce Business Units to reduce duplication of costs and effort. The Company expects to take a charge of approximately $4.0 million related to the reduction in workforce in the first quarter of 2001.

Relationship with Mail Boxes Etc. USA, Inc.

     As of December 31, 2000, management was continuing to pursue the development of its enterprise shipping services that were derived wholly from the March 2000 acquisition of iShip.com, Inc. However, on March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for the Company's enterprise shipping services. Mail Boxes Etc. USA, Inc. was also a significant customer of United Parcel Service. United Parcel Service has informed the Company that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use the Company's online shipping services in the future.

                        STAMPS.COM INC. AND SUBSIDIARIES

In light of the March 2, 2001 events, we may be required to record an appropriate reduction to the remaining goodwill in the first quarter of 2001.

EncrypTix Ceases Operations

     On November 16, 1999, the Company announced the formation of a subsidiary, EncrypTix, Inc., to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, the Company invested $1.0 million and granted EncrypTix a license to its technology in those three specific fields of use. EncrypTix raised approximately $35 million in private financing. On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. The Company does not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, the Company terminated its license agreement with EncrypTix and maintains limited licenses to various EncrypTix intellectual property.

Settlement of DraftWorldwide

     On August 23, 2000, DraftWorldwide, Inc., which formerly served as one of the Company's advertising and promotions agencies, filed a suit against the Company for alleged breach of contract in the Circuit Court of Cook County, Illinois. The suit alleged that the Company improperly terminated its contract with DraftWorldwide and sought damages of approximately $3.9 million plus interest and costs associated with the lawsuit. The Company denied the allegations contained in the complaint, and filed its own counterclaim, alleging that DraftWorldwide had breached the contract by failing to adequately perform under the contract and had acted in bad faith in negotiating an adjustment to the terms of the contract, as provided for in the contract. The parties recently reached a mutually acceptable resolution of the suit which will result in both parties' dismissal, with prejudice, of their respective claims against each other in the very near future.

Termination of America Online, Inc. Agreement

     In October 1999, the Company entered into a three-year marketing and distribution agreement with America Online, Inc. This partnership was an expansion of the agreement with America Online, Inc. made in December 1998. Under the 1999 agreement, the Company was to be provided with a specific number of advertising impressions across several America Online, Inc. brands featuring it as the exclusive provider of Internet postage services. Stamps.com software was also to be included in America Online, Inc. branded CD-ROMs for distribution. In consideration, the Company had committed to pay $56.0 million over the three-year term of the agreement. Of the $56.0 million total commitment, $18.5 million was paid in 1999 and $10.25 million was paid in 2000. In February 2001, however, the Company terminated the agreement with America Online, Inc., and was released from paying the remaining balance of $27 million under the agreement.

Metro Fulfillment, Inc. Lawsuit

     On February 28, 2001, Metro Fulfillment, Inc. filed a lawsuit against the Company stemming from services allegedly performed by Metro under a Fulfillment Services Agreement. The complaint alleges claims for breach of contract, common counts and negligent misrepresentation. The complaint seeks damages of approximately $1.3 million. The Company is currently reviewing the complaint and anticipates filing an answer denying the allegations in the complaint.

                        STAMPS.COM INC. AND SUBSIDIARIES

13.  Quarterly Information (unaudited)

                                                                               Quarter ended
                                                               -----------------------------------------------
                                                                  March        June     September   December
                                                               ----------- ----------- ----------- -----------
                                                                   (in thousands, except per share data)
                                                               -----------------------------------------------
Fiscal Year 2000:
Revenues ....................................................   $  2,036    $  3,674    $  4,201    $  5,323
Loss from operations ........................................    (41,697)    (56,605)    (60,307)    (72,877)
Net loss ....................................................    (36,904)    (52,331)    (55,289)    (68,425)
Basic and diluted net loss per share ........................   $  (0.86)   $  (1.09)   $  (1.15)   $  (1.41)
Weighted average shares outstanding used in basic and diluted
   per-share calculation ....................................     43,021      47,956      48,259      48,441

Fiscal Year 1999:
Revenues ....................................................   $     --    $     --    $     --    $    358
Loss from operations ........................................     (3,688)     (6,069)    (14,424)    (34,796)
Net loss ....................................................     (3,686)     (5,719)    (13,698)    (33,384)
Basic and diluted net loss per share ........................   $  (0.53)   $  (0.66)   $  (0.40)   $  (0.91)
Weighted average shares outstanding used in basic and diluted
   per-share calculation ....................................      6,901       8,692      34,102      36,611

Fiscal Year 1998:
Revenues ....................................................   $     --    $     --    $     --    $     --
Loss from operations ........................................       (363)       (504)       (806)     (2,506)
Net loss ....................................................       (363)       (504)       (809)     (2,520)
Basic and diluted net loss per share ........................   $  (0.09)   $  (0.10)   $  (0.17)   $  (0.44)
Weighted average shares outstanding used in basic and diluted
   per-share calculation ....................................      4,241       4,898       4,898       5,788

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Monica, State of California, on the 30th day of March, 2001.

                                               STAMPS.COM INC.


                                               By:  /s/ BRUCE COLEMAN
                                                    ---------------------------
                                                    Bruce Coleman
                                                    Chief Executive Officer

                                POWER OF ATTORNEY

         We, the undersigned officers and directors of Stamps.com, Inc., do hereby constitute and appoint Bruce Coleman and Kenneth McBride, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

                 Signature                                Title                                   Date
                 ---------                                -----                                   ----
/s/   BRUCE COLEMAN                         Chief Executive Officer                          March 28, 2001
-----------------------------------------   (Principal Executive Officer)
Bruce Coleman

/s/   KEN MCBRIDE                           Chief Financial Officer                          March 28, 2001
-----------------------------------------   (Principal Financial Officer and
Ken McBride                                 Principal Accounting Officer)


-----------------------------------------   Director, Chairman of the Board                          , 2001
Marvin Runyon

/s/ MOHAN P. ANANDA
-----------------------------------------   Director                                         March 28, 2001
Mohan P. Ananda

/s/   JEFFREY J. BROWN
-----------------------------------------   Director                                         March 28, 2001
Jeffrey J. Brown

/s/   THOMAS N. CLANCY
-----------------------------------------   Director                                         March 28, 2001
Thomas N. Clancy

/s/   JOHN A. DUFFY
-----------------------------------------   Director                                         March 28, 2001
John A. Duffy

                 Signature                                    Title                               Date
                 ---------                                    -----                               ----
/s/   G. BRADFORD JONES
-----------------------------------------   Director                                         March 28, 2001
G. Bradford Jones


/s/   LOREN E. SMITH
-----------------------------------------   Director                                         March 28, 2001
Loren E. Smith


/s/   STEPHEN M. TEGLOVIC
-----------------------------------------   Director                                         March 28, 2001
Stephen M. Teglovic


/s/   CAROLYN M. TICKNOR
-----------------------------------------   Director                                         March 28, 2001
Carolyn M. Ticknor

                                INDEX TO EXHIBITS

   Exhibit
   Number                                        Description
   ------                                        -----------

   1.1        Form of Underwriting Agreement.(2)

   2.1 Agreement and Plan of Merger, dated as of October 22, 1999, by and among the Company, Rocket Acquisition Corp. and iShip.com, Inc.(1)

   2.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of February 14, 2000, by and among the Company, Rocket Acquisition Corp. and iShip.com, Inc.(4)

   3.1        Amended and Restated Certificate of Incorporation of the
              Company.(2)

   3.2        Bylaws of the Company.(2)

   4.1        Specimen common stock certificate.(2)

   4.2 Form of Common Stock Purchase Warrant between the Company and Cydcor Limited.(15)

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

   10.8       1999 Stock Incentive Plan.(2)

   10.9       1999 Employee Stock Purchase Plan.(2)

   10.10 Form of Indemnification Agreement between the Company and its directors and officers.(2)

   10.11 Lease Agreement, dated August 27, 1998, between the Company and Spieker Properties, L.P. and Amendment No. One, dated January 8, 1999.(2)

   10.12+ Advertising Insertion Order, dated December 16, 1998, between the Company and America Online, Inc.(2)

   10.13 Master Lease Agreement between the Company and FirstCorp, dated June 5, 1998.(2)

   Exhibit
   Number                                        Description
   ------                                        -----------

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

   10.29      Amendment Letter to America Online, Inc., dated June 4, 1999.(2)

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

   10.33 Consulting Agreement, dated June 21, 1999, between the Company and Carolyn Ticknor.(7)

   Exhibit
   Number                                        Description
   ------                                        -----------

   10.34+ Interactive Marketing and Distribution Agreement, dated October 15, 1999, between America Online, Inc. and the Company.(3)

   10.35 Common Stock and Warrant Purchase Agreement, dated October 20, 1999, between America Online, Inc. and the Company.(3)

   10.36 Common Stock Purchase Warrant, dated October 29, 1999, between America Online, Inc. and the Company.(3)

   10.37 Consulting Agreement dated October 20, 1999 between the Company and Marvin Runyon.(3)

   10.38 Amended and Restated Consulting Services Agreement dated November 15, 1999 between the Company and Marvin Runyon.(4)

   10.39 Employment Offer Letter dated as of October 20, 1999 between the Company and Loren E. Smith.(11)

   10.40 Common Stock Purchase Warrant, dated August 20, 1999, between the Company and Imperial Bank (Assumed by the Company on March 7, 2000 in connection with the iShip.com, Inc. acquisition).(12)

   10.41 Letter dated March 22, 2000 regarding the Company's Assumption of the Imperial Bank Warrant.(12)

   10.42 Common Stock Purchase Warrant, dated April 29, 1999, between the Company and Mail Boxes Etc. USA, Inc. (Assumed, Amended and Restated on March 7, 2000 in connection with the iShip.com, Inc. acquisition).(12)

   10.43 Lease Agreement dated as of May 7, 2000 between Sterling Realty Organization Co. and iShip.com, Inc.(12)

   10.44+ License Agreement dated as of February 9, 2000 by and between the Company and EncrypTix, Inc.(12)

   10.45 Amended and Restated Loan Repayment Agreement dated as of August 10, 2000 by and among the Company, Salomon Smith Barney Inc. and John M. Payne.(13)

   10.46 Revolving Note Secured by Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(13)

   10.47 Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(13)

   10.48+ Manifest System Services and Co-Branding Agreement dated as of April 27, 1999 by and between iShip.com, Inc. and Mail Boxes Etc. USA, Inc.(15)

   10.49+ Amendment No. 1 dated as of March 7, 2000 to the April 27, 1999 Manifest System Services and Co-Branding Agreement by and between iShip.com, Inc. and Mail Boxes Etc. USA, Inc.(15)

   10.50 Common Stock Warrant Issuance Agreement dated as of August 1, 2000 between the Company and Cydcor Limited.(15)

   10.51 Separation Letter Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(16)

   Exhibit
   Number                                        Description
   ------                                        -----------

   10.52 Consulting Services Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(16)

   10.53 Confidential Information and Invention Assignment Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(16)

   10.54 Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(16)

   10.55 Note Secured by Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(16)

   10.56++ Termination Agreement dated as of February 23, 2001 by and between America Online, Inc. and the Company.(18)

   10.57++ Market Agreement, dated as of May 15, 2000, by and between the Company and Cydcor Limited.(18)

   10.58++ Addendum No. 1 dated as of August 1, 2000 to the May 15, 2000 Market Agreement by and between the Company and Cydcor Limited.(18)

   10.59 Amendment dated February 13, 2001 to the December 20, 2000 Separation Letter Agreement by and between the Company and John M. Payne.(18)

   10.60 Letter Agreement regarding Resignation dated September 22, 2000 by and between the Company and Loren Smith.(18)

   10.61 Letter Agreement regarding Resignation dated October 26, 2000 by and between the Company and John La Valle.(18)

   10.62 Employment Offer Letter dated October 23, 1999 by and between the Company and Bruce Coleman.(18)

   21.1       Subsidiaries of the Company.(3)

   23.1       Consent of Arthur Andersen LLP.(18)

   24.1       Power of Attorney.(Included on signature pages hereto)

   99.1       Form of Notice of Grant of Stock Option.(5)

   99.2       Form of Stock Option Agreement.(5)

   99.3 Form of Addendum to Stock Option Agreement--Involuntary Termination Following Corporate Transaction/Change in Control.(5)

   99.4 Form of Addendum to Stock Option Agreement--Limited Stock Appreciation Right.(5)

   99.5       Form of Stock Issuance Agreement.(5)

   Exhibit
   Number                                        Description
   ------                                        -----------

   99.6 Form of Addendum to Stock Issuance Agreement--Involuntary Termination Following Corporate Transaction/Change in Control.(5)

   99.7       Form Automatic Stock Option Agreement.(5)

   99.8 Form Notice of Grant of Non-Employee Director--Automatic Stock Option (Initial).(5)

   99.9 Form Notice of Grant of Non-Employee Director--Automatic Stock Option (Annual).(5)

   99.10      Form of Enrollment/Change Form for Employee Stock Purchase
              Plan.(5)

   99.11      Form of Stock Purchase Agreement for Employee Stock Purchase
              Plan.(5)

   99.12 Press Release, dated July 21, 1999, announcing recent developments.(6)

   99.13 Press Release, dated July 12, 1999, announcing the appointments of Carolyn Ticknor as a Board Director and Christopher Hylen as a Senior Vice President of Marketing.(7)

   99.14 Press Release, dated August 9, 1999, announcing US Postal Service approval of the Company's Internet Postage service for commercial release.(7)

   99.15 Press Release, dated October 25, 1999, announcing the Company's agreement to acquire iShip.com, Inc.(1)

   99.16 Action by Written Consent of the Shareholders of iShip.com, Inc.(4)

   99.17      Proxy Card for Acquisition of iShip.com, Inc.(4)

   99.18 Tax Representation Letter of the Company Regarding the Acquisition of iShip.com, Inc.(4)

   99.19 Tax Representation Letter of iShip.com, Inc. Regarding its Acquisition by the Company.(4)

   99.20 Press Release, dated March 8, 2000, announcing the completion of the Company's acquisition of iShip.com, Inc.(8)

   99.21 Press Release, dated March 22, 2000, announcing the appointments of John A. Duffy and Stephen M. Teglovic to the Company's Board of Directors.(9)

   99.22      iShip.com, Inc. Amended and Restated 1997 Stock Plan.(10)

   99.23      Form of Option Assumption Agreement (iShip.com, Inc. Option
              Shares).(10)

   99.24 Press Release, dated October 9, 2000, announcing the resignation of Loren Smith as President and Chief Operating Officer, the resignation of John LaValle as Chief Financial Officer and the resignation of Candelario Andalon as Comptroller.(14)

   99.25 Press Release, dated October 12, 2000, announcing the resignation of John M. Payne as Chief Executive Officer and Chairman of the Board, the resignation of Tom Bruggere as a Board director, the appointment of Kenneth McBride as acting Chief Financial Officer and the appointment of Marvin Runyon as Chairman of the Board.(14)

   99.26 Press Release, dated October 23, 2000, announcing the Company's workforce reduction and cost-cutting measures.(15)

   99.27 Press Release, dated October 31, 2000, announcing the appointment of Bruce Coleman as interim Chief Executive Officer.(15)

   99.28 Press Release, dated October 31, 2000, announcing the Company's cost-cutting measures.(15)

   99.29 Press Release, dated December 27, 2000, announcing the resignation of John M. Payne as a Board director of the Company and of EncrypTix, Inc., and the appointments of Jeffrey Brown and Bruce Coleman as Board directors of EncrypTix, Inc.(16)

   99.30 Press Release, dated March 12, 2001, announcing the cessation of EncrypTix, Inc.'s operations and the effectuation of a general assignment for the benefit of its creditors.(17)

   99.31++ Mutual General Release, dated March 7, 2001, by and between the Company and DraftWorldwide, Inc., and Joint Stipulation of Dismissal.(18)

__________________
(1) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 29, 1999 (File No. 000-26427).

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on April 26, 1999, as subsequently amended (File No. 333-77025).

(3) Incorporated herein by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on November 2, 1999, as subsequently amended (File No. 333-90115).

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-4, originally filed with the Securities and Exchange Commission on November 19, 1999, as subsequently amended (File No. 333-91377).

(5) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999.

(6) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 26, 1999 (File No. 000-26427).

(7) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 9, 1999.

(8) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 9, 2000 (File No. 000-26427).

(9) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2000 (File No. 000-26427).

(10) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000.

(11) Incorporated herein by reference to the Company's Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 30, 2000, as subsequently amended (File No. 000-26427).

(12) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

(13) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(14) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 13, 2000 (File No. 000-26427).

(15) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.

(16) Incorporated herein by reference to the Company's Form 8-K filed with the Commission on December 29, 2000 (File No. 000-26427).

(17) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 2001 (File No. 000-26427).

(18) Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

+    Confidential treatment requested and received as to certain portions.

++ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.