Form 10-K/A
period 2000-12-31
STAMPS COM INC
filed 2001-04-27
CIK 1082923

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-K/A

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                              SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________

                        Commission file number 000-26427

                             ----------------------

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

                             ----------------------

       Securities registered pursuant to Section 12(b) of the Act:  None


          Securities registered pursuant to Section 12(g) of the Act:

          Title of each class                         Name of each exchange
          -------------------                         ---------------------
     Common Stock, $.001 par value                  The Nasdaq National Market

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

     The Registrant does not have different classes of Common Stock. As of March 27, 2001 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $131,000,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by The Nasdaq National Market System on that date). As of March 27, 2001, there were approximately 50,171,630 shares of the registrant's Common Stock issued and outstanding.

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

================================================================================

                                 STAMPS.COM INC.

        FORM 10-K/A ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2000

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

                                    PART I.

         This Annual Report on Form 10-K/A, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Stamps.com believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" beginning on page 11. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by such language. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business, including the risk factors set forth at the end of Part I, Item 1 of this Report.

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

         On or about April 6, 2000, Metro Fulfillment, Inc. filed a lawsuit against Weigh-Tronix, Inc. for breach of contract, fraud, negligent misrepresentation, intentional inference with contract, negligent interference, breach of implied warranty and breach of express warranty. Metro Fulfillment, Inc. alleges that pursuant to its agreement with Weigh-Tronix, Inc., Metro Fulfillment, Inc. was not required to pay for postal scales that were purchased from Weigh-Tronix, Inc. until Metro Fulfillment, Inc. had actually sold those scales to end users. These scales were supposed to be sold through our Web site. Metro Fulfillment, Inc. further alleged that Weigh-Tronix, Inc. breached the agreement by seeking payment before the scales were actually sold to customers in breach of the agreement. Weigh-Tronix, Inc. in turn filed a third party complaint against us and Metro Fulfillment, Inc. for breach of contract and several common counts. The third party complaint seeks approximately $700,000.00 in compensatory damages, plus interest and attorney's fees. We have filed an answer to the third party complaint denying the allegations of the lawsuit.

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

         On April 18, 2001, Intuit, Inc. filed a suit against us for alleged breach of contract in the California Superior Court for the County of Santa Clara. The suit alleges that we improperly terminated our contract with Intuit and seeks damages of $4 million plus interest and costs associated with the lawsuit. We believe that the agreement was terminated on March 1, 2001 due to Intuit's failure to perform adequately under the contract, among other reasons. We are currently evaluating the claims against us as well as potential counterclaims, and have not responded to the suit. The outcome of this litigation is uncertain and we can give no assurance that Intuit will not prevail.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. The information under the caption "Proposal One: Election of Directors," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

     (b) Identification of Key Executive Officers. The information under the caption "Management," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

     (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and Related Information," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Beneficial Ownership of Securities," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Relationships and Related Transactions," appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                   PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)    Documents filed as part of this report.

             1. Financial Statements. The following financial statements of Stamps.com are included in a separate section of this Annual Report on Form 10-K/A commencing on the pages referenced below:

                 Stamps.com Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Public Accountants................................... F-1

Consolidated Balance Sheets at December 31, 2000 and 1999.................. F-2

Consolidated Statements of Operations for the years ended December 31, 2000 and December 31, 1999 and the period from January 9, 1998
   (date of inception) to December 31, 1998................................ F-3

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000 and December 31, 1999 and the period from
   January 9, 1998 (date of inception) to December 31, 1998................ F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and December 31, 1999 and the period from
   January 9, 1998 (date of inception) to December 31, 1998................ F-6

Notes to Consolidated Financial Statements................................. F-7

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

   10.52 Consulting Services Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(16)

   10.53 Confidential Information and Invention Assignment Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(16)

   10.54 Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(16)

   10.55 Note Secured by Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(16)

   10.56++ Termination Agreement dated as of February 23, 2001 by and between America Online, Inc. and the Company.*

   10.57++ Market Agreement, dated as of May 15, 2000, by and between the Company and Cydcor Limited.*

   10.58++ Addendum No. 1 dated as of August 1, 2000 to the May 15, 2000 Market Agreement by and between the Company and Cydcor Limited.*

   10.59 Amendment dated February 13, 2001 to the December 20, 2000 Separation Letter Agreement by and between the Company and John M. Payne.*

   10.60 Letter Agreement regarding Resignation dated September 22, 2000 by and between the Company and Loren Smith.*

   10.61 Letter Agreement regarding Resignation dated October 26, 2000 by and between the Company and John La Valle.*

  Exhibit
   Number                                  Description
   ------                                  -----------

   10.62 Employment Offer Letter dated October 23, 1999 by and between the Company and Bruce Coleman.*

   21.1      Subsidiaries of the Company.(3)

   23.1      Consent of Arthur Andersen LLP.(18)

   24.1      Power of Attorney.*

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

   99.27 Press Release, dated October 31, 2000, announcing the appointment of Bruce Coleman as interim Chief Executive Officer.(15)

   99.28 Press Release, dated October 31, 2000, announcing the Company's cost-cutting measures.(15)

   99.29 Press Release, dated December 27, 2000, announcing the resignation of John M. Payne as a Board director of the Company and of EncrypTix, Inc., and the appointments of Jeffrey Brown and Bruce Coleman as Board directors of EncrypTix, Inc.(16)

   99.30 Press Release, dated March 12, 2001, announcing the cessation of EncrypTix, Inc.'s operations and the effectuation of a general assignment for the benefit of its creditors.(17)

   99.31++ Mutual General Release, dated March 7, 2001, by and between the Company and DraftWorldwide, Inc., and Joint Stipulation of Dismissal.*

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

(18) Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K/A.

*    Previously filed.

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

                                               /S/ Arthur Andersen LLP

Los Angeles, California
February 22, 2001

                        STAMPS.COM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                    ----------------------
                                                                                      2000         1999
                                                                                    ---------    ---------
                                                                                (in thousands, except par value)
                                       Assets
Current assets:
   Cash and cash equivalents ....................................................   $  69,536    $ 326,820
   Short-term investments .......................................................     174,393       47,926
   Restricted cash ..............................................................       4,010           --
   Accounts receivable, net of allowance of $619 in 2000 ........................       2,546          134
   Note receivable from former officer, net of allowance of $3,346 in 2000 ......       3,181           --
   Prepaid advertising ..........................................................       2,965       21,530
   Other current assets .........................................................       2,220        2,353
                                                                                    ---------    ---------
     Total current assets .......................................................     258,851      398,763
Property and equipment, net .....................................................      45,585        9,702
Goodwill, net of accumulated amortization of $42,738 in 2000 ....................     166,450           --
Other assets ....................................................................      16,052        1,977
                                                                                    ---------    ---------
       Total assets .............................................................   $ 486,938    $ 410,442
                                                                                    =========    =========

                        Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit ...............................................................   $      --    $   1,000
   Accounts payable .............................................................       3,656        2,707
   Accrued expenses .............................................................       9,702        2,615
   Accrued payroll and related ..................................................       5,211        1,389
   Deferred revenue .............................................................       1,809          182
   Current portion of capital lease obligations .................................       3,828          513
                                                                                    ---------    ---------
Total current liabilities .......................................................      24,206        8,406
Capital lease obligations, less current portion .................................       5,286          438
Minority interest ...............................................................      34,765           --
Commitments and contingencies (See Notes 4 and 7)
Stockholders' equity:
   Common stock, $.001 par value ................................................          49           42
   Authorized shares 95,000 in 2000 and 1999
   Issued and outstanding shares 49,654 in 2000.  Issued shares 41,689 and outstanding shares 40,985 in 1999
     Additional paid-in capital .................................................     708,007      472,714
       Note receivable from stock sales .........................................        (101)        (101)
     Deferred compensation ......................................................     (11,642)      (9,435)
     Accumulated deficit ........................................................    (273,632)     (60,683)
     Treasury stock at cost, 0 and 705 outstanding in 2000 and 1999, respectively          --         (939)
                                                                                    ---------    ---------
       Total stockholders' equity ...............................................     422,681      401,598
                                                                                    ---------    ---------
         Total liabilities and stockholders' equity .............................   $ 486,938    $ 410,442
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

                       STAMPS.COM INC. AND SUBSIDIARIES


                                                                                                    Notes
                                                Shares of Common Stock    Common    Additional    Receivable
                                                ----------------------     Stock     Paid-in     from Stock       Deferred
                                                  Issued     Treasury     Issued     Capital        Sales       Compensation
                                                ---------  -----------  ---------- -----------  -------------  --------------
                                                                            (in thousands)
Exercise of stock options....................       2,255         --         2         1,543            --              --
Shares purchased under the ESPP..............         138         --        --           920            --              --
Retirement of treasury stock.................          --        705        (1)         (938)           --              --
Issuance of common stock in conjunction with
   iShip acquisition, net....................       5,572         --         6       193,602            --              --
Deferred compensation arising from purchase of
   iShip.....................................          --         --        --        51,789            --         (24,662)
Amortization of deferred compensation........          --         --        --            --            --          10,832
Deferred compensation related to terminated
   employees.................................          --         --        --       (11,623)           --          11,623
Net loss.....................................          --         --        --            --            --              --
                                                ---------   --------    ---------  ---------    ----------       ---------
Balance at December 31, 2000.................      49,654         --    $      49  $ 708,007    $     (101)      $ (11,642)
                                                =========   ========    =========  =========    ==========       =========
                                                                   Treasury
                                                 Accumulated       Stock at
                                                   Deficit           Cost          Total
                                                -------------     ----------    ----------
Exercise of stock options....................             --            --          1,545
Shares purchased under the ESPP..............             --            --            920
Retirement of treasury stock.................             --           939             --
Issuance of common stock in conjunction with
   iShip acquisition, net....................             --            --        193,608
Deferred compensation arising from purchase of
   iShip.....................................             --            --         27,127
Amortization of deferred compensation........             --            --         10,832
Deferred compensation related to terminated
   employees.................................             --            --             --
Net loss.....................................       (212,949)           --       (212,949)
                                                -------------     ----------    ----------
Balance at December 31, 2000.................      $(273,632)       $   --      $ 422,681
                                                =============     ==========    ==========

                            See accompanying notes.

                        STAMPS.COM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Period from
                                                                                                   January 9, 1998
                                                                                                   (inception) to
                                                                     Year ended December 31,         December 31,
                                                                -------------------------------    ---------------
                                                                      2000             1999               1998
                                                                -------------     -------------    ---------------
                                                                                   (in thousands)
Operating Activities
   Net Loss..................................................   $     (212,949)   $     (56,487)   $        (4,196)
     Adjustments to reconcile net loss to net cash used
     in operating activities
       Provision for doubtful accounts.......................           4,029                --                 --
       Depreciation and amortization.........................          54,938             1,285                 82
       Amortization of deferred compensation.................          10,832             5,708                167
       Charge for acquired in-process research and
       development...........................................           2,000                --                 --
       Loss on disposal and writedown of assets..............           2,756                --                 --
       Changes in operating assets and liabilities, net of
       acquisition of iShip
         Accounts receivable.................................          (3,095)             (134)                --
         Note receivable from former officer.................          (6,527)               --                 --
         Prepaid expenses....................................          18,698           (23,835)               (48)
         Other assets........................................          (4,762)               --                 --
         Accounts payable....................................          (1,435)            2,315                392
         Accrued expenses....................................          10,601             3,471                533
         Deferred revenue....................................           1,627               182                 --
                                                                -------------     -------------    ---------------
Net cash used in operating activities........................        (123,287)          (67,495)            (3,070)
Investing activities
   Purchase of short-term investments, net...................        (126,467)          (46,422)            (1,504)
   Purchase of restricted cash investments...................          (4,010)               --                 --
   Capital expenditures......................................         (30,701)           (9,557)              (195)
Acquisition of iShip.com, net of cash acquired...............          (2,111)              --                 --
   Other.....................................................             --             (1,742)              (209)
                                                                -------------     -------------    ---------------
Net cash used in investing activities........................        (163,289)          (57,721)            (1,908)
Financing activities
   Net proceeds from issuance of debt........................             --                --               1,000
   Repayment of capital lease obligations....................          (7,938)             (264)               (82)
   Issuance of preferred stock by subsidiary, net............          34,765            28,300              5,978
   Issuance of common stock under ESPP.......................             920           422,964                 48
   Repurchase of common stock................................              --              (939)                --
   Proceeds from exercise of stock options...................           1,545                 9                 --
                                                                -------------     -------------    ---------------
Net Cash provided by financing activities....................          29,292           450,070              6,944
Net increase (decrease) in cash and equivalents..............        (257,284)          324,854              1,966
Cash and cash equivalents at beginning of period.............         326,820             1,966                 --
                                                                -------------     -------------    ---------------
Cash and cash equivalents at end of period...................          69,536           326,820              1,966
Short term investments.......................................         174,393            47,926              1,504
                                                                -------------     -------------    ---------------
Cash and short term investments..............................   $    243,929      $     374,746    $         3,470
                                                                =============     =============    ===============
Cash paid for:
   Interest..................................................   $         576     $         173    $            28
                                                                =============     =============    ===============
Non-cash investing and financing activity:
    Issuance of common stock in exchange for a patent and a
     trademark name..........................................   $          --     $          --    $            30
                                                                =============     =============    ===============
    Equipment acquired under capital lease, net of
     acquisition of iShip....................................   $      10,481     $         742    $           555
                                                                =============     =============    ===============
    Issuance of note receivable for stock sales..............   $          --     $          --    $           117
                                                                =============     =============    ===============
    Retirement of treasury stock.............................   $        (939)    $          --    $            --
                                                                =============     =============    ===============
    Reduction in deferred compensation related to terminated
     employees...............................................   $     (11,623)    $          --    $            --
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

     On or about April 6, 2000, Metro Fulfillment, Inc. filed a lawsuit against Weigh-Tronix, Inc. for breach of contract, fraud, negligent misrepresentation, intentional inference with contract, negligent interference, breach of implied warranty and breach of express warranty. Metro Fulfillment, Inc. alleges that pursuant to its agreement with Weigh-Tronix, Inc., Metro Fulfillment, Inc. was not required to pay for postal scales that were purchased from Weigh-Tronix, Inc. until Metro Fulfillment, Inc. had actually sold those scales to end users. These scales were supposed to be sold through the Company's Web site. Metro Fulfillment, Inc. further alleged that Weigh-Tronix, Inc. breached the agreement by seeking payment before the scales were actually sold to customers in breach of the agreement. Weigh-Tronix, Inc. in turn filed a third party complaint against the Company and Metro Fulfillment, Inc. for breach of contract and several common counts. The third party complaint seeks approximately $700,000 in compensatory damages, plus interest and attorney's fees. The Company has filed an answer to the third party complaint denying the allegations of the lawsuit.

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

                                                 2000         1999      1998
                                                -------     -------   -------
Current
Federal .....................................   $     -     $     -   $     -
State .......................................   $     1     $     1   $     1
                                                -------     -------   -------
                                                $     1     $     1   $     1
Deferred ....................................   $     -     $     -   $     -
                                                -------     -------   -------
Provision for income taxes...................   $     1     $     1   $     1
                                                =======     =======   =======

     Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

                                                  2000       1999        1998
                                                --------   --------    --------
Income tax at statutory federal rate ........   $(72,403)  $(19,205)   $ (1,369)
State income taxes, net of federal benefit...    (12,424)    (2,954)       (226)
Effect of tax credits .......................         --       (377)       (150)
Effect of permanent differences .............     26,107      2,144          53
Change in valuation allowance ...............     58,721     20,393       1,693
                                                --------   --------    --------
                                                $      1   $      1    $      1
                                                ========   ========    ========

                        STAMPS.COM INC. AND SUBSIDIARIES

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

     Mr. Payne agreed to sell a minimum of 100,000 shares of common stock during each fiscal quarter (beginning the third fiscal quarter of 2000) in order to pay down the indebtedness outstanding under the margin account. Pursuant to this agreement, Mr. Payne sold 7,500 shares at a price of $4.50 per share and 95,500 shares at a price of $4.3125 per share on August 29, 2000. Mr. Payne also sold 15,000 shares at a price of $2.94 per share on November 15, 2000 and 85,000 shares at a price of $3.02 per share on November 17, 2000. The sale of these 200,000 shares during the third and fourth fiscal quarters resulted in aggregate repayment of indebtedness in the amount of approximately $730,000.

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

12.  Events Subsequent to Date of Auditor's Report (Unaudited)

Reduction in Work Force

     In February 2001, in an effort to more rapidly decrease its operating losses and enhance its ability to achieve profitability sooner, the Company reduced its total number of employees by approximately 50% to 150 employees, which included full time, part time and contract employees. The Company also announced that it would implement other cost-cutting programs, including a significant reduction in and redeployment of its sales and marketing expenses to those programs that have demonstrated higher returns on investment. Finally, the Company combined its Enterprise and E-Commerce Business Units to reduce duplication of costs and effort. The Company expects to take a charge of approximately $8.0 million related to the reduction in workforce in the first quarter of 2001.

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

Intuit, Inc. Lawsuit

     On April 18, 2001, Intuit, Inc. filed a suit against the Company for alleged breach of contract in the California Superior Court for the County of Santa Clara. The suit alleges that the Company improperly terminated its contract with Intuit and seeks damages of $4 million plus interest and costs associated with the lawsuit. The Company believes that the agreement was terminated on March 1, 2001 due to Intuit's failure to perform adequately under the contract, among other reasons. The Company is currently evaluating the claims against it as well as potential counterclaims. The Company has not responded to the suit and is uncertain of the outcome of the suit.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Monica, State of California, on the 26th day of April, 2001.

                                               STAMPS.COM INC.


                                               By:  /s/ BRUCE COLEMAN
                                                    ---------------------------
                                                    Bruce Coleman
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

                 Signature                                Title                                   Date
                 ---------                                -----                                   ----
/s/   BRUCE COLEMAN                         Chief Executive Officer and Director             April 26, 2001
-----------------------------------------   (Principal Executive Officer)
Bruce Coleman

/s/   KENNETH MCBRIDE                       Chief Financial Officer                          April 26, 2001
-----------------------------------------   (Principal Financial Officer and
Kenneth McBride                              Principal Accounting Officer)

              *
-----------------------------------------   Director, Chairman of the Board                  April 26, 2001
Marvin Runyon

              *
-----------------------------------------   Director                                         April 26, 2001
Mohan P. Ananda

              *
-----------------------------------------   Director                                         April 26, 2001
Jeffrey J. Brown

              *
-----------------------------------------   Director                                         April 26, 2001
Thomas N. Clancy

              *
-----------------------------------------   Director                                         April 26, 2001
John A. Duffy

                 Signature                                    Title                               Date
                 ---------                                    -----                               ----
              *
-----------------------------------------   Director                                         April 26, 2001
G. Bradford Jones


              *
-----------------------------------------   Director                                         April 26, 2001
Loren E. Smith


              *
-----------------------------------------   Director                                         April 26, 2001
Stephen M. Teglovic


              *
-----------------------------------------   Director                                         April 26, 2001
Carolyn M. Ticknor

*By Bruce Coleman and Kenneth McBride as Attorneys-in-fact.

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

   10.52 Consulting Services Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(16)

   10.53 Confidential Information and Invention Assignment Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(16)

   10.54 Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(16)

   10.55 Note Secured by Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(16)

   10.56++ Termination Agreement dated as of February 23, 2001 by and between America Online, Inc. and the Company.*

   10.57++ Market Agreement, dated as of May 15, 2000, by and between the Company and Cydcor Limited.*

   10.58++ Addendum No. 1 dated as of August 1, 2000 to the May 15, 2000 Market Agreement by and between the Company and Cydcor Limited.*

   10.59 Amendment dated February 13, 2001 to the December 20, 2000 Separation Letter Agreement by and between the Company and John M. Payne.*

   10.60 Letter Agreement regarding Resignation dated September 22, 2000 by and between the Company and Loren Smith.*

   10.61 Letter Agreement regarding Resignation dated October 26, 2000 by and between the Company and John La Valle.*

   10.62 Employment Offer Letter dated October 23, 1999 by and between the Company and Bruce Coleman.*

   21.1       Subsidiaries of the Company.(3)

   23.1       Consent of Arthur Andersen LLP.(18)

   24.1       Power of Attorney.*

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

   99.27 Press Release, dated October 31, 2000, announcing the appointment of Bruce Coleman as interim Chief Executive Officer.(15)

   99.28 Press Release, dated October 31, 2000, announcing the Company's cost-cutting measures.(15)

   99.29 Press Release, dated December 27, 2000, announcing the resignation of John M. Payne as a Board director of the Company and of EncrypTix, Inc., and the appointments of Jeffrey Brown and Bruce Coleman as Board directors of EncrypTix, Inc.(16)

   99.30 Press Release, dated March 12, 2001, announcing the cessation of EncrypTix, Inc.'s operations and the effectuation of a general assignment for the benefit of its creditors.(17)

   99.31++ Mutual General Release, dated March 7, 2001, by and between the Company and DraftWorldwide, Inc., and Joint Stipulation of Dismissal.*

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

(18) Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K/A.

*    Previously filed.

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