Form 10-Q
period 2001-03-31
STAMPS COM INC
filed 2001-05-15
CIK 1082923

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          ___________________________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                    to

                       Commission file number 000-26427

                          ___________________________

                                Stamps.com Inc.
            (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                               77-0454966
      (State or Other Jurisdiction                                  (I.R.S. Employer
   of Incorporation or Organization)                               Identification No.)


                    Address of Principal Executive Offices:
                     3420 Ocean Park Boulevard, Suite 1040
                        Santa Monica, California 90405
      Registrant's Telephone Number, Including Area Code: (310) 581-7200
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report: N/A

                          ___________________________


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

     The registrant does not have different classes of common stock. As of May 4, 2001, there were approximately 50,241,851 shares of the registrant's common stock issued and outstanding.

                                STAMPS.COM INC.

        FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I. FINANCIAL INFORMATION.................................................................................     2

        ITEM 1.   FINANCIAL STATEMENTS........................................................................     2

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......     8

        ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................    24

PART II. OTHER INFORMATION....................................................................................    25

        ITEM 1.   LEGAL PROCEEDINGS...........................................................................    25

        ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................    26

        ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................................................    27

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    27

        ITEM 5.   OTHER INFORMATION...........................................................................    27

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................................    27

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STAMPS.COM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,         December 31,
                                                                                           2001                2000
                                                                                     -------------       ---------------
                                                                                       (unaudited)
                                                                                               (In thousands)
ASSETS
Current assets:
      Cash and short-term investments...............................................     $ 209,050           $ 243,929
      Restricted cash...............................................................         4,038               4,010
      Accounts receivable...........................................................         1,991               2,546
      Note Receivable from former officer, net of allowance.........................         3,181               3,181
      Prepaid expenses..............................................................         1,429               5,185
                                                                                         ---------           ---------
         Total current assets.......................................................       219,689             258,851
Property and equipment, net.........................................................        29,788              45,585
Goodwill and other intangible assets, net...........................................         2,721             166,450
Other assets........................................................................         6,221              16,052
                                                                                         ---------           ---------
            Total assets............................................................     $ 258,419           $ 486,938
                                                                                         =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable..............................................................     $     916               3,656
      Accrued expenses..............................................................         8,445              14,913
      Deferred revenue..............................................................           862               1,809
      Current portion of long-term debt and capital leases..........................           277               3,828
                                                                                         ---------           ---------
Total current liabilities...........................................................        10,500              24,206
Long-term debt and capital leases, less current portion.............................            --
Commitments and contingencies.......................................................                             5,286
Minority interest in consolidated subsidiary........................................            --              34,765
Stockholders' equity:
      Common stock..................................................................            50                  49
        Additional paid-in capital..................................................       708,005             708,007
          Notes receivable from stock sales.........................................          (101)               (101)
        Deferred compensation.......................................................        (9,671)            (11,642)
        Accumulated deficit.........................................................      (450,364)           (273,632)
                                                                                         ---------           ---------
         Total stockholders' equity.................................................       247,919             422,681
                                                                                         ---------           ---------
           Total liabilities and stockholders' equity...............................     $ 258,419           $ 486,938
                                                                                         =========           =========

  The accompanying notes are an integral part of these financial statements.

                       STAMPS.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                ---------------------------------------
                                                                        2001                2000
                                                                -----------------     -----------------
                                                                 (in thousands, except per share data)
Revenues.....................................................       $   5,259            $  2,036
Cost of revenues.............................................           3,187               5,733
                                                                    ---------            --------
       Gross profit..........................................           2,072              (3,697)
Operating expenses:
       Sales and marketing...................................           4,288              20,500
       Research and development..............................           4,082               3,395
       General and administrative............................           6,802               5,304
       Amortization and write-off of goodwill and other
        intangibles..........................................         172,817               4,625
          Restructuring and writedown charges................          11,021                  --
          Acquired in-process research and development.......              --               2,000
          Deferred compensation amortization.................           1,445               1,753
          Loss from EncrypTix................................           5,601                 390
                                                                    ---------            --------
          Total operating expenses...........................         206,056              37,967
                                                                    ---------            --------
Loss from operations.........................................        (203,984)            (41,664)
Other income (expense):
       Interest expense......................................             (12)                (46)
       Interest income.......................................           4,069               4,822
       Gain from shut down of EncrypTix......................          23,195                  --
                                                                    ---------            --------
Net loss.....................................................       $(176,732)           $(36,888)
                                                                    =========            ========
Basic and diluted net loss per share.........................          $(3.60)             $(0.86)
                                                                    =========            ========
Weighted average shares outstanding used in basic and
        diluted per-share calculation........................          49,117              43,021
                                                                    =========            ========

  The accompanying notes are an integral part of these financial statements.

                       STAMPS.COM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Three Months ended
                                                                                March 31,
                                                                 -----------------------------------
                                                                        2001                2000
                                                                 ---------------        ------------
                                                                           (In thousands)
Operating activities:
  Net Loss.......................................................       $(176,732)           $(36,888)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
       Provision for doubtful accounts...........................             373                  --
       Depreciation and amortization.............................           1,390               5,791
       Amortization and write-off of goodwill and other
       intangibles...............................................         172,817                  --
       Amortization of deferred compensation.....................           1,445               1,753
       Charge for acquired in-process research and
       development...............................................              --               2,000
       Loss on disposal and writedown of assets..................          16,080                  --
       Net gain on shut down of EncrypTix........................         (23,195)                 --
       Changes in operating assets and liabilities, net of
       effects of acquisition:
          Accounts receivable....................................             182              (1,316)
          Prepaid expenses.......................................           3,756               5,236
          Other assets...........................................             733                  --
          Accounts payable.......................................          (2,740)             (2,169)
          Accrued expenses.......................................          (6,468)               (863)
          Deferred revenue.......................................            (947)                (39)
          Minority interest......................................         (11,570)                 --
                                                                        ---------            --------
Net cash used in operating activities............................         (24,876)            (26,495)
Investing activities:
  Purchase of short-term investments, net........................              --             (50,268)
  Purchase of restricted cash investments........................             (28)                 --
  Sale of short-term investments, net............................         111,148                  --
  Acquisition of property and equipment..........................          (1,663)             (6,250)
  Acquisition of iShip.com, net of cash acquired.................              --              (2,111)
  Other..........................................................              --              (1,520)
                                                                        ---------            --------
Net cash provided by (used in) investing activities..............         109,457             (60,149)
Financing activities:
  Repayment of long-term debt and capital leases.................          (8,837)               (389)
  Issuance of redeemable preferred stock of
  subsidiary, net................................................              --              29,260
  Issuance of common stock under ESPP............................             175                  --
  Proceeds from exercise of stock options........................             350               1,048
                                                                        ---------            --------
Net cash provided by (used in) financing activities..............          (8,312)             29,919
                                                                        ---------            --------
Net increase (decrease) in cash and cash equivalents.............          76,269             (56,725)
Cash and cash equivalents at beginning of period.................          69,536             326,820
                                                                        ---------            --------
Cash and cash equivalents at end of period.......................         145,805             270,095
Short term investments...........................................          63,245              98,194
                                                                        ---------            --------
Cash and short term investments..................................       $ 209,050            $368,289
                                                                        =========            ========

  The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (ALL INFORMATION WITH RESPECT TO March 31, 2001 AND 2000 IS UNAUDITED)

1.   Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements are unaudited, other than the balance sheet at December 31, 2000, and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the results for the periods shown.

     The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements as of December 31, 2000 and related notes included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") on April 27, 2001.

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

2.   Writedown of Intangible Assets related to iShip.com

     On March 7, 2000, the Company completed the acquisition of iShip.com, Inc.("iShip"), a development stage enterprise that developed Internet-based shipping technology. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

     On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for the Company's enterprise shipping services that were acquired in the iShip acquisition. United Parcel Service also informed the Company that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use the Company's enterprise shipping services in the future. The Company is in discussions with United Parcel Service to find a resolution. As a result of the March 2001 events, the Company has reduced goodwill and other intangibles associated with the purchase of iShip to reflect the present value of future cash flows, net of estimated transaction costs. This resulted in a non-cash charge of $163.6 million in the first quarter of 2001.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (ALL INFORMATION WITH RESPECT TO March 31, 2001 AND 2000 IS UNAUDITED)

3.   EncrypTix Ceases Operations

     On November 16, 1999, the Company announced the formation of a subsidiary, EncrypTix, Inc., to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, the Company invested $1.0 million and granted EncrypTix a license to its technology in those three specific fields of use. EncrypTix raised approximately $35 million in private financing. On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. The Company does not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, the Company terminated its license agreement with EncrypTix and maintains limited licenses to various EncrypTix intellectual property. Due to this cessation in business, the Company has written off the invested $1.0 million and taken a one-time gain to eliminate the cumulative loss from EncrypTix in the amount of $23.2 million in the first quarter of 2001.

4.   Reduction in Workforce and Restructuring

     In February 2001, in an effort to more rapidly decrease its operating losses and enhance its ability to achieve profitability sooner, the Company reduced its total number of employees by approximately 50% to 150 employees, including full time, part time and contract employees. The Company also continued other cost cutting efforts, including the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that have a higher return on investment. The Company took a one-time charge of $11.0 million in the first quarter of 2001 consisting of $7.7 million related to restructuring, employee severance and fixed asset write-offs, $2.3 million related to the termination of certain contractual arrangements and $1.0 million related to the write-off of an investment in EncrypTix.

5.   Legal Proceedings

     Please refer to "Part II--Other Information--Item 1--Legal Proceedings" of this report for a discussion of legal proceedings.

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

7.   Related Party Transactions

     In February 2000, Mr. Payne (former Chairman of the Board, Chief Executive Officer and director) purchased 187,000 shares of the Company's common stock on the open market for an aggregate purchase price of approximately $6.0 million. Mr. Payne purchased the shares on margin and the margin account was secured by a pledge of 1,467,500 shares of the Company's common stock held by Mr. Payne, of which approximately 593,750 shares are subject to repurchase by the Company. As of October 31, 2000, Mr. Payne's total indebtedness under the margin account was approximately $6.7 million, which amount consists of the purchase price of the 187,000 shares, accrued interest on the purchase price and other fees and indebtedness incurred by Mr. Payne, less the proceeds from his sale of the Company's common stock during the third quarter.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (ALL INFORMATION WITH RESPECT TO March 31, 2001 AND 2000 IS UNAUDITED)

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

8.   Subsequent Events

Acquisition of E-Stamp Corporation Assets

     On April 27, 2001, the Company acquired 31 patents and other intellectual property rights from E-Stamp Corporation, including the E-Stamp name and rights to the E-Stamp.com Internet domain for $7.5 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Stamps.com believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" beginning on page 12. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by such language. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business, including the risk factors set forth at the end of Part I, Item 2 of this Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto.

     Stamps.com, iShip.com/(TM)/, Stamps.com Internet Postage and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

Overview

     Stamps.com/(TM)/ provides easy, convenient and cost-effective Internet-based services for mailing or shipping letters, packages or parcels anytime and anywhere in the United States. Our core mailing and shipping services are designed to allow individual consumers or employees of small businesses or larger enterprises to select a carrier, print US postage or shipping labels from multiple carriers, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs. With all of our services, no additional hardware is required; a customer can access our services through an existing Internet connection and print postage or shipping labels with ordinary laser or inkjet printers.

Recent Developments

     In the quarter ended March 31, 2001, we have continued to implement our new business strategy begun in October 2000 to enhance our ability to achieve profitability by focusing on our core business of Internet postage and shipping. In February 2001, in an effort to more rapidly decrease our operating losses, we reduced the total number of employees by approximately 50% to 150 employees, including full time, part time and contract employees. We also continued other cost cutting efforts, including the termination of fixed-cost marketing arrangements, and the redeployment of sales and marketing expenditures to programs that have a higher return on investment. We took a one-time charge in the first quarter of 2001 of $11.0 million consisting of $7.7 million related to restructuring, employee severance and fixed asset write-offs, $2.3 million related to the termination of certain contractual arrangements and $1.0 million related to the write-off of an investment in EncrypTix. Concurrently with the implementation of our new business strategy, we are also considering other strategic alternatives that may be available to us, including the possible sale of all or part of our business.

     In October 2000, we stopped making contractual payments on, and subsequently in February 2001, we signed an agreement exiting, our marketing agreement with America Online, Inc. We expect this to result in savings of $27 million over the next two years.

     In February 2001, we experienced another significant change in personnel at the senior management level, including the resignations of our Senior Vice President and General Manager, Enterprise Business Unit, David N. Duckwitz, our Vice President, Sales, Enterprise Business Unit, Blake Karpe, and our Senior Vice President and General Manager, Small Business Unit, Douglas Walner. We do not currently have any plans to replace any of these senior management positions. In March 2001, David Bohnett resigned from our Board of Directors. We expect to continue to experience changes in personnel at the senior management and Board level as part of our restructuring process. Bruce Coleman remains as our interim Chief Executive Officer, and we have not yet found a permanent replacement. If we fail to attract and retain a qualified individual as our Chief Executive Officer, our business, financial condition and results of operations will be adversely affected. If our new business strategy is not successful, we will not achieve profitability as currently planned, if at all.

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

     On March 7, 2000, we completed the acquisition of iShip.com, Inc. pursuant to which iShip.com, Inc. became our wholly-owned subsidiary. iShip.com, Inc. was a development stage enterprise developing Internet-based shipping technology. In connection with the acquisition, we issued approximately 5.6 million shares of our common stock in exchange for all outstanding shares of iShip.com, Inc. capital stock and reserved an additional 1.6 million shares of our common stock for issuance upon the exercise of iShip.com, Inc. options and warrants we assumed in connection with the acquisition. The acquisition was accounted for as a purchase. In connection with the iShip.com, Inc. acquisition, we recorded a significant amount of goodwill and intangibles. At December 31, 2000, the un-amortized intangibles related to the iShip.com, Inc. acquisition was $175.3 million.

iShip.com, Inc.

     On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for our enterprise shipping services that were acquired in the iShip acquisition. United Parcel Service also informed us that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use the Company's enterprise shipping services in the future. We are in discussions with United Parcel Service to find a resolution. As a result of the March, 2001 events, the Company has reduced goodwill and other intangibles associated with the purchase of iShip to reflect the present value of future cash flows, net of estimated transaction costs. This resulted in a non-cash charge of $163.6 million in the first quarter of 2001.

     On April 27, 2001, we acquired certain intellectual property assets relating to Internet-based postage printing and management from E-Stamp Corporation, one of our former competitors for a purchase price of $7.5 million. The portfolio of 31 patents and trademarks that we acquired from E-Stamp Corporation include the E-Stamp name and rights to the E-Stamp.com Internet domain. We plan to use these intellectual property assets to expand the services available to our existing customer base and to target the larger market of small businesses and home offices. However, certain of the intellectual property rights we acquired from E-Stamp Corporation are the subject of a lawsuit brought by Pitney Bowes and could be determined by a court to be invalid or unenforceable. Such a determination could make the intellectual property rights we acquired worthless.

Internet Postage Services

     We offer an Internet Postage service targeted at consumers and small businesses with less than 100 employees. Service fee revenues for our Internet Postage service are generated from the two service plans that we are currently offering to our users, the Simple Plan and the Power Plan. Under the Simple Plan, a user purchases postage at face value for a monthly convenience fee of 10% of the value of postage printed. Prior to November 2000, there was a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99 under the Simple Plan. Beginning in November 2000, the monthly minimum fee was increased to $4.49 for new customers and the monthly maximum fee was discontinued. All customers who existed at the time of the price increase remain at the $1.99 minimum pricing level. The Power Plan was introduced at the beginning of our second quarter of 2000 in response to customer requests for a fixed monthly pricing plan with unlimited usage. Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee that ranges from $15.99 to $18.99. For the first quarter of 2001, over 50% of our service fee revenue was generated from Power Plan customers. Service fees are calculated and charged at the end of a monthly billing cycle.

     We also generate revenues from controlled access advertising to our existing customer base, and revenue share and bounty arrangements. In the first quarter of 2001, we grew our customer base for the Internet Postage service by 15 thousand customers to 322 thousand customers, and saw a 220% increase in our Internet Postage revenues to $4.8 million as compared to our Internet Postage revenues of $1.5 million in the first quarter of 2000.

Internet Shipping Services

     We offer an Internet-based, multi-carrier mailing and shipping service that is targeted both at small businesses with less than 100 employees and at large companies with more than 100 employees. We believe that our enterprise service for corporations with 100 or more employees will enable them to centrally manage and control costs from mailing and shipping activities across multiple carriers and can be distributed to thousands of corporate desktops using only a Web browser. The largest customer to date of the enterprise service is Mail Boxes Etc. USA, Inc., a retail business, communication and postal services franchiser. There are currently over 1,400 Mail Boxes Etc. USA, Inc. franchises utilizing our services. During the first quarter of 2001, we received $500,000 in service fee revenue from Mail Boxes Etc. USA, Inc. as compared to $500,000 in service fees during the first quarter of 2000.

     Under our 2000 agreement with Mail Boxes Etc. USA, Inc., we were entitled to receive a fixed monthly service fee of $500,000 until December 31, 2000. Starting on January 1, 2001, our fixed monthly service fee was replaced by a per package transaction fee. As of March 31, 2001, we had not received payment of $1.5 million of fees for services provided in 2000, nor any transaction fees for services provided in 2001, due to a dispute relating to certain product features. We have not recognized any revenue related to this agreement for the service or transaction fees that have not been collected. We are currently working with Mail Boxes Etc. USA, Inc. in an effort to resolve the dispute.

Results of Operations

     Revenue. Revenue is derived primarily from two sources: (1) service fees charged to customers for the ability to print postage directly from their printer, and (2) revenue received from Mail Boxes Etc. USA, Inc., for shipping tools used by Mail Boxes Etc. USA, Inc. franchise locations. Total revenue increased from $2.0 million to $5.3 million for the three months ended March 31, 2000 and 2001, respectively. The increase in revenue is primarily due to a growth in the customer base from approximately 188,000 at March 31, 2000 to 322,000 at March 31, 2001, and to an increase in the mix of higher revenue Power Plan customers. [Other revenue consists primarily of bounties and commissions on sales of products to our customers by third parties.]

     Cost of Revenues. Cost of revenues principally consists of customer service, promotional expenses, and system operating costs. Cost of revenues was $3.2 million for the three months ended March 31, 2001, compared to $5.7 million for the three months ended March 31, 2000. During the first quarter of 2001, our cost of revenues decreased primarily due to increased automation and reduced labor costs in our customer support operations. We also reduced promotional expenses as we decreased the amount of free postage given to each customer. We also implemented a new type of free postage that expires after a period of 30 days, resulting in less postage used by each individual customer.

     Sales and Marketing. Sales and marketing expenses principally consist of costs associated with strategic partnership relationships and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses were approximately $4.3 million compared to $20.5 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in sales and marketing expenses resulted from fewer sales and marketing personnel, as well as a more focused spend of discretionary marketing dollars on programs that provide a higher return on investment.

     Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of the Internet Postage and enterprise shipping service, expenditures for consulting services and third-party. Research and development expenses for the three months ended March 31, 2001 were $4.1 million compared to $3.4 million for the three months ended March 31, 2000. The increase is primarily due to the fact that the results for the quarter ended March 31, 2000 only include the research and development expenses associated with the iShip.com, Inc. operations after that acquisition was completed on March 7, 2000.

     General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, and depreciation of equipment and software used for general corporate purposes. General and administrative expenses for the three months ended March 31, 2001 and 2000 were $6.8 million and $5.3 million, respectively. The increase is primarily due to the fact that the results for the quarter ended March 31, 2000 only include the general and administrative expenses associated with the iShip.com, Inc. operations after that acquisition was completed on March 7, 2000. The increase is also due to increased depreciation expense associated with the investments made during 2000 in equipment and software for general corporate purposes.

     Restructuring and Write-down Charges. In February 2001, in an effort to more rapidly decrease our operating losses and enhance our ability to achieve profitability sooner, we reduced our total number of employees by approximately 50% to 150 employees, including full time, part time and contract employees. We also continued other cost cutting efforts, including the termination of fixed-cost marketing deals, and the redeployment of sales and marketing expenditures to programs that have a higher return on investment. We took a one-time charge in the first quarter of 2001 of $11.0 million consisting of $7.7 million related to restructuring, employee severance and fixed asset write-offs, $2.3 million related to the termination of certain contractual arrangements and $1.0 million related to the write-off of an investment in EncrypTix.

     Deferred Compensation Amortization. During 1998 and 1999, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. This results in amortization expenses of deferred compensation over the period that these options vest, which ranges from three to four years from the date of grant. Deferred compensation amortization for the three months ended March 31, 2001 and 2000 was $1.4 million and $1.8 million, respectively. This decrease was a result of fewer personnel at Stamps.com following our October 2000 and February 2001 reductions in force.

     Loss from EncrypTix. For the three months ended March 31, 2001 and 2000, the losses associated with the operation of our EncrypTix subsidiary were $5.6 million and $0.4 million, respectively. This increase was primarily a result of growth in personnel employed in the EncrypTix subsidiary.

     Other Income (Expense). Other income (expense) consisted of income from cash equivalents and short-term investments, plus a gain from the shutdown of our EncrypTix subsidiary, less interest expense related to financing obligations. Other income (expense) for the three months ended March 31, 2001 and 2000 was $27.3 million and $4.8 million, respectively. This increase is due to a one-time gain from the shutdown of our EncypTix subsidiary of $23.2 million that we recognized during the first quarter of 2001. The increase was offset by lower interest income in the first quarter of 2001 as compared to the first quarter of 2000, and was a result of a lower cash balance.

Liquidity and Capital Resources

     As of March 31, 2001 we had approximately $213 million cash and short term investments. We regularly invest excess funds in short-term money market funds and commercial paper and do not engage in hedging or speculative activities.

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

     Net cash used in operating activities was $24.9 million and $26.5 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in net cash used in operating activities resulted primarily from cost-cutting activities, including the restructuring that took place in the fourth quarter of 2000 and in the first quarter of 2001.

     Net cash provided by investing activities was $109.5 million for the three months ended March 31, 2001 as compared to net cash used by investing activities of $60.1 million for the three months ended March 31, 2000. The increase in net cash provided by investing activities resulted primarily from the sale of short-term investments during the first quarter of 2001.

     Net cash used by financing activities was $8.3 million for the three months ended March 31, 2001 as compared to net cash provided by financing activities of $29.9 million for the three months ended March 31, 2000. The difference resulted primarily from cash raised by the EncrypTix subsidiary during the three months ended March 31, 2000.

     We anticipate that our current cash balances will be sufficient to fund our operations through June 2002. We may require additional capital to fund our business, and we cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. See "Risk Factors--We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us."

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

     We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Our Internet Postage service has only been available since October 22, 1999 and our enterprise shipping services have yet to be released on a widespread basis. Due to our limited operating history, it is difficult or impossible to predict future results of operations, including operating expenses and revenues. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. Many of these risks are discussed in the subheadings below, and include our (a) ability to meet and maintain government specifications for our Internet Postage service, specifically US Postal Service requirements; (b) complete dependence on Internet Postage and shipping services that currently do not have substantial market acceptance; (c) potential need to expand our sales and support organizations;
(d) ability to establish and promote our brand name; (e) ability to expand our operations to meet the commercial demand for our services, when it arises; (f) development of and reliance on strategic and distribution relationships; (g) ability to prevent and respond quickly to service interruptions; (h) ability to minimize fraud and other security risks; and (i) ability to compete with companies with greater capital resources and brand awareness.

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

     Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we have an accumulated deficit of $450.4 million as of March 31, 2001. Since inception, we have funded our business through selling our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the quarter ended March 31, 2001, we only generated $5.3 million in revenues. Even if sales of our products and services begin to grow, we may not generate sufficient revenues to achieve profitability in the future.

     In addition, as a result of our acquisition of iShip.com, Inc. in March 2000, our losses have increased, and our losses could continue to increase, because of additional costs and expenses related to: amortization of goodwill and other intangibles and deferred compensation resulting from the acquisition; an increase in the number of employees; an increase in sales and marketing activities; additional facilities and infrastructure; and assimilation of operations and personnel. In connection with the iShip.com, Inc. acquisition, we recorded a significant amount of intangibles, the amortization of which will significantly and adversely affect our operating results. On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for our enterprise shipping services. Mail Boxes Etc. USA, Inc. was also a significant customer of United Parcel Service. United Parcel Service has informed us that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use our online shipping services in the future. In light of the March 2001 events, we recorded a reduction to the remaining goodwill in the first quarter of 2001 in the amount of $159.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Overall, we will need to generate significant revenues and successfully implement our new business strategy to achieve and maintain profitability.

We recently implemented new pricing plans that may adversely affect our future revenues and profitability.

     Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. We recently changed our pricing plans for our Internet Postage service. In order to attract customers in the future, we may run special promotions and offer discounts on fees, postage and supplies. We cannot be sure that customers will be receptive to the new fee structure for our Internet Postage service or to the fee structure that we will implement for our Internet shipping services. Even if we are able to establish a sizeable base of users, we still may not generate sufficient gross margins to become profitable. In addition, our ability to generate revenues or achieve profitability could be adversely affected by special promotions or additional changes to our pricing plans.

The change in payment terms associated with a significant contract or the termination of that contract could adversely affect our financial condition and results of operations.

     During the first quarter of 2001, we received $500,000, or approximately 10% of our total revenue for the quarter, from Mail Boxes Etc. USA, Inc. Under our 2000 agreement with Mail Boxes Etc. USA, Inc., we were entitled to receive a fixed monthly service fee of $500,000 until December 31, 2000. Starting on January 1, 2001, our fixed monthly service fee was replaced by a per package transaction fee. As of March 31, 2001, we had not received payment of $1.5 million of fees for services provided in 2000, nor any transaction fees for services provided in 2001, due to a dispute relating to certain product features. We have not recognized any revenue related to this agreement for the service or transaction fees that have not been collected. We are currently working with Mail Boxes Etc. USA, Inc. in an effort to amicably resolve this dispute.

     On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for our online shipping services. United Parcel Service has informed us that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use our online shipping services, which would adversely affect our financial condition and results of operations. Even if Mail Boxes Etc. USA, Inc. continues to use our online shipping services, the transaction-based fee structure will yield lower revenues than the fixed monthly fee structure for the foreseeable future.

If our new business strategy is not successfully implemented, our financial condition and results of operations will be adversely affected.

     In the quarter ended March 31, 2001, we have continued to implement our new business strategy begun in October 2000 to enhance our ability to achieve profitability by focusing on our core business of Internet postage and shipping. In February 2001, in an effort to more rapidly decrease our operating losses, we reduced the total number of employees by approximately 50% to 150 employees, including full time, part time and contract employees. We also continued other cost cutting efforts, including the termination of fixed-cost marketing arrangements, and the redeployment of sales and marketing expenditures to programs that have a higher return on investment.

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

     Concurrently with the implementation of our new business strategy, we are considering other strategic alternatives that may be available to us, including the possible sale of all or part of our business. However, there can be no assurance that we will be able to find a buyer, or that a buyer would be willing to acquire all or part of our business at an acceptable price or on acceptable terms.

Recent personnel changes may interfere with our operations.

     In February 2001, we experienced another significant change in personnel at the senior management level, including the resignations of our Senior Vice President and General Manager, Enterprise Business Unit, David N. Duckwitz, our Vice President, Sales, Enterprise Business Unit, Blake Karpe, and our Senior Vice President and General Manager, Small Business Unit, Douglas Walner. We do not currently have any plans to replace any of these senior management positions. In March 2001, David Bohnett resigned from our Board of Directors. We expect to continue to experience changes in personnel at the senior management and Board level as part of our restructuring process. Bruce Coleman remains as our interim Chief Executive Officer, and we have not yet found a permanent replacement. If we fail to attract and retain a qualified individual as our Chief Executive Officer, our business, financial condition and results of operations will be adversely affected. If our new business strategy is not successful, we will not achieve profitability as currently planned, if at all. In February 2001, we reduced the total number of our employees by approximately 50% to 150 employees, which included full time, part time and contract employees. These transitions have resulted and will continue to result in some disruption to our ongoing operations.

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

We can not predict the value of our acquisition of certain intellectual property assets of E-Stamp Corporation.

     As described under "Recent Developments," we acquired certain intellectual property assets relating to Internet-based postage printing and management from E-Stamp Corporation, one of our former competitors. There can be no assurance that the intellectual property assets we acquired will provide value to our company or will help us to achieve profitability as currently planned, if at all. In addition, certain of the intellectual property rights we acquired from E-Stamp Corporation are the subject of a lawsuit brought by Pitney Bowes and could be determined by a court to be invalid or unenforceable. Such a determination could make the intellectual property rights we acquired worthless. See "Legal Proceedings."

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

Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage and shipping services and severely harm our business or cause it to fail.

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

     We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 34 issued United States patents and 10 issued international patents, and have filed 63 United States patent applications and 18 international patent applications, inclusive of those recently acquired from E-Stamp Corporation. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents, trademarks and service marks in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States. See "Risk Factors--Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of our Company, severely harming our business or causing it to fail."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short-term investments are comprised of U.S. government obligations and public corporate debt securities with maturities of less than one year at the date of purchase. At March 31, 2001, our short-term investments approximated $63 million and had a related weighted average interest rate of 6.19%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

                                   PART II.
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     On August 23, 2000, DraftWorldwide, Inc., which formerly served as one of our advertising and promotions agencies, filed a suit against us for alleged breach of contract in the Circuit Court of Cook County, Illinois. The suit alleged that we improperly terminated our contract with DraftWorldwide and sought damages of approximately $3.9 million plus interest and costs associated with the lawsuit. We denied the allegations contained in the complaint, and filed our own counterclaim, alleging that DraftWorldwide had breached the contract by failing to adequately perform under the contract and had acted in bad faith in negotiating an adjustment to the terms of the contract, as provided for in the contract. The parties recently reached a mutually acceptable resolution of the suit, and an order of dismissal was entered on March 19, 2001, resulting in both parties' dismissal, with prejudice, of their respective claims against each other.

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

     On February 28, 2001, Metro Fulfillment, Inc. filed a lawsuit against us stemming from services allegedly performed by Metro Fulfillment, Inc. under a Fulfillment Services Agreement. The complaint alleges claims for breach of contract, common counts and negligent misrepresentation. The complaint seeks damages of approximately $1.3 million. We have filed an answer to the complaint denying the allegations in the lawsuit.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 1, 2000, we entered into a Warrant Issuance Agreement with Cydcor Limited ("Cydcor"). Under the terms of the agreement, we are obligated to issue warrants to purchase shares of our common stock on a monthly basis. The number of shares underlying each warrant is based upon a calculation that determines net new customers that Cydcor obtains from direct sales of our Internet Postage service. The warrants issuable under the agreement are exercisable for a period of two years from the issuance date. Under the terms of this agreement, on January 31, 2001, we issued Cydcor a warrant to purchase 2,281 shares of our common stock at a price per share of $3.906; on February 28, 2001, we issued Cydcor a warrant to purchase 4,846 shares of our common stock at a price per share of $2.970; and on March 31, 2001, we issued Cydcor a warrant to purchase 4,389 shares of our common stock at a price per share of $3.000. The offer and sale of this warrant and the shares of common stock issuable upon conversion thereof is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 5.  OTHER INFORMATION

     On April 27, 2001, we acquired certain intellectual property assets relating to Internet-based postage printing and management from E-Stamp Corporation, one of our former competitors. The assets that we acquired from E-Stamp Corporation include a portfolio of 31 patents and trademarks, including the E-Stamp name, and the E-Stamp.com Internet domain. We plan to use these intellectual property assets to expand the services available to our existing customer base and to target the larger market of small businesses and home offices. However, certain of the intellectual property rights we acquired from E-Stamp Corporation are the subject of a lawsuit brought by Pitney Bowes and could be determined by a court to be invalid or unenforceable. Such a determination could make the intellectual property rights we acquired worthless. See "Legal Proceedings."

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


  Exhibit
  -------
  Number                                 Description
  ------                                 -----------

10.63+ Asset Purchase Agreement dated April 27, 2001 by and between the Company and E-Stamp Corporation.

99.32 Press Release, dated April 30, 2001, announcing the acquisition by the Company of certain assets of E-Stamp Corporation.

_____________

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

          (b)  Reports on Form 8-K:

     On March 12, 2001, the Company filed a report on Form 8-K relating to the cessation of EncrypTix, Inc.'s operations and the effectuation of a general assignment for the benefit of its creditors.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    STAMPS.COM INC.
                                    (Registrant)

May 14, 2001                        By:  /s/ KENNETH MCBRIDE
                                         ------------------------
                                         Kenneth McBride
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                               INDEX TO EXHIBITS


  Exhibit
  -------
  Number                             Description
  ------                             -----------

10.63+ Asset Purchase Agreement dated April 27, 2001 by and between the Company and E-Stamp Corporation.

99.32 Press Release, dated April 30, 2001, announcing the acquisition by the Company of certain assets of E-Stamp Corporation.

__________

+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.