Form 10-Q
period 2001-06-30
STAMPS COM INC
filed 2001-08-14
CIK 1082923

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2001

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from ________________ to ________________

                       Commission file number 000-26427

                                ---------------

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

                                ---------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

     The registrant does not have different classes of common stock. As of August 9, 2001, there were approximately 50,425,733 shares of the registrant's common stock issued and outstanding.

================================================================================

                                STAMPS.COM INC.

         FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I. FINANCIAL INFORMATION...........................................  2

   ITEM 1.  FINANCIAL STATEMENTS........................................  2

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.........................  8

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. 22

PART II. OTHER INFORMATION.............................................. 23

   ITEM 1.  LEGAL PROCEEDINGS........................................... 23

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................... 25

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................. 25

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 25

   ITEM 5.  OTHER INFORMATION........................................... 25

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................ 25

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       STAMPS.COM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                June 30,      December 31,
                                                                  2001            2000
                                                               ---------      ------------
                                                              (unaudited)
                                                                    (In thousands)
ASSETS
Current assets:
    Cash and short-term investments..........................  $ 193,692         $ 243,929
    Restricted cash..........................................      3,889             4,010
    Accounts receivable......................................      1,740             2,546
    Note Receivable from former officer, net of allowance....      3,181             3,181
    Prepaid expenses.........................................      1,211             5,185
                                                               ---------         ---------
     Total current assets....................................    203,713           258,851
Property and equipment, net..................................     14,932            45,585
Goodwill and other intangible assets, net....................      7,505           166,450
Other assets.................................................      6,570            16,052
                                                               ---------         ---------
     Total assets............................................  $ 232,720         $ 486,938
                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.........................................        385             3,656
    Accrued expenses.........................................     14,096            14,913
    Deferred revenue.........................................         --             1,809
    Current portion of long-term debt and capital leases.....        256             3,828
                                                               ---------         ---------
Total current liabilities....................................     14,737            24,206
Long-term debt and capital leases, less current portion......         --                --
Commitments and contingencies................................         --             5,286
Minority interest in consolidated subsidiary.................         --            34,765
Stockholders' equity:
    Common stock.............................................         50                49
    Additional paid-in capital.............................      700,309           708,007
    Notes receivable from stock sales.....................          (101)             (101)
    Deferred compensation....................................     (1,153)          (11,642)
    Accumulated deficit......................................   (481,122)         (273,632)
                                                               ---------         ---------
       Total stockholders' equity............................    217,983           422,681
                                                               ---------         ---------
         Total liabilities and stockholders' equity..........  $ 232,720         $ 486,938
                                                               =========         =========

  The accompanying notes are an integral part of these financial statements.

                       STAMPS.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months ended June 30,              Six Months ended June 30,
                                         ------------------------------------   -------------------------------------
                                               2001                2000               2001                 2000
                                         ----------------    ----------------   ----------------      ---------------
                                         (in thousands, except per share data)  (in thousands, except per share data)
Revenues...............................         $  5,069            $  3,674          $  10,328            $  5,710
Cost of revenues.......................            1,772               5,719              4,958               9,453
                                         ----------------    ----------------   ----------------      ---------------
     Gross profit......................            3,297              (2,045)             5,370              (3,743)
Operating expenses:
     Sales and marketing...............            2,916              20,498              7,204              42,998
     Research and development..........            2,192               8,025              6,274              11,420
     General and administrative........            5,700               8,541             12,502              14,381
     Amortization and write-off of
      goodwill and other intangibles...               --              13,778            172,817              18,403
     Restructuring and writedown
      charges..........................           15,834                  --             26,855                  --
     Acquired in-process research
      and development..................               --                  --                 --               2,000
     Deferred compensation expense.....              692               4,146              2,137               5,899
     Loss from EncrypTix...............                                   --              5,601                  --
     Loss from sale of iShip...........            9,076                  --              9,076                  --
                                         ----------------    ----------------   ----------------      ---------------
         Total operating expenses......           36,410              54,988            242,466              95,101
                                         ----------------    ----------------   ----------------      ---------------
Loss from operations...................          (33,113)            (57,033)          (237,096)            (98,844)
Other income (expense):
     Interest expense..................               (7)               (118)               (20)               (164)
     Interest income...................            2,362               4,857              6,431               9,825
     Gain from shut down of EncrypTix..               --                  --             23,195                  --
                                         ----------------    ----------------   ----------------      ---------------
     Total other income (expense), net..           2,355               4,739             29,606               9,661
                                         ----------------    ----------------   ----------------      ---------------
Net loss...............................         $(30,758)           $(52,294)         $(207,490)           $(89,183)
                                         ================    ================   ================      ===============
Basic and diluted net loss per share...         $  (0.62)           $  (1.09)         $   (4.22)           $  (1.96)
                                         ================    ================   ================      ===============
Weighted average shares outstanding
 used in basic and diluted per-share
 calculation...........................           49,354              47,956             49,168              45,488
                                         ================    ================   ================      ===============

  The accompanying notes are an integral part of these financial statements.

                       STAMPS.COM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Six Months ended June 30,
                                                                -------------------------
                                                                  2001             2000
                                                                ---------        --------
                                                                      (In thousands)
Operating activities:
  Net loss....................................................  $(207,490)        $(89,183)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for doubtful accounts..........................        373
     Depreciation and amortization............................     12,353           21,267
     Write-down of goodwill and other intangibles.............    163,634
     Amortization of deferred compensation....................      2,137            5,899
     Charge for acquired in-process research and development..                       2,000
     Loss on disposal and writedown of assets.................     31,914               --
     Loss on sale of iShip....................................      9,076               --
     Net gain on shut down of EncrypTix.......................    (23,195)              --
     Changes in operating assets and liabilities, net of
      effects of acquisition:
      Accounts receivable.....................................        433           (1,246)
      Prepaid expenses........................................      3,750            7,199
      Other assets............................................        384               --
      Accounts payable........................................     (3,271)          (2,662)
      Minority interest.......................................    (11,570)              --
      Accrued expenses........................................    (10,237)           3,101
      Deferred revenue........................................     (1,809)           3,146
                                                                ---------         --------
Net cash used in operating activities.........................    (33,518)         (50,479)
Investing activities
  Sale (purchase) of short-term investments, net..............     98,743          (40,316)
  Sale of restricted cash investments.........................        121
  Goodwill and other intangible assets........................      2,800               --
  Purchase of intellectual property...........................     (7,500)
  Acquisition of property and equipment.......................     (3,938)         (20,018)
Acquisition of iShip.com, net of cash acquired................                      (2,111)
  Other.......................................................                      (2,471)
                                                                ---------         --------
Net cash provided by (used in) investing activities...........     90,226          (64,916)
Financing activities
  Repayment of long-term debt and capital leases..............     (8,858)          (1,054)
  Repayment of line of credit.................................                      (1,333)
  Issuance of redeemable preferred stock of subsidiary, net...                      34,784
  Issuance of common stock under ESPP.........................        175               --
  Issuance of common stock....................................        481              630
  Repurchase of common stock..................................         --              939
                                                                ---------         --------
Net cash (used in) provided by financing activities...........     (8,202)          33,966
                                                                ---------         --------
Net increase (decrease) in cash and cash equivalents..........     48,506          (81,429)
Cash and cash equivalents at beginning of period..............     69,536          326,820
                                                                ---------         --------
Cash and cash equivalents at end of period....................    118,042          245,391
Short term investments........................................     75,650           88,242
                                                                ---------         --------
Cash and short term investments...............................  $ 193,692         $333,633
                                                                =========         ========

  The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (ALL INFORMATION WITH RESPECT TO June 30, 2001 AND 2000 IS UNAUDITED)


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

    On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for the Company's enterprise shipping services that were acquired in the iShip acquisition. United Parcel Service also informed the Company that it is unlikely to have Mail Boxes Etc. USA, Inc. continue to use the Company's enterprise shipping services in the future. As a result of the March 2001 events, the Company reduced goodwill and other intangibles associated with the purchase of iShip to reflect the present value of future cash flows, net of estimated transaction costs. This resulted in a non-cash charge of $163.6 million in the first quarter of 2001.

    On May 18, 2001, the Company completed the sale of its iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the assets value attributed to iShip by the Company resulted in a non-cash charge of $9.1 million in the second quarter of 2001.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (ALL INFORMATION WITH RESPECT TO June 30, 2001 AND 2000 IS UNAUDITED)


3.  EncrypTix Ceases Operations

    On November 16, 1999, the Company announced the formation of a subsidiary, EncrypTix, Inc., to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, the Company invested $1.0 million and granted EncrypTix a license to its technology in those three specific fields of use. EncrypTix raised approximately $35 million in private financing. On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. The Company does not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, the Company terminated its license agreement with EncrypTix and maintains limited licenses to various EncrypTix intellectual property. Due to this cessation in business, the Company has written off the invested $1.0 million and taken a one time gain to eliminate the cumulative loss from EncrypTix in the amount of $23.2 million in the first quarter of 2001.

4.  Work Force Restructuring

    In February 2001, in an effort to more rapidly decrease its operating losses and enhance its ability to achieve profitability sooner, the Company reduced its total number of employees by approximately 50% to 150 employees, including full time, part time and contract employees. The Company also continued other cost cutting efforts, including the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that have a higher return on investment. The Company took a one-time charge of $11.0 million in the first quarter of 2001 consisting of $7.7 million related to restructuring employee severance and fixed asset write-offs, $2.3 million related to the termination of certain contractual arrangements, $1.0 million related to the write-off of an investment in EncrypTix.

    In the quarter ended June 30, 2001, the Company continued with its cost cutting efforts resulting in a one-time charge of $15.8 million consisting of $14.7 million in restructuring employee severance, fixed asset write-offs and lease obligations for discontinued office space, and $1.1 million related to the termination of certain contractual arrangements and additional fixed asset write-offs.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (ALL INFORMATION WITH RESPECT TO June 30, 2001 AND 2000 IS UNAUDITED)

7.  Related Party Transactions

    In February 2000, John M. Payne (former Chairman of the Board, Chief Executive Officer and director) purchased 187,000 shares of the Company's common stock on the open market for an aggregate purchase price of approximately $6.0 million. Mr. Payne purchased the shares on margin and the margin account was secured by a pledge of 1,467,500 shares of the Company's common stock held by Mr. Payne, of which approximately 593,750 shares are subject to repurchase by the Company. As of October 31, 2000, Mr. Payne's total indebtedness under the margin account was approximately $6.7 million, which amount consists of the purchase price of the 187,000 shares, accrued interest on the purchase price and other fees and indebtedness incurred by Mr. Payne, less the proceeds from his sale of the Company's common stock during the third quarter.

    In April 2000, the Company agreed to guarantee Mr. Payne's margin account in the event the value of the shares pledged was insufficient collateral to secure the indebtedness outstanding under the margin account. The guarantee was in the form of a single-purpose line of credit extended to Mr. Payne which would have a balance due to the Company to the extent the value of the pledged shares is insufficient collateral to secure indebtedness outstanding under the margin account. This line of credit was secured by all of Mr. Payne's assets.

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

    In November 2000, Mr. Payne executed a promissory note in favor of the Company in the amount of $6.6 million. The payment of the note was secured by a pledge of all shares of the Company's common stock and all shares of EncrypTix, Inc. held by Mr. Payne. The entire principal balance and all accrued and unpaid interest was due and payable on June 30, 2001. Mr. Payne is currently in default. The Company and Mr. Payne are currently in negotiations to agree on payment terms for the amount due the Company as of June 30, 2001.

    The company has established a reserve of $3,346,000 related to the note receivable from Mr. Payne. The reserve is calculated as the difference between the note's carrying value, $6,527,000, and the underlying value of the stock on December 31, 2000, $3,181,000 (based on a price of $2 25/32 per share).

8.  Acquisition of E-Stamp Corporation Assets

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

    Stamps.com, Stamps.com Internet postage(TM) and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

Overview

    Stamps.com(TM) provides easy, convenient and cost-effective Internet-based services for mailing letters, packages or parcels anytime and anywhere in the United States. Our core postage services are designed to allow individual consumers or employees of small businesses to print US postage or shipping labels, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs. With all of our services, no additional hardware is required; a customer can access our services through an existing Internet connection and print postage or shipping labels with ordinary laser or inkjet printers.

Recent Developments

    In the quarter ended June 30, 2001, we have continued to implement our new business strategy begun in October 2000 to enhance our ability to achieve profitability by focusing on our core business of Internet postage. In May 2001, in an effort to focus on our postage services for small business and home offices, we sold the iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. We also continued our cost cutting efforts, including the termination of fixed-cost marketing arrangements, and the redeployment of sales and marketing expenditures to programs that have a higher return on investment.

    In May, 2001, we terminated our marketing relationship with Cydcor Limited following our evaluation of our relationship. We expect to continue our current marketing efforts and focus the Company on its core mailing and shipping services for small business and home offices.

    In the quarter ended June 30, 2001, we experienced significant changes at the senior management level. Following the sale of the Company's iShip assets in May 2001, John A. Duffy and Stephen M. Teglovic, who served on the Board of Directors after the acquisition of iShip, resigned from our Board of Directors. In June 2001, Carolyn M. Ticknor and Thomas N. Clancy resigned from the Board of Directors. We do not, at this time, intend to fill the vacancies created by the board resignations. We expect to continue to experience changes in personnel at the senior management and Board level as part of our restructuring process. Bruce Coleman remains as our interim Chief Executive Officer, and we have not yet found a permanent replacement.

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

    Internet Postage Services

    We offer an Internet postage services targeted at consumers and small businesses with less than 100 employees. Service fee revenues for our Internet postage services are generated from the two service plans that we are currently offering to our users, the Simple Plan and the Power Plan. Under the Simple Plan, a user purchases postage at face value for a monthly convenience fee of 10% of the value of postage printed. Prior to November 2000, there was a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99 under the Simple Plan. Beginning in November 2000, the monthly minimum fee was increased to $4.49 for new customers and the monthly maximum fee was discontinued. All $1.99 customers who existed at the time of the price increase have been converted to the new price. The Power Plan was introduced at the beginning of our second quarter of 2000 in response to customer requests for a fixed monthly pricing plan with unlimited usage. Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee that ranges from $15.99 to $18.99. For the second quarter of 2001, over 50% of our service fee revenue was generated from Power Plan customers. Revenues are also generated from controlled access advertising to our existing customer base, and revenue share and bounty arrangements. During the second quarter of 2001, we acquired 43,000 gross customers and ended the quarter at 307,000 active customers, down from 323,000 customers at the end of the first quarter.

Results of Operations

    Revenue. Revenue for the three months ended June 30, 2001 was exclusively from the Internet postage business due to the divestiture of the shipping operation. As such, revenue from the Internet postage business was up 132% year over year to $5.1 million from $2.2 million in the second quarter ending June 30, 2000, while total revenue was up 38% year over year to $5.1 million from $3.7 million in the second quarter ending June 30, 2000. Revenue for the six months ended June 30, 2001 was $10.3 million, compared to $5.7 million for the six months ended June 30, 2000. Increase in Revenue is primarily due to the increased customer count.

    Cost of Revenues. Cost of revenues principally consists of customer service, promotional expenses, and system operating costs. Cost of revenues was $1.8 million for the three months ended June 30, 2001, compared to $5.7 million for the three months ended June 30, 2000. Cost of revenues was $5.0 million for the six months ended June 30, 2001, compared to $9.5 million for the six months ended June 30, 2000. During 2001, our cost of revenues decreased primarily due to increased automation and reduced labor costs in our customer support operations. We also reduced promotional expenses as we decreased the amount of free postage given to each customer. We also implemented a new type of free postage that expires after a period of 30 days, resulting in less postage used by each individual customer.

    Sales and Marketing. Sales and marketing expenses principally consist of costs associated with strategic partnership relationships and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses were $2.9 million compared to $20.5 million for the three months ended June 30, 2001 and 2000, respectively. Sales and marketing expenses were $7.2 million compared to $43.0 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in sales and marketing expenses resulted from fewer sales and marketing personnel, as well as a more focused spend of discretionary marketing dollars on programs that provide a higher return on investment.

    Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of the Internet postage services, expenditures for consulting services and third-party. Research and development expenses for the three months ended June 30, 2001 were $2.2 million compared to $8.0 million for the three months ended June 30, 2000. Research and development expenses for the six months ended June 30, 2001 were $6.3 million compared to $11.4 million for the six months ended June 30, 2000. The decrease is primarily due to increased cost control efforts and the reduction in headcount.

    General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, and depreciation of equipment and software used for general corporate purposes. General and administrative expenses for the three months ended June 30, 2001 and 2000 were $5.7 million and $8.5 million, respectively. General and administrative expenses for the six months ended June 30, 2001 and 2000 were $12.5 million and $14.4 million, respectively. The decrease is primarily due to increased cost control efforts and the reduction in headcount.

    Restructuring and Write-down Charges. We continued our cost cutting efforts, including the termination of fixed-cost marketing deals, and the redeployment of sales and marketing expenditures to programs that have a higher return on investment. In addition the $11.0 million charge taken in the first quarter of 2001, we took a charge in the second quarter of 2001 of $15.8 million consisting of $14.7 million in restructuring employee severance, fixed asset write-offs and lease obligations for discontinued office space, and $1.1 million related to the termination of certain contractual arrangements and additional fixed asset write-offs.

    Deferred Compensation Amortization. During 1998 and 1999, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. This results in amortization expenses of deferred compensation over the period that these options vest, which ranges from three to four years from the date of grant. Deferred compensation amortization for the three months ended June 30, 2001 and 2000 was $692,000 and $4.1 million, respectively. Deferred compensation amortization for the six months ended June 30, 2001 and 2000 was $2.1 million and $5.9 million, respectively. This decrease was a result of fewer personnel at Stamps.com following our October 2000 and February 2001 reductions in force.

    Loss from Sale of iShip. On May 18, 2001, the Company completed the sale of its iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the assets value attributed to iShip by the Company resulted in a non-cash charge of $9.1 million in the second quarter of 2001. The second quarter charge of $9.1 million was in addition to the non-cash charge of $163.6 million recorded in the first quarter of 2001 related to our reduction of goodwill and other intangibles associated with the purchase of iShip.

    Other Income (Expense). Other income (expense) consisted of income from cash equivalents and short term investments, less interest expense related to financing obligations. Other income (expense) for the three months ended June 30, 2001 and 2000 was $2.4 million and $4.7 million, respectively. This decrease is due to declining interest rates and a reduction in the amount of capital invested. Other income (expense) for the six months ended June 30, 2001 and 2000 was 29.6 million and 9.7 respectively. This increase is due to a one-time gain related to the shutdown of Encryptix in the first quarter of 2001.

Liquidity and Capital Resources

    As of June 30, 2001 we had approximately $194 million cash and short term investments, down from $244 million as of December 31, 2000 due to our operating losses. We regularly invest excess funds in short-term money market funds and commercial paper and do not engage in hedging or speculative activities.

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

    In May 1999, we entered into a facility lease agreement for the corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. Also, in March 2000 we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17 million. We are actively marketing to sublet the excess space that resulted from our October 2000 and February 2001 restructurings.

    Net cash used in operating activities was $33.5 million and $50.5 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in net cash used in operating activities resulted primarily from cost-cutting activities, including the restructuring that took place in the fourth quarter of 2000 and in the first quarter of 2001.

    Net cash provided by investing activities was $90.2 million for the six months ended June 30, 2001 and net cash used in investing activities was $64.9 million for the six months ended June 30, 2000. The increase in net cash provided by investing activities resulted primarily from the sale of short-term investments during the first quarter of 2001.

    Net cash used by financing activities was $8.2 million for the six months ended June 30, 2001 as compared to net cash provided by financing activities of $34.0 million for the six months ended June 30, 2000. The difference resulted primarily from the issuance of redeemable preferred stock of a subsidiary during the first quarter of 2000.

    We anticipate that our current cash balances will be sufficient to fund our operations beyond 2002. We may require additional capital to fund our business, and we cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. See "Risk Factors--We may need to raise additional capital in the future through the issuance of additional equity or convertible debt securities or by borrowing money, and additional funds may not be available on terms acceptable to us."

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

    We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Our Internet postage services have only been available since October 22, 1999. Due to our limited operating history, it is difficult or impossible to predict future results of operations, including operating expenses and revenues. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. Many of these risks are discussed in the subheadings below, and include our (a) ability to meet and maintain government specifications for our Internet postage services, specifically US Postal Service requirements; (b) complete dependence on Internet postage services that currently do not have substantial market acceptance; (c) potential need to expand our sales and support organizations; (d) ability to establish and promote our brand name; (e) ability to expand our operations to meet the commercial demand for our services, when it arises; (f) development of and reliance on strategic and distribution relationships; (g) ability to prevent and respond quickly to service interruptions; (h) ability to minimize fraud and other security risks; and (i) ability to compete with companies with greater capital resources and brand awareness.

    If we are unsuccessful in addressing these risks or in executing our new business strategy, our business, results of operations and financial condition would be materially and adversely affected.

Our revenues and operating results may fluctuate in future periods and we may fail to meet expectations, which may cause the price of our common stock to decline.

    Given our limited operating history, we have not generated any significant revenues from our operations. Our revenues and operating results are difficult to predict and may fluctuate significantly from period-to-period particularly because our Internet postage services is new and our prospects uncertain. If revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as: (a) the success of our Internet postage services; (b) the costs of defending ourselves in litigation; (c) the costs of our marketing programs to establish and promote the Stamps.com brand name; (d) the demand for our Internet postage services; (e) our ability to develop and maintain strategic distribution relationships; (f) the number, timing and significance of new products or services introduced by both us and our competitors; (g) our ability to develop, market and introduce new and enhanced services on a timely basis; (h) the level of service and price competition; (i) the increases in our operating expenses;
(j) US Postal Service regulation and policies; (k) the success of implementing our new business strategy and of reducing expenses; and (l) general economic factors.

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

    Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we have an accumulated deficit of $481 million as of June 30, 2001. Since inception, we have funded our business through selling our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the quarter ended June 30, 2001, we only generated $5.1 million in revenues. Even if sales of our products and services begin to grow, we may not generate sufficient revenues to achieve profitability in the future.

    Overall, we will need to generate significant revenues and successfully implement our new business strategy to achieve and maintain profitability.

We recently implemented new pricing plans that may adversely affect our future revenues and profitability.

    Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. We recently changed our pricing plans for our Internet postage services. In order to attract customers in the future, we may run special promotions and offer discounts on fees, postage and supplies. We cannot be sure that customers will be receptive to the new fee structure for our Internet postage services or to the fee structure that we will implement. Even if we are able to establish a sizeable base of users, we still may not generate sufficient gross margins to become profitable. In addition, our ability to generate revenues or achieve profitability could be adversely affected by special promotions or additional changes to our pricing plans.

If our new business strategy is not successfully implemented, our financial condition and results of operations will be adversely affected.

    In the quarter ended June 30, 2001, we have continued to implement our new business strategy begun in October 2000 to enhance our ability to achieve profitability by focusing on our core business of Internet postage services. We have continued our cost cutting efforts, including the termination of fixed-cost marketing arrangements, and the redeployment of sales and marketing expenditures to programs that have a higher return on investment.

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

Recent personnel changes may interfere with our operations.

    In the quarter ended June 30, 2001, we experienced significant changes at the board of directors level. Following the sale of the Company's iShip assets in May 2001, John A. Duffy and Stephen M. Teglovic, who served on the Board of Directors after the acquisition of iShip, resigned from our Board of Directors. In June, 2001, Carolyn M. Ticknor and Thomas N. Clancy resigned from the Board of Directors. We do not, at this time, intend to fill the vacancies created by the board resignations. We expect to continue to experience changes in personnel at the senior management and Board level as part of our restructuring process. Bruce Coleman remains as our interim Chief Executive Officer, and we have not yet found a permanent replacement. If we fail to attract and retain a qualified individual as our Chief Executive Officer, our business, financial condition and results of operations will be adversely affected. If our new business strategy is not successful, we will not achieve profitability as currently planned, if at all.

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

The success of our business will depend upon acceptance by customers of our Internet postage services.

    We expect that our Internet postage services will generate a significant portion of our near-term future revenues. Accordingly, we depend heavily on the commercial acceptance of our Internet postage services. If we fail to successfully gain commercial acceptance of our Internet postage services, we will be unable to generate significant revenues. To date, a substantial market for Internet postage has not developed, and we cannot assure you that it will develop. More specifically, we cannot predict if our target customers will choose the Internet as a means of purchasing postage, or if customers will be willing to pay a fee to use our service, or if potential users will select our system over our competitors' or over alternative methods such as online invoicing, bill payment and financial transactions.

The success of our business will depend upon our ability to make our Internet postage services widely available, and to achieve widespread adoption of our services.

    We face numerous risks in conjunction with the introduction, sale and commercial availability of our services because of our very limited experience with the commercial rollout and use of our services. Specifically, our Internet postage service was introduced on October 22, 1999. As a result, we cannot be sure that our services will be widely available or adopted, that they will successfully process large numbers of user transactions or that our services will contain features that appeal to the broad range of customers that we target. If we experience problems with the availability, adoption, scalability or functionality of our services or if we are unable to offer attractive service enhancements in a timely manner, our ability to attract and retain customers and our results of operations will be adversely impacted.

If we do not achieve the brand recognition necessary to succeed in the Internet postage markets, our business will suffer.

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

If we fail to effectively market and sell our Internet postage service, we may never achieve profitability and our business will be substantially harmed and could fail.

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

Our Internet postage services must meet the commercial demands of our customers, which are expected to range from small businesses to large enterprises. We cannot be sure that our services will appeal to or be adopted by such a wide range of customers. In addition, given our limited experience selling our services to and implementing our services with enterprise customers, we cannot predict the length of enterprise sales cycles, the implementation times for our services or the extent to which an enterprise will employ our services. Our technology also may not be capable of servicing the needs of these large enterprise customers. Moreover, our ability to obtain and retain customers depends on our customer service capabilities. As part of our new business strategy, we have significantly reduced our support offerings. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we experience extensive interest in our services, we may fail to meet the expectations of customers due to limited experience in operating our services and the strains this demand will place on our Web site, customer service operations, professional services group, network infrastructure or systems. If we fail to meet the demands of our customers or if our customers implement and employ our services more slowly than we expect, our business, results of operation and ability to achieve profitability will be negatively affected.

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

Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet postage services and severely harm our business or cause it to fail.

    On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes' amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.

    On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001.

    On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes ClickStamp Online service infringes four patents we own. The suit seeks treble damages, an injunction from further infringement, attorneys' fees and other damages. On August 8, 2001, Pitney Bowes answered the complaint, denying our allegations of patent infringement and asserting a number of affirmative defenses.

    The outcome of our litigation against Pitney Bowes is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suits against us. See "Legal Proceedings."

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

Success by Cybershop in its suit against us seeking damages and recognition of its "ownership" of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of the Company, severely harming our business or causing it to fail.

    On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint sought legal resolution and recognition of Cybershop's "ownership" of the "stamps.com" domain name and sought unspecified monetary damages against the third party. On July 16, 2001, we filed a motion for summary judgment against all claims filed against us. Plaintiffs then filed a proposed fourth amended complaint, dropping some claims against us and adding others. On August 2, 2001, Plaintiffs filed their response to our motion for summary judgment, and filed their own motion for partial summary judgment. The court has not yet ruled on the motions for summary judgment, and has not ruled on whether to allow Plaintiffs' fourth amended complaint to proceed. The outcome of the litigation is uncertain, and we can give no assurance that Cybershop will not prevail in the suit against us.

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

    We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 37 issued United States patents and 10 issued international, and have filed 64 United States patent applications and 15 international patent applications, inclusive of those recently acquired from E-Stamp Corporation. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents, trademarks and service marks in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States. See "Risk Factors--Success by Cybershop in its suit against us seeking damages and recognition of its "ownership" of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of our Company, severely harming our business or causing it to fail."

If we are unable to maintain and develop our strategic relationships and distribution arrangements, our Internet postage services may not achieve commercial acceptance.

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

    Our current strategic relationships have not yet resulted in significant revenues, primarily because we have only recently commercially released our Internet postage services. As a result, our strategic partners may not view their relationships with us as significant or vital to their businesses and, consequently, may not perform according to our expectations. We have little ability to control the efforts of our strategic partners and, even if we are successful in establishing strategic relationships, these relationships may not be successful.

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

    If our cost-cutting program associated with our new business strategy is successfully implemented, we believe that our current cash balances will allow us to fund our operations beyond 2002. However, we may require substantial working capital to fund our business and we may need to raise additional capital. Our future capital needs depend on many factors, including market acceptance of our postage service, the level of promotion and advertising of our postage service; the level of our development efforts; our rate of customer acquisition and retention for our

Internet postage services; and changes in technology. In addition, the various elements of our business and growth strategies, including our plans to support fully the commercial release of our services, our introduction of new products and services and our investments in infrastructure will require additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future or generate sufficient working capital, we may be required to curtail our operations significantly or obtain funding through the relinquishment of significant technology or markets. Raising additional capital through the sale of equity or convertible debt securities would have a dilutive effect on existing stockholders, and securities we issue may have rights superior to our common stock.

                         Risks Related to Our Industry

US Postal Service regulations and fee assessments may cause disruptions or discontinuance of our business, may increase the cost of our service and may affect the adoption of Internet postage as a new method of mailing.

    We are subject to continued US Postal Service scrutiny and other government regulations. The continued availability of our Internet postage services is dependent upon our service continuing to meet US Postal Service performance specifications and regulations. The US Postal Service could change its certification requirements or specifications for Internet postage or revoke the approval of our service at any time. If at any time our Internet postage service fails to meet US Postal Service requirements, we may be prohibited from offering this service and our business would be severely and negatively impacted. In addition, the US Postal Service could suspend, terminate or offer services which compete against Internet postage, any of which could stop or negatively impact the commercial adoption of our Internet postage services. Any changes in requirements or specifications for Internet postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our Internet postage service. For example, the US Postal Service could decide to charge Internet postage vendors fees for the enrollment of each unique customer of the Internet postage product, which would be a cost that we would either absorb or pass through to customers. The US Postal Service has in fact invoiced each Internet postage vendor $8 for each digital certificate required for each consumer of Internet postage to securely print postage. We are currently discussing the necessity of this charge with the US Postal Service. If we are required to pay this per customer charge, the cost of our service could increase and the adoption of Internet postage as a new method of mailing could be adversely affected.

    The US Postal Service could also decide that Internet postage should no longer be an approved postage service due to security concerns or other issues. Our business would suffer dramatically if we are unable to adapt our Internet postage services to any new requirements or specifications or if the US Postal Service were to discontinue Internet postage as an approved postage method. Alternatively, the US Postal Service could introduce competitive programs or amend Internet postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the US Postal Service itself. See "Risk Factors--If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes who enter the online postage market, our revenues and operating results will suffer."

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

If we are unable to compete successfully, particularly against large, traditional providers of postage products such as Pitney Bowes who enter the online postage markets, our revenues and operating results will suffer.

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

    The evolving nature of the Internet or the Internet postage markets could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to license or acquire leading technologies useful in our business; enhance our existing services; develop new services or features and technology that address the increasingly sophisticated and varied needs of our current and prospective users; and respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

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

The success of our business will depend on the continued growth of the Internet and the acceptance by customers of the Internet as a means for purchasing postage services.

    Our success depends in large part on widespread acceptance and use of the Internet as a way to purchase postage services. This practice is at an early stage of development, and market acceptance of Internet postage service is uncertain. We cannot predict the extent to which customers will be willing to shift their purchasing habits from traditional to online postage services. To be successful, our customers must accept and utilize electronic commerce to satisfy their product needs. Our future revenues and profits, if any, substantially depend upon the acceptance and use of the Internet and other online services as an effective medium of commerce by our target users.

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

    We may in the future begin to provide services in international markets. Our ability to provide our Internet postage services in international markets would likely be subject to rigorous governmental approval and certification requirements similar to those imposed by the US Postal Service. For example, our Internet postage services cannot currently be used for international mail because foreign postal authorities do not currently recognize information-based indicia postage. If foreign postal authorities accept postage generated by our service in the future, and if we obtain the necessary foreign certification or approvals, we would be subject to ongoing regulation by foreign governments and agencies. To date, efforts to create a certification process in Europe and other foreign markets are in a preliminary stage and these markets may not prove to be a viable opportunity for us. As a result, we cannot predict when, or if, international markets will become a viable source of revenues for a postage service similar to ours.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short-term investments are comprised of U.S. government obligations and public corporate debt securities with maturities of less than one year at the date of purchase. At June 30, 2001, our short-term investments approximated $75.6 million and had a related weighted average interest rate of 5.53%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

                                   PART II.
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes' amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.

     On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001.

     On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes ClickStamp Online service infringes four patents we own. The suit seeks treble damages, an injunction from further infringement, attorneys' fees and other damages. On August 8, 2001, Pitney Bowes answered the complaint, denying our allegations of patent infringement and asserting a number of affirmative defenses.

     The outcome of our litigation against Pitney Bowes is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suits against us. See "Risk Factors-Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet postage services and severely harm our business or cause it to fail."

     On December 29, 1999, three individual plaintiffs filed a suit against us for alleged breach of oral contract, quantum meruit, fraud and negligent representation in the California Superior Court for the County of Los Angeles. The complaint was amended on January 28, 2000 to add Mohan Ananda, one of our directors, as a defendant and to remove one of the plaintiffs from the suit. The suit alleges that the plaintiffs were due cash consideration in the amount of $13.3 million plus other unspecified compensatory damages, punitive and exemplary damages for securing a board member and investors for Stamps.com. On November 6, 2000, the trial court granted summary judgment of the entire action in favor of Stamps and Mr. Ananda. The plaintiffs have appealed the grant of summary judgment, and the appeal is currently pending. Although we believe that the grant of summary judgment will be upheld on appeal, the outcome of this litigation is uncertain and we can give no assurance that the plaintiffs will not prevail.

     On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint sought legal resolution and recognition of Cybershop's "ownership" of the "stamps.com" domain name and sought unspecified monetary damages against the third party. In February 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. On July 16, 2001 we filed a motion for summary judgment against all claims filed against us. Plaintiffs subsequently filed, and then withdrew, a proposed third amended complaint. Plaintiffs then filed a proposed fourth amended complaint, dropping some claims against us and adding others. On August 2, 2001, Plaintiffs filed their response to our motion for summary judgment, and filed their own motion for partial summary judgment. The court has not yet ruled on the motions for summary judgment, and has not ruled on whether to grant leave to allow Plaintiffs' fourth amended complaint to proceed. The outcome of the litigation is uncertain, and we can give no assurance that Cybershop will not prevail. See "Risk Factors-Success by Cybershop in its suit against us seeking damages and recognition of its "ownership" of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of the Company, severely harming our business or causing it to fail."

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

We believe that the agreement was terminated on March 1, 2001 due to Intuit's failure to perform adequately under the contract, among other reasons. On June 1, 2001, we answered Intuit's Complaint, denied all material allegations and asserted certain affirmative defenses. Additionally, on June 1, 2001, we filed a Cross-Complaint against Intuit and asserted claims for breach of the implied covenant of good faith and fair dealing, violation of California Business & Professions Code Section 17200, rescission, and declaratory relief. We seek compensatory damages in an amount to be determined. On or about July 10, 2001, Intuit demurred to our Cross-Complaint. We will be opposing the demurrer, and the matter is set for hearing on August, 16, 2001. No trial date has been set in this case. We are vigorously defending Intuit's claims, however, litigation is uncertain and we cannot predict an outcome for this matter.

     In May, June and July, 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits arise out of certain investigations by U.S. regulatory and law enforcement authorities into alleged commission practices and other sales practices by certain underwriters. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in allegedly improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that the we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek various damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys' fees), and rescissionary damages. We have placed the underwriters on notice of our claim to indemnification, pursuant to its agreements with the underwriters. We believe that the claims against us and our officers and directors are without merit, and intend to defend the lawsuits vigorously.

     We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 1, 2000, we entered into a Warrant Issuance Agreement with Cydcor Limited ("Cydcor"). Under the terms of the agreement, we are obligated to issue warrants to purchase shares of our common stock on a monthly basis. The number of shares underlying each warrant is based upon a calculation that determines net new customers that Cydcor obtains from direct sales of our Internet postage services. The warrants issuable under the agreement are exercisable for a period of two years from the issuance date. Under the terms of this agreement, on April 30, 2001, we issued Cydcor a warrant to purchase 4,842 shares of our common stock at a price per share of $3.00; on May 31, 2001, we issued Cydcor a warrant to purchase 3,182 shares of our common stock at a price per share of $3.00; on June 30, 2001, we issued Cydcor a warrant to purchase 2,772 shares of our common stock at a price per share of $3.75; and on July 31, 2001, we issued Cydcor a warrant to purchase 97 shares of our common stock at a price per share of $2.36. The offer and sale of this warrant and the shares of common stock issuable upon conversion thereof is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 2001 Annual Meeting of the stockholders of Stamps.com was held on June 14, 2001 in Santa Monica, California.

     (b) The directors elected at the 2001 Annual Meeting were: Mohan P. Ananda, Thomas N. Clancy, John A. Duffy, and Marvin Runyon. Each of Messrs. Ananda and Runyon serve as Class II directors whose terms will expire at the 2004 annual meeting of stockholders. Each of Jeffrey Brown and Loren Smith serve as Class III directors whose terms will expire at the 2002 annual meeting of stockholders. Finally, each of Bruce Coleman and G. Bradford Jones serve as Class I directors whose terms will expire at the 2003 annual meeting of stockholders.

     (c)  At the annual meeting, the stockholders:

          (1) Voted to elect four Class II directors named above, with the following vote:

          Mohan P. Ananda
          For       38,733,089
          Abstain   233,299

          Thomas N. Clancy
          For       38,733,774
          Abstain   232,614

          John A. Duffy
          For       38,740,181
          Abstain   226,207

          Marvin Runyon
          For       38,689,779
          Abstain   276,609

          (2) Voted to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2001, with the following vote:

          For       38,714,980
          Against   79,703
          Abstain   171,705.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STAMPS.COM INC.
                                      (Registrant)

August 14, 2001                       By: /s/ KENNETH McBRIDE
                                         --------------------------------
                                         Kenneth McBride
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)