Form 10-Q
period 2001-09-30
STAMPS COM INC
filed 2001-11-14
CIK 1082923

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                    to

                        Commission file number 000-26427
                              ------------------
                                Stamps.com Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                 77-0454966
         (State or Other Jurisdiction                   (I.R.S. Employer
      of Incorporation or Organization)                 Identification No.)

                    Address of Principal Executive Offices:
                     3420 Ocean Park Boulevard, Suite 1040
                        Santa Monica, California 90405
      Registrant's Telephone Number, Including Area Code: (310) 581-7200
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report: N/A
                              ------------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [_]

  The registrant does not have different classes of common stock. As of November 8, there were approximately 50,650,386 shares of the registrant's common stock issued and outstanding.

===============================================================================

                                STAMPS.COM INC.

      FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                                                                         Page
                                                                                                                         ----

PART I. FINANCIAL INFORMATION..........................................................................................   2

     ITEM 1.       FINANCIAL STATEMENTS................................................................................   2

     ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............  11

     ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................  26

PART II. OTHER INFORMATION.............................................................................................  27

     ITEM 1.       LEGAL PROCEEDINGS...................................................................................  27

     ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................  28

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.....................................................................  29

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................  29

     ITEM 5.       OTHER INFORMATION...................................................................................  29

     ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K....................................................................  29


                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       STAMPS.COM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,      December 31,
                                                                                            2001              2000
                                                                                       -------------      -------------
                                                                                        (unaudited)
                                                                                                (in thousands)
ASSETS
Current assets:
   Cash and short-term investments..................................................   $   187,851       $    243,929
   Restricted cash..................................................................         6,705              4,010
   Accounts receivable..............................................................         1,641              2,546
   Note receivable from former officer, net of allowance............................         3,181              3,181
   Prepaid expenses.................................................................         1,017              5,185
                                                                                       -----------       ------------
     Total current assets...........................................................       200,395            258,851
Property and equipment, net.........................................................        13,284             45,585
Goodwill and other intangible assets, net...........................................         7,227            166,450
Other assets........................................................................         5,416             16,052
                                                                                       -----------       ------------
       Total assets.................................................................   $   226,322       $    486,938
                                                                                       ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................            64              3,656
   Accrued expenses.................................................................         8,600             14,913
   Deferred revenue.................................................................            --              1,809
   Current portion of long-term debt and capital leases.............................           194              3,828
                                                                                       -----------       ------------
Total current liabilities...........................................................         8,858             24,206
Long-term debt and capital leases, less current portion.............................            --              5,286
Minority interest in consolidated subsidiary........................................            --             34,765
Stockholders' equity:
   Common stock.....................................................................            50                 49
   Additional paid-in capital.......................................................       700,568            708,007
   Notes receivable from stock sales................................................          (101)              (101)
   Deferred compensation............................................................          (835)           (11,642)
   Accumulated deficit..............................................................      (482,218)          (273,632)
                                                                                       -----------       ------------
     Total stockholders' equity.....................................................       217,464            422,681
                                                                                       -----------       ------------
       Total liabilities and stockholders' equity...................................   $   226,322       $    486,938
                                                                                       ===========       ============

                       STAMPS.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Three Months ended                     Nine Months ended
                                                                   September 30,                         September 30,
                                                        ------------------------------------    --------------------------------
                                                              2001                2000             2001                 2000
                                                        -----------------     --------------    -------------       ------------
                                                       (in thousands, except per share data)  (in thousands, except per share  data)
Revenues..............................................      $     4,564          $     4,201     $    14,892       $     9,911
Cost of revenues......................................            2,038                5,644           6,996            19,131
                                                            -----------          -----------     -----------       -----------
   Gross profit.......................................            2,526               (1,443)          7,896            (9,220)
Operating expenses:
   Sales and marketing................................            1,299               20,573           8,503            59,537
   Research and development...........................            1,630               10,269           7,904            21,689
   General and administrative.........................            3,893               11,436          16,395            25,817
   Amortization and write-off of goodwill.............               --               13,772         172,817            32,175
   Restructuring and writedown charges................           (1,478)                  --          25,377                --
   Acquired in-process research and development.......               --                   --              --             2,000
   Deferred compensation expense......................              319                3,123           2,456             9,022
   Loss from EncrypTix................................               --                   --           5,601                --
   Loss from sale of iShip............................              321                   --           9,397                --
                                                            -----------          -----------     -----------       -----------
   Total operating expenses...........................            5,984               59,173         248,450           150,240
                                                            -----------          -----------     -----------       -----------
Loss from operations..................................           (3,458)             (60,616)       (240,554)         (159,460)
Other income (expense):
   Interest expense...................................               (8)                (213)            (28)             (377)
   Interest income....................................            2,370                5,482           8,801            15,307
   Gain from shut down of EncrypTix...................               --                   --          23,195                --
                                                            -----------          -----------     -----------       -----------
   Total other income (expense), net..................            2,362                5,269          31,968            14,930
                                                            -----------          -----------     -----------       -----------
Net loss..............................................      $    (1,096)         $   (55,347)    $  (208,586)      $  (144,530)
                                                            ===========          ===========     ===========       ===========
Basic and diluted net loss per share..................      $     (0.02)         $     (1.15)    $     (4.23)      $     (3.11)
                                                            ===========          ===========     ===========       ===========
Weighted average shares outstanding used in basic
   and diluted per-share calculation..................           49,533               48,259          49,296            46,418
                                                            ===========          ===========     ===========       ===========

  The accompanying notes are an integral part of these financial statements.

                       STAMPS.COM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        Nine Months ended September 30,
                                                                                     --------------------------------------
                                                                                          2001                     2000
                                                                                     --------------           -------------
                                                                                                 (in thousands)
Operating activities:
 Net Loss...................................................................            $(208,586)              $(144,530)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Provision for doubtful accts.............................................                  373                     ---
   Depreciation and amortization............................................               14,286                  37,952
   Write-down of goodwill and other intangibles.............................              163,634                     ---
   Amortization of deferred compensation....................................                2,455                   9,022
   Charge for acquired in-process research and development..................                  ---                   2,000
   Loss on disposal and writedown of assets.................................               30,159                     ---
   Loss on sale of iShip....................................................                9,397                     ---
   Net gain on shut down of EncrypTix.......................................              (23,195)                    ---
   Changes in operating assets and liabilities, net of effects of acquisition:
     Accounts receivable....................................................                  532                  (1,738)
     Prepaid expenses.......................................................                3,944                  10,825
     Other assets...........................................................                1,552                     ---
     Accounts payable.......................................................               (3,592)                  1,422
     Minority interest......................................................              (11,570)                    ---
     Accrued expenses.......................................................              (14,320)                  2,944
     Deferred revenue.......................................................               (1,809)                  2,363
                                                                                        ---------              ----------
Net cash used in operating activities.......................................              (36,740)                (79,740)
                                                                                        ---------              ----------

Investing activities
 Sale (purchase) of short-term investments, net.............................               98,548                (119,576)
 Proceeds from sale of iShip................................................                2,800                     ---
 Purchase of restricted cash investments....................................               (2,695)                    ---
 Purchase of intellectual property..........................................               (7,500)                    ---
 Acquisition of property and equipment......................................               (3,938)                (33,296)
 Acquisition of iShip.com, net of cash acquired.............................                  ---                  (2,111)
 Other......................................................................                  ---                  (5,495)
                                                                                        ---------              ----------
Net cash provided by (used in) investing activities.........................               87,215                (160,478)
                                                                                        ---------              ----------

Financing activities
 Repayment of long-term debt and capital leases.............................               (8,920)                     12
 Repayment of line of credit................................................                  ---                    (949)
 Issuance of redeemable preferred stock of subsidiary, net..................                  ---                  34,784
 Issuance of common stock under ESPP........................................                  219                     ---
 Issuance of common stock...................................................                  696                   1,200
 Repurchase of common stock.................................................                  ---                     939
                                                                                        ---------              ----------
Net cash (used in) provided by financing activities.........................               (8,005)                 35,986
                                                                                        ---------              ----------
Net increase (decrease) in cash and cash equivalents........................               42,470                (204,232)
                                                                                        ---------              ----------

Cash and cash equivalents at beginning of period............................               69,536                 326,820
                                                                                        ---------              ----------
Cash and cash equivalents at end of period..................................              112,006                 122,588
Short term investments......................................................               75,845                 167,502
                                                                                        ---------              ----------
Cash and short term investments.............................................            $ 187,851               $ 290,090
                                                                                        =========               =========

  The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (ALL INFORMATION WITH RESPECT TO September 30, 2001 AND 2000 IS UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements are unaudited, other than the balance sheet at December 31, 2000, and, in the opinion of management, reflect all normal recurring adjustments that are necessary for a fair presentation of the results for the periods shown.

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

Reclassifications

     Certain prior period balances have been reclassified to conform with current period presentation.

2.   Writedown of Intangible Assets related to iShip.com

     On March 7, 2000, the Company completed the acquisition of iShip.com, Inc. ("iShip"), a development stage enterprise that developed Internet-based shipping technology. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

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

     On May 18, 2001, the Company completed the sale of its iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the assets value attributed to iShip by the Company resulted in non-cash charge of $9.1 million in the second quarter of 2001. Additional legal costs associated with the sale of iShip in the amount of $0.3 million were charged in the third quarter of 2001 resulting in a total charge of $9.4 million.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (ALL INFORMATION WITH RESPECT TO September 30, 2001 AND 2000 IS UNAUDITED)

3.   EncrypTix Ceases Operations

     On November 16, 1999, the Company announced the formation of a subsidiary, EncrypTix, Inc., to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, the Company invested $1.0 million and granted EncrypTix a license to its technology in those three specific fields of use. EncrypTix raised approximately $35 million in private financing. On March 12 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. The Company does not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, the Company terminated its license agreement with EncrypTix and maintains limited licenses to various EncrypTix intellectual property. Due to this cessation in business, the Company wrote off the invested $1.0 million and took a one-time gain to eliminate the cumulative loss from EncrypTix in the amount of $23.2 million in the first quarter of 2001.

4.   Work Force Restructuring

     In February 2001, in an effort to more rapidly decrease its operating losses and enhance its ability to achieve profitability sooner, the Company reduced its total number of employees by approximately 50% to 150 employees, including full time, part time and contract employees. The Company also continued other cost cutting efforts, including the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that have a higher return on investment. The Company took a charge of $11.0 million in the first quarter of 2001 consisting of $7.7 million related to employee severance and fixed asset write-offs, $2.3 million related to the termination of certain contractual arrangements, and $1.0 million related to the write-off of an investment in EncrypTix.

     In the quarter ended June 30, 2001, the Company continued with its cost cutting efforts resulting in a charge of $15.8 million consisting of $14.7 million in employee severance, fixed asset write-offs and lease obligations for discontinued office space, and $1.1 million related to the termination of certain contractual arrangements and additional fixed asset write-offs.

     In the quarter ended September 30, 2001, the Company had a net credit of $1.5 million related to cost cutting efforts consisting of a charge of $0.2 million in restructuring employee severance, fixed asset write-offs and lease obligations for discontinued office space, and a credit of $1.7 million related to a better-than-expected outcome on the termination of certain contractual arrangements.

A summary of the restructuring and cost cutting efforts for the period from February 2001 to September 2001 is set forth below:

                                                             Provision        Utilized           Balance
                                                        -----------------------------------------------------
                                                                      ( i n   t h o u s a n d s )
Discontinued facilities                                           $ 8,273          $ 3,468             $4,805
Fixed asset write-off                                               7,186            7,186                  -
Termination of certain contractual arrangements                     4,287            4,287                  -
Investment in EncrypTix write-off                                   1,000            1,000                  -
Other                                                                  60               60                  -
Employee severance costs                                            4,571            4,571                  -
                                                        -----------------------------------------------------

Total                                                             $25,377          $20,572             $4,805
                                                        =====================================================

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

     Common equivalent shares, consisting of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred stock, are excluded from the diluted earnings per share calculation if their effect is anti-dilutive due to a cumulative net loss per share.

7.   Related Party Transactions

     In February 2000, John M. Payne (former Chairman of the Board, Chief Executive Officer and director) purchased 187,000 shares of the Company's common stock on the open market for an aggregate purchase price of approximately $6.0 million. Mr. Payne purchased the shares on margin and the margin account was secured by a pledge of 1,467,500 shares of the Company's common stock held by Mr. Payne, of which approximately 593,750 shares are subject to repurchase by the Company. As of October 31, 2000, Mr. Payne's total indebtedness under the margin account was approximately $6.7 million, which amount consists of the purchase price of the 187,000 shares, accrued interest on the purchase price and other fees and indebtedness incurred by Mr. Payne, less the proceeds from his sale of the Company's common stock during the third quarter of 2000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (ALL INFORMATION WITH RESPECT TO September 30, 2001 AND 2000 IS UNAUDITED)

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

     In November 2000, Mr. Payne executed a promissory note in favor of the Company in the amount of $6.6 million. The payment of the note was secured by a pledge of all shares of the Company's common stock and all shares of EncrypTix, Inc. held by Mr. Payne. The entire principal balance and all accrued and unpaid interest was due and payable on June 30, 2001. Mr. Payne is currently in default. The Company and Mr. Payne are currently in negotiations to agree on payment terms for the amount due the Company.

     The company has established a reserve of $3,346,000 related to the note receivable from Mr. Payne. The reserve is calculated as the difference between the note's carrying value, $6,527,000, and the underlying value of the stock on December 31, 2000, $3,181,000 (2.78 per share).

8.   Acquisition of E-Stamp Corporation Assets

     On April 27, 2001, the Company acquired 31 patents and other intellectual property rights from E-Stamp Corporation, including rights to the E-Stamp name and rights to the E-Stamp.com Internet domain for $7.5 million.

9.   Intuit, Inc. Lawsuit

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

     On September 11, 2001, Intuit, Inc. and the Company settled all prior claims resulting in a one-time payment of $2.3 million to Intuit, Inc. As the Company had previously accrued $4 million for possible settlement payout, the actual payment of $2.3 million resulted in a net credit of $1.7 million to the one-time charge taken in the quarter ending June 30, 2001.

10.   Recent Accounting Pronouncements

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Investments and Hedging Activities, and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138 which provides additional guidance for the application of SFAS No. 133 for certain transactions. We adopted this statement on January 1, 2001 and the adoption of this statement did not have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, as amended. SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

     In March 2000, the FASB issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on our financial position or results of operations.

     The FASB recently approved two statements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt these statements effective January 1, 2002. We anticipate the adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Stamps.com believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" beginning on page 15. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by such language. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business, including the risk factors set forth at the end of Part I, Item 2 of this Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto.

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

Recent Developments

     In the quarter ended September 30, 2001, we have continued to implement our new business strategy begun in October 2000 to enhance our ability to achieve profitability by focusing on our core business of Internet postage. In connection with this strategy, we continued our cost cutting efforts in August 2001 by reducing headcount approximately 25% to less than 70 employees and full time equivalents. Due to this reduction, we took an additional charge in the quarter ended September 30, 2001, of $0.2 million consisting of employee severance. Concurrently with the implementation of our new business strategy, we are also considering other strategic alternatives that may be available to us, including the possible sale of all or part of our business.

     In the quarter ended September 30, 2001, we continued to experience significant changes at the senior management level. In August 2001, Kathy Brush, the Vice President of Marketing, left Stamps.com, and Marvin Runyon resigned from the Board of Directors. Ken McBride was appointed president and Chief Executive Officer. Mr. McBride, who also serves as our Chief Financial Officer, replaced Bruce Coleman, who held the post on an interim basis. Although Mr. McBride continues to act as the Chief Financial Officer, we have started the process of finding a candidate for a permanent new Chief Financial Officer and Vice President of Marketing. We expect to continue to experience changes in personnel at the senior management and Board level as part of our restructuring process.

     At the end of October 2001, we received preliminary approval from the United States Postal Service to begin beta testing a technology that allows customers to print sheets of generic postage on ordinary inkjet or laser printers that are not tied to a destination address and have no expiration date. This generic postage continues to have the identity security protection of the sender embedded in the 2-dimensional bar codes. This product could have a positive effect on customer acquisition and customer retention, as this technology removes the inconvenience of having to print postage for a particular address. In addition, we also anticipate that this technology may positively impact future revenues as customers purchase the specialized paper through our on-line store, and as we share in the revenue from sales of the paper.

Internet Postage Services

     We offer an Internet postage service targeted at consumers and small businesses with less than 100 employees. Service fee revenues for our Internet postage service are generated from the two service plans that we are currently offering to our users, the Simple Plan and the Power Plan. Under the Simple Plan, a user purchases postage at face value for a monthly convenience fee of 10% of the value of postage printed. Prior to November 2000, there was a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99 under the Simple Plan. Beginning in November 2000, the monthly minimum fee was increased to $4.49 for new customers and the monthly maximum fee was discontinued. Beginning in June of 2001, all $1.99 customers who existed at the time of the price increase were converted to the $4.49 minimum price plan. The Power Plan was introduced at the beginning of our second quarter of 2000 in response to customer requests for a fixed monthly pricing plan with unlimited usage. Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee that ranges from $15.99 to $18.99. For the third quarter of 2001, over 40% of our service fee revenue was generated from Power Plan customers. Revenues are also generated from controlled access advertising to our existing customer base, and revenue share and bounty arrangements. During the third quarter of 2001, we acquired 29,000 gross customers and ended the quarter at 285,000 active customers, down from 307,000 customers at the end of the second quarter.

Results of Operations

     Revenue. Revenue for the quarter ended September 30, 2001 was solely generated from the postage business due to the divestiture of the shipping operation in May of 2001. Revenue from the postage business was up 23% to $4.6 million in the third quarter ending September 30, 2001 from $3.7 million in the third quarter ending September 30, 2000. This increase in year over year revenue was due to price increases begun in November of 2000, and also from a higher number of subscribers to our service. Total revenue was down 10% sequentially from $5.1 million in the second quarter ending June 30, 2001, to $4.6 million in the third quarter ending September 30, 2001 due to a decline in
advertising revenues.   Total revenue was up 9% year over year to $4.6 million
in the quarter ended September 30, 2001 from $4.2 million in the quarter ending September 30, 2000. Revenue for the nine months ended September 30, 2001 increased to $14.9 million from to $9.9 million for the nine months ended September 30, 2000 due to price increases begun in November of 2000.

     Cost of Revenues. Cost of revenues principally consists of customer service, promotional expenses, and system operating costs. Cost of revenues was $2.0 million for the three months ended September 30, 2001, compared to $5.6 million for the three months ended September 30, 2000. Cost of revenues was $7.0 million for the nine months ended September 30, 2001, compared to $19.1 million for the nine months ended September 30, 2000. During the nine months and continued in the third quarter of 2001, our cost of revenues decreased primarily due to increased automation and reduced labor costs in our customer support operations. We also reduced promotional expenses as we continued to decrease the average amount of free postage given to each customer. In addition, we ceased providing free postage after a period of 30 days, resulting in less postage used by each individual customer.

     Sales and Marketing. Sales and marketing expenses principally consist of costs associated with strategic partnership relationships and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses were $1.3 million compared to $20.6 million for the three months ended September 30, 2001 and 2000, respectively. Sales and marketing expenses were $8.5 million compared to $59.5 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in sales and marketing expenses resulted from fewer sales and marketing personnel, as well as a more focused spend of discretionary marketing dollars on programs that provide a higher return on investment.

     Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of the Internet postage and shipping, expenditures for consulting services and third-party. Research and development expenses for the three months ended September 30, 2001 were $1.6 million compared to $10.3 million for the three months ended September 30, 2000. Research and development expenses for the nine months ended September 30, 2001 were $7.9 million compared to $21.7 million for the nine months ended September 30, 2000. The decrease is primarily due to increased cost control efforts and the reduction in headcount.

     General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, and depreciation of equipment and software used for general corporate purposes. General and administrative expenses for the three months ended September 30, 2001 and 2000 were $3.9 million and $11.4 million, respectively. General and administrative expenses for the nine months ended September 30, 2001 and 2000 were $16.4 million and $25.8 million, respectively. The decrease is primarily due to increased cost control efforts and the reduction in headcount.

     Restructuring and Write-down Charges. We continued our cost cutting efforts, including the termination of fixed-cost marketing deals, and the redeployment of sales and marketing expenditures to programs that have a higher return on investment. We took a one-time charge in the third quarter of 2001 of $0.2 million consisting of restructuring employee severance, fixed asset write-offs and lease obligations for discontinued office space, and a credit of $1.7 million resulting from a better-than-expected outcome on the termination of certain contractual arrangements.

     Deferred Compensation Amortization. During 1998 and 1999, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. This results in amortization expenses of deferred compensation over the period that these options vest, which ranges from three to four years from the date of grant. Deferred compensation amortization for the three months ended September 30, 2001 and 2000 was $0.3 million and $3.1 million, respectively. Deferred compensation amortization for the nine months ended September 30, 2001 and 2000 was $2.5 million and $9.0 million, respectively. This decrease was a result of fewer personnel at Stamps.com following our October 2000, February 2001 and August 2001 reductions in force.

     Loss from Sale of iShip. On May 18, 2001, the Company completed the sale of its iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the assets value attributed to iShip by the Company resulted in non-cash charge of $9.1 million in the second quarter of 2001. Additional legal costs associated with the sale of iShip in the amount of $0.3 million were charged in the third quarter of 2001 resulting in a total charge of $9.4 million.

     Other Income (Expense). Other income (expense) consisted of income from cash equivalents and short term investments, less interest expense related to financing obligations. Other income (expense) for the three months ended September 30, 2001 and 2000 was $2.4 million and $5.3 million, respectively. This decrease is due to declining interest rates and a reduction in the cash balance on the company's balance sheet.

Liquidity and Capital Resources

     As of September 30, 2001 we had approximately $187.9 million cash and short-term investments, compared to $243.9 million in December 30, 2000. We regularly invest excess funds in short-term money market funds and commercial paper and do not engage in hedging or speculative activities.

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

     In May 1999, we entered into a facility lease agreement for the corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. Also, in March 2000 we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17.0 million. On August 23, 2001 we agreed to sublease a portion of the excess space in Bellevue, Washington to a third party with aggregate lease payments of approximately $12.5 million. We are actively marketing to sublet the remaining excess space that resulted from our October 2000, February 2001 and August 2001 restructurings.

     Net cash used in operating activities was $36.7 million and $79.7 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net cash used in operating activities resulted primarily from cost-cutting activities, including the restructuring charges in the second and the third quarter of 2001.

     Net cash provided by investing activities was $87.2 million for the nine months ended September 30, 2001 as compared to net cash used by investing activities of $160.5 million for the nine months ended September 30, 2000. The increase in net cash provided by investing activities resulted primarily from the sale of short-term investments during the first quarter of 2001.

     Net cash used by financing activities was $8.0 million for the nine months ended September 30, 2001 as compared to net cash provided by financing activities of $36.0 million for the nine months ended September 30, 2000. The difference resulted primarily from the issuance of redeemable preferred stock of a subsidiary during the first quarter of 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Investments and Hedging Activities, and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138 which provides additional guidance for the application of SFAS No. 133 for certain transactions. We adopted this statement on January 1, 2001 and the adoption of this statement did not have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, as amended. SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

     In March 2000, the FASB issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on our financial position or results of operations.

     The FASB recently approved two statements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt these statements effective January 1, 2002. We anticipate the adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on our financial position or results of operation.

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

     Given our limited operating history, we have not generated any significant revenues from our operations. Our revenues and operating results are difficult to predict and may fluctuate significantly from period-to-period particularly because our Internet postage services is new and our prospects uncertain. If revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as: (a) the success of our Internet postage services; (b) the costs of defending ourselves in litigation; (c) the costs of our marketing programs to establish and promote the Stamps.com brand name; (d) the demand for our Internet postage services; (e) our ability to develop and maintain strategic distribution relationships; (f) the number, timing and significance of new products or services introduced by both us and our competitors; (g) our ability to develop, market and introduce new and enhanced services on a timely basis; (h) the level of service and price competition; (i) the increases in our operating expenses;
(j) US Postal Service regulation and policies; (k) the success of implementing our business strategy and of reducing expenses; and (l) general economic factors.

     Our cost of revenues includes costs for systems operations, customer service, Internet connection and security services; all of these costs will fluctuate depending upon the demand for our services. In addition, a substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If increased expenses precede increased revenues, both gross margins and results of operations would be materially and adversely affected. Moreover, our new business strategy of reducing expenses may directly and correspondingly cause our revenues to substantially decline.

     Due to the foregoing factors and the other risks discussed in this annual report, you should not rely on period-to-period comparisons of our operating results as an indication of future performance.

We have a history of losses, expect to incur losses in the future and may never achieve profitability, which may reduce the trading price of our common stock.

     Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we have an accumulated deficit of $482.2 million as of September 30, 2001. Since inception, we have funded our business through selling our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the quarter ended September 30, 2001, we only generated $4.6 million in revenues. Even if sales of our products and services begin to grow, we may not generate sufficient revenues to achieve profitability in the future.

     Overall, we will need to generate significant revenues and successfully implement our business strategy to achieve and maintain profitability.

We implemented pricing plans that may adversely affect our future revenues and profitability.

     Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. In November 2000, we changed our pricing plans for our Internet postage services. In order to attract customers in the future, we may run special promotions and offer discounts on fees, postage and supplies. We cannot be sure that customers will be receptive to this fee structure for our Internet postage services or to future fee structures that we may implement. Even if we are able to establish a sizeable base of users, we still may not generate sufficient gross margins to become profitable. In addition, our ability to generate revenues or achieve profitability could be adversely affected by special promotions or additional changes to our pricing plans.

If our business strategy is not successfully implemented, our financial condition and results of operations will be adversely affected.

     In the quarter ended September 30, 2001, we have continued to implement our business strategy begun in October 2000 to enhance our ability to achieve profitability by focusing on our core business of Internet postage services. We have continued our cost cutting efforts, including a reduction in headcount in August 2001 by 25%, the termination of fixed-cost marketing arrangements, and the redeployment of sales and marketing expenditures to programs that have a higher return on investment.

     Our business strategy entails risks relating to our ability to attract our targeted customers to offset potential customer losses in other areas and the ability of our new management team to implement this strategy. There is no guarantee our new management team will be able to effectively or efficiently implement our business strategy or that, if effectively implemented, our strategy will benefit us or help us achieve profitability. Failure to execute our plan to significantly reduce expenses or to attract new customers in high margin lines of business in significant numbers will adversely effect our financial condition and results of operations. In addition, our business strategy could result in a substantial loss of customers which would have an adverse impact on our financial condition and results of operations.

Recent personnel changes may interfere with our operations.

     In the quarter ended September 30, 2001, we experienced significant changes at the senior management level. In August, 2001, Ken McBride was appointed as our new president and Chief Executive Officer. Mr. McBride served as our Chief Financial Officer since April 1999, and replaced interim president and CEO Bruce Coleman. In August 2001, Marvin Runyon resigned from the Board of Directors and Vice President of Marketing Kathy Brush left the Company. In September, 2001, Seth Weisberg was appointed as our new Secretary. In the quarter ended June 30, 2001, we experienced significant changes at the board of directors level. Following the sale of the Company's iShip assets in May 2001, John A Duffy and Stephen M. Teglovic, who served on the Board of Directors after the acquisition of iShip, resigned from our Board of Directors. In June, 2001, Carolyn M. Ticknor and Thomas N. Clancy resigned from the Board of Directors. We do not, at this time, intend to fill the vacancy created by these board resignations. If we fail to attract and retain members to our board of directors, our business, financial condition and results of operations will be adversely affected. If our new business strategy is not successful, we will not achieve profitability as currently planned, if at all.

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

     We face numerous risks in conjunction with the introduction, sale and commercial availability of our services because of our limited experience with the commercial rollout and use of our services. Specifically, our Internet postage service was introduced on October 22, 1999. As a result, we cannot be sure that our services will be widely available or adopted, that they will successfully process large numbers of user transactions or that our services will contain features that appeal to the broad range of customers that we target. If we experience problems with the availability, adoption, scalability or functionality of our services or if we are unable to offer attractive service enhancements in a timely manner, our ability to attract and retain customers and our results of operations will be adversely impacted.

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

     On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted on motion to transfer the lawsuit to the United States District Court for the District of Delaware.

     On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes ClickStamp Online service infringes four patents we own. The suit seeks treble damages, an injunction from further infringement, attorneys' fees and other damages.

     The outcome of our litigation against Pitney Bowes is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suits against us. See "Legal Proceedings for a full description of litigation in which we are involved."

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

     On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint sought legal resolution and recognition of Cybershop's "ownership" of the "stamps.com" domain name and sought unspecified monetary damages against the third party. On July 16, 2001, we filed a motion for summary judgment against all claims filed against us. Plaintiffs then filed a proposed fourth amended complaint, dropping some claims against us and adding others. On August 2, 2001, Plaintiffs filed their response to our motion for summary judgment, and filed their own motion for partial summary judgment. The court entered plaintiffs' fourth amended complaint and sanctioned them to pay our fees and costs for the summary judgment motion. The outcome of the litigation is uncertain, and we can give no assurance that Cybershop will not prevail in the suit against us.

     If Cybershop prevails in its claims against us, we may be liable for monetary damages. Additionally, if Cybershop is successful in the lawsuit, we may be required to relinquish the domain name "stamps.com" and transfer the domain name registration to Cybershop. Relinquishing ownership of the "stamps.com" domain name would require us to use a different domain name as the primary Internet address and web page for our company, and we may need to change the name of our company itself from "Stamps.com Inc." as well. Changing the name of our company, and using a new Internet domain name, could significantly and negatively affect our brand recognition and customer acquisition and retention. Furthermore, a change in our company name or Internet domain name could result in significant costs in seeking to build new brand recognition. Thus, if Cybershop prevails in its suit against us, our business could be severely harmed or even fail. See "Legal Proceedings for a full description of litigation in which we are involved."

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

     We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 37 issued United States patents and 11 issued international, and have filed 65 United States patent applications and 24 international patent applications, inclusive of those recently acquired from E-

Stamp Corporation. We have also applied to register a number of trademarks and service marks. We plan to apply for other patents, trademarks and service marks in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States. See "Risk Factors--Success by Cybershop in its suit against us seeking damages and recognition of its "ownership" of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of our Company, severely harming our business or causing it to fail."

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

Exodus Communications' bankruptcy could harm our business and operations.

     We have entered into an Internet hosting agreement with Exodus Communications, Inc. to maintain our Internet postage servers at Exodus' data center in Southern California. Our operations depend heavily on Exodus' services and its ability to protect its and our systems. Exodus has filed for reorganization under Chapter 11 of the US Bankruptcy Code and we cannot be certain that Exodus will be able to continue to provide Internet hosting.

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

     Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Exodus, our Internet host provider, does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have experienced minor system interruptions in the past and may experience them again in the future. Any substantial interruptions in the future, including any interruptions as a result of Exodus' bankruptcy, could result in the loss of data and could completely impair our ability to generate revenues from our service. We do have a business interruption plan that we continue to refine and update; however, we do not presently have a full disaster recovery plan in effect to cover loss of facilities and equipment. In addition, we do not have a "fail-over" site that mirrors our infrastructure to allow us to operate from a second location. We have business interruption insurance; however, we cannot be certain that our coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions.

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

ITEM 2.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short-term investments are comprised of U.S. government obligations and public corporate debt securities with maturities of less than one year at the date of purchase. At September 30, 2001, our short-term investments approximated $75.8 million and had a related weighted average interest rate of 5.61%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

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

     On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware.

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

     On December 29, 1999, three individual plaintiffs filed a suit against us for alleged breach of oral contract, quantum meruit, fraud and negligent representation in the California Superior Court for the County of Los Angeles. The complaint was amended on January 28, 2000 to add Mohan Ananda, one of our directors, as a defendant and to remove one of the plaintiffs from the suit. The suit alleges that the plaintiffs were due cash consideration in the amount of $13.3 million plus other unspecified compensatory damages, punitive and exemplary damages for securing a board member and investors for Stamps.com. On November 6, 2000, the trial court granted summary judgment of the entire action in favor of Stamps and Mr. Ananda. The plaintiffs appealed the grant of summary judgment. Recently, we settled this suit against us for $10,000, in return for a dismissal of the appeal and a signed release from the plaintiffs of all known and unknown claims against us.

     On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint sought legal resolution and recognition of Cybershop's "ownership" of the "stamps.com" domain name and sought unspecified monetary damages against the third party. In February 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. On July 16, 2001 we filed a motion for summary judgment against all claims filed against us. Plaintiffs subsequently filed, and then withdrew, a proposed third amended complaint. Plaintiffs then filed a proposed fourth amended complaint, dropping some claims against us and adding others. On August 2, 2001, plaintiffs filed their response to our motion for summary judgment, and filed their own motion for partial summary judgment. The court entered plaintiffs' fourth amended complaint and sanctioned them to pay our fees and costs for the summary judgment motion. The outcome of the litigation is uncertain, and we can give no assurance that Cybershop and its general partners will not prevail. See "Risk Factors-Success by Cybershop in its suit against us seeking damages and recognition of its "ownership" of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of the Company, severely harming our business or causing it to fail.

     On or about April 6, 2000, Metro Fulfillment, Inc. filed a lawsuit against Weigh-Tronix, Inc. for breach of contract, fraud, negligent misrepresentation, intentional inference with contract, negligent interference, breach of implied warranty and breach of express warranty. Metro Fulfillment, Inc. alleges that pursuant to its agreement with Weigh-Tronix, Inc., Metro Fulfillment, Inc. was not required to pay for postal scales that were purchased from Weigh-Tronix, Inc. until Metro Fulfillment, Inc. had actually sold those scales to end users. These scales were supposed to be sold through our Web site. Metro Fulfillment, Inc. further alleged that Weigh-Tronix, Inc. breached the agreement by seeking payment before the scales were actually sold to customers in breach of the agreement. Weigh-Tronix, Inc. in turn filed a third party complaint against us and Metro Fulfillment, Inc. for breach of contract and several common counts. The third party complaint seeks approximately $700,000.00 in compensatory damages, plus interest and attorney's fees. We have filed an answer to the third party complaint denying the allegations of the lawsuit. Recently, the parties reached a tentative settlement agreement, pursuant to which we would pay Weigh-Tronix, Inc. $200,000 and Metrofulfillment, Inc. would pay Weigh-Tronix, Inc. $25,000, in return for Weigh-Tronix, Inc. and Metrofulfillment, Inc. dismissing all of their claims in this lawsuit. In addition, we would receive all of the postage scales that Metrofulfillment, Inc. still has in its inventory, the amount of which are unknown at this time. This settlement agreement is conditioned upon the parties successfully reducing the settlement to a signed writing. On February 28, 2001, Metro Fulfillment, Inc. filed a lawsuit against us stemming from services allegedly performed by Metro Fulfillment, Inc. under a Fulfillment Services Agreement. The complaint alleges claims for breach of contract, common counts and negligent misrepresentation. The complaint seeks damages of approximately $1.3 million. We have filed an answer to the complaint denying the allegations in the lawsuit. Attempts to mediate this case have been unsuccessful as of this date.

     On April 18, 2001, Intuit, Inc. filed a suit against us for alleged breach of contract in the California Superior Court for the County of Santa Clara. The suit alleges that we improperly terminated our contract with Intuit and seeks damages of $4 million plus interest and costs associated with the lawsuit. We believe that the agreement was terminated on March 1, 2001 due to Intuit's failure to perform adequately under the contract, among other reasons. On September 11, 2001, Intuit, Inc. and we settled all prior claims resulting in a one-time payment of $2.3 million to Intuit, Inc. As we had previously accrued $4 million for possible settlement payout, the actual payment of $2.3 million resulted in a net credit of $1.7 million to the one-time charge taken in the quarter ending June 30, 2001.

     In May and June, 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in allegedly improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that the we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys' fees), and rescissionary damages. We have placed our underwriters on notice of its rights to indemnification, pursuant to our agreements with the underwriters. We believe that the claims against us and our officers and directors are without merit, and intend to defend the lawsuits vigorously.

     We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STAMPS.COM INC.

                                    (Registrant)

November 14, 2001                   By: /s/ KEN McBRIDE
                                       -------------------------------------
                                       Ken McBride
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)