Form 10-K
period 2001-12-31
STAMPS COM INC
filed 2002-03-29
CIK 1082923

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to

                       Commission file number 000-26427

                                Stamps.com Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                    77-0454966
           (State or Other Jurisdiction of     (I.R.S. Employer
           Incorporation or Organization)     Identification No.)

                                    Address
                     3420 Ocean Park Boulevard, Suite 1040
                        Santa Monica, California 90405

      Registrant's Telephone Number, Including Area Code: (310) 581-7200

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:


                 Title of each class        Name of each exchange
                 -------------------        ---------------------
            Common Stock, $.001 par value The Nasdaq National Market

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The Registrant does not have different classes of Common Stock. As of March 21, 2002 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $204,000,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by The Nasdaq National Market System on that date). As of March 21, 2002, there were approximately 50,902,181 shares of the registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on June 26, 2002, as filed with the Securities Exchange Act of 1934, as amended, are incorporated by reference in
Part III of this Report.

================================================================================

                                STAMPS.COM INC.

         FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                       PART I                                1

 ITEM 1.  BUSINESS........................................................   1

 ITEM 2.  PROPERTIES......................................................  20

 ITEM 3.  LEGAL PROCEEDINGS...............................................  20

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  22

                                      PART II                               23

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.............................................  23

 ITEM 6.  SELECTED FINANCIAL DATA.........................................  24

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................  25

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  30

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  30

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................  30

                                      PART III                              31

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  31

 ITEM 11. EXECUTIVE COMPENSATION..........................................  31

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  31

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  31

                                      PART IV                               32

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  32

                                    PART I.

   This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. We cannot assure you that the expectations of future events will prove to be correct. Some of the factors that could cause actual results to differ materially from those expectations are disclosed in this document including, without limitation, in the "Risk Factors" beginning on page 9. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by this cautionary statement and you should not place undue reliance on any forward-looking statement. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe factors which affect our business, including the "Risk Factors".

   Stamps.com, Stamps.com Internet Postage(TM) and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

ITEM 1.  BUSINESS

Overview

   Stamps.com(TM) provides easy, convenient and cost-effective Internet-based services for mailing or shipping letters, packages or parcels anywhere in the United States and at anytime. Our core mailing and shipping service is designed to allow individual consumers, home offices or small businesses to print US postage or shipping labels using any ordinary PC, any ordinary inkjet or laser printer, and an Internet connection. Our enterprise shipping service, which we divested in May of 2001, allowed customers to print shipping labels, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs.

Recent Developments

   During 2001, we have continued to implement the business strategy that we began in October 2000 to decrease our operating losses and enhance our ability to achieve profitability. This strategy involved an initial restructuring in October 2000 to focus on our core business of Internet postage and shipping that reduced our total number of employees by approximately 40% to approximately 315 employees, which included full time, part time and contract employees. We also implemented other cost-cutting programs, including a significant reduction and redeployment of our sales and marketing expenses to those programs that demonstrated the best return on investment. In October 2000, we also combined our Enterprise and E-Commerce Business Units to reduce duplication of costs and effort. Additionally, we exited some of our longer-term fixed-price marketing deals in favor of variable cost marketing deals, and we restructured our customer support operations. We took a one-time charge in the fourth quarter of 2000 of $11.5 million that consisted primarily of employee severance, reserves established for exiting contractual arrangements and fixed asset write-offs.

   In February 2001, we continued with our strategy to decrease our operating losses and enhance our ability to achieve profitability. We reduced the total number of employees by approximately 50% to 150 employees, including full time, part time and contract employees and we continued cost cutting efforts, including the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that had a higher return on investment. We took a one-time charge of $11.0 million in the first quarter of 2001 consisting of $7.7 million related to restructuring, employee severance and fixed asset write-offs, $2.3 million related to exiting contractual arrangements and $1.0 million related to the write-off of an investment in EncrypTix, a venture which had intended to develop our technology for on-line ticketing.

   In May 2001, we sold the iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. In addition, in May 2001, we terminated our marketing relationship with a direct selling organization called Cydcor Limited as a result of low return on investment from that marketing channel.

   In August 2001, we continued to execute our business strategy to decrease our operating losses and enhance our ability to achieve profitability by reducing our headcount by approximately 25% to under 70 employees, contractors and temporary employees. Due to this reduction, we took an additional charge in the quarter ended September 30, 2001, of approximately $200,000 consisting of employee severance.

   During 2001, we experienced significant change in the personnel at the senior management and board level. In February 2001, our Senior Vice President and General Manager of the Enterprise Business Unit, David N. Duckwitz, our Vice President, Sales of the Enterprise Business Unit, Blake Karpe, and our Senior Vice President and General Manager of the Small Business Unit, Douglas Walner resigned. In March 2001, David Bohnett resigned from our board of directors. In May 2001, following the divestiture of our iShip assets, John A. Duffy and Stephen M. Teglovic, who served on our board of directors as a result of the iShip acquisition, resigned from our board of directors. In June 2001, Carolyn M. Ticknor and Thomas N. Clancy also resigned from our board of directors.

   In August 2001, Kathy Brush, our Vice President of Marketing, left Stamps.com, Marvin Runyon resigned from our board of directors and Ken McBride was appointed President and Chief Executive Officer. Mr. McBride, who has also served as our Chief Financial Officer since October 2000, replaced Bruce Coleman who held the position of Chief Executive Officer on an interim basis. In November 2001, our Vice President of Strategy, Kyle Huebner, filled the open Vice President of Marketing position. We may continue to experience changes in personnel at the senior management and board level.

   On November 16, 1999, we announced the formation of a subsidiary, EncrypTix, Inc., to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, we invested $1.0 million and granted EncrypTix a license to our technology. EncrypTix raised approximately $35.0 million in private financing. On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action because it was not able to secure additional funding. We do not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, we terminated our license agreement with EncrypTix and have received limited licenses to some of EncrypTix's intellectual property. Due to this cessation in business, we wrote off the invested $1.0 million and took a one-time gain to eliminate the cumulative loss from EncrypTix in the amount of $23.2 million in the first quarter of 2001.

   On March 7, 2000, we completed the acquisition of iShip.com, Inc. (iShip), a development stage enterprise that developed Internet-based shipping technology. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

   On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. (MBE) jointly announced that United Parcel Service would acquire MBE. MBE represented a significant future source of revenue and market leverage for the enterprise shipping service that we acquired in the iShip acquisition. United Parcel Service also informed us at that time that it would be unlikely to continue to use our enterprise shipping services at MBE in the future. As a result of the March 2001 events, we reduced goodwill and other intangibles associated with the purchase of iShip to reflect the present value of future cash flows, net of estimated transaction costs. This resulted in a non-cash charge of $163.6 million in the first quarter of 2001.

   On May 18, 2001, we completed the sale of our iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the value we attributed to the iShip assets resulted in non-cash charge of $9.1 million in the second quarter of 2001. Additional legal costs associated with the sale of iShip of approximately $300,000 were charged in the third quarter of 2001 resulting in a total charge of $9.4 million.

   In October 2001, we received preliminary approval from the United States Postal Service to begin beta testing a technology that allows customers to print sheets of generic postage on ordinary inkjet or laser printers that are not tied to a destination address and have no expiration date. We launched a beta test for this technology in January 2002. If commercially approved, this product could have a positive effect on future customer acquisition and customer retention, as the technology removes two major inconveniences of our current service, the fact that the postage must be tied to the destination address, and the fact that the postage expires in 24 hours time. We believe that the generic postage technology is important to our ability to grow our future revenue.

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

Stamps.com Internet Mailing and Shipping Services

   Stamps.com Internet Postage(TM) Service. Our Internet Postage service is approved by the US Postal Service and enables users to print information-based indicia, or electronic stamps, directly onto envelopes or labels using ordinary laser or inkjet printers. Our service requires no additional hardware--the user's existing PC, printer and Internet setup are sufficient. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week from their PCs. When a customer purchases postage for use through our service, they pay face value, and the funds are transferred directly from the customer to the US Postal Service. Beyond the cost of the postage, we charge the customers a monthly convenience fee for use of the service. We have two separate pricing plans to address the needs of different customers. The Simple Plan targets lower usage customers with a monthly convenience fee of 10% of the value of postage printed, with a monthly minimum fee of $4.49. The Power Plan targets higher usage customers with a fixed monthly convenience fee that ranges between $15.99 and $18.99, regardless of volume of postage printed with our service.

   Our technology meets strict US government security standards, and our service incorporates address verification technology that validates each addresses of the mail sent using our service against a database of all know addresses from the US Postal Service. In addition, our Internet Postage service is designed to integrate well into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

   On October 22, 1999, we commercially launched our Internet Postage service. As of March 21, 2002, our customer base consists of approximately 280,000 customers who have downloaded our software and registered for one of our service plans.

Overview of Our Industry

  Growth of Internet Commerce

   The small office/home office and small business markets represent a large and growing customer segment. According to International Data Corporation, there were a combined 41.8 million small businesses and home offices in the United States in 1999. For 1999, International Data Corporation reported that small businesses with less than 100 employees numbered 7.5 million, of which 77% had fewer than 10 employees. In addition, home offices numbered 34.3 million, of which 18.8 million were income-producing home offices, and the remainder were home offices used for corporate after-hours work or telecommuting.

   We believe that small businesses increasingly will rely on the functionality and pervasiveness of the Internet to reach and serve a large and global group of end users. The reduced cost of selling and marketing on the Internet, the ability to build and serve a large base of customers electronically, and the potential for personalized low-cost customer interaction can provide significant economic advantages. These benefits have led to adoption of the Internet by small businesses and home offices.

  Traditional Postage Industry and the Emergence of Internet Postage

   According to the US Postal Service Annual Report, the total postage market was $62.8 billion in 1999, of which $40.4 billion was represented by first class, priority and express mail with the remainder consisting of other classes of mail including periodicals, bulk and international. The US Postal Service processed over 201 billion pieces of mail in 1999. The US Postal Service has experienced continued public demand for more convenient access to US Postal Service products and services, and strong competition from overnight delivery services and online transaction services. The US Postal Service also continues to experience loss revenue due to fraud committed using older technology traditional postal meters.

   In response to these challenges, in 1995 the US Postal Service announced the Information Based Indicia program, its first new form of postage since the approval of the postage meter in 1920. Information based indicia are a new type of US Postal Service postage mark that contains an information rich two dimensional bar code. Further, each bar code contains a 1028-bit digital signature to guarantee that each indicium is unique and essentially fraud proof.

   The goals of the Information Based Indicia Program were to enhance user convenience with a new access channel for postage that was available 24 hours a day, seven days a week, while also enhancing the inherent security of the postage to reduce the fraud committed using other forms of postage. All Internet postage products, including any subsequent enhancements or additional implementation of a product, must complete US Postal Service testing and evaluation to ensure operational reliability, financial integrity and security before becoming certified for commercial distribution. The Information Based Indicia Program also aims to produce mail that is processed more smoothly in order to reduce US Postal Service costs.

   We believe that the Information Based Indicia Program has created an attractive alternative channel for the sale of postage, particularly to small offices, home offices and small businesses. We believe that our current customers have chosen our service over other forms of postage such as postage stamps or postage meters primarily to save time and to save costs.

The US Postal Service Information Based Indicia Program Certification Process

   All US Internet postage products must complete extensive US Postal Service testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution. Each additional implementation of a particular product or function requires additional evaluation and approval by the US Postal Service prior to commercial delivery.

   The US Postal Service certification process for Internet postage is a standardized, ten-stage process. Each stage requires US Postal Service review and authorization to proceed to the next stage of the certification process. The US Postal Service has no published timeline or estimated time to complete each of the ten stages of the program. The most significant stage is the ninth stage, which requires a vendor to complete three phases of beta testing.

   The entire approval process for Stamps.com took approximately two and one half years. In March 1997, we submitted our letter of intent to join the Information Based Indicia Program. From March 1997 through August 1998, we progressed through the first eight stages of the US Postal Service certification process. On August 24, 1998, the US Postal Service announced that we were approved for beta testing and our Internet Postage service became the first software-only postage solution approved by the US Postal Service for market testing. Between August 24, 1998 and August 9, 1999, we successfully completed the three-phase beta testing required by the US Postal Service's certification process. On August 9, 1999, we became the first software-only Internet postage solution approved for commercial release by the US Postal Service.

Our Marketing of Internet Postage

   Our Internet Postage service is currently targeted primarily at small businesses, home offices, and individuals. We market our Internet Postage service in several ways, including the following:

   Web Partner Channel. In this channel, we work with strategic partners in order to leverage their Web site traffic, Web customer bases or other distribution in order to distribute our Internet Postage software. These partnerships provide our potential customers the opportunity to download our software and access our Internet Postage service from several different places on the Web. For example, we have a partnership with Microsoft that makes our software available for download from the Office Update section of their website, a site that many small businesses visit in order to update their Microsoft Office products.

   Software Partner Channel. In this channel, we make a copy of our free software available on a partner's CD-ROM that gets distributed to their existing or prospective customers. We have partnerships with companies who offer small business productivity software, financial software, or Internet services. For example, we currently have partnerships with Elibrium, Peachtree, and Earthlink.

   Hardware Partner Channel. In this channel, we make a copy of our free software available along with a partner's hardware device. We have partnerships with companies who offer PCs, printers that are used by small businesses, and label makers that can print Internet postage. For example, we currently have partnerships with Hewlett Packard, IBM and Dymo.

   Retail Partner Channel. In this channel, we make a copy of our free software or a marketing brochure available at a partners' retail location. We have partnerships with companies who sell office supplies and computer equipment at retail. For example, we currently have partnerships with Office Depot and CompUSA. We are also running a pilot program with the US Postal Service to increase our presence at retail post offices.

   Office Supplies Partner Channel. In this channel, we make a copy of our free software or a marketing brochure available along with a partners' office supply product. We have partnerships with companies who offer envelopes, labels, checks and other small business forms. For example, we currently have a partnership with NCR.

   Affiliate Channel. In this channel, we utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with Stamps.com. Our affiliate channel is currently managed by Be Free, Inc. We offer financial incentives for these small businesses and individuals to drive traffic to our Web site. We currently have approximately 35,000 affiliates in our program.

   Telemarketing. We market our service using representatives who contact prospective customers over the telephone.

   Third-Party Direct Sales. During 2001, we marketed our service using independent third party sales forces. These sales representatives called on small businesses primarily in commercialized areas of urban markets. Although we believe this channel could potentially be an effective one in the future, we have not utilized it since June of 2001.

   Customer Usage and Retention Programs. We utilize marketing programs that are designed to increase usage of our service by our current customers, and are designed to reduce the rate at which customers quit our service.

   For all of our partner and affiliate channels, and generally all of our marketing programs, we minimize our financial risk and maximize our return on investment by only utilizing payment structures where we compensate a partner using a bounty or a revenue share only if that partner has provided a customer to us. During 2001, as part of our restructuring programs, we exited all of our partnerships that required payments that were not dependent on the number of customers that were delivered to us, such as a fixed up-front payment, and we do not expect to enter any new partnerships with that structure.

Our Competition

   We compete with traditional methods of creating postage, such as postage stamps or postage meters, and we also compete with other Internet Postage providers, including Neopost Industrie, Pitney Bowes, and Envelope Manager. Based on current information available from the US Postal Service, we believe that we have over 80% of total Internet Postage customers.

   The following is a summary of our current competitors in the PC Postage, or Information Based Indicia Program:

   Neopost Industrie. Neopost is a large French postage company with a US presence in the traditional postage meter industry. Neopost has a commercially available specialty metering device that can be attached to a user's PC and allows a user to download postage to the device from the Internet. This specialty metering device is not regulated by the open system Information Based Indicia Program because it does not allow for the printing of postage from standard inkjet or laser printers.

   Envelope Manager. Envelope Manager is a small private US based company that launched a software-based Internet postage service commercially in 2000.

   Pitney Bowes, Inc. Pitney Bowes is the current market leader in the traditional postage meter business and had approximately $4.1 billion in revenues in 2001. Pitney Bowes launched a software-based Internet postage product in April 2000.

   In addition to competing with Internet postage vendors for market share of Internet postage sales, we also compete with traditional postage methods including postage stamps and postage meters. We believe that customer choose our service over other postage methods primarily to save time and to save costs.

   Our service saves customers time in a number of ways. First, our service allows a customer to apply postage to letters or packages at home or at the office, thus avoiding the time that would ordinarily be spent traveling to, or waiting at, the post office. Second, our service has the ability to generate mass mailings quickly and easily, in a quick single step process. Finally, our service saves customers time because of its ability to integrate quickly and easily with most small business productivity applications such as word processors, financial applications, and address books.

   Our service saves customers cost in many ways. First, it cleanses all addresses for mailings sent using our service so postage is not wasted on undeliverable mail. Second, it avoids wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and destination address. Third, the software provides the ability to track and control postage expenditures in a small office using cost codes. Finally, the monthly service fees we charge are less than a traditional small business postage meter. Our service fees are 80% or more less expensive than the most popular small business postage meter.

   Overall, we may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is particularly true with respect to competitors with greater financial, marketing, service, support, technical, intellectual property and other resources than us. Failure to maintain a competitive position within the market could seriously harm our business, financial condition and results of operations. For further discussion of the competitive risks, see "Risk Factors--If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes, our revenues and operating results will suffer."

Our Internet Postage Service Technology

   Our Internet Postage service technology is comprised of the following key components:

   System Architecture. Our servers are located in a high-security, data center and operate with internally developed security software. We intend to internally support our web page by the end of the second quarter of 2002. These servers create the data used to generate information-based indicia. These servers also process postage purchases using secure technology that meets US Postal Service security requirements. Our service currently uses a Windows-based client application, which supports a variety of label and envelope options and a wide range of printers. In addition, our application employs an internally-developed user authentication mechanism for additional security.

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

   Database Processing. Our database servers are designed and built with industry-leading database technologies and can be scaled easily as needed.

   Research and Development. Our research and development expenditures were $7.4 million, $33.1 million and $12.6 million in 1999, 2000 and 2001, respectively.

Our Intellectual Property

   We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and to protect our intellectual property rights in products, services, know-how and information. We have 39 issued US patents, 68 pending US patent applications, 11 international patents and 28 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future.

   Despite efforts to protect our intellectual property rights, we face substantial uncertainty regarding the impact that other parties' intellectual property positions will have on our business. In particular, Pitney Bowes has sent formal comments to the US Postal Service asserting that intellectual property of Pitney Bowes related to postage metering and systems would be infringed by products meeting the requirements of the Information Based Indicia Program's specifications. Furthermore, in June 1999, Pitney Bowes filed two separate lawsuits in the

United States District Court for the District of Delaware against both us and E-Stamp Corporation alleging infringement of Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes' amended complaint. On June 18, 2001, E-Stamp Corporation and Pitney Bowes agreed to settle their litigation.

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

   On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes infringes four patents we own. On January 7, 2002, the court granted Pitney Bowes' motion to transfer the lawsuit to the United States District Court for the District of Delaware. Each of the patent lawsuits between us and Pitney Bowes is in the discovery phase and is scheduled for trial in January, 2003.

   On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop's ownership of the "stamps.com" domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, we filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. Cybershop later filed third and fourth amended complaints. On February 13, 2002, the court granted our summary judgment motion and dismissed all of Cybershop's pending claims against us with prejudice. Cybershop has filed a motion asking the court to reconsider its decision.

   For a discussion of claims by Pitney Bowes and Cybershop and risks associated with intellectual property, please refer to "Risk Factors--Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage services and severely harm our business or cause it to fail," "Risk Factors--Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name "stamps.com" could prevent us from using the domain name "stamps.com" and could require a change of name of the Company, severely harming our business or causing it to fail" and "Legal Proceedings."

Employees

   As part of our restructuring in October 2000, we reduced our total number of employees by approximately 40% to 315 employees, which included full time, part time and contract employees. In February 2001, we further reduced our total number of employees by approximately 50% to 150 employees, which included full time, part time and contract employees. In May 2001, approximately 55 employees left Stamps.com to join UPS as part of the acquisition of the iShip business by UPS. And in August 2001 we further reduced our headcount by approximately 25% to less than 70 employees and full time equivalents. As of March 21, 2002, we have approximately 65 employees. None of our employees are represented by a labor union.

                                 RISK FACTORS

   You should carefully consider the following risks and the other information in this report and our other filings with the SEC before you decide to invest in our company or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing Stamps.com. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

   This report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about Stamps.com and the Internet industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those described in this section and elsewhere in this report. Stamps.com does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                         Risks Related to Our Business

Because we have a limited operating history, there is limited information upon which you can evaluate our business.

   We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Our Internet Postage service has only been available since October 22, 1999. Due to our limited operating history, it is difficult to predict future results of operations, including operating expenses and revenues. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in new and evolving markets, like the Internet. Many of these risks are discussed in the subheadings below, and include our (a) ability to meet and maintain government specifications for our Internet Postage service, specifically US Postal Service requirements; (b) complete dependence on Internet Postage that currently do not have substantial market acceptance;; (c) ability to establish and promote our brand name; (d) ability to expand our operations to meet the commercial demand for our services, when it arises; (e) development of and reliance on strategic and distribution relationships; (f) ability to prevent and respond quickly to service interruptions; (g) ability to minimize fraud and other security risks; and (h) ability to compete with companies with greater capital resources and brand awareness.

   If we are unsuccessful in addressing these risks or in executing our new business strategy, our business, results of operations and financial condition would be materially and adversely affected.

Our revenues and operating results may fluctuate in future periods and we may fail to meet expectations, which may cause the price of our common stock to decline.

   Our revenues and operating results may fluctuate significantly from period-to-period particularly because our Internet Postage and shipping services are new and our prospects uncertain. If revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as: (a) the success of our Internet Postage and shipping services; (b) the costs of defending ourselves in litigation; (c) the costs of our marketing programs to establish and promote the Stamps.com brand name; (d) the demand for our Internet Postage and shipping services; (e) our ability to develop and maintain strategic distribution relationships; (f) the number, timing and significance of new products or services introduced by both us and our competitors; (g) our ability to develop, market and introduce new and enhanced services on a timely basis; (h) the level of service and price competition; (i) the increases in our operating expenses;
(j) US Postal Service regulation and policies; (k) the success of implementing our new business strategy and of reducing expenses; and (l) general economic factors.

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

   Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we had an accumulated deficit of $483.2 million as of December 31, 2001. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the year ended December 31, 2001, we generated $19.4 million in revenues. There are no guarantees that we will reach or be able to maintain profitability in the future.

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

   For the year ended December 31, 2001, we have continued to implement our business strategy begun in October 2000 to enhance our ability to achieve profitability by focusing on our core business of Internet postage services. We have continued our cost cutting efforts, including a reduction in headcount in August 2001 by 25%, the termination of fixed-cost marketing arrangements, and the redeployment of sales and marketing expenditures to programs that have a higher return on investment.

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

   For the year ended December 31, 2001, we experienced significant changes at the senior management level. In August, 2001, Ken McBride was appointed as our new President and Chief Executive Officer. Mr. McBride served as our Chief Financial Officer since April 1999, and replaced interim President and CEO Bruce Coleman. In August 2001, Marvin Runyon resigned from our board of directors and Vice President of Marketing Kathy Brush left Stamps.com. In September, 2001, Seth Weisberg was appointed as our new Secretary. In the quarter ended June 30, 2001, we experienced significant changes at the board of directors level. Following the sale of our iShip assets in May 2001, John A Duffy and Stephen M. Teglovic, who served on our board of directors after the acquisition of iShip, resigned from our board of directors. In June, 2001, Carolyn M. Ticknor and Thomas N. Clancy resigned from our board of directors. If we fail to attract members to, or retain members on, our board of directors, our business, financial condition and results of operations will be adversely affected.

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

We cannot predict the value of our acquisition of certain intellectual property assets of E-Stamp Corporation.

   We acquired intellectual property assets relating to Internet-based postage printing and management from E-Stamp Corporation, one of our former competitors. There can be no assurance that the intellectual property assets we acquired will provide value or will help us to achieve profitability as currently planned, if at all. In addition, a portion of the intellectual property rights we acquired from E-Stamp Corporation are the subject of a lawsuit brought by Pitney Bowes and could be determined by a court to be invalid or unenforceable. An invalidity or unenforceability determination could make the intellectual property rights we acquired worthless. See "Legal Proceedings".

The success of our business will depend upon acceptance by customers of our Internet postage services.

   We expect that our Internet postage services will generate a significant portion of our future revenues. Accordingly, we depend heavily on the commercial acceptance of our Internet postage services. If we fail to successfully gain commercial acceptance of our Internet postage services, we will be unable to generate significant revenues. To date, a substantial market for Internet postage has not developed, and we cannot assure you that it will develop. More specifically, we cannot predict if our target customers will choose the Internet as a means of purchasing postage, or if customers will be willing to pay a fee to use our service, or if potential users will select our system over our competitors' systems or over alternative methods such as online invoicing, bill payment and financial transactions.

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

   In order to acquire customers and achieve wide distribution and use of our services, we must develop and execute cost-effective marketing campaigns and sales programs. Given the limited amount of time that our services have been commercially available, we have very limited experience conducting marketing campaigns. In addition, we have recently increased our emphasis on direct selling efforts and have only recently retained the resources necessary to support a direct sales channel. However, we have very limited experience in acquiring customers through a direct sales channel. In connection with our new business strategy, we have significantly reduced our marketing budget. As a result of these limited marketing and sales experiences, and our reduced marketing budget, we cannot predict our ability to attract customers for our services, and we may fail to generate significant interest in any of our services. Furthermore, we may be unable to generate significant interest in our services in a cost-effective manner. If we fail to generate interest in our services or to acquire customers in a cost-effective manner, our results of operations will be adversely affected and we may never achieve profitability.

If we fail to meet the demands of our customers, our business will be substantially harmed and could fail.

   Our Internet postage services must meet the commercial demands of our customers, which range from individuals to small businesses. We cannot be sure that our services will appeal to or be adopted by a wide range of customers. Moreover, our ability to obtain and retain customers depends on our customer service capabilities. As part of our new business strategy, we have significantly reduced our support offerings. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we experience extensive interest in our services, we may fail to meet the expectations of customers due to limited experience in operating our services and the strains this demand will place on our Web site, customer service operations, professional services group, network infrastructure or systems. If we fail to meet the demands of our customers or if our customers implement and employ our services more slowly than we expect, our business, results of operation and ability to achieve profitability will be negatively affected.

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

   On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes infringes four patents we own. On January 7, 2002, the court granted Pitney Bowes' motion to transfer the lawsuit to the United States District Court for the District of Delaware. Each of our patent lawsuits against Pitney Bowes is in the discovery phase and is scheduled for trial in January, 2003.

   The outcome of our litigation against Pitney Bowes is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail. See "Legal Proceedings" for a description of this litigation in which we are involved.

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

Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name stamps.com could prevent us from using the domain name stamps.com and could require a change of name of the Company, severely harming our business or causing it to fail.

   On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop's ownership of the "stamps.com" domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, we filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. Cybershop later filed third and fourth amended complaints. On February 13, 2002, the court granted our summary judgment motion and dismissed all of Cybershop's pending claims against us with prejudice. Cybershop has filed a motion asking the court to reconsider its decision.

   If Cybershop prevails in its claims against us, we may be liable for monetary damages. Additionally, if Cybershop is successful in the lawsuit, we may be required to relinquish the domain name stamps.com and transfer the domain name registration to Cybershop. Relinquishing ownership of the stamps.com domain name would require us to use a different domain name as the primary Internet address and web page for our company, and we may need to change the name of our company itself from Stamps.com Inc. as well. Changing the name of our company, and using a new Internet domain name, could significantly and negatively affect our brand recognition and customer acquisition and retention. Furthermore, a change in our company name or Internet domain name could result in significant costs in seeking to build new brand recognition. Thus, if Cybershop prevails in its suit against us, our business could be severely harmed or even fail. See "Legal Proceedings" for a description of litigation in which we are involved.

   Even if Cybershop's claim is unsuccessful, the Cybershop litigation could result in significant expenses and diversion of management time and other resources that could negatively affect our business.

Third party assertions of violations of their intellectual property rights could adversely affect our business.

   Substantial litigation regarding intellectual property rights exists in our industry. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. We may become increasingly aware of, or we may increasingly receive correspondence claiming, potential infringement of other parties' intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims against us regardless of their validity. We may not have adequate resources to defend against these claims and any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation in which we are accused of infringement might cause product development delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost- effective basis, our business could be significantly harmed or fail. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business. See "Legal Proceedings".

A failure to protect our own intellectual property could harm our competitive position.

   We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, like confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 39 issued US patents, 68 pending US patent applications, 11 international patents and 28 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

Exodus Communications' bankruptcy could harm our business and operations.

   We have entered into an Internet hosting agreement with Exodus Communications, Inc. to maintain our web page servers at one of Exodus' data centers in Southern California. Exodus has filed for reorganization under Chapter 11 of the US Bankruptcy Code and Digital Island, Inc. has acquired our hosting agreement out of bankruptcy. We have provided notice to Digital Island, Inc. to terminate our hosting agreement and we intend to internally support our web page servers by the end of the second quarter of 2002. We cannot be certain that our transition to internally hosting our web site will not have unintended negative consequences such as unexpected downtime of our web page or damage to our web page servers in the move.

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

   Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Our Internet host provider does not guarantee that our Internet access will be uninterrupted, error-free or secure. After we complete the transfer of our web servers from its current outsourced location to its new location inside our corporate headquarters, our web site will no longer have the same connectivity infrastructure as available through Exodus. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have experienced minor system interruptions in the past and may experience them again in the future. Any substantial interruptions in the future could result in the loss of data and could completely impair our ability to generate revenues from our service. We do not presently have a full disaster recovery plan in effect to cover loss of facilities and equipment. In addition, we do not have a fail-over site that mirrors our infrastructure to allow us to operate from a second location. We have business interruption insurance; however, we cannot be certain that our coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions.

   A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Anyone who is able to circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by any breach. We rely on specialized technology from within our own infrastructure to provide the security necessary for secure transmission of postage and other confidential information. Advances in computer capabilities, new discoveries in security technology, or other events or developments may result in a compromise or breach of the algorithms we use to protect customer transaction data. Should someone circumvent our security measures, our reputation, business, financial condition and results of operations could be seriously harmed. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information. As a result, we may be required to expend a significant amount of financial and other resources to protect against security breaches or to alleviate any problems that they may cause.

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

   The US Postal Service could also decide that Internet postage should no longer be an approved postage service due to security concerns or other issues. Our business would suffer dramatically if we are unable to adapt our Internet postage services to any new requirements or specifications or if the US Postal Service were to discontinue Internet postage as an approved postage method. Alternatively, the US Postal Service could introduce competitive programs or amend Internet postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the US Postal Service itself. See Risk Factors--If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes who enter the online postage market, our revenues and operating results will suffer.

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

   The market for Internet postage products and services is new and is intensely competitive. At present, Pitney Bowes has a software-based product commercially available. Neopost Industrie has a hardware product commercially available. If any of our competitors, including Pitney Bowes, provide the same or similar service as we provide, our operations could be adversely impacted. See Business--Competition.

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

   The Internet may not become a viable long-term commercial marketplace due to potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. The commercial acceptance and use of the Internet may not continue to develop at rates sufficient to sustain or grow our business. Our business, financial condition and results of operations would be seriously harmed if use of the Internet and other online services does not continue to increase or increases more slowly than expected; the infrastructure for the Internet and other online services does not effectively support future expansion of electronic commerce or our services; concerns over security and privacy inhibit the growth of the Internet; or the Internet and other online services do not become a viable commercial marketplace.

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

   The provisions of our certificate of incorporation, bylaws and Delaware law could make it difficult for a third party to acquire us, even it would be beneficial to our stockholders. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prohibit or delay a merger or other takeover of our company, and discourage attempts to acquire us.

The US Postal Service may object to control of our common stock being held by a foreign person

   The US Postal Service may raise national security or similar concerns to prevent foreign persons from acquiring significant ownership of our common stock or ownership of Stamps.com. These concerns may prohibit or delay a merger or other takeover of our company. Our competitors may also seek to have the US Postal Service block the acquisition by a foreign person of our common stock or our company in order to prevent the combined company from becoming a more effective competitor in the market for Internet postage.

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

ITEM 2.  PROPERTIES

   Our corporate headquarters are located in a 26,000 square foot facility in Santa Monica, California under a lease expiring on May 31, 2004. We also have several properties under lease that are no longer occupied by Stamps.com, and which are either being sublet or marketed for sublet. We have an unoccupied 14,000 square foot office facility in Irvine, California under a lease expiring in March 2004; this property is being actively marketed for sublet. We also have an additional 14,500 square feet of space in Bellevue, Washington under a lease that expires in April 2002; this property has been sublet. We also have approximately 64,000 square feet of facilities in Santa Monica, California under leases, the majority of which expire in May 2004, and the majority of which have been sublet. We have incorporated the costs related to excess facilities that are not occupied by Stamps.com into our restructuring charge.

ITEM 3.  LEGAL PROCEEDINGS

   On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes' amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.

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

   On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes infringes four patents we own. On January 7, 2002, the court granted Pitney Bowes' motion to transfer the lawsuit to the United States District Court for the District of Delaware. Each of our patent lawsuits against Pitney Bowes is in the discovery phase and is scheduled for trial in January, 2003.

   The outcome of our litigation against Pitney Bowes is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suits against us. See Risk Factors-Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet postage services and severely harm our business or cause it to fail.

   On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop's ownership of the "stamps.com" domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, we filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. Cybershop later filed third and fourth amended complaints. On February 13, 2002, the court granted our summary judgment motion and dismissed all of Cybershop's pending claims against us with prejudice. Cybershop has filed a motion asking the court to reconsider its decision.

   The final outcome of that litigation is uncertain, and we can give no assurance that Cybershop and its general partners will not prevail. See Risk Factors--Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name stamps.com could prevent us from using the domain name stamps.com and could require a change of name of the Company, severely harming our business or causing it to fail.

   On or about April 6, 2000, Metro Fulfillment, Inc. filed a lawsuit against Weigh-Tronix, Inc. for breach of contract, fraud, negligent misrepresentation, intentional inference with contract, negligent interference, breach of implied warranty and breach of express warranty. Metro Fulfillment, Inc. alleges that pursuant to its agreement with Weigh-Tronix, Inc., Metro Fulfillment, Inc. was not required to pay for postal scales that were purchased from Weigh-Tronix, Inc. until Metro Fulfillment, Inc. had actually sold those scales to end users. These scales were supposed to be sold through our Web site. Metro Fulfillment, Inc. further alleged that Weigh-Tronix, Inc. breached the agreement by seeking payment before the scales were actually sold to customers in breach of the agreement. Weigh-Tronix, Inc. in turn filed a third party complaint against us and Metro Fulfillment, Inc. for breach of contract and several common counts. The third party complaint seeks approximately $700,000 in compensatory damages, plus interest and attorney's fees. We have filed an answer to the third party complaint denying the allegations of the lawsuit. The parties reached a tentative settlement agreement, pursuant to which we would pay Weigh-Tronix, Inc. $200,000 and Metrofulfillment, Inc. would pay Weigh-Tronix, Inc. $25,000, in return for Weigh-Tronix, Inc. and Metrofulfillment, Inc. dismissing all of their claims in this lawsuit. In addition, we would receive all of the postage scales that Metrofulfillment, Inc. still has in its inventory, the amount of which are unknown at this time. This settlement agreement is conditioned upon the parties successfully reducing the settlement to a signed writing. On February 28, 2001, Metro Fulfillment, Inc. filed a lawsuit against us stemming from services allegedly performed by Metro Fulfillment, Inc. under a Fulfillment Services Agreement. The complaint alleges claims for breach of contract, common counts and negligent misrepresentation. The complaint seeks damages of approximately $1.3 million. We have filed an answer to the complaint denying the allegations in the lawsuit. Metro Fulfillment, Inc. filed for Bankruptcy protection on December 18, 2001. Attempts to mediate this case have been unsuccessful as of this date. It is not possible at this time to predict the final outcome of this matter.

   In May and June, 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in allegedly improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys' fees), and rescissionary damages. In addition to the class action lawsuits against us, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming the Company) followed publicized reports that the SEC was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before Judge Scheindlin of the Southern District of New York. We have placed our underwriters on notice of the Company's rights to indemnification, pursuant to our agreements with the underwriters. We have also provided notice to our directors and officers insurers, and believe that we have insurance applicable to the lawsuits. We also believe that the claims against us and our officers and directors are without merit, and intend to defend the lawsuits vigorously.

   We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

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

                                                                High   Low
                                                               ------ ------
   Fiscal 1999
   Second Quarter (June 25, 1999 through June 30, 1999)....... $17.50 $13.25
   Third Quarter.............................................. $48.00 $22.25
   Fourth Quarter............................................. $88.25 $30.69

   Fiscal 2000
   First Quarter.............................................. $47.50 $19.31
   Second Quarter............................................. $16.75 $ 7.31
   Third Quarter.............................................. $ 7.94 $ 3.56
   Fourth Quarter............................................. $ 3.94 $ 2.25

   Fiscal 2001
   First Quarter.............................................. $ 3.91 $ 2.28
   Second Quarter............................................. $ 3.75 $ 2.70
   Third Quarter.............................................. $ 3.49 $ 2.15
   Fourth Quarter............................................. $ 3.87 $ 2.23

   Fiscal 2002
   First Quarter (through March 21, 2002)..................... $ 4.40 $ 3.57

Recent Share Prices

   The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 31, 2001 and (ii) March 21, 2002.

                                                 Closing
                                                  Price
                                                 -------
                        December 31, 2001.......  $3.58
                        March 21, 2002..........  $4.01

Holders

   As of March 21, 2002, there were approximately 1,410 stockholders of record and approximately 50,902,181 shares of our common stock issued and outstanding.

Dividend Policy

   We have never declared nor paid cash dividends on our capital stock. We currently intend to retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   We did not have any unregistered sales of common stock during the quarter ended December 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected statement of operations data for the three years in the period ended December 31, 2001 and the balance sheet data as of December 31, 2001 and 2000 are derived from our consolidated financial statements and notes thereto, included elsewhere herein, and are audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included later in this report. The selected statement of operations data for the period ended December 31, 1998 and the balance sheet data as of December 31, 1998 and 1999 were derived from our audited financial statements, which are not included in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the notes thereto, included elsewhere in this report.

                                                                                               Period from
                                                                                                January 9,
                                                                                                   1998
                                                                  Year ended December 31,     (inception) to
                                                              ------------------------------   December 31,
                                                                2001       2000       1999         1998
                                                              ---------  ---------  --------  --------------
                                                                  (in thousands, except per share data)
Statement of Operations Data:
Revenues..................................................... $  19,427  $  15,234  $    358     $    --
Cost of sales................................................     7,954     23,691     2,430          --
Research and development.....................................    12,578     33,051     7,363       1,532
Sales and marketing..........................................     9,684     72,966    35,208         632
General and administrative...................................    33,036    102,191    14,333       2,016
Impairment of goodwill.......................................   163,634         --        --          --
Provision for loss on loan with former officer...............        --      3,346        --          --
Restructuring charges(2).....................................    25,974     11,475        --          --
Loss from sale of iShip(1)...................................     9,397         --        --          --
Loss from operations(1)......................................  (242,830)  (231,486)  (58,976)     (4,180)
Interest income (expense), net...............................    10,062     18,436     2,489         (16)
Gain from shut down of EncrypTix(3)..........................    23,195         --        --          --
Net loss..................................................... $(209,573) $(212,949) $(56,487)    $(4,196)
Basic and diluted net loss per share......................... $   (4.14) $   (4.54) $  (2.59)    $  (.85)
Weighted average shares outstanding used in basic and diluted
  per-share calculation......................................    50,645     46,888    21,824       4,956

                                                                      As of December 31,
                                                              ----------------------------------
                                                                2001     2000     1999    1998
                                                              -------- -------- -------- -------
                                                                        (in thousands)
Balance Sheet Data:
Cash and investments......................................... $192,924 $247,939 $374,746 $ 3,470
Working capital..............................................  185,786  234,645  390,357   1,385
Total assets.................................................  222,586  486,938  410,442   4,425
Line of credit, capital lease obligations and other long-term
  liabilities................................................       98    9,114    1,951   1,473
Total stockholders' equity (deficit).........................  217,259  422,681  401,598  (3,951)

--------
(1) See the acquisition, investment in and sale of subsidiary footnote beginning on page F-9.
(2) See restructuring footnote beginning on page F-15.
(3) See change in ownership and shutdown of subsidiary footnote beginning on page F-10.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and our financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results including those set forth in "Risk Factors" beginning on page 9 of this report.

Overview

   Stamps.com(TM) provides easy, convenient and cost-effective Internet-based services for mailing letters, or shipping packages or parcels anywhere in the United States and at anytime. Our core mailing and shipping service is designed to allow individual consumers, home offices or small businesses to print US postage or shipping labels using any ordinary PC, any ordinary inkjet or laser printer, and an internet connection. Our enterprise shipping service, which we divested in May of 2001, allowed customers to print shipping labels, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs.

   During 2001, we have continued to implement the business strategy that we began in October 2000 to decrease our operating losses and enhance our ability to achieve profitability. This strategy involved an initial restructuring in October 2000 to focus on our core business of Internet postage and shipping that reduced our total number of employees by approximately 40% to approximately 315 employees, which included full time, part time and contract employees. We also implemented other cost-cutting programs, including a significant reduction and redeployment of our sales and marketing expenses to those programs that demonstrated the best return on investment. In October 2000, we also combined our Enterprise and E-Commerce Business Units to reduce duplication of costs and effort. Additionally, we exited some of our longer-term fixed-price marketing deals in favor of variable cost marketing deals, and we restructured our customer support operations. We took a one-time charge in the fourth quarter of 2000 of $11.5 million that consisted primarily of employee severance, reserves established for exiting contractual arrangements and fixed asset write-offs.

   In February 2001, we continued with our strategy to decrease our operating losses and enhance our ability to achieve profitability. We reduced the total number of employees by approximately 50% to 150 employees, including full time, part time and contract employees and we continued cost cutting efforts, including the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that had a higher return on investment. We took a one-time charge of $11.0 million in the first quarter of 2001 consisting of $7.7 million related to restructuring, employee severance and fixed asset write-offs, $2.3 million related to exiting contractual arrangements and $1.0 million related to the write-off of an investment in EncrypTix, a venture which had intended to develop our technology for on-line ticketing.

   In May 2001, we sold the iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. In addition, in May 2001, we terminated our marketing relationship with a direct selling organization called Cydcor Limited as a result of low return on investment from that marketing channel.

   In August 2001, we continued to execute our business strategy to decrease our operating losses and enhance our ability to achieve profitability by reducing our headcount by approximately 25% to under 70 employees, contractors and temporary employees. Due to this reduction, we took an additional charge in the quarter ended September 30, 2001, of approximately $200,000 consisting of employee severance.

   On November 16, 1999, we announced the formation of a subsidiary, EncrypTix, Inc., to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, we invested $1.0 million and granted EncrypTix a license to our technology. EncrypTix raised approximately $35.0 million in private financing. On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action because it was not able to secure additional funding. We do not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, we terminated our license agreement with EncrypTix and have received limited licenses to some of EncrypTix's intellectual property. Due to this cessation in business, we wrote off the invested $1.0 million and took a one-time gain to eliminate the cumulative loss from EncrypTix in the amount of $23.2 million in the first quarter of 2001.

   On March 7, 2000, we completed the acquisition of iShip.com, Inc. (iShip), a development stage enterprise that developed Internet-based shipping technology. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

   On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. (MBE) jointly announced that United Parcel Service would acquire MBE. MBE represented a significant future source of revenue and market leverage for the enterprise shipping service that we acquired in the iShip acquisition. United Parcel Service also informed us at that time that it would be unlikely to continue to use our enterprise shipping services at MBE in the future. As a result of the March 2001 events, we reduced goodwill and other intangibles associated with the purchase of iShip to reflect the present value of future cash flows, net of estimated transaction costs. This resulted in a non-cash charge of $163.6 million in the first quarter of 2001.

   On May 18, 2001, we completed the sale of our iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the value we attributed to the iShip assets resulted in non-cash charge of $9.1 million in the second quarter of 2001. Additional legal costs associated with the sale of iShip of approximately $300,000 were charged in the third quarter of 2001 resulting in a total charge of $9.4 million.

   In October 2001, we received preliminary approval from the United States Postal Service to begin beta testing a technology that allows customers to print sheets of generic postage on ordinary inkjet or laser printers that are not tied to a destination address and have no expiration date. We launched a beta test for this technology in January 2002. If commercially approved, this product could have a positive effect on future customer acquisition and customer retention, as the technology removes two major inconveniences of our current service, the fact that the postage must be tied to the destination address, and the fact that the postage expires in 24 hours time. We believe that the generic postage technology is important to our ability to grow our future revenue.

   Internet Postage Services. We offer an Internet postage service targeted at consumers, home offices and small businesses. Service fee revenues for our Internet postage service are generated from a monthly convenience fee that we charge our customers, under two different pricing plans. Under the Simple Plan, a user purchases postage at face value for a monthly convenience fee of 10% of the value of postage printed. Prior to November 2000, there was a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99 under the Simple Plan. Beginning in November 2000, the monthly minimum fee was increased to $4.49 for new customers and the monthly maximum fee was discontinued. Beginning in June of 2001, all $1.99 customers who existed at the time of the price increase were converted to the $4.49 minimum price plan. The Power Plan was introduced at the beginning of our second quarter of 2000 in response to customer requests for a fixed monthly pricing plan with unlimited usage. Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee that ranges from $15.99 to $18.99. During 2001, approximately 50% of our service fee revenue was generated from Power Plan customers. Revenues are also generated from controlled access advertising to our existing customer base, and revenue share and bounty arrangements. We ended 2001 with approximately 280 thousand active customers, down from 315 thousand customers at the end of 2000. This decline in customers was an expected result of the increased Simple Plan monthly minimum fee in June of 2001.

Results of Operations

  Years Ended December 31, 2001 and 2000

   Revenue. Revenue was derived primarily from three sources: (1) service fees charged to customers for the ability to print postage directly from their printer, (2) professional contract revenue, received from Mail Boxes Etc. USA, Inc., for shipping tools used by Mail Boxes Etc. USA, Inc. franchise locations and (3) on-line store revenue, comprised of fees paid for customer referrals, revenue share on sales to referred customers and slotting fees.

   Total revenue increased from $15.2 million to $19.4 million for the years ended December 31, 2000 and 2001, respectively. The increase in revenue is primarily due to service fee price increases which began in November of 2000. The professional contract revenue in 2000 and 2001 relates to the Mail Boxes Etc. USA, Inc. agreement that was initiated in 2000 and terminated in January 2001. Other revenue consists primarily of bounties and commissions on sales of products to our customers by third parties. The bounty and commission agreements were also initiated in 2000 and continued through 2001.

   Cost of Revenues. Cost of revenues principally consists of customer service, promotional expenses, and system operating costs. Cost of revenues decreased from $23.7 million for the year ended December 31, 2000, to $8.0 million for the year ended December 31, 2001. The decrease is primarily due to automation and reduced labor costs in our customer support operations. We also reduced promotional expenses by decreasing the amount of free postage given to each customer. In addition, we implemented an expiration feature for free postage so that any unused portion of a free postage offer expires after the first 30 days, resulting in less postage used by each individual customer.

   Sales and Marketing. Sales and marketing expenses principally consist of costs associated with strategic relationships, advertising and promotional expenditures, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses decreased from $73.0 million for the year ended December 31, 2000, to $9.7 million for the year ended December 31, 2001. The decrease in sales and marketing expenses resulted from a reduction in sales and marketing personnel, the termination of fixed-cost marketing deals as well as a more focused spend of discretionary marketing dollars on programs that provide a higher return on investment.

   Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of the Internet Postage and enterprise shipping service and expenditures for consulting services and third-party software. Research and development expenses for the year ended December 31, 2000 decreased from $33.1 million to $12.6 million for the year ended December 31, 2001. The decrease in research and development expenses is primarily due to increased cost control efforts and the reduction in headcount.

   General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of goodwill and deferred compensation. General and administrative expenses for the years ended December 31, 2001 and 2000 were $196.7 million and $102.2 million, respectively. The increase is due to a non-cash charge of $163.6 million in the first quarter of 2001 to reduce goodwill and other intangibles associated with the purchase of iShip to reflect the present value of future cash flows, net of estimated transaction costs.

   Restructuring Charge. In October 2000, we began our restructuring to more effectively focus on core business opportunities in the postage and shipping industries. As a part of that restructuring, we eliminated approximately 88% of the workforce through 3 rounds of layoffs, terminated our fixed-cost marketing agreements and disposed of excess assets. The resulting restructuring charge for the years ended December 31, 2001 and 2000 were $26.0 million and $11.5 million respectively. These charges consist primarily of employee severance, reserves established for exiting contractual arrangements and leases, and property and equipment write-offs.

   Interest Income (Expense), Net. Interest income (expense), net consists of income from cash equivalents and investments, net of interest expense related to financing obligations. Net interest income for the years ended December 31, 2001 and 2000 were $10.1 million and $18.4 million, respectively. This decrease is due to declining interest rates in 2001 and a reduction in the cash invested.

  Years Ended December 31, 2000 and 1999

   Revenue. Revenue is derived primarily from two sources: (1) service fees charged to customers for the ability to print postage directly from their printer, and (2) professional contract revenue, received from Mail Boxes Etc. USA, Inc., for shipping tools used by Mail Boxes Etc. USA, Inc. franchise locations. Total revenue increased from $358,400 to $15.2 million for the years ended December 31, 1999 and 2000, respectively. The increase in service revenue is primarily due to a growth in the customer base from approximately 187,000 to 307,000, at December 31, 1999 and 2000, respectively, and recognizing a full year's worth of revenue in 2000, as opposed to two months in 1999 (the postage service product was launched on October 22, 1999). The professional contract revenue in 2000 relates to the Mail Boxes Etc. USA, Inc. agreement that was initiated in 2000. Other revenue consists primarily of bounties and commissions on sales of products to our customers by third parties. The bounty and commission agreements were also initiated in 2000.

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

Liquidity and Capital Resources

   As of December 31, 2001 and 2000, we had approximately $192.9 million and $247.9 million cash, restricted cash and short-term and long-term investments, respectively. In June 1999, we completed our initial public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $11.00 per share. The net proceeds from the offering were $10.23 per share, or $58.8 million in the aggregate. In December 1999, we completed a follow-on public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $65.00 per share. Our net proceeds from the offering were $61.83 per share, or $355.5 million in the aggregate. We regularly invest excess funds in short-term money market funds and commercial paper and do not engage in hedging or speculative activities.

   In the first quarter of 2000, our majority-owned subsidiary, EncrypTix, raised approximately $34.8 million in private financing from a group of financial and strategic investors. The proceeds of this financing were used by EncrypTix for research and development, sales and marketing and general working capital purposes. On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to its inability to secure additional funding. We do not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, we terminated our license agreement with EncrypTix and maintain limited licenses to various EncrypTix intellectual property.

   In May 1999, we entered into a facility lease agreement for the corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. In March 2000 we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17.0 million. In January 2002, we exited the Bellevue, Washington facility lease with exit payments of approximately $555,000 in December 2001 and $647,000 in January 2002. We are continuing to actively market all remaining excess space that resulted from our restructuring in 2000 and 2001.

   Net cash used in operating activities was $38.8 million and $123.3 million for the years ended December 31, 2001 and 2000, respectively. The decrease in net cash used in operating activities resulted primarily from cost-cutting activities, including the reduction in employees and significant reduction and redeployment of our sales and marketing expenses to those programs that have demonstrated higher returns on investment.

   Net cash provided by investing activities was $78.7 million for the years ended December 31, 2001 as compared to net cash used by investing activities of $163.3 million for the years ended December 31, 2000. The increase in net cash provided by investing activities resulted primarily from the sale of short-term investments and decreased capital expenditures in 2001.

   Net cash used in financing activities was $7.8 million for the years ended December 31, 2001 as compared to net cash provided by financing activities of $29.3 million for the years ended December 31, 2000. The increase in net cash used in financing activities resulted primarily from the issuance of redeemable preferred stock of a subsidiary during the first quarter of 2000.

   We anticipate that our current cash balances will be sufficient to fund our operations through 2002. However, we may require substantial working capital to fund our business and may need to raise additional capital. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all.

Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We expect that the adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on our financial position or the results of our operations.

   The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a material impact on our financial position or our operating results.

Critical Accounting Policies

   In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," we identified the most critical accounting policies upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or objective decisions or assessments. We identified our most critical accounting policies to be related to risk management, use of estimates and revenue recognition. We state these accounting policies in the notes to the consolidated financials statements and at relevant sections in this management's discussion and analysis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of less than 90 days at December 31, 2001. Our cash equivalents and investments, net of restricted cash, approximated $186.2 million and had a related weighted average interest rate of 3.2%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Our financial statements, schedules and supplementary data, as listed under
Item 14, appear in a separate section of this Report beginning on page F-1.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Identification of Directors. We incorporate by reference the information under the caption "Proposal One: Election of Directors," appearing in the our proxy statement for our 2002 annual meeting of stockholders.

   (b) Identification of Key Executive Officers. We incorporate by reference the information under the caption "Management," appearing in our proxy statement for our 2002 annual meeting of stockholders.

   (c) Compliance with Section 16(a) of the Exchange Act. We incorporate by reference the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in our proxy statement for our 2002 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

   We incorporate by reference the information under the caption "Executive Compensation and Related Information," appearing in our proxy statement for our 2002 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   We incorporate by reference the information under the caption "Beneficial Ownership of Securities," appearing in our proxy statement for our 2002 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   We incorporate by reference the information under the heading "Certain Relationships and Related Transactions," appearing in our proxy statement for our 2002 annual meeting of stockholders.

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

      1. Financial Statements. The following financial statements of Stamps.com are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                 Stamps.com Consolidated Financial Statements

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants........................................................... F-1
Consolidated Balance Sheets at December 31, 2001 and 2000.......................................... F-2
Consolidated Statements of Operations for the years ended December 31, 2001, December 31, 2000 and
  December 31, 1999................................................................................ F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, December 31,
  2000 and December 31, 1999....................................................................... F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, December 31, 2000 and
  December 31, 1999................................................................................ F-5
Notes to Consolidated Financial Statements......................................................... F-6

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

      3. Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit
Number                               Description
------                               -----------

   3.1  Amended and Restated Certificate of Incorporation of the Company.(1)

   3.2  Bylaws of the Company.(1)

   4.1  Specimen common stock certificate.(1)

  10.1 Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)

  10.2 Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)

  10.3  1998 Stock Plan and Forms of Notice of Grant and Stock Option
          Agreement.(1)

  10.4  1999 Stock Incentive Plan.(1)

  10.5  1999 Employee Stock Purchase Plan.(1)

  10.6 Form of Indemnification Agreement between the Company and its directors and officers.(1)

  10.7 Lease Agreement, dated August 27, 1998, between the Company and Spieker Properties, L.P. and Amendment No. One, dated January 8, 1999.(1)

  10.8 Master Lease Agreement between the Company and FirstCorp, dated June 5, 1998.(1)

  10.9 Lease, dated April 12, 1999, between the Company and Spieker Properties, L.P.(1)

10.10+ Distributor Agreement, dated January 15, 1999, between the Company and Office Depot, Inc.(1)

10.11+  Distributor Agreement, dated March 11, 1999, between the Company and
          Dymo-Costar Corporation.(1)

 10.12 License Agreement, dated May 13, 1999, between the Company and Mohan Ananda.(1)

Exhibit
Number                               Description
------                               -----------

 10.13 Lease Agreement dated as of May 7, 2000 between Sterling Realty Organization Co. and iShip.com, Inc.(5)

 10.14 Amended and Restated Loan Repayment Agreement dated as of August 10, 2000 by and among the Company, Salomon Smith Barney Inc. and John
          M. Payne.(6)

 10.15 Revolving Note Secured by Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(6)

 10.16 Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(6)

 10.17 Separation Letter Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

 10.18 Consulting Services Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

 10.19 Confidential Information and Invention Assignment Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

 10.20 Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(7)

 10.21 Note Secured by Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(7)

 10.22 Amendment dated February 13, 2001 to the December 20, 2000 Separation Letter Agreement by and between the Company and John M. Payne.*

10.23+  Asset Purchase Agreement dated April 27, 2001 by and between the
          Company and E-Stamp Corporation.(9)

10.24+  Amendment to the Online Store Outsourcing Agreement dated January 31,
          2002 by and between the Company and Office Depot, Inc.(10)

  21.1  Subsidiaries of the Company.(3)

  23.1  Consent of Arthur Andersen LLP.(10)

  24.1  Power of Attorney by G. Bradford Jones.(10)

  24.2  Power of Attorney by Mohan Ananda.(10)

  24.3  Power of Attorney by Jeffrey Brown.(10)

  24.4  Power of Attorney by Loren Smith.(10)

  99.1  Form of Notice of Grant of Stock Option.(3)

  99.2  Form of Stock Option Agreement.(3)

  99.3 Form of Addendum to Stock Option Agreement--Involuntary Termination Following Corporate Transaction/Change in Control.(3)

  99.4  Form of Addendum to Stock Option Agreement--Limited Stock
          Appreciation Right.(3)

  99.5  Form of Stock Issuance Agreement.(3)

  99.6 Form of Addendum to Stock Issuance Agreement--Involuntary Termination Following Corporate Transaction/Change in Control.(3)

  99.7  Form Automatic Stock Option Agreement.(3)

  99.8 Form Notice of Grant of Non-Employee Director--Automatic Stock Option (Initial).(3)

  99.9 Form Notice of Grant of Non-Employee Director--Automatic Stock Option (Annual).(3)

 99.10  Form of Enrollment/Change Form for Employee Stock Purchase Plan.(3)

Exhibit
Number                               Description
------                               -----------

  99.11 Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(3)

  99.12 iShip.com, Inc. Amended and Restated 1997 Stock Plan.(4)

  99.13 Form of Option Assumption Agreement (iShip.com, Inc. Option
          Shares).(4)

99.14++ Mutual General Release, dated March 7, 2001, by and between the
          Company and DraftWorldwide, Inc., and Joint Stipulation of
          Dismissal.*

  99.15 Receipt of Auditor Representation.(10)
--------
 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on April 26, 1999, as subsequently amended (File No. 333-77025).

 (2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on November 2, 1999, as subsequently amended (File No. 333-90115).

 (3) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28,
     1999 (File No. 333-        ).

 (4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30,
     2000 (File No. 333-        ).

 (5) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000 (File No. 000-26427).

 (6) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 000-26427).

 (7) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (File No. 000-26427).

 (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K/A, originally filed with the Securities and Exchange Commission on April 27, 2001 (File No. 000-26427).

 (9) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001 (File No. 000-26427).

(10) Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

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

   None.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Stamps.com Inc.:

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stamps.com Inc., and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/  ARTHUR ANDERSEN LLP

Los Angeles, California
February 7, 2002

                       STAMPS.COM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                          December31,
                                                                                     --------------------
                                                                                       2001       2000
                                                                                     ---------  ---------
                                                                                     (in thousands, except
                                                                                          par value)
                                       ASSETS
Current assets:
   Cash and cash equivalents........................................................ $ 101,703  $  69,536
   Short-term investments...........................................................    76,921    174,393
   Restricted cash..................................................................     6,767      4,010
   Accounts receivable, net of allowance of $0 in 2001 and $619 in 2000.............     2,000      2,546
   Note receivable from former officer, net of allowance of $3,346 in 2001 and 2000.     3,181      3,181
   Prepaid advertising..............................................................       --       2,965
   Other current assets.............................................................       541      2,220
                                                                                     ---------  ---------
       Total current assets.........................................................   191,113    258,851
Property and equipment, net.........................................................    11,076     45,585
Goodwill and patents, net of accumulated amortization of $807 in 2001 and $42,738 in
  2000..............................................................................     6,950    166,450
Long-term investments...............................................................     7,533        --
Other assets........................................................................     5,914     16,052
                                                                                     ---------  ---------
       Total assets................................................................. $ 222,586  $ 486,938
                                                                                     =========  =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligations..................................... $      98  $   3,828
   Accounts payable.................................................................        64      3,656
   Accrued expenses.................................................................     4,671      9,702
   Accrued payroll and related......................................................       494      5,211
   Deferred revenue.................................................................       --       1,809
                                                                                     ---------  ---------
       Total current liabilities....................................................     5,327     24,206
Capital lease obligations, less current portion.....................................       --       5,286
Minority interest...................................................................       --      34,765

Commitments and contingencies (See Notes 10 and 15)

Stockholders' equity:
   Common stock, $.001 par value....................................................
   Authorized shares 95,000 in 2001 and 2000........................................
   Issued and outstanding shares of 50,731 in 2001 and 49,654 in 2000...............        50         49
   Additional paid-in capital.......................................................   700,455    708,007
   Note receivable from stock sales.................................................      (101)      (101)
   Deferred compensation............................................................      (314)   (11,642)
   Accumulated deficit..............................................................  (483,205)  (273,632)
   Other comprehensive income.......................................................       374        --
                                                                                     ---------  ---------
       Total stockholders' equity...................................................   217,259    422,681
                                                                                     ---------  ---------
       Total liabilities and stockholders' equity................................... $ 222,586  $ 486,938
                                                                                     =========  =========

                            See accompanying notes.

                       STAMPS.COM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year ended December 31,
                                                                          ------------------------------------
                                                                             2001          2000        1999
                                                                           ---------     ---------   --------
                                                                          (in thousands, except per share data
Revenues:
   Service revenue....................................................... $  16,306     $   8,682   $    358
   Professional contract revenue.........................................       500         3,085         --
   Other revenue.........................................................     2,621         3,467         --
                                                                           ---------     ---------   --------
       Total revenue.....................................................    19,427        15,234        358
                                                                           ---------     ---------   --------
Cost of revenues.........................................................     7,954        23,691      2,430
                                                                           ---------     ---------   --------
Gross profit.............................................................    11,473        (8,457)    (2,072)
Expenses:
   Research and development..............................................    12,578        33,051      7,363
   Sales and marketing...................................................     9,684        72,966     35,208
   General and administrative............................................    33,036       102,191     14,333
   Impairment of goodwill................................................   163,634            --         --
   Provision for loss on loan to former officer..........................        --         3,346         --
   Restructuring and writedown charges...................................    25,974        11,475         --
                                                                           ---------     ---------   --------
       Total expenses....................................................   244,906       223,029     56,904
                                                                           ---------     ---------   --------
Loss from operations.....................................................  (233,433)     (231,486)   (58,976)
Other income (expense):
   Interest expense......................................................       (39)         (766)      (173)
   Interest income.......................................................    10,101        19,202      2,662
   Gain from shut down of EncrypTix......................................    23,195            --         --
   Loss from sale of iShip...............................................    (9,397)           --         --
   Other income..........................................................        --           101         --
                                                                           ---------     ---------   --------
       Net loss.......................................................... $(209,573)    $(212,949)  $(56,487)
                                                                           =========     =========   ========
       Basic and diluted net loss per share.............................. $   (4.14)    $   (4.54)  $  (2.59)
                                                                           =========     =========   ========
       Weighted average shares outstanding used in basic and diluted
         per-share calculation...........................................    50,645        46,888     21,824
                                                                           =========     =========   ========


                            See accompanying notes.

                       STAMPS.COM INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                (In thousands)

                                                                                       Notes
                                                               Common                Receivable
                                                                Stock     Additional    from                 Treasury
                                                            ------------   Paid-in     Stock      Deferred   Stock at Accumulated
                                                            Shares  Stock  Capital     Sales    Compensation   Cost     Deficit
                                                            ------  ----- ---------- ---------- ------------ -------- -----------
Balance at December 31, 1998...............................  6,901   $ 7   $  1,438    $(117)     $ (1,083)   $  --    $  (4,196)
Comprehensive Income:
   Net loss................................................     --    --         --       --            --       --      (56,487)
Exercise of stock options..................................     91    --          9       --            --       --           --
Repurchase of common stock.................................   (705)   --         --        7            --     (939)          --
Conversion of redeemable preferred stock................... 22,870    23     34,255       --            --       --           --
Issuance of common stock................................... 11,827    12    422,952       --            --       --           --
Repayment on note receivable...............................     --    --         --        9            --       --           --
Deferred compensation arising from issuance of options.....     --    --     11,995       --       (11,995)      --           --
Deferred compensation arising from issuance of warrants....     --    --      2,065       --        (2,065)      --           --
Amortization of deferred compensation......................     --    --         --       --         5,708       --           --
                                                            ------   ---   --------    -----      --------    -----    ---------
Balance at December 31, 1999............................... 40,984    42    472,714     (101)       (9,435)    (939)     (60,683)
Comprehensive Income:
   Net loss................................................     --    --         --       --            --       --     (212,949)
Exercise of stock options..................................  2,255     2      1,543       --            --       --           --
Shares purchased under the ESPP............................    138    --        920       --            --       --           --
Retirement of treasury stock...............................    705    (1)      (938)      --            --      939           --
Issuance of common stock in conjunction with iShip
 acquisition, net of expense...............................  5,572     6    193,602       --            --       --           --
Deferred compensation arising from purchase of iShip.......     --    --     51,789       --       (24,662)      --           --
Amortization of deferred compensation......................     --    --         --       --        10,832       --           --
Deferred compensation related to terminated employees......     --    --    (11,623)      --        11,623       --           --
                                                            ------   ---   --------    -----      --------    -----    ---------
Balance at December 31, 2000............................... 49,654    49    708,007     (101)      (11,642)      --     (273,632)
Comprehensive income:
   Net loss................................................     --    --         --       --            --       --     (209,573)
   Unrealized gain/(loss) on investments...................     --    --         --       --            --       --           --

Comprehensive income.......................................
Exercise of stock options..................................    945     1        847       --            --       --           --
Shares purchased under the ESPP............................    132    --        408       --            --       --           --
Deferred compensation arising from the issuance of warrants     --    --        130       --          (130)      --           --
Amortization of deferred compensation......................     --    --         --       --         2,521       --           --
Deferred compensation related to terminated employees......     --    --     (1,091)      --         1,091       --           --
Deferred compensation related to the sale of iShip.........     --    --     (7,846)      --         7,846       --           --
                                                            ------   ---   --------    -----      --------    -----    ---------
Balance at December 31, 2001............................... 50,731   $50   $700,455    $(101)     $   (314)   $  --    $(483,205)
                                                            ======   ===   ========    =====      ========    =====    =========


                                                                Other
                                                            Comprehensive
                                                               Income       Total
                                                            ------------- ---------
Balance at December 31, 1998...............................     $ --      $  (3,951)
Comprehensive Income:
   Net loss................................................       --        (56,487)
Exercise of stock options..................................       --              9
Repurchase of common stock.................................       --           (932)
Conversion of redeemable preferred stock...................       --         34,278
Issuance of common stock...................................       --        422,964
Repayment on note receivable...............................       --              9
Deferred compensation arising from issuance of options.....       --             --
Deferred compensation arising from issuance of warrants....       --             --
Amortization of deferred compensation......................       --          5,708
                                                                ----      ---------
Balance at December 31, 1999...............................                 401,598
Comprehensive Income:
   Net loss................................................       --       (212,949)
Exercise of stock options..................................       --          1,545
Shares purchased under the ESPP............................       --            920
Retirement of treasury stock...............................       --             --
Issuance of common stock in conjunction with iShip
 acquisition, net of expense...............................       --        193,608
Deferred compensation arising from purchase of iShip.......       --         27,127
Amortization of deferred compensation......................       --         10,832
Deferred compensation related to terminated employees......       --             --
                                                                ----      ---------
Balance at December 31, 2000...............................       --        422,681
Comprehensive income:
   Net loss................................................       --       (209,573)
   Unrealized gain/(loss) on investments...................      374            374
                                                                          ---------
Comprehensive income.......................................                (209,199)
Exercise of stock options..................................       --            848
Shares purchased under the ESPP............................       --            408
Deferred compensation arising from the issuance of warrants       --             --
Amortization of deferred compensation......................       --          2,521
Deferred compensation related to terminated employees......       --             --
Deferred compensation related to the sale of iShip.........       --             --
                                                                ----      ---------
Balance at December 31, 2001...............................     $374      $(217,259)
                                                                ====      =========

                            See accompanying notes.

                       STAMPS.COM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                              ------------------------------
                                                                                2001       2000       1999
                                                                              ---------  ---------  --------
                                                                                      (in thousands)
Operating Activities
Net Loss..................................................................... $(209,573) $(212,949) $(56,487)
Adjustments to reconcile net loss to net cash used in operating activities
   Provision for doubtful accounts...........................................       613      4,029        --
   Depreciation and amortization.............................................    17,708     54,938     1,285
   Write-down of goodwill and other intangibles..............................   163,634         --        --
   Amortization of deferred compensation.....................................     2,521     10,832     5,708
   Charge for acquired in-process research and development...................        --      2,000        --
   Loss on disposal and writedown of assets..................................    25,974      2,756        --
   Loss on sale of iShip.....................................................     9,397         --        --
   Net gain on shut down of EncrypTix........................................   (23,195)        --        --
   Changes in operating assets and liabilities, net of acquisition of iShip..
      Accounts receivable....................................................       (67)    (3,095)     (134)
      Note receivable from former officer....................................        --     (6,527)       --
      Prepaid expenses.......................................................     4,421     18,698   (23,835)
      Other assets...........................................................     1,054     (4,762)       --
      Accounts payable.......................................................    (3,592)    (1,435)    2,315
      Minority interest......................................................   (11,570)        --        --
      Accrued expenses.......................................................   (14,313)    10,601     3,471
      Deferred revenue.......................................................    (1,809)     1,627       182
                                                                              ---------  ---------  --------
         Net cash used in operating activities...............................   (38,797)  (123,287)  (67,495)

Investing activities
Sale (purchase) of short term investments, net...............................    97,846   (126,467)  (46,422)
Proceeds from sale of iShip..................................................     2,800         --        --
Purchase of long term investments, net.......................................    (7,533)        --        --
Purchase of restricted cash investments......................................    (2,757)    (4,010)       --
Purchase of intellectual property............................................    (7,500)        --        --
Capital expenditures.........................................................    (4,132)   (30,701)   (9,557)
Acquisition of iShip.com, net of cash acquired...............................        --     (2,111)       --
Other........................................................................        --         --    (1,742)
                                                                              ---------  ---------  --------
         Net cash provided by (used in) investing activities.................    78,724   (163,289)  (57,721)

Financing activities
Repayment of capital lease obligations.......................................    (9,016)    (7,938)     (264)
Issuance of preferred stock by subsidiary, net...............................        --     34,765    28,300
Issuance of common stock under ESPP..........................................       408        920   422,964
Repurchase of common stock...................................................        --         --      (939)
Proceeds from exercise of stock options......................................       848      1,545         9
                                                                              ---------  ---------  --------
         Net cash (used in) provided by financing activities.................    (7,760)    29,292   450,070
Net increase (decrease) in cash and equivalents..............................    32,167   (257,284)  324,854
Cash and cash equivalents at beginning of period.............................    69,536    326,820     1,966
                                                                              ---------  ---------  --------
Cash and cash equivalents at end of period...................................   101,703     69,536   326,820
Short term investments.......................................................    76,921    174,393    47,926
Restricted cash..............................................................     6,767      4,010        --
Long term investments........................................................     7,533         --        --
                                                                              ---------  ---------  --------
         Cash, short term and long term investments.......................... $ 192,924  $ 247,939  $374,746
                                                                              =========  =========  ========
Cash paid for:
   Interest.................................................................. $      39  $     576  $    173
Non-cash investing and financing activity:
   Equipment acquired under capital lease, net of acquisition of iShip....... $      --  $  10,481  $    742
   Retirement of treasury stock.............................................. $      --  $    (939) $     --
   Reduction in deferred compensation related to terminated employees........ $  (8,937) $ (11,623) $     --

                            See accompanying notes

                       STAMPS.COM INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

   Stamps.com Inc. ("Stamps.com Inc." or the "Company"), incorporated in Delaware on January 9, 1998, provides easy, convenient and cost-effective Internet-based services for mailing letters or shipping packages or parcels anywhere in the United States and at anytime. Our core mailing and shipping services are designed to allow individual consumers or employees of small businesses or larger enterprises to print US postage or shipping labels, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs. With all of the Company's services, no additional hardware is required; a customer can access our services through an existing Internet connection and print postage or shipping labels with ordinary laser or inkjet printers. The Company launched its Internet Postage service on a national basis on October 22, 1999. Prior to the first quarter of 2000, the Company reported as a development stage enterprise.

2.  Summary of Significant Accounting Policies

  Principles of Consolidation

   The consolidated financial statements include the accounts of Stamps.com Inc. and its subsidiaries, which include iShip.com, Inc. and EncrypTix, Inc. During 2001, the Company sold its iShip subsidiary and EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. The Company held approximately a 66 2/3% equity interest and a greater than 90% voting interest in EncrypTix, Inc. at December 31, 2000. Because of the voting control and liquidation preferences held by the company, the Company has consolidated 100% of the losses of EncrypTix, Inc. in the accompanying consolidated financial statements and experienced a one time gain in 2001 to eliminate the cumulative suspended loss allocated to the minority shareholders from EncrypTix. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates and Risk Management

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

   The Company is involved in various litigation matters as a claimant and a defendant. The Company records any amounts recovered in these matters when received. The company records liabilities for claims against it when the loss is probable and estimatable. Amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results could differ from estimates.

  Cash Equivalents and Investments

   The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

   The Company's cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities at December 31, 2001. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses, which to date have not been material, are included as a separate component of stockholders' equity.

                       STAMPS.COM INC. AND SUBSIDIARIES

  Fair Value of Financial Instruments

   Carrying amounts of certain of the Company's financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, accrued payroll, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

  Concentration of Risk

   The Company's cash and cash equivalents, restricted cash and investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. From time to time, the Company's investments held with its financial institutions may exceed Federal Deposit Insurance Corporation insurance limits. Interest rate fluctuations impact the carrying value of the portfolio. The Company recognized revenue from one customer that represented approximately 12% of revenues for the year ended December 31, 2001 and from two customers that represented approximately 20% and 17% for the year ended December 31, 2000.

  Reclassifications

   Certain reclassifications have been made to prior periods to conform to current period presentations.

  Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are computed principally on a straight-line method over the shorter of the estimated useful life of the asset or the lease term, ranging from three to five years. Assets acquired under capitalized lease arrangements are recorded at the present value of the minimum lease payments. The Company has a policy of capitalizing expenditures that materially increase assets' useful lives and charges ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

  Goodwill and Patents

   Patents, trademarks and other intangibles are included in goodwill and patents in the accompanying consolidated balance sheets and are carried at cost less accumulated amortization. During 2001, the Company acquired intellectual property assets relating to Internet-based postage printing and management from E-Stamp Corporation for approximately $7.5 million, with an estimated useful life of 7 years.

   Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 4 to 17 years. During 2001, 2000 and 1999, amortization expense including the amortization of goodwill and patents, was approximately $9,618,000, $45,108,000 and $18,000 respectively.

  Revenue Recognition

   Service revenue is based on monthly convenience fees and the amount of postage used by the customer. Service revenue is recognized in the period that services are provided. Deferred revenue consisted primarily of pre-payments received for customer referrals under a partnership marketing arrangement in 2000. Commissions

                       STAMPS.COM INC. AND SUBSIDIARIES
from the sale of products by a third party vendor to the Company's customer base are recognized as revenue when earned and collection is deemed probable.

  Computation of Net Loss per Share

   Basic loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted losses per share is computed by dividing the net losses for the period by the weighted average number of common and common equivalent shares outstanding during the period.

   Common equivalent shares, representing incremental common shares issuable upon the exercise of stock options and warrants are excluded from the diluted earnings per share calculation as their effect is anti-dilutive due to the net losses in each year.

  Advertising Costs

   The Company expenses the costs of producing advertisements when the advertising first runs, and expenses the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used.

   Internet advertising expenses are recognized based on specifics of the individual agreements. Under partner or affiliate agreements, advertising expense is recognized as identified customers are generated from partner or affiliate promotions.

  Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using the enacted tax rate in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not a tax benefit will not be realized.

  Research and Development Costs

   Research and development costs are expensed as incurred. These costs primarily consist of salaries, development materials, supplies and applicable overhead expenses of personnel directly involved in the research and development of new technology and service offerings.

  Stock-Based Compensation

   The Company has adopted the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company has elected the disclosure of only provisions related to employee stock options and follows the provisions of Accounting Principals Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

                       STAMPS.COM INC. AND SUBSIDIARIES

  Website Development Costs

   The Company develops and maintains its website. Costs associated with the website consist primarily of software purchased from third parties. The Company capitalizes costs of computer software obtained for internal use in web design and network operations. These capitalized costs are amortized based on their estimated useful life. Payroll and related costs are not capitalized, as the amounts are immaterial and principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

  Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company expects that the adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on its financial position or its results of operations.

   The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a material impact on the Company's financial position or operating results.

3.  The Acquisition, Investment in and Sale of Subsidiary

   On March 7, 2000, the Company completed the acquisition of iShip.com, Inc., a development stage enterprise developing Internet-based shipping technology. In connection with the acquisition, approximately 5.6 million shares of Stamps.com common stock were issued in exchange for all outstanding iShip.com, Inc. stock. An additional 1.6 million shares of Stamps.com common stock were reserved for issuance upon exercise of options and warrants assumed in the transaction. 800,000 shares of Stamps.com common stock had been deposited into an escrow account to compensate the Company for any inaccuracy or breach of any representation, warranty, covenant or agreement of iShip.com, Inc. as contained in the merger agreement. The escrowed shares have been released pursuant to the terms of the merger agreement.

   The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company recorded intangible assets of $222.4 million and deferred compensation of $24.7 million, which was to be amortized over periods ranging from three to four years, except for in-process research and development which was written off immediately after the acquisition, which is included in research and development expense in the accompanying statements of

                       STAMPS.COM INC. AND SUBSIDIARIES
operations. Results of operations for iShip.com, Inc. have been included with those of the Company for periods subsequent to the acquisition date.

   The purchase price was allocated as follows (in thousands):

               Goodwill............................... $209,188
               Deferred compensation..................   24,662
               Purchased technology...................   11,200
               In-process research and development....    2,000
               Tangible assets acquired...............    8,931
               Liabilities assumed....................   (7,232)
                                                       --------
                  Purchase price...................... $248,749
                                                       ========

   Presented below is unaudited selected pro forma financial information, presenting the results of operations of the Company as if the acquisition had taken place on January 1 (in thousands, except per share amounts):

                                                                     Years Ended
                                                                     December 31,
                                                                 -------------------
                                                                   2000       1999
                                                                 ---------  --------
                                                                     (unaudited)
Proforma revenues............................................... $  15,234  $    358
Proforma net loss............................................... $(215,326) $(64,728)
Proforma basic and diluted net loss per share................... $   (3.93) $  (2.18)
Proforma weighted average shares used in per share calculation--
  basic and diluted.............................................    54,802    29,738

   The unaudited pro forma information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods indicated, nor should it be indicative of operations for any future date or period.

   On March 2, 2001, United Parcel Service and Mail Boxes Etc. USA, Inc. (MBE) jointly announced that United Parcel Service would acquire MBE. MBE represented a significant future source of revenue and market leverage for the Company's enterprise shipping services that were acquired in the iShip acquisition. United Parcel Service also informed the Company that it is unlikely to have MBE continue to use the Company's enterprise shipping services in the future. As a result of the March 2001 events, the Company reduced goodwill and other intangibles associated with the purchase of iShip to estimated net realizable value. This resulted in a non-cash charge of $163.6 million in the first quarter of 2001.

   On May 18, 2001, the Company completed the sale of its iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the assets value attributed to iShip by the Company resulted in non-cash charge of $9.1 million in the second quarter of 2001. Additional legal costs associated with the sale of iShip in the amount of $0.3 million were charged in the third quarter of 2001 resulting in a total charge of $9.4 million in 2001.

  Change in Ownership and Shut-down of Subsidiary

   On November 16, 1999, the Company announced the formation of a subsidiary, EncrypTix, Inc., to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, the

                       STAMPS.COM INC. AND SUBSIDIARIES

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

                       STAMPS.COM INC. AND SUBSIDIARIES

5.  Cash, Cash Equivalents and Investments

   The following table summarizes the Company's cash, restricted cash and investments as of December 31, 2001 and 2000 (in thousands):

                                                                         2001     2000
                                                                       -------- --------
Cash and equivalents:
   Cash............................................................... $  5,553 $  3,230
   Commercial paper...................................................   19,679   50,857
   Money market.......................................................   75,803    7,303
   Corporate notes....................................................      668    6,320
   Certificates of deposit............................................       --    1,826
                                                                       -------- --------
       Cash and equivalents...........................................  101,703   69,536
Restricted cash:
   Certificates of deposit............................................    2,089    2,089
   U.S. Government and agency securities..............................    1,872    1,921
   Money market.......................................................    2,806       --
                                                                       -------- --------
       Restricted cash................................................    6,767    4,010
Short-term investments:
   Corporate notes and bonds..........................................   29,496   92,209
   Commercial paper...................................................   19,250   62,967
   U.S. Government and agency securities..............................   27,021   18,987
   Certificates of deposit............................................    1,154      230
                                                                       -------- --------
       Short-term investments.........................................   76,921  174,393
Long-term investments:
   Corporate notes and bonds..........................................    7,533       --
                                                                       -------- --------
   Long-term investments..............................................    7,533       --
                                                                       -------- --------
       Cash and equivalents, restricted cash, short-term and long term investments............................................. $192,294 $247,939
                                                                       ======== ========

   Total restricted cash as of December 31, 2001 and 2000 is $6.8 million and $4.0 million, respectively. As of December 31, 2001 and 2000 the total restricted cash includes $4.0 million related to letters of credit for facility leases.

6.  Allowance for Doubtful Accounts

   Increases to the allowance for doubtful accounts totaled $0, $619,000 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. Write-offs against the allowance for doubtful accounts totaled $1,232,000, $0 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

                       STAMPS.COM INC. AND SUBSIDIARIES

7.  Property and Equipment

   Property and equipment is summarized as follows (in thousands):

                                                       2001      2000
                                                     --------  --------
        Furniture and equipment..................... $  1,697  $  4,508
        Computers and software......................   19,702    49,570
        Leasehold improvements......................    1,732     3,544
                                                     --------  --------
                                                       23,131    57,622
        Accumulated depreciation and amortization...  (12,055)  (12,037)
                                                     --------  --------
                                                     $ 11,076  $ 45,585
                                                     ========  ========

   During 2001, 2000 and 1999, depreciation expense including the amortization on equipment under capital leases, was approximately $8.1 million, $10.7 million and $1.3 million respectively.

8.  Line of Credit

   The Company had a credit line agreement with a financial institution with an initial borrowing base of $300,000, which was increased to $1 million based on the Company's net equity balance, as defined. Borrowings bear interest at the lender's prime rate plus 1% and are collateralized by certain of the Company's assets. The credit line agreement matured and was paid off on January 31, 2000.

9.  Income Taxes

   The provision for income taxes consists solely of minimum state taxes. The Company's effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the net operating loss carryforwards and research tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below (in thousands).

                                                   2001       2000
                                                 ---------  --------
           Deferred tax assets (liabilities):
              Net operating loss carryforwards.. $  98,999  $ 73,924
              Research credits..................       748       748
              Depreciation......................       160      (368)
              Capitalized start-up costs........     1,995     2,766
              Accruals..........................     1,661     4,166
                                                 ---------  --------
                  Total deferred tax assets.....   103,563    81,236
           Valuation allowance..................  (103,563)  (81,236)
                                                 ---------  --------
                  Net deferred tax assets....... $      --  $     --
                                                 =========  ========

   Because the Company is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

   The Company has a net operating loss carryforward of $251,442,610 and $231,531,362 for federal and state income tax purposes at December 31, 2001, respectively, and $192,908,870 and $175,238,953 for federal and state income tax purposes at December 31, 2000, respectively, which can be carried forward to offset future

                       STAMPS.COM INC. AND SUBSIDIARIES
taxable income. The Company also has available a tax credit carryforward at December 31, 2001 of $748,000, which can be carried forward to offset future taxable liabilities. The Company's federal net operating loss will begin to expire in 2018, state net operating loss will begin to expire in 2006. The federal credits begin to expire in 2018 and the state credits will begin to expire in 2006. The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions which may limit the net operating losses carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. The provision for income taxes is comprised of (in thousands):

                                                    2001 2000 1999
                                                    ---- ---- ----
             Current
                Federal............................ $ -- $ -- $ --
                State..............................    4    1    1
                                                    ---- ---- ----
                                                       4    1    1
             Deferred..............................   --   --   --
                                                    ---- ---- ----
                    Provision for income taxes..... $  4 $  1 $  1
                                                    ==== ==== ====

   Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

                                                    2001      2000      1999
                                                  --------  --------  --------
Income tax at statutory federal rate............. $(71,255) $(72,403) $(19,205)
State income taxes, net of federal benefit.......  (12,227)  (12,424)   (2,954)
Effect of tax credits............................       --        --      (377)
Effect of permanent differences..................   61,159    26,107     2,144
Change in valuation allowance....................   22,327    58,721    20,393
                                                  --------  --------  --------
                                                  $      4  $      1  $      1
                                                  ========  ========  ========

10.  Commitments and Contingencies

  Capital and Operating Leases

   The Company leases certain equipment under capital lease arrangements expiring on various dates through 2002 (per schedule below). Included in property and equipment are the following assets held under capital lease at December 31 (in thousands):

                                                2001    2000
                                               ------  -------
                 Computer equipment........... $1,135  $ 7,072
                 Accumulated amortization.....   (972)  (1,501)
                                               ------  -------
                                               $  163  $ 5,571
                                               ======  =======

                       STAMPS.COM INC. AND SUBSIDIARIES

   Following is a schedule of future minimum lease payments under capital and operating leases at December 31, 2001 (in thousands):

                                                                     Capital Operating
                                                                     ------- ---------
Years ending December 31:
   2002.............................................................  $107    $2,924
   2003.............................................................    --     2,804
   2004.............................................................    --     1,072
                                                                      ----    ------
                                                                       107    $6,800
                                                                              ======
Less amount representing interest...................................    (9)
                                                                      ----
       Present value of net minimum capital lease payments ($98
         payable currently).........................................  $ 98
                                                                      ====

   Total rent expense from continuing operations for the years ended December 31, 2001, 2000 and 1999 were $1,128,000, $3,577,000 and $751,000, respectively.

   The Company continues to sublet building spaces vacated as a result of the reduction in workforce and is currently marketing vacated space. Management believes that tenants will be secured for unoccupied facilities that will reduce operating lease expenses by $1,523,000, $1,707,000 and $663,000 for years 2002, 2003 and 2004, respectively.

11.  Restructuring

   In October 2000, the Company's management approved and implemented a restructuring plan as part of a move to streamline operations, reduce infrastructure and overhead and eliminate excess and duplicative facilities. As a result, the Company went through three rounds of workforce reductions which reduced its total number of employees by approximately 400 from locations and departments across the Company.

   In addition to the reduction of employees, the Company's restructuring plan includes costs associated with the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that have a higher return on investment, losses on the disposition and discontinuation of certain fixed assets, the estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant and the write-off of an investment in EncrypTix.

                       STAMPS.COM INC. AND SUBSIDIARIES

   The total amount of restructuring charges for the years ended December 31, 2001 and 2000 were approximately $26.0 million and $11.5 million respectively. A summary of the restructuring and cost cutting efforts for the years ended December 31, 2001 and 2000 is set forth below (in thousands):

                                          2000                        Remaining
                                        Provision Utilized Adjustment Provison
                                        --------- -------- ---------- ---------
December 31, 2000
Employee severance costs...............  $ 3,093  $ 3,093   $    --    $   --
Contract exit fees.....................    6,154    6,154        --        --
Fixed asset disposals..................    1,233    1,233        --        --
Facility lease expenses................      923      923        --        --
Other..................................       72       72        --        --
                                         -------  -------   -------    ------
   Total...............................  $11,475  $11,475   $    --    $   --
                                         =======  =======   =======    ======

December 31, 2001
Employee severance costs...............  $ 4,623  $ 4,650   $   (27)   $   --
Contract exit fees.....................    4,247    5,975    (1,728)       --
Fixed asset disposals..................    7,783    7,783        --        --
Facility lease expenses................    8,261    5,644        --     2,617
Write-off of investment in EncrypTix...    1,000    1,000        --        --
Other..................................       60       60        --        --
                                         -------  -------   -------    ------
   Total...............................  $25,974  $25,112   $(1,755)   $2,617
                                         =======  =======   =======    ======

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

12.  Related Party Transactions

   In October 1999, a director entered into a three-year consulting agreement with the Company to provide strategic planning services. In exchange for his consulting services, the director received an option to purchase 36,000 shares of common stock at $35.625 per share. A compensation element of approximately $985,000 was calculated using the Black-Scholes valuation method for the options earned during the period. The resulting compensation expense for the three years ending December 31, 2001, 2000 and 1999 was approximately $328,000, $328,000 and $55,000 respectively.

   In November 1999, this agreement was amended to provide that the director will receive consulting fees of $2,000 per day for any special projects on which the Company requires his services. Amounts paid related to the amended agreement for the years ended December 31, 2001, 2000 and 1999 were approximately $ 8,400, $6,400 and $0 respectively.

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

                       STAMPS.COM INC. AND SUBSIDIARIES

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

                       STAMPS.COM INC. AND SUBSIDIARIES

13.  Stockholders' Equity

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

  Notes Receivable

   In connection with the issuance of Common Stock during 1999, the Company exchanged shares with a fair value of $117,000 for full recourse notes receivable of the same amount. These notes receivable bear interest at 9% per annum and are payable in February 2003. The unpaid balance of these notes receivable for the years ended December 31, 2001 and 2000 is $101,000.

14.  Employee Stock Plans

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

   In October 1999 and April 2000, the Company's Board of Directors and stockholders approved an increase of 2,500,000 and 2,000,000 shares respectively, to the number of shares eligible to be granted under the 1999 Plan from the initial authorization of 7,290,000 shares of the common stock. In March 2000, the number options available for grant were increased by approximately 9,240,000 due to the acquisition of i-Ship.

   The total number of shares currently authorized for issuance under the 1999 Plan is approximately 18,373,000, which amount includes an automatic annual increase to the share reserve of 3% of the Company's outstanding common shares on the last trading day in December. The automatic increase on January 1, 2000 was

                       STAMPS.COM INC. AND SUBSIDIARIES

1,229,551 shares based on 40,985,054 shares outstanding on the last day of December 1999. The automatic increase on January 1, 2001 was 1,489,627 based upon 49,654,227 shares outstanding on the last day of 2000.

   In no event will this annual increase exceed 1,564,715 shares. In addition, no participant in the 1999 Plan may be granted stock options or direct stock issuances for more than 1,125,000 shares of common stock in total in any calendar year.

   Options granted under the 1999 Plan generally vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. During 2001, 2000 and 1999, the Company issued options to purchase 1,557,434, 9,839,198 and 5,290,800 shares of common stock, respectively, at prices which included approximately $96,100, $24,662,000 and $11,995,000 of a compensation element in 2001, 2000 and 1999, respectively. The total of deferred compensation is being recognized as expense over the vesting periods of the related options and has been presented as a reduction of stockholders' equity in the accompanying balance sheets. The current year amortization of deferred compensation expense of $2,521,000 is included as a general and administrative expense.

   A summary of stock option activity is as follows (in thousands, except per share amounts, amounts reflect the 3/2 split from June 1999):

                                                         Options
                                                       Outstanding Weighted
                                                       ----------- Average
                                                        Number of  Exercise
                                                         Options    Price
                                                       ----------- --------
     Beginning Balance at January 1, 1999.............    1,937     $  .07
     Granted..........................................    5,291      10.74
     Forfeited........................................      (49)      2.65
     Exercised........................................      (91)       .15
     Increase in available options....................       --         --
                                                         ------
     Balance at December 31, 1999.....................    7,088       8.17
     Granted..........................................    8,854      10.23
     Forfeited........................................   (4,450)     13.40
     Exercised........................................   (2,255)      0.59
     Increase in available options....................       --         --
     Issued in iShip transaction......................      985       4.98
                                                         ------
     Balance at December 31, 2000.....................   10,222       8.81
     Granted..........................................    1,557       2.42
     Forfeited........................................   (7,682)      8.92
     Exercised........................................     (945)      0.90
     Increase in available options....................       --         --
                                                         ------
     Balance at December 31, 2001.....................    3,152     $ 7.76
                                                         ======

   The weighted-average fair value of stock grants for the years ended December 31, 2001, 2000 and 1999 were approximately $1.86, $9.91 and $9.35, respectively. Fair value is calculated using the Black-Scholes valuation method.

                       STAMPS.COM INC. AND SUBSIDIARIES

   The following tables summarize information concerning outstanding and exercisable options at December 31, 2001 (in thousands, except number of years and per share amounts):

                                  Options Outstanding              Options Exercisable
                         -------------------------------------- --------------------------
                                      Weighted
                                       Average
                                      Remaining     Weighted                   Weighted
                                     Contractual    Average                    Average
                           Number       Life     Exercise Price   Number    Exercise Price
Range of Exercise Prices Outstanding (in Years)    per Share    Exercisable   per Share
------------------------ ----------- ----------- -------------- ----------- --------------
     $0.05-$2.99........    1,651        8.0         $ 2.10        1,031        $ 1.90
     $3.00-$5.60........      515        7.6         $ 3.82          497        $ 3.79
     $5.61-$39.50.......      937        7.5         $17.62          610        $20.33
     $39.51-$81.00......       49        5.7         $52.05           49        $51.96
                            -----        ---         ------        -----        ------
     $0.05-$81.00.......    3,152        7.8         $ 7.76        2,187        $ 8.59
                            =====        ===         ======        =====        ======

  Stock-Based Compensation

   The Company has adopted the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company has elected the disclosure of only provisions related to employee stock options and follows the provisions of Accounting Principals Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

   SFAS No. 123 pro forma numbers are as follows for December 31 (in thousands, except per share amounts):

                                                  2001       2000       1999
                                                ---------  ---------  --------
Net income--as reported........................ $(209,573) $(212,949) $(56,487)
Net income--pro forma.......................... $(223,083) $(215,401) $(58,542)
Basic and diluted net income per common share--
  as reported.................................. $   (4.14) $   (4.54) $  (2.59)
Basic and diluted net income per common share--
  pro forma.................................... $   (4.40) $   (4.59) $  (2.68)

   Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              2001  2000  1999
                                              ----  ----  ----
                Expected dividend yield......   --    --    --
                Risk-free interest rate...... 5.00% 5.50% 5.50%
                Expected volatility..........  100%  142%   50%
                Expected life (in years).....    5     9     4

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's

                       STAMPS.COM INC. AND SUBSIDIARIES
opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

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

   Total shares of common stock issued during 2001 and 2000 were 132,295 and 137,772, respectively. During 1999, no shares were issued under the ESPP.

  Savings Plan

   During 1999, the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first 4% a participant contributes. The Company expensed $238,000, $200,000 and $67,000 in 2001, 2000 and 1999, respectively, related to this plan.

15.  Legal Proceedings

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

   On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit seeks unspecified damages and a permanent

                       STAMPS.COM INC. AND SUBSIDIARIES
injunction from further alleged infringement. The Company answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired the Company's iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted the Company's motion to transfer the lawsuit to the United States District Court for the District of Delaware.

   On June 14, 2001, the Company filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes infringes four patents owned by the Company. On January 7, 2002, the court granted Pitney Bowes' motion to transfer the lawsuit to the United States District Court for the District of Delaware. Each of the Company's patent lawsuits with Pitney Bowes is in the discovery phase and is scheduled for trial in January 2003.

   The outcome of the Company's litigation against Pitney Bowes is uncertain and the Company cannot estimate a range of probable losses, if any. Therefore, the Company can give no assurance that Pitney Bowes will not prevail in its suits against Stamps.com. See Risk Factors-Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet postage services and severely harm our business or cause it to fail.

   On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against the Company in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name "stamps.com" away from Cybershop and subsequently transferred it to the Company. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop's ownership of the "stamps.com" domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, the Company filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. Cybershop later filed third and fourth amended complaints. On February 13, 2002, the court granted our summary judgment motion and dismissed all of Cybershop's pending claims against the Company with prejudice. Cybershop has filed a motion asking the court to reconsider its decision.

   The final outcome of the litigation is uncertain, and the Company can give no assurance that Cybershop and its general partners will not prevail. See Risk Factors- Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name stamps.com could prevent us from using the domain name stamps.com and could require a change of name of the Company, severely harming our business or causing it to fail.

   On or about April 6, 2000, Metro Fulfillment, Inc. filed a lawsuit against Weigh-Tronix, Inc. for breach of contract, fraud, negligent misrepresentation, intentional inference with contract, negligent interference, breach of implied warranty and breach of express warranty. Metro Fulfillment, Inc. alleges that pursuant to its agreement with Weigh-Tronix, Inc., Metro Fulfillment, Inc. was not required to pay for postal scales that were purchased from Weigh-Tronix, Inc. until Metro Fulfillment, Inc. had actually sold those scales to end users. These scales were supposed to be sold through the Company's Web site. Metro Fulfillment, Inc. further alleged that Weigh-Tronix, Inc. breached the agreement by seeking payment before the scales were actually sold to customers in breach of the agreement. Weigh-Tronix, Inc. in turn filed a third party complaint against the Company and Metro Fulfillment, Inc. for breach of contract and several common counts. The third party complaint seeks approximately $700,000 in compensatory damages, plus interest and attorney's fees. The Company filed an answer to the third party complaint denying the allegations of the lawsuit. The parties reached a tentative settlement agreement, pursuant to which the Company would pay Weigh-Tronix, Inc. $200,000 and

                       STAMPS.COM INC. AND SUBSIDIARIES

Metrofulfillment, Inc. would pay Weigh-Tronix, Inc. $25,000, in return for Weigh-Tronix, Inc. and Metrofulfillment, Inc. dismissing all of their claims in this lawsuit. In addition, the Company would receive all of the postage scales that Metrofulfillment, Inc. still has in its inventory, the amount of which are unknown at this time. This settlement agreement is conditioned upon the parties successfully reducing the settlement to a signed writing. On February 28, 2001, Metro Fulfillment, Inc. filed a lawsuit against the Company stemming from services allegedly performed by Metro Fulfillment, Inc. under a Fulfillment Services Agreement. The complaint alleges claims for breach of contract, common counts and negligent misrepresentation. The complaint seeks damages of approximately $1.3 million. The Company filed an answer to the complaint denying the allegations in the lawsuit. Metrofulfillment, Inc. filed for Bankruptcy protection on December 18, 2001. Attempts to mediate this case have been unsuccessful as of this date. It is not possible at this time to predict the final outcome of this matter.

   In May and June, 2001, the Company was named, together with certain of its current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the initial public offering and secondary offering of the Company's common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in allegedly improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that the Company and/or certain of its officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys' fees), and rescissionary damages. In addition to the class action lawsuits against the Company, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming the Company) followed publicized reports that the SEC was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before Judge Scheindlin of the Southern District of New York. The Company placed its underwriters on notice of the Company's rights to indemnification, pursuant to the Company's agreements with the underwriters. The Company also provided notice to its directors and officers insurers, and believes that the Company has insurance applicable to the lawsuits. The Company also believes that the claims against it and its officers and directors are without merit, and intends to defend the lawsuits vigorously. The Company cannot estimate a range of probable losses, if any, related to this suit.

                       STAMPS.COM INC. AND SUBSIDIARIES

16.  Quarterly Information (unaudited)

                                                                           Quarter ended
                                                              ---------------------------------------
                                                                March      June    September December
                                                              ---------  --------  --------- --------
                                                               (in thousands, except per share data)
Fiscal Year 2001:
Revenues..................................................... $   5,259  $  5,069  $  4,564  $  4,535
Loss from operations.........................................  (203,984)  (33,113)   (3,458)   (2,275)
Net loss.....................................................  (176,732)  (30,758)   (1,096)     (987)
Basic and diluted net loss per share......................... $   (3.60) $  (0.62) $   (.02) $   (.02)
Weighted average shares outstanding used in basic and diluted
  per-share calculation......................................    49,117    49,354    49,533    50,316

Fiscal Year 2000:
Revenues..................................................... $   2,036  $  3,674  $  4,201  $  5,323
Loss from operations.........................................   (41,697)  (56,605)  (60,307)  (72,877)
Net loss.....................................................   (36,904)  (52,331)  (55,289)  (68,425)
Basic and diluted net loss per share......................... $   (0.86) $  (1.09) $  (1.15) $  (1.41)
Weighted average shares outstanding used in basic and diluted
  per-share calculation......................................    43,021    47,956    48,259    48,441

Fiscal Year 1999:
Revenues..................................................... $      --  $     --  $     --  $    358
Loss from operations.........................................    (3,688)   (6,069)  (14,424)  (34,796)
Net loss.....................................................    (3,686)   (5,719)  (13,698)  (33,384)
Basic and diluted net loss per share......................... $   (0.53) $  (0.66) $  (0.40) $  (0.91)
Weighted average shares outstanding used in basic and diluted
  per-share calculation......................................     6,901     8,692    34,102    36,611

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Monica, State of California, on the 29th day of March, 2002.

                                               STAMPS.COM INC.

                                               By:     /s/  KENNETH MCBRIDE
                                                   -----------------------------
                                                          Kenneth McBride
                                                      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

                                          Title                  Date
          Signature                       -----                  ----

    /s/  KENNETH MCBRIDE      Chief Executive Officer and   March 29, 2002
-----------------------------   Director (Principal
       Kenneth McBride          Executive Officer) and
                                Chief Financial Officer
                                (Principal Financial
                                Officer and Principal
                                Accounting Officer)

              *               Director                      March 29, 2002
-----------------------------
       Mohan P. Ananda

              *               Director                      March 29, 2002
-----------------------------
      Jeffrey J. Brown

              *               Director                      March 29, 2002
-----------------------------
      G. Bradford Jones

              *               Director                      March 29, 2002
-----------------------------
       Loren E. Smith

*By   /s/  KENNETH MCBRIDE
    -------------------------
         Kenneth McBride
      as Attorney-in-fact.