Form 10-Q
period 2002-03-31
STAMPS COM INC
filed 2002-05-15
CIK 1082923

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from              to
                                   -------------    ------------

                        Commission file number 000-26427

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant does not have different classes of common stock. As of April 24, 2002, there were approximately 50,934,056 shares of the registrant's common stock issued and outstanding.

================================================================================

                                 STAMPS.COM INC.

         FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I. FINANCIAL INFORMATION....................................................................................2

        ITEM 1.    FINANCIAL STATEMENTS..........................................................................2

        ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........10

        ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................23

PART II. OTHER INFORMATION......................................................................................24

        ITEM 1.    LEGAL PROCEEDINGS ...........................................................................24

        ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................25

        ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..............................................................25

        ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................26

        ITEM 5.    OTHER INFORMATION............................................................................26

        ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................................26

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        STAMPS.COM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,   December 31,
                                                                   2002         2001
                                                                ---------   ------------
                                                               (unaudited)
                                                                     (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents.................................   $  45,675     $ 101,703
   Short-term investments....................................      60,025        76,921
   Restricted cash...........................................       4,895         6,767
   Accounts receivable.......................................       1,510         2,000
   Note receivable from former officer, net of allowance.....       3,181         3,181
   Prepaid expenses..........................................       1,143           541
                                                                ---------     ---------
      Total current assets...................................     116,429       191,113
Property and equipment, net..................................       9,596        11,076
Patents, net.................................................       6,672         6,950
Long-term investments........................................      81,536         7,533
Other assets.................................................       5,570         5,914
                                                                ---------     ---------
       Total assets..........................................   $ 219,803     $ 222,586
                                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................           2            64
   Accrued expenses..........................................       3,557         5,165
   Current portion of long-term debt and capital leases......          --            98
                                                                ---------     ---------
Total current liabilities....................................       3,559         5,327
Commitments and contingencies
Stockholders' equity:
   Common stock..............................................          51            50
   Additional paid-in capital................................     700,776       700,455
   Notes receivable from stock sales.........................        (101)         (101)
   Deferred compensation.....................................        (263)         (314)
   Accumulated deficit.......................................    (483,912)     (483,205)
   Other comprehensive income(loss)..........................        (307)          374
                                                                ---------     ---------
      Total stockholders' equity.............................     216,244       217,259
                                                                ---------     ---------
         Total liabilities and stockholders' equity..........   $ 219,803     $ 222,586
                                                                =========     =========

                        STAMPS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Three Months ended
                                                                                             March 31,
                                                                                        -------------------
                                                                                          2002       2001
                                                                                        -------   ---------
                                                                               (in thousands, except per share data)
Revenues ...................................................................            $ 4,111   $   5,259
Cost of revenues ...........................................................              1,204       3,187
                                                                                        -------   ---------
   Gross profit ............................................................              2,907       2,072
Operating expenses:
   Sales and marketing .....................................................                507       4,288
   Research and development ................................................              1,138       4,082
   General and administrative ..............................................              3,252       8,247
   Amortization and write-off of goodwill and other intangibles ............                 --     172,817
   Restructuring and writedown charges .....................................                 --      11,021
   Loss from EncrypTix .....................................................                 --       5,601
                                                                                        -------   ---------
      Total operating expenses .............................................              4,897     206,056
                                                                                        -------   ---------
Loss from operations .......................................................             (1,990)   (203,984)
Other income (expense):
   Interest expense ........................................................                 (9)        (12)
   Interest income .........................................................              1,292       4,069
   Gain from shut down of EncrypTix ........................................                 --      23,195
                                                                                        -------   ---------
Net loss ...................................................................            $  (707)  $(176,732)
                                                                                        =======   =========
Basic and diluted net loss per share........................................            $ (0.01)  $   (3.60)
                                                                                        =======   =========
Weighted average shares outstanding used in basic and diluted per-share
   calculation .............................................................             50,863      49,117
                                                                                        =======   =========

   The accompanying notes are an integral part of these financial statements.

                        STAMPS.COM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months ended March 31,
                                                                                    ----------------------------
                                                                                          2002       2001
                                                                                        --------   ---------
                                                                                           (in thousands)
Operating activities:
   Net Loss ....................................................................        $   (707)  $(176,732)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ..........................................          1,784       1,390
         Amortization of deferred compensation ..................................             51       1,445
         Provision for doubtful accts ...........................................             --         373
         Write-down of goodwill and other intangibles ...........................             --     172,817
         Loss on disposal and writedown of assets ...............................             --      16,080
         Net gain on shut down of EncrypTix .....................................             --     (23,195)
         Changes in operating assets and liabilities
            Accounts receivable .................................................            490         182
            Other assets ........................................................            344         733
            Accounts payable ....................................................            (62)     (2,740)
            Prepaid expenses ....................................................           (602)      3,756
            Accrued expenses ....................................................         (1,608)     (6,468)
            Deferred revenue ....................................................             --        (947)
            Minority interest ...................................................             --     (11,570)
                                                                                        --------   ---------
Net cash used in operating activities ..........................................            (310)    (24,876)

Investing activities
   Sale (purchase) of short-term investments, net ..............................          16,215     111,148
   Sale (purchase) of restricted cash investments ..............................           1,872         (28)
   Acquisition of property and equipment .......................................             (26)     (1,663)
   Sale (purchase) of long-term investments, net ...............................         (74,003)         --
                                                                                        --------   ---------
Net cash provided by (used in) investing activities ............................         (55,942)    109,457

Financing activities
   Proceeds from exercise of stock options .....................................             294         350
   Issuance of common stock under ESPP .........................................              28         175
   Repayment of capital lease obligation .......................................             (98)     (8,837)
                                                                                        --------   ---------
Net cash (used in) provided by financing activities ............................             224      (8,312)
                                                                                        --------   ---------
Net increase (decrease) in cash and cash equivalents ...........................         (56,028)     76,269

Cash and cash equivalents at beginning of period ...............................         101,703      69,536
                                                                                        --------   ---------
Cash and cash equivalents at end of period .....................................          45,675     145,805
Short-term investments .........................................................          60,025      63,245
Long-term investments ..........................................................          81,536          --
Restricted cash ................................................................           4,895       4,038
                                                                                        --------   ---------
Cash, restricted cash, short term and long term investments ....................        $192,131   $ 213,088
                                                                                        ========   =========

   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (ALL INFORMATION WITH RESPECT TO MARCH 31, 2002 AND 2001 IS UNAUDITED)

1.   Summary of Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Stamps.com Inc. and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the three months then ended.

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Stamps.com Inc. and its subsidiaries, which include iShip.com, Inc. and EncrypTix, Inc. During 2001, the Company sold its iShip subsidiary and EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. The Company held approximately a 66 2/3% equity interest and a greater than 90% voting interest in EncrypTix at December 31, 2000. Because of the voting control and liquidation preferences held by the company, the Company had consolidated 100% of the losses of EncrypTix and the Company experienced a one time gain in 2001 to eliminate the cumulative losses allocated to the minority shareholders from EncrypTix, (see Note 3). All significant intercompany accounts and transactions have been eliminated.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (ALL INFORMATION WITH RESPECT TO MARCH 31, 2002 AND 2001 IS UNAUDITED)

     On March 2, 2001, United Parcel Service, Inc. and Mail Boxes Etc. USA, Inc.
(MBE) jointly announced that United Parcel Service, Inc. would acquire MBE. MBE represented a significant future source of revenue and market leverage for the Company's enterprise shipping services that were acquired in the iShip acquisition. United Parcel Service, Inc. also informed the Company that it is unlikely to have MBE continue to use the Company's enterprise shipping services in the future. As a result of the March 2001 events, the Company reduced goodwill and other intangibles associated with the purchase of iShip to estimated net realizable value. This resulted in a non-cash charge of $163.6 million in the first quarter of 2001.

     On May 18, 2001, the Company completed the sale of its iShip multi-carrier shipping service assets to United Parcel Service, Inc. for $2.8 million. The difference between the sale price of iShip and the assets value attributed to iShip by the Company resulted in non-cash charge of $9.1 million in the second quarter of 2001. Additional legal costs associated with the sale of iShip in the amount of $300,000 were charged in the third quarter of 2001 resulting in a total charge of $9.4 million in 2001.

3.   Change in Ownership and Shut-down of Subsidiary

     On November 16, 1999, the Company announced the formation of a subsidiary, EncrypTix, Inc. (EncrypTix), to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, the Company invested $1.0 million and granted EncrypTix a license to its technology in those three specific fields of use. During the first half of 2000, the Company sold approximately 42% of EncrypTix until then a wholly owned subsidiary, in a private financing of approximately $34.8 million. The financing was completed in April 2000.

     On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. The Company does not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, the Company terminated its license agreement with EncrypTix and maintains limited licenses to various EncrypTix intellectual property. Due to this cessation in business, the Company wrote off the invested $1.0 million and took a one-time gain to eliminate the cumulative losses in excess of our investment in EncrypTix in the amount of $23.2 million in the first quarter of 2001.

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

     The remaining unutilized provision as of December 31, 2001 was $2.6 million and was comprised of the remaining estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant. During the first quarter ended March 31, 2002, the Company utilized $1.3 million of this provision for an ending balance of $1.3 million at March 31, 2002. The remaining provision of $1.3 million is included in accrued expenses in the accompanying condensed consolidated balance sheet.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (ALL INFORMATION WITH RESPECT TO MARCH 31, 2002 AND 2001 IS UNAUDITED)

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

7.   Goodwill and Intangible Assets

     During the first quarter of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company is required to discontinue goodwill amortization. The Company wrote off all of their goodwill in the first quarter of 2001. The Companies other intangible assets continue to be amortized over their expected useful lives ranging from 4 to 17 years.

     Goodwill was $2.5 million as of March 31, 2001, and was $0 as of March 31, 2002. The following sets forth the intangible assets by major asset class (in thousands):

                   As of March 31, 2002
               Gross Carrying   Accumulated
Asset class        Amount       Amortization
Patents            $7,757        ($ 1,085)
Trade name             --              --
                   ----------------------
   Total           $7,757        ($ 1,085)
                   ----------------------

     Aggregate amortization expense on intangible assets was approximately $278,000 and $9,789 for the quarter ended March 31, 2002 and 2001, respectively. Amortization expense is expected to be approximately $ 1.1 million in each of the next five fiscal years.

     The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):


                                                        Three Months Ended March 31,
                                                               2002       2001
                                                        ----------------------------
Reported net income                                          $ (707)   $(176,732)
  Add back: goodwill amortization, net of tax effect             --        8,716
                                                             -------------------
Adjusted net income                                          $ (707)   $(168,016)
                                                             -------------------
Basic and diluted earnings per share
  As reported                                                 (0.01)       (3.60)
  As adjusted                                                 (0.01)       (3.42)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (ALL INFORMATION WITH RESPECT TO MARCH 31, 2002 AND 2001 IS UNAUDITED)

8.   Comprehensive Income (Loss)

     The following table provides the data required to calculate comprehensive income (in thousands):

                                         Accumulated other comprehensive   Comprehensive Income
                                                  Income (loss)                   (loss)
                                         ------------------------------------------------------
Balance at December 31, 2001                          $ 374
Unrealized gain (loss) on investments                  (681)                     $  (681)
Net loss                                                                            (707)
                                         ------------------------------------------------------
Balance at March 31, 2002                             $(307)                     $(1,388)
                                         ======================================================

9.   Related Party Transactions

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

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (ALL INFORMATION WITH RESPECT TO MARCH 31, 2002 AND 2001 IS UNAUDITED)

10.  Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, did not have a material impact on the financial position or results of operations of the Company.

     The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of the provision of this Standard on January 1, 2002 did not have a material impact on the Company's financial position or operating results.

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

Overview

     Stamps.com(TM) provides easy, convenient and cost-effective Internet-based services for mailing letters or shipping packages or parcels anywhere in the United States and at anytime. Our core mailing and shipping service is designed to allow individual consumers, home offices or small businesses to print US postage or shipping labels using any ordinary PC, any ordinary inkjet or laser printer, and an internet connection. Our enterprise shipping service, which we divested in May of 2001, allowed customers to print shipping labels, schedule a pick-up, track a package and apply enterprise-wide business rules to manage and account for mailing and shipping costs.

Internet Postage Services

     We offer an Internet postage service targeted at consumers, home offices and small businesses. Service fee revenues for our Internet postage service are generated from a monthly convenience fee that we charge our customers, under two different pricing plans. Under the Simple Plan, a user purchases postage at face value for a monthly convenience fee of 10% of the value of postage printed. Prior to November 2000, there was a monthly minimum fee of $1.99 and a monthly maximum fee of $19.99 under the Simple Plan. Beginning in November 2000, the monthly minimum fee was increased to $4.49 for new customers and the monthly maximum fee was discontinued. Beginning in June of 2001, all $1.99 customers who existed at the time of the price increase were converted to the $4.49 minimum price plan. The Power Plan was introduced at the beginning of our second quarter of 2000 in response to customer requests for a fixed monthly pricing plan with unlimited usage. Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee that ranges from $15.99 to $18.99. During the first quarter of 2002 and 2001, approximately 38% and 50%, respectively, of our service fee revenue was generated from Power Plan customers. Revenues are also generated from controlled access advertising to our existing customer base, and revenue share and bounty arrangements. We ended the first quarter of 2002 with approximately 279,000 active customers, down slightly from 280,000 at the end of the fourth quarter of 2001 and down from 322,000 customers at the end of the first quarter of 2001. This slight decline in customers during the first quarter of 2002 was a result of limited customer acquisition spending due to focus on upcoming product launches. The year over year decline in customers was an expected result of the increased Simple Plan monthly minimum fee in June of 2001.

Recent Developments

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

Critical Accounting Policies

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

Results of Operations

     Revenue. Revenue for the quarter ended March 31, 2002 was solely generated from the postage business due to the divestiture of the shipping operation in May of 2001. Revenue from the postage business was down 14% year over year to $4.1 million from $4.8 million in the first quarter ending March 31, 2001, and down 9% sequentially from $4.5 million in the fourth quarter ending December 31, 2001 due to a decline in advertising and on-line store revenues. Total revenue was down 22% year over year to $4.1 million from $5.3 million in the first quarter ending March 31, 2001.

     Cost of Revenues. Cost of revenues principally consists of customer service, promotional expenses and system operating costs. Cost of revenues was $1.2 million for the three months ended March 31, 2002, compared to $3.2 million for the three months ended March 31, 2001. During the first quarter of 2002, our cost of revenues decreased primarily due to increased automation and reduced labor costs in our customer support operations. We also reduced promotional expenses as we continued to decrease the average amount of free postage given to each customer by offering free postage that expires after a period of 30 days, resulting in less free postage used by each individual customer.

     Sales and Marketing. Sales and marketing expenses principally consist of costs associated with strategic partnership relationships and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses were approximately $507,000 and $4.3 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in sales and marketing expenses resulted from fewer sales and marketing personnel, as well as more focused spending of discretionary marketing dollars on programs that provide a higher return on investment.

     Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of the Internet postage and shipping, expenditures for consulting services and third-party software. Research and development expenses for the three months ended March 31, 2002 were $1.1 million compared to $4.1 million for the three months ended March 31, 2001. The decrease is primarily due to increased cost control efforts, the reduction in headcount and a more focused spend on our core business technology.

     General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, deferred compensation for personnel and depreciation of equipment and software used for general corporate purposes. General and administrative expenses for the three months ended March 31, 2002 and 2001 were $3.3 million and $8.2 million, respectively. The decrease is primarily due to increased cost control efforts and the reduction in headcount resulting in decreased salary and deferred compensation expense.

     Amortization and write-off of goodwill and other intangibles. On March 2, 2001, United Parcel Service, Inc. and Mail Boxes Etc. USA, Inc. jointly announced that United Parcel Service, Inc. would acquire Mail Boxes Etc. USA, Inc. Mail Boxes Etc. USA, Inc. represented a significant future source of revenue and market leverage for our enterprise shipping services that were acquired in the iShip acquisition. United Parcel Service, Inc. also informed us that it was unlikely to have Mail Boxes Etc. USA, Inc. continue to use the Company's enterprise shipping services in the future. As a result of the March 2001 events, the Company reduced goodwill and other intangibles associated with the purchase of iShip to reflect the estimated present value of future cash flows, net of estimated transaction costs. This resulted in a non-cash charge of $163.6 million in the first quarter of 2001.

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

     Deferred Compensation Amortization. During 1998 and 1999, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. This results in amortization expenses of deferred compensation over the period that these options vest, which ranges from three to four years from the date of grant. Deferred compensation amortization for the three months ended March 31, 2002 and 2001 was $51,000 and $1.4 million, respectively. This decrease was a result of fewer personnel at Stamps.com following our October 2000, February 2001 and August 2001 reductions in force as well as the sale of our iShip multi-carrier shipping service on May 18, 2001.

     Loss from EncrypTix. On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. We have not and do not expect to be impacted by any of EncrypTix's resulting liabilities. Additionally, we terminated our license agreement with EncrypTix and maintain limited licenses to various EncrypTix intellectual property. For the three months ended March 31, 2001, the losses associated with the operation of our EncrypTix subsidiary was $5.6 million.

     Other Income (Expense). Other income (expense) consisted of income from cash equivalents and short-term investments, plus a gain from the shutdown of our EncrypTix subsidiary, less interest expense related to financing obligations. Other income (expense) for the three months ended March 31, 2002 and 2001 was $1.3 million and $27.3 million, respectively. This decrease is due to a one-time gain from the shutdown of our EncypTix subsidiary of $23.2 million that we recognized during the first quarter of 2001 and lower interest income in the first quarter of 2002 as compared to the first quarter of 2001, as a result of a lower invested balance and lower interest rates.

Liquidity and Capital Resources

     As of March 31, 2002, we had approximately $192.1 million cash, restricted cash, short-term and long-term investments. We regularly invest excess funds in short-term and long-term money market funds and commercial paper and do not engage in hedging or speculative activities.

     In May 1999, we entered into a facility lease agreement for our corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. In March 2000, we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17.0 million. In January 2002, we exited the Bellevue, Washington facility lease with exit payments of approximately $555,000 in December 2001 and $647,000 in January 2002. We are continuing to actively market all remaining excess space that resulted from our restructuring in 2000 and 2001.

     Net cash used in operating activities was $310,000 and $24.9 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in net cash used in operating activities resulted primarily from cost-cutting activities, including the restructuring that took place in 2001.

     Net cash used in investing activities was $55.9 million for the three months ended March 31, 2002 as compared to net cash provided by investing activities of $109.5 million for the three months ended March 31, 2001. The increase in net cash used in investing activities resulted primarily from the purchase of long-term investments during the first quarter of 2002.

     Net cash provided by financing activities was $224,000 for the three months ended March 31, 2002 as compared to net cash used in financing activities of $8.3 million for the three months ended March 31, 2001. The difference resulted primarily from the completion of capital lease obligations during the first quarter of 2002.

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

     We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Our Internet Postage service has only been available since October 22, 1999. Due to our limited operating history, it is difficult to predict future results of operations, including operating expenses and revenues. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in new and evolving markets, like the Internet. Many of these risks are discussed in the subheadings below, and include our (a) ability to meet and maintain government specifications for our Internet Postage service, specifically US Postal Service requirements; (b) complete dependence on Internet Postage that currently do not have substantial market acceptance; (c) ability to establish and promote our brand name; (d) ability to expand our operations to meet the commercial demand for our services, when it arises; (e) development of and reliance on strategic and distribution relationships; (f) ability to prevent and respond quickly to service interruptions; (g) ability to minimize fraud and other security risks; and (h) ability to compete with companies with greater capital resources and brand awareness.

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

     Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we had an accumulated deficit of $483.9 million as of March 31, 2002. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the three months ended March 31, 2002, we generated $4.1 million in revenues. There are no guarantees that we will reach or be able to maintain profitability in the future.

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

     For the year ended December 31, 2001, we experienced significant changes at the senior management level. In August 2001, Ken McBride was appointed as our new President and Chief Executive Officer. Mr. McBride, who has also served as our Chief Financial Officer since October 2000, replaced Bruce Coleman who held the position of Chief Executive Officer on an interim basis. In August 2001, Marvin Runyon resigned from our board of directors and Vice President of Marketing Kathy Brush left Stamps.com. In September 2001, Seth Weisberg was appointed as our new Secretary. In the quarter ended June 30, 2001, we experienced significant changes at the board of directors level. Following the sale of our iShip assets in May 2001, John A Duffy and Stephen M. Teglovic, who served on our board of directors after the acquisition of iShip, resigned from our board of directors. In June 2001, Carolyn M. Ticknor and Thomas N. Clancy resigned from our board of directors. If we fail to attract members to, or retain members on, our board of directors, our business, financial condition and results of operations will be adversely affected.

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

     On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes' amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation. On April 27, 2001 we acquired certain of the E-Stamp patents.

     On September 18, 2000, Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that we are infringing one of the patents was dismissed with prejudice.

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

     Substantial litigation regarding intellectual property rights exists in our industry. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. We may become increasingly aware of, or we may increasingly receive correspondence claiming, potential infringement of other parties' intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims against us regardless of their validity. We may not have adequate resources to defend against these claims and any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation in which we are accused of infringement might cause product development delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed or fail. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business. See "Legal Proceedings".

A failure to protect our own intellectual property could harm our competitive position.

     We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, like confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 39 issued US patents, 62 pending US patent applications, 11 international patents and 26 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

The US Postal Service may object to control of our common stock being held by a foreign person.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of less than 260 days at March 31, 2002. Our cash equivalents and investments, net of restricted cash, approximated $187 million and had a related weighted average interest rate of 3.05%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

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

     On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that we are infringing one of the patents was dismissed with prejudice.

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

     On or about April 6, 2000, Metro Fulfillment, Inc. filed a lawsuit against Weigh-Tronix, Inc. for breach of contract, fraud, negligent misrepresentation, intentional inference with contract, negligent interference, breach of implied warranty and breach of express warranty. Metro Fulfillment, Inc. alleges that pursuant to its agreement with

Weigh-Tronix, Inc., Metro Fulfillment, Inc. was not required to pay for postal scales that were purchased from Weigh-Tronix, Inc. until Metro Fulfillment, Inc. had actually sold those scales to end users. These scales were supposed to be sold through our Web site. Metro Fulfillment, Inc. further alleged that Weigh-Tronix, Inc. breached the agreement by seeking payment before the scales were actually sold to customers in breach of the agreement. Weigh-Tronix, Inc. in turn filed a third party complaint against us and Metro Fulfillment, Inc. for breach of contract and several common counts. The third party complaint seeks approximately $700,000 in compensatory damages, plus interest and attorney's fees. We have filed an answer to the third party complaint denying the allegations of the lawsuit. The parties reached a tentative settlement agreement, pursuant to which we would pay Weigh- Tronix, Inc. $200,000 and Metrofulfillment, Inc. would pay Weigh-Tronix, Inc. $25,000, in return for Weigh-Tronix, Inc. and Metrofulfillment, Inc. dismissing all of their claims in this lawsuit. In addition, we would receive all of the postage scales that Metrofulfillment, Inc. still has in its inventory, the amount of which are unknown at this time. This settlement agreement is conditioned upon the parties successfully reducing the settlement to a signed writing. On February 28, 2001, Metro Fulfillment, Inc. filed a lawsuit against us stemming from services allegedly performed by Metro Fulfillment, Inc. under a Fulfillment Services Agreement. The complaint alleges claims for breach of contract, common counts and negligent misrepresentation. The complaint seeks damages of approximately $1.3 million. We have filed an answer to the complaint denying the allegations in the lawsuit. Metro Fulfillment, Inc. filed for Bankruptcy protection on December 18, 2001. On May 1, 2002, we filed a proof of claim against Metro Fulfillment, Inc. for $4,589,835 in the bankruptcy court. Attempts to mediate this case have been unsuccessful as of this date. It is not possible at this time to predict the final outcome of this matter.

     In May and June, 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in allegedly improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys' fees), and rescissionary damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief.

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

                                     STAMPS.COM INC.
                                     (Registrant)


May 14, 2002                         By:  /s/ Kenneth McBride
                                          --------------------------------------
                                          Ken McBride
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)