Form 10-Q
period 2002-06-30
STAMPS COM INC
filed 2002-08-14
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to
Commission file number 000-26427

Stamps.com Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0454966
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Address of Principal Executive Offices:
3420 Ocean Park Boulevard, Suite 1040
Santa Monica, California 90405
Registrant’s Telephone Number, Including Area Code: (310) 581-7200
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          The registrant does not have different classes of common stock. As of August 9, 2002, there were approximately 51,536,477 shares of the registrant’s common stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2002

PART I.
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$58,123	$101,703
Short-term investments	96,641	76,921
Restricted cash	4,173	6,767
Trade accounts receivable, net	587	1,064
Other accounts receivable, net	2,014	936
Note receivable from former officer, net of allowance	—	3,181
Prepaid expenses	880	541

Total current assets	162,418	191,113
Property and equipment, net	8,281	11,076
Patents, net	6,433	6,950
Long-term investments	35,964	7,533
Other assets	2,927	5,914

Total assets	$216,023	$222,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$64
Accrued expenses	4,052	5,165
Current portion of long-term debt and capital leases	—	98

Total current liabilities	4,052	5,327
Commitments and contingencies
Stockholders’ equity:
Common stock	51	50
Additional paid-in capital	702,226	700,455
Notes receivable from stock sales	—	(101)
Deferred compensation	(257)	(314)
Accumulated deficit	(486,406)	(483,205)
Treasury stock	(3,282)	—
Other comprehensive income (loss)	(361)	374

Total stockholders’ equity	211,971	217,259

Total liabilities and stockholders’ equity	$216,023	$222,586

STAMPS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,

	2002	2001	2002	2001

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues	$3,695	$5,069	$7,806	$10,328
Cost of revenues	1,217	1,772	2,421	4,958

Gross profit	2,478	3,297	5,385	5,370
Operating expenses:
Sales and marketing	477	2,916	984	7,204
Research and development	1,238	2,192	2,376	6,274
General and administrative	4,581	5,700	7,782	12,502
Amortization and write-off of goodwill and other intangibles	—	—	—	172,817
Restructuring and writedown charges	—	15,834	—	26,855
Deferred compensation expense	224	692	275	2,137
Loss from EncrypTix	—	—	—	5,601
Loss from sale of iShip	—	9,076	—	9,076

Total operating expenses	6,520	36,410	11,417	242,466

Loss from operations	(4,042)	(33,113)	(6,032)	(237,096)
Other income (expense):
Interest expense	—	(7)	(9)	(20)
Interest income	1,523	2,362	2,815	6,431
Other income	25	—	25	—
Gain from shut down of EncrypTix	—	—	—	23,195

Total other income (expense), net	1,548	2,355	2,831	29,606

Net loss	$(2,494)	$(30,758)	$(3,201)	$(207,490)

Basic and diluted net loss per share	$(0.05)	$(0.62)	$(0.06)	$(4.22)

Weighted average shares outstanding used in basic and diluted per-share calculation	50,573	49,354	50,723	49,168

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months ended June 30,

	2002	2001

	(In thousands)
Operating activities:
Net Loss	$(3,201)	$(207,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,522	12,353
Amortization of deferred compensation	276	2,137
Provision for doubtful accts	—	373
Write-down of goodwill and other intangibles	—	163,634
Loss on disposal and writedown of assets	—	31,914
Loss on sale of iShip	—	9,076
Net gain on shut down of EncrypTix	—	(23,195)
Changes in operating assets and liabilities:
Trade accounts receivable	477	—
Other accounts receivable	(1,078)	433
Prepaid expenses	(339)	3,750
Other assets	2,987	384
Accounts payable	(64)	(3,271)
Accrued expenses	(1,113)	(10,237)
Deferred revenue	—	(1,809)
Minority interest	—	(11,570)

Net cash provided by (used in) operating activities	1,467	(33,518)
Investing activities:
Sale of restricted cash investments	2,594	121
Purchase of intellectual property and intangible assets	(38)	(7,500)
Acquisition of property and equipment	(172)	(3,938)
Sale (Purchase) of investments, net	(48,886)	98,743
Goodwill and other intangible assets	—	2,800

Net cash (used in) provided by investing activities	(46,502)	90,226
Financing activities:
Repayment of long-term debt and capital leases	(98)	(8,858)
Issuance of common stock under ESPP	28	175
Proceeds from exercise of stock options	1,525	481

Net cash used in financing activities	(1,455)	(8,202)

Net (decrease) increase in cash and cash equivalents	(43,580)	48,506
Cash and cash equivalents at beginning of period	101,703	69,536

Cash and cash equivalents at end of period	58,123	118,042
Short term investments	96,641	75,650
Restricted cash	4,173	3,889
Long term investments	35,964	—

Cash, restricted cash, short term and long term investments	$194,901	$197,581

The accompanying notes are an integral part of these financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO JUNE 30, 2002 AND 2001 IS UNAUDITED)

1.          Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Stamps.com Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the three months then ended.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Stamps.com Inc. and its subsidiaries, which, for the Company’s 2001 fiscal year, include iShip.com, Inc. and EncrypTix, Inc. During 2001, the Company sold its iShip subsidiary and EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. The Company held approximately a 66 2/3% equity interest and a greater than 90% voting interest in EncrypTix at December 31, 2000. Because of the voting control and liquidation preferences held by the Company, for prior periods the Company had consolidated 100% of the losses of EncrypTix and the Company experienced a one time gain in 2001 to eliminate the cumulative losses allocated to the minority shareholders from EncrypTix (see Note 3). All significant intercompany accounts and transactions have been eliminated.

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

Reclassifications

Certain prior period balances have been reclassified in order to conform to current period presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO JUNE 30, 2002 AND 2001 IS UNAUDITED)

2.          The Acquisition, Investment in and Sale of Subsidiary

On March 7, 2000, the Company completed the acquisition of iShip.com, Inc. (“iShip”), a development stage enterprise that developed Internet-based shipping technology.  The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion No. 16 and under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

On March 2, 2001, United Parcel Service, Inc. and Mail Boxes Etc. USA, Inc. (MBE) jointly announced that United Parcel Service, Inc. would acquire MBE. MBE represented a significant future source of revenue and market leverage for the Company’s enterprise shipping services that were acquired in the iShip acquisition. United Parcel Service, Inc. also informed the Company that it is unlikely to have MBE continue to use the Company’s enterprise shipping services in the future. As a result of the March 2001 events, the Company reduced goodwill and other intangibles associated with the purchase of iShip to estimated net realizable value. This resulted in a non-cash charge of $163.6 million in the first quarter of 2001.

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

3.          Change in Ownership and Shut-down of Subsidiary

On November 16, 1999, the Company announced the formation of a subsidiary, EncrypTix, Inc. (EncrypTix), to develop secure printing opportunities in the events, travel and financial services industries. In February 2000, the Company invested $1.0 million and granted EncrypTix a license to the Company’s technology in those three specific fields of use. During the first half of 2000, the Company sold approximately 42% of EncrypTix, until then a wholly owned subsidiary, in a private financing of approximately $34.8 million. The financing was completed in April 2000.

On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. The Company does not expect to be impacted by any of EncrypTix’s resulting liabilities. Additionally, the Company terminated its license agreement with EncrypTix and maintains limited licenses to various EncrypTix intellectual property. Due to this cessation in business, the Company wrote off the invested $1.0 million and took a one-time gain to eliminate the cumulative losses in excess of its investment in EncrypTix in the amount of $23.2 million in the first quarter of 2001.

4.          Restructuring

In October 2000, the Company’s management approved and implemented a restructuring plan as part of a move to streamline operations, reduce infrastructure and overhead and eliminate excess and duplicative facilities. As a result, the Company went through three rounds of workforce reductions which reduced its total number of employees by approximately 400 from locations and departments across the Company.

In addition to the reduction of employees, the Company’s restructuring plan includes costs associated with the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that have a higher return on investment, losses on the disposition and discontinuation of certain fixed assets, the estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant and the write-off of an investment in EncrypTix.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO JUNE 30, 2002 AND 2001 IS UNAUDITED)

The remaining unutilized provision as of December 31, 2001 was $2.6 million and was comprised of the remaining estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant.  During the six months ended June 30, 2002, the Company utilized $1.7 million of this provision for an ending balance of $917,000 at June 30, 2002.  The remaining provision of $917,000 is included in accrued expenses in the accompanying condensed consolidated balance sheet.

5.          Legal Proceedings

Please refer to “Part II—Other Information—Item 1—Legal Proceedings” of this report for a discussion of legal proceedings.

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

7.          Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  In accordance with SFAS 142, the Company is required to discontinue goodwill amortization.  The Company wrote off all of their goodwill in the first quarter of 2001.  The Company’s other intangible assets, which consist of patents with a gross carrying amount of $7.8 million and accumulated amortization of $1.4 million at June 30, 2002, continue to be amortized over their expected useful lives ranging from 4 to 17 years.

Aggregate amortization expense on patents was approximately $278,000 and $186,000 for the quarter ended June 30, 2002 and 2001, respectively.  Amortization expense is expected to be approximately $ 1.1 million in each of the next five fiscal years.

The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months ended June 30
	2002	2001	2002	2001

Reported net loss	$(2,494)	$(30,758)	$(3,201)	$(207,490)
Add back: goodwill amortization, net of tax effect	—	—	—	8,716

Adjusted net loss	$(2,494)	$(30,758)	$(3,201)	$(198,774)

Basic and diluted earnings per share
As reported	(0.05)	(0.62)	(0.06)	(4.22)
As adjusted	(0.05)	(0.62)	(0.06)	(4.04)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO JUNE 30, 2002 AND 2001 IS UNAUDITED)

8.          Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net Loss	$(2,494)	$(30,758)	$(3,201)	$(207,490)
Unrealized loss on investments	(54)	—	(735)	—

Comprehensive loss	$(2,548)	$(30,758)	$(3,936)	$(207,490)

9.          Related Party Transactions

In February 2000, John M. Payne (former Chairman of the Board, Chief Executive Officer and director) purchased 187,000 shares of the Company’s common stock on the open market for an aggregate purchase price of approximately $6.0 million. Mr. Payne purchased the shares on margin and the margin account was secured by a pledge of 1,467,500 shares of the Company’s common stock held by Mr. Payne. As of October 31, 2000, Mr. Payne’s total indebtedness under the margin account was approximately $6.7 million.  In April 2000, the Company agreed to guarantee Mr. Payne’s margin account in the event the value of the shares pledged was insufficient collateral to secure the indebtedness outstanding under the margin account. This line of credit was secured by all of Mr. Payne’s assets.

In November 2000, Mr. Payne executed a promissory note in favor of the Company in the amount of $6.6 million. The payment of the note was secured by a pledge of all shares of the Company’s common stock and all shares of EncrypTix, Inc. held by Mr. Payne. The entire principal balance and all accrued and unpaid interest was due and payable on June 30, 2001.

In December 2000 the Company established a reserve of $3,346,000 related to the note receivable from Mr. Payne. The reserve was calculated as the difference between the note’s carrying value, $6,527,000, and the underlying value of the stock on December 31, 2000, $3,181,000 ($2.78 per share).

In May 2002, the Company received 1,411,000 shares of the Company’s common stock from Mr. Payne as payment in full of the promissory note executed in November 2000.  The shares were recorded at cost as treasury stock in the quarter ended June 30, 2002 for the full value of notes receivable from Mr. Payne, net of reserve in the amount of $3,282,000 ($2.33 per share).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO JUNE 30, 2002 AND 2001 IS UNAUDITED)

10.          Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, did not have a material impact on the financial position or results of operations of the Company.

The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations”. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of the provision of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company’s financial position or operating results.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of an entity’s commitment to an exit plan.  The Company expects that the adoption of SFAS No. 146 will not have a material impact on its financial position or its results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although Stamps.com believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the “Risk Factors” beginning on page 13. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by such language. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business, including the risk factors set forth at the end of Part I, Item 2 of this Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto.

Stamps.com, Stamps.com Internet postage™ and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

Overview

Stamps.com(TM) provides easy, convenient and cost-effective Internet-based services for mailing letters or shipping packages or parcels anywhere in the United States at anytime. Our core mailing and shipping service is designed to allow individual consumers, home offices or small businesses to print US postage or shipping labels using any ordinary PC, any ordinary inkjet or laser printer, and an internet connection.

Internet Postage Services

We offer an Internet postage service targeted at consumers, home offices and small businesses. Service fee revenues for our Internet postage service are generated from a monthly convenience fee that we charge our customers, under two different pricing plans. Under the Simple Plan, a user purchases postage at face value for a monthly convenience fee of 10% of the value of postage printed with a monthly minimum of $4.49.  Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee that ranges from $15.99 to $18.99. During the second quarter of 2002 and 2001, approximately 40% and 50%, respectively, of our service fee revenue was generated from Power Plan customers. Revenues are also generated from controlled access advertising to our existing customer base, and revenue share and bounty arrangements. We ended the first quarter of 2002 with approximately 277,000 active customers, down slightly from 279,000 at the end of the first quarter of 2002 and down from 307,000 customers at the end of the second quarter of 2001. This slight decline in customers during the second quarter of 2002 was a result of limited customer acquisition spending due to our focus on upcoming product launches. The year over year decline in customers resulted from the increased Simple Plan monthly minimum fee in June of 2001 and reduced customer acquisition spending.

Recent Developments

In late June 2002, we ended a 6-month beta field test and received commercial approval from the U.S. Postal Service for NetStamps, a new form of PC Postage that can be used just like regular stamps.  The NetStamps feature allows customers to print sheets of generic postage that are not tied to a destination address and have no expiration date on any ordinary inkjet or laser printer.  We anticipate this product will have a positive effect on future customer acquisition and customer retention, as this technology removes two major inconveniences of our current service, the fact that the postage must be tied to the destination address and the fact that the postage expires in 24 hours time.

The approval of our NetStamps feature is a critical step in our plans to transform our product offering to include a completely Web-based version of our service. The new Web-based service, which will include a streamlined web registration process, plain paper shipping and NetStamps, will reduce the time and effort required to become a Stamps.com customer by simplifying the registration process and enhancing the overall customer experience.

On July 25, 2002, Jeffrey J. Brown resigned from our board of directors.

Critical Accounting Policies

We determined the critical principles by considering accounting policies that involve the most complex or objective decisions or assessments. We identified our most critical accounting policies to be related to risk management, use of estimates and revenue recognition. We state these accounting policies in the notes to the consolidated financials statements and at relevant sections in this management’s discussion and analysis.

Results of Operations

Revenue.  Revenue for the quarter ended June 30, 2002 was solely generated from the postage business due to the divestiture of the shipping operation in May of 2001. Revenue from the postage business for the three months ending June 30, 2002 was down 27% year over year to $3.7 million from $5.1 million in the second quarter ending June 30, 2001 primarily due to a decline in advertising and on-line store revenues and to fewer customers.  Revenue for the six months ended June 30, 2002 decreased to $7.8 million from $10.3 million for the six months ended June 30, 2001 primarily due to divestiture of the shipping operation in May of 2001 and the lower customer count noted above.

Cost of Revenues. Cost of revenues principally consists of customer service, promotional expenses, and system operating costs. Cost of revenues was $1.2 million for the three months ended June 30, 2002, compared to $1.8 million for the three months ended June 30, 2001. Cost of revenues was $2.4 million for the six months ended June 30, 2002, compared to $5.0 million for the six months ended June 30, 2001.  Cost of revenues decreases primarily relate to reduced labor costs in our customer support and system operations areas, and lower promotional expenses related to lower customer acquisition levels.

Sales and Marketing.  Sales and marketing expense principally consists of costs associated with strategic partnership relationships and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense was $477,000 compared to $2,916,000 for the three months ended June 30, 2002 and 2001, respectively. Sales and marketing expense was $984,000 million compared to $7,204,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in sales and marketing expense resulted from fewer sales and marketing personnel, lower customer acquisition levels, as well as a more focused spend of discretionary marketing dollars on programs that we feel will provide us with a higher return on investment.

Research and Development.  Research and development expense principally consists of compensation for personnel involved in the development of our Internet postage services, expenditures for consulting services and third-party software expenses. Research and development expense for the three months ended June 30, 2002 was $1.2 million compared to $2.2 million for the three months ended June 30, 2001.  Research and development expense for the six months ended June 30, 2002 was $2.4 million compared to $6.3 million for the six months ended June 30, 2001. The decrease in research and development expense is primarily due to increased cost control efforts, a reduction in research and development headcount and more focused spending on our core business technology.

General and Administrative.  General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, and depreciation of equipment and software used for general corporate purposes. General and administrative expense for the three months ended June 30, 2002 and 2001 was $4.6 million and $5.7 million, respectively. General and administrative expense for the six months ended June 30, 2002 and 2001 was $7.8 million and $12.5 million, respectively. The decrease is primarily due to increased cost control efforts and our reduction in administrative headcount.

Amortization and write-off of goodwill and other intangibles.  On May 18, 2001, the Company completed the sale of its iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the asset value attributed to iShip by the Company resulted in a non-cash charge of $9.1 million in the second quarter of 2001. The second quarter charge of $9.1 million was in addition to the non-cash charge of $163.6 million recorded in the first quarter of 2001 related to our reduction of goodwill and other intangibles associated with the purchase of iShip.

Restructuring and Write-down Charges. In February 2001, we reduced our total number of employees by approximately 50% to 150 employees, including full time, part time and contract employees. We also continued other cost cutting efforts, including the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that we feel will have a higher return on investment. We took a charge in the first and second quarter of 2001 of $26.8 consisting of $22.4 million in restructuring employee severance, fixed asset write-offs and lease obligations for discontinued office space, $3.4 million related to the termination of certain contractual arrangements and $1.0 million related to the write-off of an investment in EncrypTix.

Deferred Compensation Amortization. During 1998 and 1999, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. This results in amortization expenses of deferred compensation over the period that these options vest, which ranges from three to four years from the date of grant. In addition, during the second quarter ended June 30, 2002, we accelerated the vesting of certain options resulting in a one-time charge of deferred compensation of $219,000. Deferred compensation amortization for the three months ended June 30, 2002 and 2001 was $224,000 and $692,000, respectively. Deferred compensation amortization for the six months ended June 30, 2002 and 2001 was $276,000 and $2,137,000, respectively. This decrease was a result of fewer personnel at Stamps.com following our 2001 reductions in force as well as the sale of our iShip multi-carrier shipping service in May 2001.

Loss from EncrypTix.  On March 12, 2001, EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. EncrypTix took this action due to the inability to secure additional funding. We have not and do not expect to be impacted by any of EncrypTix’s resulting liabilities. Additionally, we terminated our license agreement with EncrypTix and maintain limited licenses to various EncrypTix intellectual property.  The loss associated with the operation of our EncrypTix subsidiary was $5.6 million recorded in the first quarter of 2001.

Other Income (Expense).  Other income (expense) primarily consists of interest income from cash equivalents and short and long term investments, less interest expense related to financing obligations. Other income (expense) for the three months ended June 30, 2002 and 2001 was $1.5 million and $2.4 million, respectively. This decrease is due to declining interest rates and a reduction in the amount of capital invested. Other income (expense) for the six months ended June 30, 2002 and 2001 was $2.8 million and $29.6, respectively. This decrease is a reflection of the one-time gain related to the shutdown of Encryptix in the first quarter of 2001.

Liquidity and Capital Resources

As of June 30, 2002, we had approximately $194.9 million cash and equivalents, restricted cash, short-term and long-term investments.  We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In May 1999, we entered into a facility lease agreement for our then corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. In March 2000, we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17.0 million. In January 2002, we exited the Bellevue, Washington facility lease with exit payments of approximately $555,000 in December 2001 and $647,000 in January 2002. We are continuing to actively market all remaining excess space that resulted from our restructuring in 2000 and 2001.

In April 2002, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $20 million in common stock over a six-month period.  Through a combination of factors, including knowledge of the NetStamps approval and other press release information, we did not repurchase any stock during the quarter ended June 30, 2002.  Total funds approved for stock repurchase as of June 30, 2002 remain at $20 million.

Net cash provided by operating activities was $1.5 million for the three months ended June 30, 2002 as compared to net cash used in operating activities of $33.5 million for the three months ended June 30, 2001.  The change to net cash provided by operating activities from net cash used in operating activities resulted primarily from our cost-cutting activities, including the restructuring that took place in 2001, and collection of outstanding balances.

Net cash used in investing activities was $46.5 million for the three months ended June 30, 2002 as compared to net cash provided by investing activities of $90.2 million for the three months ended June 30, 2001.  The increase in net cash used in investing activities resulted primarily from the purchase of investments during the first and second quarters of 2002.

Net cash used in financing activities was $1.5 million and $8.2 million for the three months ended June 30, 2002 and 2001, respectively. The decrease in cash used in financing activities resulted primarily from the completion of capital lease obligations during the first quarter of 2002.

In consideration of our current business plan, we anticipate that our current cash balances will be sufficient to fund our operations through 2002 and beyond.

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

Risks Related to Our Business

We may not successfully implement strategies to increase the adoption of our Internet postage service which would limit our growth, adversely affect our business and cause the price of our common stock to decline.

Our future profitability will depend, in part, on our ability to successfully implement our strategy of increasing the adoption of our Internet postage service. If revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Other factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as: (a) the costs of our marketing programs to establish and promote the Stamps.com brands; (b) the costs of defending ourselves in litigation; (c) the demand for our Internet postage; (d) our ability to develop and maintain strategic distribution relationships; (e)  the number, timing and significance of new products or services introduced by us (such as NetStamps) and by our competitors; (f) our ability to develop, market and introduce new and enhanced services on a timely basis; (g) the level of service and price competition; (h) the increases in our operating expenses; (i) US Postal Service regulation and policies relating to Internet postage; and (j) general economic factors.

Our cost of revenues includes costs for systems operations, customer service, data connectivity fees and security services; all of these costs will fluctuate depending upon the demand for our services. In addition, a substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses precede increased revenues, both gross margins and results of operations would be materially and adversely affected.

Due to the foregoing factors and the other risks discussed in this annual report, you should not rely on period-to-period comparisons of our operating results as an indication of future performance.

We have a history of losses, expect to incur losses in the future and may never achieve profitability, which may reduce the trading price of our common stock.

Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we had an accumulated deficit of $486.4 million as of June 30, 2002. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the six months ended June 30, 2002, we generated $7.8 million in revenues which resulted in an operating loss of $6 million for that period. There are no guarantees that we will reach, or be able to maintain, profitability in the future.

Overall, we will need to generate significant revenues and successfully implement our new business strategy to achieve and maintain profitability.

We implemented pricing plans that may adversely affect our future revenues and profitability.

Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. In order to attract customers in the future, we may run special promotions and offers such as discounts on fees, postage and supplies. We cannot be sure that customers will be receptive to future fee structures and special promotions that we may implement. Even if we are able to establish a sizable base of users, we still may not generate sufficient gross margins to become profitable. In addition, our ability to generate revenues or achieve profitability could be adversely affected by the special promotions or additional changes to our pricing plans.

If our business strategy is not successful, our financial condition and results of operations will be adversely affected.

Our current business strategy is focused on enhancing our core business of Internet postage services. This business strategy entails risks relating to our ability to attract our targeted customers to offset potential customer losses in other areas as a result of our reduction of fixed-cost marketing spending and the reduction of our marketing spending generally. There is no guarantee we will be able to effectively or efficiently implement our business strategy or that, if effectively implemented, our strategy will help us achieve profitability. Failure to execute our plan to attract new customers in high margin lines of business in significant numbers will adversely effect our financial condition and results of operations.

Recent personnel changes may interfere with our operations.

For the year ended December 31, 2001, we experienced significant changes at the senior management level. In August 2001, Ken McBride was appointed as our new President and Chief Executive Officer. Mr. McBride, who has also served as our Chief Financial Officer since October 2000, replaced Bruce Coleman who held the position of Chief Executive Officer on an interim basis. In August 2001, Marvin Runyon resigned from our board of directors and Vice President of Marketing Kathy Brush left Stamps.com. In September 2001, Seth Weisberg was appointed as our new Secretary. In the quarter ended June 30, 2002, we experienced change at the board of directors level.  Loren E. Smith finished his term on the board of directors in June 2002.  Lloyd I. Miller was appointed to the board of directors in April 2002. On July 25, 2002, Jeffrey J. Brown resigned from our board of directors. If we fail to attract members to, or retain members on, our board of directors, our business, financial condition and results of operations will be adversely affected.

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

We expect that our Internet postage services will generate virtually all of our future revenues. Accordingly, we depend heavily on the commercial acceptance of our Internet postage services. To date, a substantial market for Internet postage has not developed, and we cannot assure you that it will develop. More specifically, we cannot predict if our target customers will choose the Internet as a means of purchasing postage, or if customers will be willing to pay a fee to use our service, or if potential users will select our system over our competitors’ systems or over alternative methods such as online invoicing, bill payment and financial transactions.

If we fail to effectively market and sell our Internet postage service, our business will be substantially harmed and could fail.

In order to acquire customers and achieve wide distribution and use of our services, we must develop and execute cost-effective marketing campaigns and sales programs. However, as a result of our limited marketing and sales activities, we cannot predict our ability to attract customers for our services, and we may fail to generate significant interest in any of our services. Furthermore, we may be unable to generate significant interest in our services in a cost-effective manner. If we fail to generate interest in our services or to acquire customers in a cost-effective manner, our results of operations will be adversely affected.

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

On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against one of our competitors, E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes’ amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.  On April 27, 2001 we acquired certain of the E-Stamp patents.

On September 18, 2000, Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware.  On April 18, 2002, the claim that we are infringing one of the patents was dismissed with prejudice. On June 20, 2002, all remaining claims in the lawsuit were dismissed without prejudice.

On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes infringes four patents we own. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware. Each of our patent lawsuits against Pitney Bowes is in the discovery phase and is scheduled for trial in January, 2003.

The outcome of our litigation against Pitney Bowes is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail. If Pitney Bowes prevails in its suits against us, we may be prevented from selling postage on the Internet. Alternatively, the Pitney Bowes suits could result in limitations on how we implement our service, delays and costs associated with redesigning our service and payments of license fees and other payments. Thus, if Pitney Bowes prevails in any of its suits against us, our business could be severely harmed or fail. In addition, the litigation could result in significant expenses and diversion of management time and other resources.

On August 17, 1998, Pitney Bowes issued a press release stating that it holds dozens of US patents related to computer-based postage metering and that it intends to engage in discussions with other marketers of computer-based postal products to license Pitney Bowes technology. Prior to Pitney Bowes filing a lawsuit against us, we were in license discussions with Pitney Bowes. We intend to continue these discussions; however, we cannot predict whether these discussions will continue, the outcome of these discussions or the impact of Pitney Bowes’ intellectual property claims on our business or the Internet postage market. If Pitney Bowes is able to prevail in its claims against us and if we do not enter into a license relationship with Pitney Bowes, our business could be impacted severely or fail. In addition, as described above, Pitney Bowes could obtain monetary and injunctive relief against us.

Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name stamps.com could prevent us from using the domain name stamps.com and could require a change of name of the Company, severely harming our business or causing it to fail.

On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name “stamps.com” away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop’s ownership of the “stamps.com” domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, we filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. Cybershop later filed third and fourth amended complaints. On February 13, 2002, the court granted our summary judgment motion and dismissed all of Cybershop’s pending claims against us with prejudice. Cybershop has filed a motion asking the court to reconsider its decision.

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

Substantial litigation regarding intellectual property rights exists in our industry. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. We may become increasingly aware of, or we may increasingly receive correspondence claiming, potential infringement of other parties’ intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims against us regardless of their validity. We may not have adequate resources to defend against these claims and any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation in which we are accused of infringement might cause product development delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost- effective basis, our business could be significantly harmed or fail. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business.

A failure to protect our own intellectual property could harm our competitive position.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, like confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 42 issued US patents, 60 pending US patent applications, 12 international patents and 24 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of less than 167 days at June 30, 2002. Our cash equivalents and investments, net of restricted cash, approximated $191 million and had a related weighted average interest rate of 3.77%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

PART II.
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware. The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes’ amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.

On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit seeks unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that we are infringing one of the patents was dismissed with prejudice.  On June 20, 2002, all remaining claims in the lawsuit were dismissed without prejudice.

On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes infringes four patents we own. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware. Each of our remaining patent lawsuits against Pitney Bowes is in the discovery phase and is scheduled for trial in January, 2003.

The outcome of our litigation against Pitney Bowes is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suits against us. Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet postage services and severely harm our business or cause it to fail.

On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name “stamps.com” away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop’s ownership of the “stamps.com” domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, we filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. Cybershop later filed third and fourth amended complaints. On February 13, 2002, the court granted our summary judgment motion and dismissed all of Cybershop’s pending claims against us with prejudice. Cybershop has filed a motion asking the court to reconsider its decision.

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

On or about April 6, 2000, Metro Fulfillment, Inc. filed a lawsuit against Weigh-Tronix, Inc. for breach of contract, fraud, negligent misrepresentation, intentional inference with contract, negligent interference, breach of implied warranty and breach of express warranty. Metro Fulfillment, Inc. alleges that pursuant to its agreement with Weigh Tronix, Inc., Metro Fulfillment, Inc. was not required to pay for postal scales that were purchased from Weigh-

Tronix, Inc. until Metro Fulfillment, Inc. had actually sold those scales to end users. These scales were supposed to be sold through our Web site. Metro Fulfillment, Inc. further alleged that Weigh-Tronix, Inc. breached the agreement by seeking payment before the scales were actually sold to customers in breach of the agreement. Weigh-Tronix, Inc. in turn filed a third party complaint against us and Metro Fulfillment, Inc. for breach of contract and several common counts. The third party complaint seeks approximately $700,000 in compensatory damages, plus interest and attorney’s fees. We have filed an answer to the third party complaint denying the allegations of the lawsuit. The parties reached a tentative settlement agreement, pursuant to which we would pay Weigh- Tronix, Inc. $200,000 and Metrofulfillment, Inc. would pay Weigh-Tronix, Inc. $25,000, in return for Weigh-Tronix, Inc. and Metrofulfillment, Inc. dismissing all of their claims in this lawsuit. In addition, we would receive all of the postage scales that Metrofulfillment, Inc. still has in its inventory, the amount of which are unknown at this time. This settlement agreement is conditioned upon the parties successfully reducing the settlement to a signed writing. On February 28, 2001, Metro Fulfillment, Inc. filed a lawsuit against us stemming from services allegedly performed by Metro Fulfillment, Inc. under a Fulfillment Services Agreement. The complaint alleges claims for breach of contract, common counts and negligent misrepresentation. The complaint seeks damages of approximately $1.3 million. We have filed an answer to the complaint denying the allegations in the lawsuit. Metro Fulfillment, Inc. filed for Bankruptcy protection on December 18, 2001. On May 1, 2002, we filed a proof of claim against Metro Fulfillment, Inc. for $4,589,835 in the bankruptcy court. Attempts to mediate this case have been unsuccessful as of this date. It is not possible at this time to predict the final outcome of this matter.

In May and June, 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissionary damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, we moved to dismiss the consolidated amended class action complaint.

In addition to the class action lawsuits against us, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming the Company) followed publicized reports that the SEC was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. We have placed our underwriters on notice of the Company’s rights to indemnification, pursuant to our agreements with the underwriters. We have also provided notice to our directors and officers insurers, and believe that we have insurance applicable to the lawsuits. We also believe that the claims against us and our officers and directors are without merit, and intend to defend the lawsuits vigorously.

We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Report on Form 8-K, dated June 27, 2002 (Change in the Registrant's Certifying Accountant) (File No. 000-26427).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

August 13, 2002	By: /s/ Ken McBride

Ken McBride
Chief Executive Officer and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)