Form 10-Q
period 2002-09-30
STAMPS COM INC
filed 2002-11-13
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 000-26427

Stamps.com Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0454966 (I.R.S. Employer Identification No.)

Address of Principal Executive Offices:
3420 Ocean Park Boulevard, Suite 1040
Santa Monica, California 90405
Registrant’s Telephone Number, Including Area Code: (310) 581-7200
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The registrant does not have different classes of common stock. As of November 8, 2002, there were approximately 48,852,973 shares of the registrant’s common stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$58,827	$101,703
Short-term investments	79,620	76,921
Restricted cash	4,108	6,767
Trade accounts receivable, net	568	1,064
Other accounts receivable, net	327	936
Note receivable from former officer, net of allowance	—	3,181
Prepaid expenses	668	541

Total current assets	144,118	191,113
Property and equipment, net	7,043	11,076
Patents, net	6,155	6,950
Long-term investments	47,692	7,533
Other assets	3,184	5,914

Total assets	$208,192	$222,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2	$64
Accrued expenses	3,819	5,165
Current portion of long-term debt and capital leases	—	98

Total current liabilities	3,821	5,327
Commitments and contingencies
Stockholders’ equity:
Common stock	48	50
Additional paid-in capital	693,509	700,455
Notes receivable from stock sales	—	(101)
Deferred compensation	(249)	(314)
Accumulated deficit	(488,629)	(483,205)
Other comprehensive income (loss)	(308)	374

Total stockholders’ equity	204,371	217,259

Total liabilities and stockholders’ equity	$208,192	$222,586

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues	$4,006	$4,564	$11,812	$14,892
Cost of revenues	1,416	2,038	3,837	6,996

Gross profit	2,590	2,526	7,975	7,896
Operating expenses:
Sales and marketing	721	1,299	1,705	8,503
Research and development	1,211	1,630	3,587	7,904
General and administrative	4,278	3,893	12,060	16,395
Amortization and write-off of goodwill and other intangibles	—	—	—	172,817
Restructuring and writedown charges	—	(1,478)	—	25,377
Deferred compensation expense	9	319	284	2,456
Loss from EncrypTix	—	—	—	5,601
Loss from sale of iShip	—	321	—	9,397

Total operating expenses	6,219	5,984	17,636	248,450

Loss from operations	(3,629)	(3,458)	(9,661)	(240,554)
Other income (expense):
Interest expense	—	(8)	(9)	(28)
Interest income	1,406	2,370	4,221	8,801
Other income	—	—	25	—
Gain from shut down of EncrypTix	—	—	—	23,195

Total other income (expense), net	1,406	2,362	4,237	31,968

Net loss	$(2,223)	$(1,096)	$(5,424)	$(208,586)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.11)	$(4.23)

Weighted average shares outstanding used in basic and diluted per-share calculation	49,547	49,533	50,327	49,296

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended September 30,

	2002	2001

	(in thousands)
Operating activities:
Net loss	$(5,424)	$(208,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,099	14,286
Amortization of deferred compensation	284	2,455
Provision for doubtful accts	—	373
Write-down of goodwill and other intangibles	—	163,634
Loss on disposal and writedown of assets	—	30,159
Loss on sale of iShip	—	9,397
Net gain on shut down of EncrypTix	—	(23,195)
Changes in operating assets and liabilities:
Trade accounts receivable	496	—
Other accounts receivable	609	532
Prepaid expenses	(127)	3,944
Other assets	2,730	1,552
Accounts payable	(62)	(3,592)
Accrued expenses	(1,346)	(14,320)
Deferred revenue	—	(1,809)
Minority interest	—	(11,570)

Net cash provided by (used in) operating activities	2,259	(36,740)

Investing activities:
Sale (purchase) of investments, net	(43,540)	98,548
Sale (purchase) of restricted cash investments	2,659	(2,695)
Purchase of intellectual property and intangible assets	(38)	(7,500)
Acquisition of property and equipment	(233)	(3,938)
Goodwill and other intangible assets	—	2,800

Net cash (used in) provided by investing activities	(41,152)	87,215

Financing activities:
Repayment of long-term debt and capital leases	(98)	(8,920)
Repurchase of common stock	(5,569)	—
Issuance of common stock under ESPP	74	219
Proceeds from exercise of stock options	1,610	696

Net cash used in financing activities	(3,983)	(8,005)

Net (decrease) increase in cash and cash equivalents	(42,876)	42,470
Cash and cash equivalents at beginning of period	101,703	69,536

Cash and cash equivalents at end of period	58,827	112,006
Short term investments	79,620	75,845
Restricted cash	4,108	6,705
Long term investments	47,692	—

Cash and cash equivalents, restricted cash, short term and long term investments	$190,247	$194,556

The accompanying notes are an integral part of these financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2002 AND 2001 IS UNAUDITED)

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

In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Stamps.com Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the three months then ended.

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

(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2002 AND 2001 IS UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2002 AND 2001 IS UNAUDITED)

The remaining unutilized provision as of December 31, 2001 was $2.6 million and was comprised of the remaining estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant. During the nine months ended September 30, 2002, the Company utilized $2.3 million of this provision for an ending balance of $301,000 at September 30, 2002. The remaining provision of $301,000 is included in accrued expenses in the accompanying condensed consolidated balance sheet.

5. Legal Proceedings

Please refer to “Part II — Other Information — Item 1 — Legal Proceedings” of this report for a discussion of legal proceedings.

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

7. Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company is required to discontinue goodwill amortization. The Company wrote off all of its goodwill in the first quarter of 2001. The Company’s other intangible assets, which consist of patents with a gross carrying amount of $7.8 million and accumulated amortization of $1.6 million at September 30, 2002, continue to be amortized over their expected useful lives ranging from 4 to 17 years.

Aggregate amortization expense on patents was approximately $277,000 and $278,000 for the quarter ended September 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years.

The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

	Three Months Ended		Nine Months ended
	September 30,		September 30

	2002	2001	2002	2001

Reported net loss	$(2,223)	$(1,096)	$(5,424)	$(208,586)
Add back: goodwill amortization, net of tax effect	—	—	—	8,716

Adjusted net loss	$(2,223	$(1,096)	$(5,424)	$(199,870)

Basic and diluted earnings per share
As reported	(0.04)	(0.02)	(0.11)	(4.23)
As adjusted	(0.04)	(0.02)	(0.11)	(4.05)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2002 AND 2001 IS UNAUDITED)

8. Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net Loss	$(2,223)	$(1,096)	$(5,424)	$(208,586)
Unrealized gain (loss) on investments	53	—	(682)	—

Comprehensive loss	$(2,170)	$(1,096)	$(6,106)	$(208,586)

9. Stock Repurchase Programs

In April 2002, the Company announced that its Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $20 million in common stock over a six-month period. The Company repurchased 1.3 million shares of common stock for $5.6 million during the six-month period. The Company has retired these repurchased shares.

In October 2002, the Company announced that its Board of Directors approved a new stock repurchase plan authorizing the repurchase of up to $30 million in common stock over the ensuing six-month period.

10. Related Party Transactions

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

In May 2002, the Company received 1,411,000 shares of the Company’s common stock from Mr. Payne as payment in full of the promissory note executed in November 2000. The shares were recorded at cost as treasury stock in the quarter ended June 30, 2002 for the full value of notes receivable from Mr. Payne, net of reserve in the amount of $3,282,000 ($2.33 per share) and subsequently retired in the quarter ended September 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2002 AND 2001 IS UNAUDITED)

11. Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Stamps.com, NetStamps, Stamps.com Internet postage and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

Overview

Stamps.com™ provides easy, convenient and cost-effective Internet-based services for mailing letters or shipping packages or parcels anywhere in the United States at anytime. Our core mailing and shipping service is designed to allow individual consumers, home offices or small businesses to print US postage or shipping labels using any ordinary PC, any ordinary inkjet or laser printer, and an Internet connection.

Internet Postage Services

We offer an Internet postage service targeted at consumers, home offices and small businesses. Service fee revenues for our Internet postage service are generated from a monthly convenience fee that we charge our customers, under two different pricing plans. Under the Simple Plan, a user purchases and prints postage at face value for a monthly convenience fee of 10% of the value of postage printed with a monthly minimum of $4.49. Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee that ranges from $15.99 to $18.99. Our ending Power Plan customers for the third quarter of 2002 were 50,400, up from 48,100 at the end of the second quarter of 2002 and up from 45,600 at the end of the third quarter 2001. We ended the third quarter of 2002 with approximately 281,000 active customers, up from approximately 277,000 at the end of the second quarter of 2002 and down from 285,000 customers at the end of the third quarter of 2001. The increase in customers during the third quarter of 2002 was a primarily related to a reduction in trial and base churn attributable in large part to our introduction to NetStamps. The year over year decline in customers was a result of limited customer acquisition spending during the fourth quarter of 2001 and the first and second quarters of 2002.

Recent Developments

On July 17, 2002, we launched NetStamps™, a new form of PC Postage that can be used just like regular stamps. The NetStamps feature allows customers to print sheets of generic postage that are not tied to a destination address and have no expiration date on any ordinary inkjet or laser printer. Since the launch in July 2002, we have seen a reduction in trial and base churn as well as increased revenues resulting from the sale of the special NetStamps labels.

The launch of NetStamps is a critical step in our plans to transform our product into a far easier, simpler and more compelling offering for the customer by reducing the time and effort required to become a Stamps.com customer and enhancing the overall experience.

On July 25, 2002, Jeffrey J. Brown resigned from our board of directors.

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. These policies require that we make estimates in the preparation of our consolidated financial statements.

Restructuring. We have recorded reserves in connection with restructuring programs. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Patents and Intangibles. We make estimates of the useful lives of our patents and other amortizable intangibles. These estimates are made using various assumptions that could change as economic and competitive conditions change. If events were to occur that would cause our assumptions to change, the amounts recorded as amortization would be adjusted.

Contingencies and Litigation. We are involved in various litigation matters as a claimant and as defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimatable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates. See (Note 5) of Notes to Financial Statements.

Results of Operations

Revenue. Revenue for the quarter ended September 30, 2002 was solely generated from the postage business due to the divestiture of the shipping operation in May of 2001. Revenue for the quarter includes monthly convenience fees, on-line store revenue, NetStamps label sales and advertising revenue. Revenue from the postage business for the three months ending September 30, 2002 was down 12% year over year to $4.0 million from $4.6 million in the third quarter ending September 30, 2001 primarily due to a decline in billable customers and a reduction of on-line store revenues. Revenue for the nine months ended September 30, 2002 decreased to $11.8 million from $14.9 million for the nine months ended September 30, 2001 primarily due to divestiture of the shipping operation in May of 2001 and the lower billable customer numbers noted above.

Cost of Revenues. Cost of revenues principally consists of customer service, promotional expenses, system operating costs and NetStamps fulfillment costs. Cost of revenues was $1.4 million for the three months ended September 30, 2002, compared to $2.0 million for the three months ended September 30, 2001. Cost of revenues was $3.8 million for the nine months ended September 30, 2002, compared to $7.0 million for the nine months ended September 30, 2001. The decrease in cost of revenues primarily related to reduced labor costs in our customer support and system operations, reduced promotional expenses and divestiture of the shipping operation in May of 2001.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense was $721,000 compared to $1.3 million for the three months ended September 30, 2002 and 2001, respectively. Sales and marketing expense was $1.7 million compared to $8.5 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in sales and marketing expense resulted from fewer sales and marketing personnel, lower customer acquisition levels, as well as a more focused spend of discretionary marketing dollars on programs that we feel will provide us with a higher return on investment.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our Internet postage services, expenditures for consulting services and third-party software expenses. Research and development expense for the three months ended September 30, 2002 was $1.2 million compared to $1.6 million for the three months ended September 30, 2001. Research and development expense for the nine months ended September 30, 2002 was $3.6 million compared to $7.9 million for the nine months ended September 30, 2001. The decrease in research and development expense was primarily due to increased cost control efforts, a reduction in research and development headcount and more focused spending on our core business technology.

General and Administrative. General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, and depreciation of equipment and software used for general corporate purposes. General and administrative expense for the three months ended September 30, 2002 increased to $4.3 million as compared to $3.9 million for the three months ended September 30, 2001 as a result of increased legal expenditures related to our current litigation. Please refer to “Part II — Other Information — Item 1 — Legal Proceedings” of this report for a discussion of legal proceedings. General and administrative expense for the nine months ended September 30, 2002 and 2001 was $12.0 million and $16.4 million, respectively. The decrease in year over year expense was primarily due to increased cost control efforts and our reduction in administrative headcount.

Amortization and write-off of goodwill and other intangibles. On May 18, 2001, we completed the sale of our iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the asset value attributed to iShip by us resulted in a non-cash charge of $321,000 in the third quarter of 2001. The third quarter charge of $321,000 was in addition to the non-cash charge of $163.6 million recorded in the first quarter of 2001 and $9.1 million recorded in the second quarter of 2001 related to our reduction of goodwill and other intangibles associated with the purchase of iShip.

Restructuring and Write-down Charges. During the third quarter of 2001 we continued to make cost cutting efforts, including the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that we feel will have a higher return on investment. We took a charge in the third quarter of 2001 of $250,000 consisting of restructuring employee severance, fixed asset write- offs and lease obligations for discontinued office space, and a credit of $1.7 million resulting from a better-than-expected outcome on the termination of certain contractual arrangements. Restructuring and writedown charges for the nine months ending September 30, 2001 was $25.4 million consisting of $22.7 million in restructuring employee severance, fixed asset write-offs and lease obligations for discontinued office space, $1.7 million related to the termination of certain contractual arrangements and $1.0 million related to the write-off of an investment in EncrypTix.

Deferred Compensation Amortization. During 1998 and 1999, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock for accounting purposes on the date of grant. This results in amortization expenses of deferred compensation over the period that these options vest, which ranges from three to four years from the date of grant. Deferred compensation amortization for the three months ended September 30, 2002 and 2001 was $9,000 and $319,000, respectively. Deferred compensation amortization for the nine months ended September 30, 2002 and 2001 was $284,000 and $2.5 million, respectively. This decrease was a result of fewer personnel at Stamps.com following our 2001 reductions in force as well as the sale of our iShip multi-carrier shipping service in May 2001.

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

Other Income (Expense). Other income (expense) primarily consists of interest income from cash equivalents and short and long term investments, less interest expense related to financing obligations. Other income (expense) for the three months ended September 30, 2002 and 2001 was $1.4 million and $2.4 million, respectively. This decrease is due to declining interest rates and a reduction in the amount of capital invested. Other income (expense) for the nine months ended September 30, 2002 and 2001 was $4.2 million and $32.0 million, respectively. This decrease was a reflection of the one-time gain related to the shutdown of EncrypTix in the first quarter of 2001 and to declining interest rates and a reduction in the amount of capital invested.

Liquidity and Capital Resources

As of September 30, 2002, we had approximately $190.2 million cash and cash equivalents, restricted cash, short-term and long-term investments. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In May 1999, we entered into a facility lease agreement for our then corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. In March 2000, we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17.0 million. In January 2002, we exited the Bellevue, Washington facility lease with exit payments of approximately $555,000 in December 2001 and $647,000 in January 2002. We are continuing to actively market all remaining excess space that resulted from our restructurings in 2000 and 2001.

In April 2002, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $20 million in common stock over a six-month period. We repurchased 1.3 million shares of common stock for $5.6 million during the six month period.

In October 2002, the Board of Directors approved a new stock repurchase plan authorizing the repurchase of up to $30 million in common stock over the ensuing six-month period.

Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 2002 as compared to net cash used in operating activities of $36.7 million for the nine months ended September 30, 2001. The change to net cash provided by operating activities from net cash used in operating activities resulted primarily from our cost-cutting activities, including the restructuring that took place in 2001, and collections of outstanding receivable balances.

Net cash used in investing activities was $41.2 million for the nine months ended September 30, 2002 as compared to net cash provided by investing activities of $87.2 million for the nine months ended September 30, 2001. The increase in net cash used in investing activities resulted primarily from the purchase of short-term and long-term investments during 2002.

Net cash used in financing activities was $4.0 million and $8.0 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash used in financing activities resulted primarily from the completion of capital lease obligations during the first quarter of 2002.

In consideration of our current business plan, we anticipate that our current cash balances will be sufficient to fund our operations through 2003 and beyond.

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

Our future profitability will depend, in part, on our ability to successfully implement our strategy of increasing the adoption of our Internet postage service. If revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Other factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as: (a) the costs of our marketing programs to establish and promote the Stamps.com brands; (b) the costs of defending ourselves in litigation; (c) the demand for our Internet postage; (d) our ability to develop and maintain strategic distribution relationships; (e) the number, timing and significance of new products or services introduced by us and by our competitors; (f) our ability to develop, market and introduce new and enhanced services on a timely basis; (g) the level of service and price competition; (h) the increases in our operating expenses; (i) US Postal Service regulation and policies relating to Internet Postage; and (j) general economic factors.

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

Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we had an accumulated deficit of $488.6 million as of September 30, 2002. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the nine months ended September 30, 2002, we generated $11.8 million in revenues which resulted in an operating loss of $9.7 million for that period. There are no guarantees that we will reach, or be able to maintain, profitability in the future.

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

Our current business strategy is focused on enhancing our core business of Internet postage services. This business strategy entails risks relating to our ability to attract our targeted customers to offset potential customer losses in other areas as a result of our reduction of fixed-cost marketing arrangements and the reduction of our marketing spending generally. There is no guarantee we will be able to effectively or efficiently implement our business strategy or that, if effectively implemented, our strategy will help us achieve profitability. Failure to execute our plan to attract new customers in high margin lines of business in significant numbers will adversely effect our financial condition and results of operations.

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

On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit sought unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that we are infringing one of the patents was dismissed with prejudice. On June 20, 2002, all remaining claims in the lawsuit were dismissed without prejudice.

On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes infringes four patents we own. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware.

Stamps.com’s claims that Pitney Bowes ClickStamp Online and six of the Pitney Bowes DM Series Mailing Systems infringe our patents and Pitney Bowes’ claims that Stamps.com Internet Postage infringes their patents are scheduled for a May 7, 2003, pre-trial conference, Markman hearing and hearing on dispositive motions.

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

On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name “stamps.com” away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop’s ownership of the “stamps.com” domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, we filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. Cybershop later filed third and fourth amended complaints. On February 13, 2002, the court granted our summary judgment motion and dismissed all of Cybershop’s pending claims against us with prejudice. On September 25, 2002, the Court granted part of Cybershop’s motion asking the court to reconsider its decision. Cybershop’s one surviving claim against us, for quiet title in the domain name “stamps.com,” is scheduled for docket call on December 6, 2002.

The final outcome of the litigation is uncertain, and we can give no assurance that Cybershop and its general partners will not prevail. Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name stamps.com could prevent us from using the domain name stamps.com and could require a change of name of the Company, severely harming our business or causing it to fail.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, like confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 43 issued US patents, 58 pending US patent applications, 12 international patents and 23 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of less than 70 days at September 30, 2002. Our cash equivalents and investments, net of restricted cash, approximated $186 million and had a related weighted average interest rate of 3.96%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

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

On September 18, 2000 Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping. The suit sought unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that we are infringing one of the patents was dismissed with prejudice. On June 20, 2002, all remaining claims in the lawsuit were dismissed without prejudice.

On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California, alleging that Pitney Bowes infringes four patents we own. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware.

Stamps.com’s claims that Pitney Bowes ClickStamp Online and six of the Pitney Bowes DM Series Mailing Systems infringe our patents and Pitney Bowes’ claims that Stamps.com Internet Postage infringes their patents are scheduled for a May 7, 2003, pre-trial conference, Markman hearing and hearing on dispositive motions.

The outcome of our litigation against Pitney Bowes is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suits against us. Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet postage services and severely harm our business or cause it to fail.

On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name “stamps.com” away from Cybershop and subsequently transferred it to us. The third party is also a named defendant in the suit. The complaint seeks legal resolution and recognition of Cybershop’s ownership of the “stamps.com” domain name and seeks unspecified monetary damages against the third party. On January 9, 2001, we filed a motion to dismiss the suit. On February 16, 2001, Cybershop filed an amended complaint, alleging new causes of action, including conversion, invasion of privacy, trespass, and private nuisance, and seeking declaratory judgment for return of the domain name registration to Cybershop. Cybershop later filed third and fourth amended complaints. On February 13, 2002, the court granted our summary judgment motion and dismissed all of Cybershop’s pending claims against us with prejudice. On September 25, 2002, the Court granted part of Cybershop’s motion asking the court to reconsider its decision. Cybershop’s one surviving claim against us, for quiet title in the domain name “stamps.com,” is scheduled for docket call on December 6, 2002.

The final outcome of the litigation is uncertain, and we can give no assurance that Cybershop and its general partners will not prevail. Success by Cybershop in its suit against us seeking damages and recognition of its ownership of the domain name stamps.com could prevent us from using the domain name stamps.com and could require a change of name of the Company, severely harming our business or causing it to fail.

In May and June, 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissionary damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, we moved to dismiss the consolidated amended class action complaint. The court has not yet ruled on this motion. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. CONTROLS AND PROCEDURES

(a)	The Company’s chief executive officer and chief financial officer has concluded that disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of the date of this report.

(b)	There have been no significant changes in Stamps.com Inc.’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC. (Registrant)

November 13, 2002	By:	/s/ KEN MCBRIDE

Ken McBride Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Form of Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Ken McBride, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stamps.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of September 30, 2002 (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ KEN MCBRIDE

Ken McBride Chief Executive Officer