Form 10-K
period 2002-12-31
STAMPS COM INC
filed 2003-03-28
CIK 1082923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-26427

Stamps.com Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0454966
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3420 Ocean Park Boulevard, Suite 1040

Santa Monica, California 90405

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 581-7200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange
Common Stock, $.001 par value	The Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of March 21, 2003, the approximate aggregate market value of voting common stock held by non-affiliates of the registrant was $187,344,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The Nasdaq National Market System on that date). As of March 21, 2003, there were approximately 44,605,773 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on June 25, 2003, to be filed with the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Report.

STAMPS.COM INC.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2002

i

PART I.

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. We cannot assure you that the expectations of future events will prove to be correct. Some of the factors that could cause actual results to differ materially from those expectations are disclosed in this document including, without limitation, in the “Risk Factors” beginning on page 9. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by this cautionary statement and you should not place undue reliance on any forward-looking statement. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe factors which affect our business, including the “Risk Factors”.

Stamps.com, NetStamps, Stamps.com Internet Postage, and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

ITEM 1.	BUSINESS

Overview

Stamps.com Inc. (the “Company” or “Stamps.com”) provides easy, convenient and cost-effective Internet-based services for mailing or shipping letters, packages or parcels anywhere in the United States and at anytime. Our core mailing and shipping service is designed to allow individual consumers, home offices or small businesses to print US postage or shipping labels using any PC, any ordinary inkjet or laser printer, and an Internet connection.

Recent Developments

During 2002, Stamps.com entered a new phase in the Company’s history. Our restructuring effort began in October 2000 and continued through most of 2001 and into 2002. By mid 2002, the Company had reduced its headcount by approximately 85%, and reduced its quarterly operating costs by 87% from the third quarter of 2000. The Company also spent the majority of 2002 transforming its core Internet Postage product, adding two new product features and releasing two new versions of its client. With the new products and product features, the Company has created new opportunities to strengthen its recurring revenue stream. The Company has also entered into new marketing partnerships to further increase distribution of its product offering.

In April 2002, the Board of Directors authorized the repurchase of up to $20.0 million of Stamps.com common stock over the following six months, and the Company repurchased 1.3 million shares of common stock for $5.6 million during this period. In October 2002, the Board authorized a second stock repurchase program for an additional six month period with a $30.0 million limit. During the fourth quarter, the Company repurchased approximately 4.4 million shares for $17.5 million under this program. For 2002, the Company has repurchased a total of 5.7 million shares, a reduction of over 11% of our April 2002 shares outstanding.

On July 17, 2002, the Company launched the first of two new product features with the release of NetStamps™. The release has been well received by our customer base with over $2,000,000 in NetStamps postage printed in less than three months. As of March 16, 2003, customers acquired since the July 17 release date have used NetStamps for 61% of their postage prints. NetStamps removes some product shortfalls found in our original Internet Postage product such as the customer not being able to print or use postage without being online, the requirement that the postage be tied to the destination address, and the fact that the postage must be mailed within 24 hours after the date that it is printed. NetStamps allows a customer to print generic postage of any value on special label stock that has 25 labels per an 8½ by 11 sheet of paper. The customer can print any value of postage from $.01 to $.37 and up. The postage does not expire and is not tied to the destination address so it can be printed and stored for later use. Additionally, NetStamps can be used for most classes of mail, expanding the number of mail classes that we support. For example, NetStamps now supports mail classes such as International, Book Rate, and Non-Profit.

In October 2002, the Company announced it had signed an expanded three-year strategic relationship with Microsoft Corporation. Separately, Stamps.com and Microsoft are also working to forge improved integration of Stamps.com’s online postage technology with Microsoft’s widely-used Word software. The enhanced electronic postage printing functionality is currently being tested in the Beta 2 version of Microsoft Office 11. Users who print envelopes using Microsoft Word 11 will be offered the option of checking a box to add electronic postage. When they do so, they will be able to print the address and postage on the envelope in a seamless one step process powered by Stamps.com, all without leaving the familiar Word interface. In addition, Microsoft users will benefit from features provided by Stamps.com such as adding graphics or company logos to a mail piece for a personalized or professional look; keeping track of postage use through reports and accounting codes; minimizing undeliverable mail through automatic address correction and verification; and automatic calculation of postage rates based on mail class and weight of mail piece. The integration with Microsoft is an important achievement in Stamps.com’s efforts to seamlessly integrate its postage solution into partner products and services.

On November 29, 2002 Stamps.com launched its Plain Paper Shipping feature within version 3.0 of its client software. This version of our software was designed to enhance shipping functionality, including the ability to print a shipping label with electronic delivery confirmation. Customers are now able to print a shipping label on a plain piece of 8½ by 11 printer paper. This eliminates the need to use special 3-part labels and reduces the risk of misprinted postage. Using Stamps.com’s new Plain Paper Shipping Label allows customers to receive free electronic delivery confirmation with Priority Mail. Prior to this technology, the United States Postal Service (USPS) required separate confirmation labels that added an additional step to the process, and delivery confirmation cost an additional $.45 per package. Electronic signature confirmation and electronic delivery confirmation on other mail classes are also available at discounted rates with a $.40–$.50 savings per package. Customers may also track their packages within our software with a simple status check, thus eliminating the need to key in a long tracking number. As of March 16, 2003, customers acquired since the November 29 release date have used Plain Paper Shipping for 14% of their total postage prints. The Company will continue to focus its marketing efforts on leveraging this value-added shipping tool.

Corporate Information

Stamps.com was founded in September 1996 to investigate the feasibility of entering into the US Postal Service’s Information Based Indicia Program and initiate the certification process for our Internet Postage service. In January 1998, we were incorporated in Delaware as StampMaster, Inc. and changed our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999 and our common stock is listed on the Nasdaq NM under the symbol “STMP.”

Our principal executive offices are located at 3420 Ocean Park Boulevard, Suite 1040, Santa Monica, California 90405, and our telephone number is (310) 581-7200.

Stamps.com Internet Mailing and Shipping Services

Stamps.com’s Service.    Our US Postal Service approved Internet Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes or labels using ordinary laser or inkjet printers. Our service requires no additional hardware—the user’s existing PC, printer and Internet connection are sufficient. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week from their PCs. When a customer purchases postage for use through our service, they pay face value, and the funds are transferred directly from the customer to the US Postal Service. We charge the customers a monthly convenience fee for use of our service. We currently have two separate pricing plans to address the needs of different customers. The Simple Plan targets lower usage customers with a monthly convenience fee of 10% of the value of postage printed, with a monthly minimum of $4.49. The Power Plan targets higher usage customers with a fixed monthly convenience fee of $15.99, regardless of volume of postage printed with our service. During 2002, we introduced two new features to improve the value proposition of our service. The first feature, NetStamps, allows customers to print sheets of special postage on blank label stock that can be used just like regular stamps and are not tied to a delivery address and do not have an expiration date. The second feature, Plain Paper Shipping Labels, allows customers to print a shipping label on plain 8½ by 11 printer paper, eliminating the need for special forms. In addition, customers can add electronic delivery confirmation, to priority mail packages for free—saving $0.45 per package.

Our technology meets strict US government security standards, and our service incorporates address verification technology that validates each address of the mail sent using our service against a database of all know addresses from the US Postal Service. In addition, our Internet Postage service is designed to integrate well into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

On October 22, 1999, we commercially launched our Internet Postage service. As of March 21, 2003, our customer base consisted of approximately 290,000 customers who have downloaded our software and registered for one of our service plans.

Overview of Our Industry

Growth of Internet Commerce

The small office/home office and small business markets represent a large and growing customer segment. According to a 2002 International Data Corporation report, there were a combined 41.9 million small businesses and home offices in the United States in 2001. For 2001, International Data Corporation reported that small businesses with less than 100 employees numbered 7.8 million, of which 77% had fewer than 10 employees. In addition, income generating home offices numbered 14.2 million and home offices used for corporate after-hours work or telecommuting numbered 24.1 million.

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

Traditional Postage Industry and the Emergence of Internet Postage

According to the US Postal Service Annual Report, the total postage market was approximately $66 billion in 2002, of which approximately $46 billion was represented by mail classes other than standard mail and periodicals (which our software does not support). The US Postal Service processed over 202 billion pieces of mail during its fiscal year 2002. The US Postal Service has experienced public demand for more convenient access to US Postal Service products and services, and has faced strong competition from overnight delivery services and online transaction services. The US Postal Service also has experienced lost revenue due to fraud committed using older technology of traditional postal meters.

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

The goals of the Information Based Indicia Program were to enhance user convenience with a new access channel for postage that was available 24 hours a day, seven days a week, while also enhancing the inherent security of the postage to reduce overall postage fraud. All Internet Postage products, including any subsequent enhancements or additional implementation of an existing product, must complete US Postal Service testing and evaluation to ensure operational reliability, financial integrity and security before becoming certified for commercial distribution. The Information Based Indicia Program also aims to produce mail that is processed more smoothly in order to reduce US Postal Service costs.

We believe that the Information Based Indicia Program has created an attractive alternative channel for the sale of postage, particularly to small offices, home offices and small businesses. We believe that our current customers have chosen our service over other forms of postage such as postage stamps or postage meters primarily to save time and to save costs.

The Certification Process

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

The entire approval process for Stamps.com took approximately two and one half years. In March 1997, we submitted our letter of intent to join the Information Based Indicia Program. From March 1997 through August 1998, we progressed through the first eight stages of the US Postal Service certification process. On August 24, 1998, the US Postal Service announced that we were approved for beta testing and our Internet Postage service became the first software-only postage solution approved by the US Postal Service for market testing. Between August 24, 1998 and August 9, 1999, we successfully completed the three-phase beta testing required by the US Postal Service’s certification process. On August 9, 1999, we became the first software-only Internet Postage solution approved for commercial release by the US Postal Service.

On July 17, 2002, we successfully launched NetStamps and became the first provider of this PC Postage technology. Approval for NetStamps followed years of development efforts, including a six-month beta field test. Additionally, on November 29, 2002, we launched our Plain Paper Shipping feature after significant development efforts.

Our Marketing of Internet Postage

Our Internet Postage service is currently targeted primarily at small businesses, home offices and individuals. We market our Internet Postage service in several ways, including the following:

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

Software Partner Channel.    In this channel, we make a copy of our free software available on a partner’s CD-ROM that gets distributed to their existing or prospective customers. We have partnerships with companies who offer small business productivity software, financial software or Internet services. For example, we currently have such partnerships with Elibrium, Peachtree and Earthlink.

Hardware Partner Channel.    In this channel, we make a copy of our free software available along with a partner’s hardware device. We have partnerships with companies who offer printers that are used by small businesses, and label makers that can print Internet Postage. For example, we currently have such partnerships with Hewlett Packard and Dymo.

Retail Partner Channel.    In this channel, we make a copy of our free software or a marketing brochure available at a partners’ retail location. We have partnerships with companies who sell office supplies and computer equipment at retail. For example, we currently have such partnerships with Office Depot and CompUSA. We also have marketing display units at approximately 3,000 retail post offices through our partnership with the US Postal Service.

Affiliate Channel.    In this channel, we utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with Stamps.com. Our affiliate channel is currently managed by Be Free, Inc. We offer financial incentives for these small businesses and individuals to drive traffic to our Web site. We currently have approximately 50,000 affiliates in our program.

Direct Mail.    In this channel we send direct mail pieces to prospective SOHO customers. We purchase targeted prospect lists from third parties or obtain prospect lists form our partners. We started to test direct mail during 2002 and plan to continue to test the economic viability of this channel during 2003.

Remarketing.    In this channel, we market our service to former customers. Our remarketing efforts are generally focused on the new features which may relate to the reasons former customers stopped using our service. We utilize both e-mails and physical mail pieces to communicate the new features of our products to our former customers.

NetStamps Promotional Paper.    We recently designed a marketing device we call NetStamps promotional paper that contains 10 sample NetStamps labels and a marketing message. We are investigating the economics of distributing the paper through newspaper inserts, magazines and insertion into e-commerce shipments.

Our Competition

We compete with traditional methods of creating postage, such as postage stamps or postage meters, and we also compete with other Internet Postage providers, including Neopost Industrie, Pitney Bowes and Envelope Manager. Based on current information available from the US Postal Service, we believe that we have over 80% of total Internet Postage customers.

The following is a summary of our current competitors in the PC Postage, or Information Based Indicia Program:

Neopost Industrie.    Neopost is a large French postage company with a US presence in the traditional postage meter industry. Neopost has a commercially available specialty metering device, Simply Postage PROmail, that can be attached to a user’s PC and allows a user to download postage to the device from the Internet. This specialty metering device is not regulated by the open system Information Based Indicia Program because it does not allow for the printing of postage from standard inkjet or laser printers. In February 2003, Neopost announced that they would no longer offer or support the Simply Postage PROmail product.

Envelope Manager.    Envelope Manager is a small private US based company that launched a software-based Internet Postage service commercially in 2000.

Pitney Bowes, Inc.    Pitney Bowes is the current market leader in the traditional postage meter business and had approximately $4.4 billion in revenues in 2002. Pitney Bowes launched a software-based Internet Postage product in April 2000.

In addition to competing with Internet Postage vendors for market share of Internet Postage sales, we also compete with traditional postage methods including postage stamps and postage meters. We believe that customers choose our service over other postage methods primarily to save time and to save costs.

Our service saves customers time in a number of ways. First, our service allows a customer to apply postage to letters or packages at home or at the office, thus avoiding the time that would ordinarily be spent traveling to the post office. Second, our service has the ability to generate mass mailings quickly and easily, in a single step process. Finally, our service saves customers time because of its ability to integrate quickly and easily with most small business productivity applications such as word processors, financial applications and address books.

Our service saves customers cost in many ways. First, it cleanses all addresses for mailings sent using our service so postage is not wasted on undeliverable mail. Second, it avoids wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and distance to the destination. Third, the software provides the ability to track and control postage expenditures in a small office using cost codes. Additionally, the monthly service fees we charge are less than a traditional small business postage meter. Finally, customers using our service to ship packages with electronic delivery or signature confirmation save $0.40 to $0.50 per package compared to using regular confirmation services at the post office.

Overall, we may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is particularly true with respect to competitors such as Pitney Bowes, with greater financial, marketing, service, support, technical, intellectual property and other resources than us. Failure to maintain a competitive position within the market could seriously harm our business, financial condition and results of operations. For further discussion of the competitive risks, see “Risk Factors—If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes, our revenues and operating results will suffer.”

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

Research and Development.    Our research and development expenditures were $7.4 million, $33.1 million, $12.6 million and $4.8 million in 1999, 2000, 2001 and 2002, respectively.

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

Despite efforts to protect our intellectual property rights, we face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on our business. In particular, Pitney Bowes has sent formal comments to the US Postal Service asserting that intellectual property of Pitney Bowes related to postage metering and systems would be infringed by products meeting the requirements of the Information Based Indicia Program’s specifications. Furthermore, in June 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware (“Pitney I”). The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes’ amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.

On September 18, 2000, Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping (“Pitney II”). The suit sought unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that we are infringing one of the patents was dismissed with prejudice. On June 20, 2002, all remaining claims in the Pitney II lawsuit were dismissed without prejudice.

On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California (“Pitney III”), alleging that Pitney Bowes infringes four patents we own. The suit seeks treble damages, an injunction against further alleged infringement, attorneys’ fees and other unspecified damages. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware. We presently allege that Pitney Bowes’ ClickStamp Online service and at least five of Pitney Bowes’ DM Series Mailing Systems infringe the patents at issue in this suit.

On September 30, 2002 the court stayed all activity in the Pitney I and Pitney III cases pending the appointment of a Special Master. On October 15, 2002 the court appointed a Special Master and lifted the stay imposed on September 30, 2002. On December 13, 2002 the Special Master submitted a Scheduling Order to the court containing proposed dates for various remaining pretrial events in both the Pitney I and Pitney III cases, and permitting the court to set new trial dates in both actions. The Scheduling Order proposed a hearing on dispositive motions and claim construction to be conducted on June 3-5, 2003. The court has not yet executed that Scheduling Order or set new trial dates.

On December 4, 2002, Pitney Bowes filed a further patent infringement lawsuit against us in the United States District Court for the District of Delaware, alleging that our NetStamps postage product infringes four patents owned by Pitney Bowes. The suit seeks treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief. On January 23, 2003, we answered Pitney’s complaint, denying the allegations of patent infringement and asserting a number of affirmative defenses as well as a counterclaim alleging that Pitney Bowes’ DM Series Mailing Systems infringe three additional Stamps.com patents. In connection with our counterclaim, we also seek treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief. A trial date has not yet been set in this matter.

For a discussion of claims by Pitney Bowes and risks associated with intellectual property, please refer to “Risk Factors—Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage services and severely harm our business or cause it to fail” and “Legal Proceedings.”

On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name “stamps.com” away from Cybershop and subsequently transferred it to us. The complaint sought legal resolution and recognition of Cybershop’s ownership of the “stamps.com” domain name. On January 17, 2003, we agreed to terms to settle the Cybershop domain name lawsuit. Pursuant to the settlement, we will keep the domain name www.stamps.com and pay the plaintiffs an immaterial amount of cash.

Employees

As of December 31, 2002 we had 84 full-time employees, of which 25 were employed in research and development, 22 were employed in customer support, 8 were employed in sales and marketing and 29 were employed in administrative positions. None of our employees are represented by a labor union.

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

Our future profitability will depend on our ability to successfully implement our strategy of increasing the adoption of our Internet Postage service. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as: (a) the costs of our marketing programs to establish and promote the Stamps.com brands; (b) the costs of defending ourselves in litigation; (c) the demand for our Internet Postage; (d) our ability to develop and maintain strategic distribution relationships; (e) the number, timing and significance of new products or services introduced by us and by our competitors; (f) our ability to develop, market and introduce new and enhanced services on a timely basis; (g) the level of service and price competition; (h) our operating expenses; (i) US Postal Service regulation and policies relating to Internet Postage; and (j) general economic factors.

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

Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we had an accumulated deficit of $490.1 million as of December 31, 2002. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the twelve months ended December 31, 2002, we generated $16.3 million in revenues which resulted in an operating loss of $11.8 million for that period. There are no guarantees that we will reach profitability in the future. Overall, we will need to generate significant revenues and successfully implement our new business strategy to achieve and maintain profitability in the future.

We implemented pricing plans that may adversely affect our future revenues and margins.

Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. In order to attract customers in the future, we may run special promotions and offers such as discounts on fees, postage and supplies. We cannot be sure that customers will be receptive to future fee structures and special promotions that we may implement. Even though we have established a sizeable base of users, we still may not generate sufficient gross margins to become profitable. In addition, our ability to generate revenues or achieve profitability could be adversely affected by the special promotions or additional changes to our pricing plans.

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

Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel. Any of the individuals can terminate his or her employment with us at any time. If we lose key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. Further, we may be unable to retain the employees we currently employ or attract additional qualified personnel to replace those key employees that may depart. The failure to attract and retain the necessary personnel could seriously harm our business, financial condition and results of operations.

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

Our Internet Postage services must meet the commercial demands of our customers, which range from individuals to small businesses. We cannot be sure that our services will appeal to or be adopted by a wide range of customers. Moreover, our ability to obtain and retain customers depends, in part, on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we fail to meet the demands of our customers our results of operations will be adversely affected.

Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage services and severely harm our business or cause it to fail.

On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware (“Pitney I”). The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes’ amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.

On September 18, 2000, Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping (“Pitney II”). The suit sought unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that we are infringing one of the patents was dismissed with prejudice. On June 20, 2002, all remaining claims in the Pitney II lawsuit were dismissed without prejudice.

On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California (“Pitney III”), alleging that Pitney Bowes infringes four patents we own. The suit seeks treble damages, an injunction against further alleged infringement, attorneys’ fees and other unspecified damages. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware. We presently allege that Pitney Bowes’ ClickStamp Online service and at least five of Pitney Bowes’ DM Series Mailing Systems infringe the patents at issue in this suit.

On September 30, 2002 the court stayed all activity in the Pitney I and Pitney III cases pending the appointment of a Special Master. On October 15, 2002 the court appointed a Special Master and lifted the stay imposed on September 30, 2002. On December 13, 2002 the Special Master submitted a Scheduling Order to the court containing proposed dates for various remaining pretrial events in both the Pitney I and Pitney III cases, and permitting the court to set new trial dates in both actions. The Scheduling Order proposed a hearing on dispositive motions and claim construction to be conducted on June 3-5, 2003. The court has not yet executed that Scheduling Order or set new trial dates.

On December 4, 2002, Pitney Bowes filed a further patent infringement lawsuit against us in the United States District Court for the District of Delaware, alleging that our NetStamps postage product infringes four patents owned by Pitney Bowes. The suit seeks treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief. On January 23, 2003, we answered Pitney’s complaint, denying the allegations of patent infringement and asserting a number of affirmative defenses as well as a counterclaim alleging that Pitney Bowes’ DM Series Mailing Systems infringe three Stamps.com patents. In connection with our counterclaim, we also seek treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief. A trial date has not yet been set in this matter.

The outcome of all our litigation with Pitney Bowes is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suits against us. Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage services and severely harm our business or cause it to fail.

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

Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Our Internet host provider does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have experienced minor system interruptions in the past and may experience them again in the future. Any substantial interruptions in the future could result in the loss of data and could completely impair our ability to generate revenues from our service. We do not presently have a full disaster recovery plan in effect to cover the loss of facilities and equipment. In addition, we do not have a fail-over site that mirrors our infrastructure to allow us to operate from a second location. We have business interruption insurance; however, we cannot be certain that our coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions.

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

The market for Internet Postage products and services is new and is intensely competitive. At present, Pitney Bowes has a software-based product commercially available. If any of our competitors provide the same or similar service as we provide, our operations could be adversely impacted.

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

The success of our business will depend on the acceptance by customers of the Internet as a means for purchasing postage services.

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

Our corporate headquarters are located in a 26,000 square foot facility in Santa Monica, California under a lease expiring on May 31, 2004. We also have several properties under lease that are no longer occupied by Stamps.com, and which are either being sublet or marketed for sublet. We have an unoccupied 7,500 square foot office facility in Irvine, California under a lease expiring in March 2004; this property is being actively marketed for sublet. We also have approximately 64,000 square feet of facilities in Santa Monica, California under leases, the majority of which expire in May 2004, and the majority of which have been sublet. We have incorporated the costs related to excess facilities that are not occupied by Stamps.com into our restructuring charges.

ITEM 3.	LEGAL PROCEEDINGS

On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware (“Pitney I”). The suit originally alleged that we are infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes’ amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.

On September 18, 2000, Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we are infringing four patents owned by Pitney Bowes related to multi-carrier shipping (“Pitney II”). The suit sought unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that we are infringing one of the patents was dismissed with prejudice. On June 20, 2002, all remaining claims in the Pitney II lawsuit were dismissed without prejudice.

On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California (“Pitney III”), alleging that Pitney Bowes infringes four patents we own. The suit seeks treble damages, an injunction against further alleged infringement, attorneys’ fees and other unspecified damages. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware. We presently allege that Pitney Bowes’ ClickStamp Online service and at least five of Pitney Bowes’ DM Series Mailing Systems infringe the patents at issue in this suit.

On September 30, 2002 the court stayed all activity in the Pitney I and Pitney III cases pending the appointment of a Special Master. On October 15, 2002 the court appointed a Special Master and lifted the stay imposed on September 30, 2002. On December 13, 2002 the Special Master submitted a Scheduling Order to the court containing proposed dates for various remaining pretrial events in both the Pitney I and Pitney III cases, and permitting the court to set new trial dates in both actions. The Scheduling Order proposed a hearing on dispositive motions and claim construction to be conducted on June 3-5, 2003. The court has not yet executed that Scheduling Order or set new trial dates.

On December 4, 2002, Pitney Bowes filed a further patent infringement lawsuit against us in the United States District Court for the District of Delaware, alleging that our NetStamps postage product infringes four patents owned by Pitney Bowes. The suit seeks treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief. On January 23, 2003, we answered Pitney’s complaint, denying the allegations of patent infringement and asserting a number of affirmative defenses as well as a counterclaim alleging that Pitney Bowes’ DM Series Mailing Systems infringe three additional Stamps.com patents. In connection with our counterclaim, we also seek treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief. A trial date has not yet been set in this matter.

The outcome of all our litigation against Pitney Bowes is uncertain. Therefore, we can give no assurance that Pitney Bowes will not prevail in its suits against us. Success by Pitney Bowes in its suits against us alleging patent infringement could prevent us from offering our Internet Postage services and severely harm our business or cause it to fail.

On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name “stamps.com” away from Cybershop and subsequently transferred it to us. The complaint sought legal resolution and recognition of Cybershop’s ownership of the “stamps.com” domain name. On January 17, 2003, we agreed to terms to settle the Cybershop domain name lawsuit. Pursuant to the settlement, we will keep the domain name www.stamps.com and pay the plaintiffs an immaterial amount of cash.

In May and June, 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissionary damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, we moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice. In February of 2003, the court denied our motion to dismiss the consolidated amended class action complaint.

In addition to the class action lawsuits against us, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming us) followed publicized reports that the SEC was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. We have placed our underwriters on notice of our rights to indemnification, pursuant to our agreements with the underwriters. We have also provided notice to our directors and officers insurers, and believe that we have insurance applicable to the lawsuits. We also believe that the claims against us and our officers and directors are without merit, and intend to defend the lawsuits vigorously.

We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has traded on The Nasdaq National Market under the symbol “STMP” since June 25, 1999. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sales prices reported on The Nasdaq National Market for our common stock for the periods indicated.

	High	Low
Fiscal 1999
Second Quarter (June 25, 1999 through June 30, 1999)	$17.50	$13.25
Third Quarter	$48.00	$22.25
Fourth Quarter	$88.25	$30.69

Fiscal 2000
First Quarter	$47.50	$19.31
Second Quarter	$16.75	$7.31
Third Quarter	$7.94	$3.56
Fourth Quarter	$3.94	$2.25

Fiscal 2001
First Quarter	$3.91	$2.28
Second Quarter	$3.75	$2.70
Third Quarter	$3.49	$2.15
Fourth Quarter	$3.87	$2.23

Fiscal 2002
First Quarter	$4.47	$3.57
Second Quarter	$5.01	$4.07
Third Quarter	$4.70	$3.77
Fourth Quarter	$4.75	$3.83

Fiscal 2003
First Quarter (through March 21, 2003)	$4.49	$3.97

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 31, 2002 and (ii) March 21, 2003.

Closing Price
December 31, 2002	$4.67
March 21, 2003	$4.20

Holders

As of March 21, 2003, there were approximately 1,372 stockholders of record and approximately 44,605,773 shares of our common stock issued and outstanding.

Dividend Policy

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain all available funds for use in the operation and expansion of our business and we do not currently anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during the quarter ended December 31, 2002.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected statement of operations data for the three years ended December 31, 2002 and the balance sheet data as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements and notes thereto, included elsewhere herein. The selected statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 were derived from our audited financial statements, which are not included in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included elsewhere in this report.

	Year Ended December 31,				Period from January 9, 1998 (Inception) to December 31, 1998
	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$16,329	$19,427	$15,234	$358	$—
Cost of sales	5,328	7,954	23,691	2,430	—
Research and development	4,790	12,578	33,051	7,363	1,532
Sales and marketing	2,509	9,684	72,966	35,208	632
General and administrative	15,467	33,036	102,191	14,333	2,016
Impairment of goodwill	—	163,634	—	—	—
Provision for loss on loan with former officer	—	—	3,346	—	—
Restructuring charges(2)	—	25,974	11,475	—	—
Loss from operations(1)	(11,765)	(233,433)	(231,486)	(58,976)	(4,180)
Interest income (expense), net	4,893	10,062	18,436	2,489	(16)
Other income, net	25	—	—	—	—
Gain from shut down of EncrypTix(3)	—	23,195	—	—	—
Loss from sale of iShip(1)	—	(9,397)	—	—	—
Net loss	$(6,847)	$(209,573)	$(212,949)	$(56,487)	$(4,196)
Basic and diluted net loss per share	$(0.14)	$(4.14)	$(4.54)	$(2.59)	$(.85)
Weighted average shares outstanding used in basic and diluted per-share calculation	49,291	50,645	46,888	21,824	4,956

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and investments	$172,714	$192,924	$247,939	$374,746	$3,470
Working capital	99,410	185,786	234,645	390,357	1,385
Total assets	188,951	222,586	486,938	410,442	4,425
Line of credit, capital lease obligations and other long-term liabilities	—	98	9,114	1,951	1,473
Total stockholders’ equity (deficit)	186,336	217,259	422,681	401,598	(3,951)

(1)	See the acquisition, investment in and sale of subsidiary footnote beginning on page F-12.
(2)	See restructuring footnote beginning on page F-17.
(3)	See change in ownership and shutdown of subsidiary footnote beginning on page F-13.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results including those set forth in “Risk Factors” beginning on page 9 of this report.

Overview

Stamps.com™ provides easy, convenient and cost-effective Internet-based services for mailing or shipping letters, packages or parcels anywhere in the United States and at anytime. Our core mailing and shipping service is designed to allow individual consumers, home offices or small businesses to print US postage or shipping labels using any ordinary PC, any ordinary inkjet or laser printer, and an Internet connection.

In October 2000, we began to implement a business strategy to decrease our operating losses and enhance our ability to achieve profitability. This strategy involved an initial restructuring that reduced our total number of employees by approximately 40% to 315 employees. We also implemented other cost-cutting programs, including a significant reduction and redeployment of our sales and marketing expenses to those programs that demonstrated the best return on investment.

During 2001, we continued to execute our strategy by reducing the total number of employees by approximately 50% to 150 employees in February 2001 and by an additional 25% to approximately 70 employees in August 2001. We also sold the iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million in May 2001.

With the restructuring completed, we spent the majority of 2002 transforming our core Internet Postage product by adding two significant new product features. On July 17, 2002 we launched NetStamps. NetStamps allows a customer to print generic postage of any value on special label stock that has 25 labels per an 8½ by 11 sheet of paper. The customer can print any value of postage from $.01 to $.37 and up. The postage does not expire and is not tied to the destination address so it can be printed and stored for later use. Additionally, the postage can be used for any class of mail which allows us to expand beyond our previously supported classes of mail to include such mail classes as International, Book Rate, and Non-Profit.

One of the more significant results of the NetStamps launch is the incremental revenue generated by the sale of these special stock labels. Each NetStamps sheet contains 25 labels and is sold in packs of 5 sheets. In both the third and fourth quarters of 2002 we experienced strong NetStamps label sales of approximately $495,000 and $440,000, respectively. This equates to approximately 473,000 sheets sold in the third quarter and approximately 422,000 sheets sold in the fourth quarter of 2002.

On November 29, 2002 we launched our Plain Paper Shipping feature within version 3.0 of our client software. This version of our software was designed to enhance shipping functionality, including the ability to print a shipping label with electronic delivery confirmation. Customers are now able to print a shipping label on a plain piece of 8½ by 11 printer paper. This eliminates the need to use 3-part labels and reduces the risk of misprinted postage. Using our new Plain Paper Shipping Label allows customers to receive free electronic delivery confirmation with Priority Mail. Prior to this technology, the United States Postal Service (USPS) required separate confirmation labels that added an additional step to the process, and delivery confirmation cost an additional $.45 per package. Electronic signature confirmation and electronic delivery confirmation on other mail classes are also available at discounted rates with a $.40-$.50 savings per package. Customers may also track their packages within our software with an easy status check, thus eliminating the need to key in a long tracking number. As of March 16, 2003, customers acquired since the November 29 release date have used Plain Paper Shipping for 14% of their total postage prints.

In October 2002, we announced an expanded three-year strategic relationship with Microsoft Corp. Separately, we are also working to forge improved integration of Stamps.com’s online postage technology with Microsoft’s widely-used Word software. The enhanced electronic postage printing functionality is currently being tested in the Beta 2 version of Microsoft Office 11. Users who print envelopes using Microsoft Word 11 will be offered the option of checking a box to add electronic postage. When they do so, they will be able to print the address and postage on the envelope in a seamless one step process powered by Stamps.com, all without leaving the familiar Word interface. Microsoft users will also benefit from features provided by our service such as adding graphics or company logos to a mail piece for a personalized or professional look; keeping track of postage use through reports and accounting codes; minimizing undeliverable mail through automatic address correction and verification; and automatic calculation of postage rates based on mail class and weight of mail piece.

On April 18, 2002, Lloyd I. Miller joined our board of directors, and on July 25, 2002, Jeffrey J. Brown resigned from our board of directors.

Internet Postage Services

We offer an Internet Postage service targeted at consumers, home offices and small businesses. Service fee revenues for our Internet Postage service are generated from a monthly convenience fee that we charge our customers, under two different pricing plans. Under the Simple Plan, a user purchases and prints postage at face value for a monthly convenience fee of 10% of the value of postage printed with a monthly minimum of $4.49. Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee of $15.99. We ended 2002 with approximately 285,500 active customers, up from approximately 280,000 at the end of 2001. The increase in customers during 2002 was primarily related to a reduction in trial and base churn attributable in large part to our July 2002 introduction of NetStamps. Revenues are also generated from sales of consumable such as NetStamps labels, from controlled access advertising to our existing customer base, and revenue share and bounty arrangements.

Results of Operations

Years Ended December 31, 2002 and 2001

Revenue.    2001 and 2002 revenue was derived primarily from three sources: (1) service fees charged to customers for the ability to print postage directly from their printer, (2) professional contract revenue, received from Mail Boxes Etc. USA, Inc., for shipping tools used by Mail Boxes Etc. USA, Inc. franchise locations and (3) other revenue, consisting of on-line store revenue, advertising revenue from controlled access advertising to our existing customer base, and revenue from the direct sale of consumables, such as NetStamps labels.

Total revenue decreased from $19.4 million to $16.3 million, or 16.0%, for the years ended December 31, 2001 and 2002, respectively. All three of the aforementioned sources of revenue declined in 2002. A decrease in service fee revenue was primarily due to a decline in customers throughout most months of 2002; this can be attributed to minimal marketing spend prior to our new product releases in the third and fourth quarters of 2002. The decline in professional contract revenue in 2001 relates to the Mail Boxes Etc. USA, Inc. agreement that was initiated in 2000 and terminated in January 2001. The decline in other revenue is primarily due to a reduction of the bounty that we earned under our agreement with Office Depot, which was amended in January 2002.

Cost of Revenues.    Cost of revenues principally consists of the cost of customer service, promotional expenses, and system operating costs. Cost of revenues decreased from $8.0 million for the year ended December 31, 2001, to $5.3 million for the year ended December 31, 2002, a decrease of 33.8%. The decrease is primarily due to increased automation and reduced labor costs in our customer support operations. We also reduced promotional expenses by decreasing the amount of free postage given to each new customer.

Research and Development.    Research and development expenses principally consist of compensation for personnel involved in the development of the Internet Postage and, in 2001, enterprise shipping service and expenditures for consulting services and third-party software. Research and development expenses for the year ended December 31, 2002 decreased to $4.8 million from $12.6 million for the year ended December 31, 2001, a decrease of 61.9%. The decrease in research and development expenses in 2002 is primarily due to increased cost control efforts and the reduction in headcount during 2001.

Sales and Marketing.    Sales and marketing expenses principally consist of costs associated with strategic relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses decreased from $9.7 million for the year ended December 31, 2001, to $2.5 million for the year ended December 31, 2002, a decrease of 74.2%. The decrease in sales and marketing expenses in 2002 resulted from a reduction in sales and marketing personnel in February and August of 2001, the termination of fixed-cost marketing deals during 2001, as well as a smaller and more focused spend of discretionary marketing dollars on programs that provide a higher return on investment.

General and Administrative.    General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of goodwill and deferred compensation. General and administrative expenses for the years ended December 31, 2002 and 2001 were $15.5 million and $196.7 million, respectively. The decrease in 2002 is due to cost control efforts and the reduction in headcount during 2001, and to a non-cash charge of $163.6 million in the first quarter of 2001 to reduce goodwill and other intangibles associated with the purchase of iShip in order to reflect the present value of future cash flows, net of estimated transaction costs.

Restructuring Charge.    In October 2000, we began our restructuring to more effectively focus on core business opportunities in the postage and shipping industries. As a part of that restructuring, we eliminated approximately 85% of the workforce through 3 rounds of layoffs, terminated our fixed-cost marketing agreements and disposed of excess assets. The resulting restructuring charge for the year ended December 31, 2001 was $26.0 million. This charge consists primarily of employee severance, reserves established for exiting contractual arrangements and leases, and property and equipment write-offs.

Interest Income (Expense), Net.    Interest income (expense), net consists of income from cash equivalents and investments, net of interest expense related to financing obligations. Net interest income for the years ended December 31, 2002 and 2001 were $4.9 million and $10.1 million, respectively. This decrease is due to the continued decline of interest rates in 2002 and a reduction of invested capital as a result of share repurchases during 2002.

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

Sales and Marketing.    Sales and marketing expenses principally consist of costs associated with strategic relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses decreased from $73.0 million for the year ended December 31, 2000, to $9.7 million for the year ended December 31, 2001. The decrease in sales and marketing expenses resulted from a reduction in sales and marketing personnel, the termination of fixed-cost marketing deals as well as a more focused spend of discretionary marketing dollars on programs that provide a higher return on investment.

General and Administrative.    General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of goodwill and deferred compensation. General and administrative expenses for the years ended December 31, 2001 and 2000 were $196.7 million and $105.5 million, respectively. The increase is due to a non-cash charge of $163.6 million in the first quarter of 2001 to reduce goodwill and other intangibles associated with the purchase of iShip to reflect the present value of future cash flows, net of estimated transaction costs.

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

Liquidity and Capital Resources

As of December 31, 2002 and 2001, we had approximately $172.7 million and $192.9 million in cash, restricted cash and short-term and long-term investments, respectively. In June 1999, we completed our initial public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $11.00 per share. The net proceeds from the offering were $10.23 per share, or $58.8 million in the aggregate. In December 1999, we completed a follow-on public offering in which the underwriters sold to the public 5,750,000 shares of common stock at $65.00 per share. Our net proceeds from the offering were $61.83 per share, or $355.5 million in the aggregate. We regularly invest excess funds in short and long term government and corporate securities as well as money market funds and commercial paper and do not engage in hedging or speculative activities.

In May 1999, we entered into a facility lease agreement for the corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. In March 2000 we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17.0 million. In January 2002, we exited the Bellevue, Washington facility lease with exit payments of approximately $555,000 in December 2001 and $647,000 in January 2002. The Company continues to sublet building spaces vacated as a result of the reduction in workforce and is currently marketing vacated space. Management believes that tenants will be secured for unoccupied facilities that will reduce operating lease expenses by $1.0 million and $323,000 for years 2003 and 2004, respectively.

Net cash provided by operating activities was $1.4 million for the year ended December 31, 2002 as compared to net cash used by operating activities of $38.8 million for the year ended December 31, 2001. The increase in net cash provided by operating activities resulted primarily from cost-cutting activities, including the reduction in employees in 2001 and continued significant reduction and redeployment of our sales and marketing expenses to those programs that have demonstrated higher returns on investment.

Net cash used in investing activities was $16.9 million for the year ended December 31, 2002 as compared to net cash provided by investing activities of $78.7 million for the year ended December 31, 2001. The increase in net cash used in investing activities resulted primarily from the purchase of long-term investments in 2002.

Net cash used in financing activities was $21.4 million and $7.8 million for the years ended December 31, 2002 and 2001, respectively. The increase in net cash used in financing activities resulted primarily from the repurchase of common stock during 2002.

In April 2002, the Board of Directors authorized the repurchase of up to $20.0 million of our common stock over the following six months, and we repurchased 1.3 million shares of common stock for $5.6 million under that program. In October 2002, the Board authorized a second stock repurchase program for up to $30 million of our common stock for an additional six month period. Subsequently, during the fourth quarter, we repurchased approximately 4.4 million shares for $17.5 million. During 2002, we repurchased a total of 5.7 million shares, a reduction of over 11% of our shares outstanding from April 2002.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at December 31, 2002 (in thousands):

Operating
Years ending December 31:
2003	$1,743
2004	632

$2,375

In consideration of our current business plan, we anticipate that our current working capital will be sufficient to fund our operations through 2002 and beyond.

Recent Accounting Pronouncements

In June 2001, the the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, did not have a material impact on the financial position or results of operations of the Company.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement in December 2002 and its adoption did not have a material impact on our financial position, results of operations or cash flows.

Critical Accounting Policies

General.    The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to patents, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Restructuring.    We have recorded reserves in connection with our restructuring programs. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Patents and Intangibles.    The Company makes estimates of the estimated useful lives of its patents and other amortizable intangibles. These estimates are made using various assumptions that could change as economic and competitive conditions change. If events were to occur that would cause the Company’s assumptions to change, the amounts recorded as amortization would be adjusted.

Contingencies and Litigation.    The Company is involved in various litigation matters as a claimant and as defendant. The Company records any amounts recovered in these matters when collection is certain. The Company records liabilities for claims against it when the losses are probable and estimatable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates. See (Note 14) of Notes to Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of less than 255 days at December 31, 2002. Our cash equivalents and investments, net of restricted cash, approximated $168.9 million and had a related weighted average interest rate of 1.8%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, schedules and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors.    We incorporate by reference the information under the caption “Proposal One: Election of Directors,” appearing in our proxy statement for our 2003 annual meeting of stockholders.

(b)  Identification of Key Executive Officers.    We incorporate by reference the information under the caption “Management,” appearing in our proxy statement for our 2003 annual meeting of stockholders.

(c)  Compliance with Section 16(a) of the Exchange Act.    We incorporate by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2003 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information under the caption “Executive Compensation and Related Information,” appearing in our proxy statement for our 2003 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate by reference the information under the caption “Beneficial Ownership of Securities,” appearing in our proxy statement for our 2003 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information under the heading “Certain Relationships and Related Transactions,” appearing in our proxy statement for our 2003 annual meeting of stockholders.

ITEM 14.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3.    Exhibits.    The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company.(1)

4.1	Specimen common stock certificate.(1)

10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)

10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)

10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(1)

10.4	1999 Stock Incentive Plan.(1)

10.5	1999 Employee Stock Purchase Plan.(1)

10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1)

10.7	Lease Agreement, dated August 27, 1998, between the Company and Spieker Properties, L.P. and Amendment No. One, dated January 8, 1999.(1)

10.8	Master Lease Agreement between the Company and FirstCorp, dated June 5, 1998.(1)
10.9	Lease, dated April 12, 1999, between the Company and Spieker Properties, L.P.(1)

10.10+	Distributor Agreement, dated January 15, 1999, between the Company and Office Depot, Inc.(1)

10.11+	Distributor Agreement, dated March 11, 1999, between the Company and Dymo-Costar Corporation.(1)

10.12	License Agreement, dated May 13, 1999, between the Company and Mohan Ananda.(1)

Exhibit Number	Description

10.13	Lease Agreement dated as of May 7, 2000 between Sterling Realty Organization Co. and iShip.com, Inc.(5)

10.14	Amended and Restated Loan Repayment Agreement dated as of August 10, 2000 by and among the Company, Salomon Smith Barney Inc. and John M. Payne.(6)

10.15	Revolving Note Secured by Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(6)

10.16	Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(6)

10.17	Separation Letter Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

10.18	Consulting Services Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

10.19	Confidential Information and Invention Assignment Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

10.20	Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(7)

10.21	Note Secured by Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(7)

10.22	Amendment dated February 13, 2001 to the December 20, 2000 Separation Letter Agreement by and between the Company and John M. Payne.*

10.23+	Asset Purchase Agreement dated April 27, 2001 by and between the Company and E-Stamp Corporation.(9)

10.24+	Amendment to the Online Store Outsourcing Agreement dated January 31, 2002 by and between the Company and Office Depot, Inc.(10)

21.1	Subsidiaries of the Company.(3)

23.1	Consent of Ernst & Young LLP.(11)

23.2	Notice Regarding Consent of Arthur Andersen LLP.(11)

24.1	Power of Attorney by G. Bradford Jones.(11)

24.2	Power of Attorney by Mohan Ananda.(11)

24.3	Power of Attorney by Lloyd I. Miller.(11)

99.1	Form of Notice of Grant of Stock Option.(3)

99.2	Form of Stock Option Agreement.(3)

99.3	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control.(3)

99.4	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right.(3)

99.5	Form of Stock Issuance Agreement.(3)

99.6	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control.(3)

99.7	Form Automatic Stock Option Agreement.(3)

99.8	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial).(3)

99.9	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual).(3)

99.10	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(3)

Exhibit Number	Description

99.11	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(3)

99.12	iShip.com, Inc. Amended and Restated 1997 Stock Plan.(4)

99.13	Form of Option Assumption Agreement (iShip.com, Inc. Option Shares).(4)

99.14++	Mutual General Release, dated March 7, 2001, by and between the Company and DraftWorldwide, Inc., and Joint Stipulation of Dismissal.*

99.15	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

99.16	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on April 26, 1999, as subsequently amended (File No. 333-77025).
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on November 2, 1999, as subsequently amended (File No. 333-90115).
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333- ).
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333- ).
(5)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000 (File No. 000-26427).
(6)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 000-26427).
(7)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (File No. 000-26427).
(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A, originally filed with the Securities and Exchange Commission on April 27, 2001 (File No. 000-26427).
(9)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001 (File No. 000-26427).
(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 29, 2002 (File No. 000-26427).
(11)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.
*	Previously filed.
+	Confidential treatment requested and received as to certain portions.
++	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

On June 27, 2002, Stamps.com filed a report on Form 8-K, which reported under Item 4 the appointment of Ernst & Young LLP as Stamps.com’s independent public accountants, replacing Arthur Andersen LLP. The Company dismissed Arthur Andersen LLP on the same date.

On October 3, 2002, Stamps.com filed a report on Form 8-K, which reported under Item 5 that the Court in Cybershop’s domain name lawsuit against Stamps.com changed part of its summary judgment order. The Court had previously ordered that all twelve of Cybershop’s claims, and all three of Stamps.com’s counterclaims be dismissed. The Court’s new order allowed Cybershop to maintain one of its claims, for quiet title, and allowed Stamps.com to maintain its counterclaims for declaratory judgment and betterments and improvements.

On January 23, 2003, Stamps.com filed a report on Form 8-K, which reported under Item 5 that Stamps.com and the plaintiffs agreed to terms to settle the Cybershop domain name lawsuit. Stamps.com kept the domain name www.stamps.com and paid the plaintiffs an immaterial amount of cash.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders of Stamps.com Inc.:

We have audited the accompanying consolidated balance sheet of Stamps.com Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Stamps.com Inc., for the fiscal years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 7, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stamps.com Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, Stamps.com Inc. changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 during the first quarter of fiscal 2002. As discussed above, the financial statements of Stamps.com Inc. as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been updated to include the transitional disclosures required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 3 for fiscal 2001 and 2000 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill that are no longer being amortized to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related net loss-per-share amounts. Our audit procedures with respect to the disclosures in Note 3 for fiscal 2001 and 2000 included (i) agreeing the goodwill and amortization amounts and the gross intangible assets and accumulated amortization amounts to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 and 2000 in Note 3 related to the transitional disclosures of SFAS No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company’s financial statements for fiscal 2001 and 2000 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company’s fiscal 2001 and 2000 financial statements taken as a whole.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 6, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Stamps.com Inc. filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of December 31, 2000, referred to in this report has not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Stamps.com Inc.:

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stamps.com Inc., and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/    ARTHUR ANDERSEN LLP

Los Angeles, California

February 7, 2002

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$64,775	$101,703
Restricted cash	3,809	6,767
Short-term investments	32,072	76,921
Trade accounts receivable	662	1,064
Other accounts receivable	313	936
Note receivable from former officer, net of allowance of $3,346 in 2001	—	3,181
Other current assets	394	541

Total current assets	102,025	191,113
Property and equipment, net	6,086	11,076
Trademarks and patents, net of accumulated amortization of $1,917 in 2002 and $807 in 2001	5,878	6,950
Long-term investments	72,058	7,533
Other assets	2,904	5,914

Total assets	$188,951	$222,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$—	$98
Accrued expenses	2,615	5,229

Total current liabilities	2,615	5,327

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 95,000 in 2002 and 2001
Issued and outstanding shares of 44,455 in 2002 and 50,731 in 2001	44	50
Additional paid-in capital	675,831	700,455
Note receivable from stock sales	—	(101)
Deferred compensation	(9)	(314)
Accumulated deficit	(490,052)	(483,205)
Accumulated other comprehensive income	522	374

Total stockholders’ equity	186,336	217,259

Total liabilities and stockholders’ equity	$188,951	$222,586

See accompanying notes.

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenues:
Service revenue	$14,867	$16,306	$8,682
Professional contract revenue	—	500	3,085
Other revenue	1,462	2,621	3,467

Total revenue	16,329	19,427	15,234

Cost of revenues	5,328	7,954	23,691

Gross profit	11,001	11,473	(8,457)
Expenses:
Research and development	4,790	12,578	33,051
Sales and marketing	2,509	9,684	72,966
General and administrative	15,467	33,036	102,191
Impairment of goodwill	—	163,634	—
Provision for loss on loan to former officer	—	—	3,346
Restructuring and writedown charges	—	25,974	11,475

Total expenses	22,766	244,906	223,029

Loss from operations	(11,765)	(233,433)	(231,486)
Other income (expense):
Interest expense	(9)	(39)	(766)
Interest income	4,902	10,101	19,202
Gain from shut down of EncrypTix	—	23,195	—
Loss from sale of iShip	—	(9,397)	—
Other income	25	—	101

Net loss	$(6,847)	$(209,573)	$(212,949)

Basic and diluted net loss per share	$(0.14)	$(4.14)	$(4.54)

Weighted average shares outstanding used in basic and diluted per-share calculation	49,291	50,645	46,888

See accompanying notes.

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stock Sales	Deferred Compensation	Treasury Stock at Cost	Accumulated Deficit	Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2000	40,984	$42	$472,714	$(101)	$(9,435)	$(939)	$(60,683)	$—	$401,598
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(212,949)	—	(212,949)
Exercise of stock options	2,255	2	1,543	—	—	—	—	—	1,545
Shares purchased under the ESPP	138	—	920	—	—	—	—	—	920
Retirement of treasury stock	705	(1)	(938)	—	—	939	—	—	—
Issuance of common stock in conjunction with iShip acquisition, net of expense	5,572	6	193,602	—	—	—	—	—	193,608
Deferred compensation arising from purchase of iShip	—	—	51,789	—	(24,662)	—	—	—	27,127
Amortization of deferred compensation	—	—	—	—	10,832	—	—	—	10,832
Deferred compensation related to terminated employees	—	—	(11,623)	—	11,623	—	—	—	—

Balance at December 31, 2000	49,654	49	708,007	(101)	(11,642)	—	(273,632)	—	422,681

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(209,573)	—	(209,573)
Unrealized gain/(loss) on investments	—	—	—	—	—	—	—	374	374

Comprehensive income (loss)					—	—			(209,199)
Exercise of stock options	945	1	847	—	—	—	—	—	848
Shares purchased under the ESPP	132	—	408	—	—	—	—	—	408
Deferred compensation arising from the issuance of warrants	—	—	130	—	(130)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	2,521	—	—	—	2,521
Deferred compensation related to terminated employees	—	—	(1,091)	—	1,091	—	—	—	—
Deferred compensation related to the sale of iShip	—	—	(7,846)	—	7,846	—	—	—	—

Balance at December 31, 2001	50,731	50	700,455	(101)	(314)	—	483,205	374	217,259
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(6,847)	—	(6,847)
Unrealized gain/(loss) on investments	—	—	—	—	—	—	—	148	148

Comprehensive income (loss)									(6,699)
Exercise of stock options	779	1	1,698	—	—	—	—	—	1,699
Shares purchased under the ESPP	34	—	74	—	—	—	—	—	74
Amortization of deferred compensation	—	—	219	—	72	—	—	—	291
Deferred compensation related to terminated employees	—	—	(233)	—	233	—	—	—	—
Repayment on note receivable				101		(3,282)			(3,181)
Repurchase of common stock			—	—	—	(23,107)	—	—	(23,107)
Retirement of treasury stock	(7,089)	(7)	(26,382)	—	—	26,389	—	—	—

Balance at December 31, 2002	44,455	$44	$675,831	$—	$(9)	$—	$(490,052)	$522	$186,336

See accompanying notes.

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Operating Activities
Net Loss	$(6,847)	$(209,573)	$(212,949)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for doubtful accounts	—	613	4,029
Depreciation and amortization	6,382	17,708	54,938
Write-down of goodwill and other intangibles	—	163,634	—
Amortization of deferred compensation	291	2,521	10,832
Charge for acquired in-process research and development	—	—	2,000
Loss on disposal and writedown of assets	—	25,974	2,756
Loss on sale of iShip	—	9,397	—
Net gain on shut down of EncrypTix	—	(23,195)	—
Changes in operating assets and liabilities, net of acquisition of iShip
Accounts receivable	1,025	(67)	(3,095)
Note receivable from former officer	—	—	(6,527)
Prepaid expenses	147	4,421	18,698
Other assets	3,010	1,054	(4,762)
Accounts payable	(62)	(3,592)	(1,435)
Accrued expenses	(2,552)	(14,313)	10,601
Minority interest	—	(11,570)	—
Deferred revenue	—	(1,809)	1,627

Net cash provided by (used in) operating activities	1,394	(38,797)	(123,287)
Investing activities
Sale (purchase) of short term investments, net	44,997	97,846	(126,467)
Sale (purchase) of restricted cash investments	2,958	(2,757)	(4,010)
Proceeds from sale of iShip	—	2,800	—
Purchase of long term investments, net	(64,525)	(7,533)	—
Purchase of intellectual property	(38)	(7,500)	—
Capital expenditures	(282)	(4,132)	(30,701)
Acquisition of iShip.com, net of cash acquired	—	—	(2,111)

Net cash provided by (used in) investing activities	(16,890)	78,724	(163,289)
Financing activities
Repayment of capital lease obligations	(98)	(9,016)	(7,938)
Issuance of preferred stock by subsidiary, net	—	—	34,765
Issuance of common stock under ESPP	74	408	920
Repurchase of common stock	(23,106)	—	—
Proceeds from exercise of stock options	1,698	848	1,545

Net cash provided by (used in) financing activities	(21,432)	(7,760)	29,292
Net increase (decrease) in cash and equivalents	(36,928)	32,167	(257,284)
Cash and cash equivalents at beginning of period	101,703	69,536	326,820

Cash and cash equivalents at end of period	64,775	101,703	69,536
Short term investments	32,072	76,921	174,393
Restricted cash	3,809	6,767	4,010
Long term investments	72,058	7,533	—

Cash, short term and long term investments	$172,714	$192,924	$247,939

Cash paid for:
Interest	$9	$39	$576
Non-cash investing and financing activity:
Equipment acquired under capital lease, net of acquisition of iShip	$—	$—	$10,481
Stock transfer in repayment of loan to former officer	$3,346
Retirement of treasury stock	$26,389	$—	$939
Reduction in deferred compensation related to terminated employees	$233	$8,937	$11,623

See accompanying notes.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Stamps.com Inc. (“Stamps.com Inc.” or the “Company”), incorporated in Delaware on January 9, 1998, provides Internet-based services for mailing letters or shipping packages or parcels anywhere in the United States and at anytime. Our core mailing and shipping service is designed to allow individual consumers, home offices or small businesses to print US postage or shipping labels using any PC, any ordinary inkjet or laser printer, and an Internet connection. The Company launched its Internet Postage service on a national basis on October 22, 1999.

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

Use of Estimates and Risk Management

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. Examples include estimates of loss contingencies, estimates regarding reserves recorded in connection with restructuring programs and estimates regarding the useful lives of patents and other amortizable intangibles.

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

The Company’s cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities at December 31, 2002 and 2001. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, accrued payroll, and other accrued liabilities, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Concentration of Risk

The Company’s cash and cash equivalents, restricted cash and investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. From time to time, the Company’s investments held with its financial institutions may exceed Federal Deposit Insurance Corporation insurance limits. Interest rate fluctuations impact the carrying value of the portfolio.

For the year ended December 31, 2002, the Company did not recognize revenue from any one customer that represented 10% of revenues. The Company recognized revenue from one customer that represented approximately 12% of revenues for the year ended December 31, 2001 and from two customers that represented approximately 20% and 17% for the year ended December 31, 2000.

At December 31, 2002, the Company did not have accounts receivable from any one customer that represented 10% of the total accounts receivable balance. At December 31, 2001, the Company had accounts receivable from one customer that represented 42% of the total accounts receivable balance.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed principally on a straight-line method over the shorter of the estimated useful life of the asset or the lease term, ranging from three to five years. Assets acquired under capitalized lease arrangements are recorded at the present value of the minimum lease payments. The Company has a policy of capitalizing expenditures that materially increase assets’ useful lives and charges ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

Trademarks and Patents

Trademarks, patents and other intangibles are included in trademarks and patents in the accompanying consolidated balance sheets and are carried at cost less accumulated amortization. During 2001, the Company acquired intellectual property assets relating to Internet-based postage printing and management from E-Stamp Corporation for approximately $7.5 million, with an estimated useful life of 7 years.

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 4 to 17 years. During 2002, 2001 and 2000, amortization expense including the amortization of goodwill, trademarks and patents, was approximately $1.1 million, $9.6 million and $45.1 million respectively.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Service revenue is based on monthly convenience fees and the amount of postage used by the customer. Service revenue is recognized in the period that services are provided. Commissions from the advertising or sale of products by a third party vendor to the Company’s customer base are recognized as revenue when earned and collection is deemed probable.

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

Common equivalent shares, representing incremental common shares issuable upon the exercise of stock options and warrants, are excluded from the diluted earnings per share calculation as their effect is anti-dilutive due to the net losses in each year.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using the enacted tax rate in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not a tax benefit will not be realized.

Research and Development Costs

Research and development costs are expensed as incurred. These costs primarily consist of salaries, development materials, supplies and applicable overhead expenses of personnel directly involved in the research and development of new technology and service offerings.

Stock-Based Compensation

The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three years ended December 31, 2002 would have increased to the following pro forma amounts (in thousands, except per share data):

	2002	2000	1999
Net loss-as reported	$(6,847)	$(209,573)	$(212,949)
Net loss-pro forma	$(9,498)	$(223,083)	$(215,401)
Basic and diluted net loss per common share—as reported	$(0.14)	$(4.14)	$(4.54)
Basic and diluted net loss per common share—pro forma	$(0.19)	$(4.40)	$(4.59)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected dividend yield	—	—	—
Risk-free interest rate	2.61%	5.00%	5.50%
Expected volatility	30%	100%	142%
Expected life (in years)	5	5	9

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.

Website Development Costs

The Company develops and maintains its website. Costs associated with the operation of the website consist primarily of software and hardware purchased from third parties, and the Company capitalizes those costs. These capitalized costs are amortized based on their estimated useful life. Costs related to maintenance are not capitalized. Costs related to the development of website content are expensed as incurred.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2001, the the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, did not have a material impact on the financial position or results of operations of the Company.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement in December 2002 and its adoption did not have a material impact on our financial position, results of operations or cash flows.

3.    Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company is required to discontinue goodwill amortization. The Company wrote off all of its goodwill in the first quarter of 2001. The Company’s other intangible assets, which consist of patents and trademarks with a gross carrying value of $7.8 million and accumulated amortization of $1.9 million as of December 31, 2002, continue to be amortized over their expected useful lives ranging from 4 to 17 years.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense on patents and trademarks was approximately $1.1 million, $751,000 and $56,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years.

The following table presents net loss on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Reported net loss	$(6,847)	$(209,573)	$(212,949)
Add back: goodwill amortization	—	8,816	45,038

Adjusted net loss	$(6,847)	$(200,857)	$(170,211)

Basic and diluted loss per share
As reported	(0.14)	(4.14)	(4.54)
As adjusted	(0.14)	(3.97)	(3.63)

4.    The Acquisition, Investment in and Sale of Subsidiary

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

The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company recorded intangible assets of $222.4 million and deferred compensation of $24.7 million, which was to be amortized over periods ranging from three to four years, except for in-process research and development which was written off immediately after the acquisition, which is included in research and development expense in the accompanying statements of operations. Results of operations for iShip.com, Inc. have been included with those of the Company for periods subsequent to the acquisition date.

The purchase price was allocated as follows (in thousands):

Goodwill	$209,188
Deferred compensation	24,662
Purchased technology	11,200
In-process research and development	2,000
Tangible assets acquired	8,931
Liabilities assumed	(7,232)

Purchase price	$248,749

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is unaudited selected pro forma financial information, presenting the results of operations of the Company as if the acquisition had taken place on January 1 (in thousands, except per share amounts):

Year Ended December 31, 2000
(unaudited)
Proforma revenues	$15,234
Proforma net loss	$(215,326)
Proforma basic and diluted net loss per share	$(3.93)
Proforma weighted average shares used in per share calculation—basic and diluted	54,802

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

On May 18, 2001, the Company completed the sale of its iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the assets value attributed to iShip by the Company resulted in non-cash charge of $9.1 million in the second quarter of 2001. Additional legal costs associated with the sale of iShip in the amount of $0.3 million were charged in the third quarter of 2001 resulting in a total charge of $9.4 million in 2001. For the year ended December 31, 2002, the Company had no additional costs associated with the sale of its iShip multi-carrier shipping service assets.

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

The Company includes EncrypTix’s balances and results in its consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards of reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The Company operates in a single segment and therefore no additional disclosure is required.

6.    Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, restricted cash and investments as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Cash and equivalents:
Cash	$6,766	$5,553
Commercial paper	15,269	19,679
Money market	12,834	75,803
Municipal Bonds	27,781	—
Corporate notes	1,825	668
Certificates of deposit	300	—

Cash and equivalents	64,775	101,703
Restricted cash:
Certificates of deposit	1,007	2,089
U.S. Government and agency securities	—	1,872
Money market	2,802	2,806

Restricted cash	3,809	6,767
Short-term investments:
Corporate notes and bonds	15,622	29,496
Commercial paper	10,391	19,250
U.S. Government and agency securities	6,059	27,021
Certificates of deposit	—	1,154

Short-term investments	32,072	76,921

Long-term investments:
U.S. Government and agency securities	31,984	—
Corporate notes and bonds	40,074	7,533

Long-term investments	72,058	7,533

Cash and equivalents, restricted cash, short-term and long term investments	$172,714	$192,294

Total restricted cash as of December 31, 2002 and 2001 is $3.8 million and $6.8 million, respectively. As of December 31, 2002 and 2001 the total restricted cash includes $1.0 million and $4.0 million, respectively, related to letters of credit for facility leases.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Accrued Expenses

The following table summarizes the Company’s accrued expenses as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Accrued expenses:
Payroll and related accrual	$806	$494
Restructuring accrual	288	2,617
Legal and related accrual	399	400
Deferred rent accrual	152	316
Marketing and related accrual	408	661
Other accrual	562	741

Accrued expenses	$2,615	$5,229

8.    Allowance for Doubtful Accounts

Increases to the allowance for doubtful accounts totaled $0, $0 and $619,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Write-offs against the allowance for doubtful accounts totaled $0, $1.2 million and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.    Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2002	2001
Furniture and equipment	$1,697	$1,697
Computers and software	19,890	19,702
Leasehold improvements	1,826	1,732

	23,413	23,131
Less accumulated depreciation and amortization	(17,327)	(12,055)

Property and equipment, net	$6,086	$11,076

During 2002, 2001 and 2000, depreciation expense including the amortization on equipment under capital leases, was approximately $5.3 million, $8.1 million and $10.7 million respectively.

10.    Income Taxes

The provision for income taxes consists solely of minimum state taxes. The Company’s effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the net operating loss carryforwards and research tax credit

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below (in thousands).

	2002	2001
Deferred tax assets (liabilities):
Net operating loss carryforwards	$100,660	$98,999
Research credits	633	748
Other credits	114	—
Depreciation	—	160
Capitalized start-up costs	1,268	1,995
Accruals	939	1,661

Total deferred tax assets	103,614	103,563
Valuation allowance	(103,614)	(103,563)

Net deferred tax assets	$—	$—

Because the Company is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

The Company has a net operating loss carryforward of $260.5 million and $207.1 million for federal and state income tax purposes at December 31, 2002, respectively, and $251.4 million and $231.5 million for federal and state income tax purposes at December 31, 2001, respectively, which can be carried forward to offset future taxable income. The Company also has available a tax credit carryforward at December 31, 2002 of $915,000, which can be carried forward to offset future taxable liabilities. The Company’s federal net operating loss will begin to expire in 2018, state net operating loss will begin to expire in 2006. The federal credits begin to expire in 2018 and the state credits will begin to expire in 2006. The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions which may limit the net operating losses carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. The provision for income taxes is comprised of (in thousands):

	2002	2001	2000
Current
Federal	$—	$—	$—
State	2	4	1

	2	4	1
Deferred	—	—	—

Provision for income taxes	$2	$4	$1

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2002	2001	2000
Income tax at statutory federal rate	$(2,328)	$(71,255)	$(72,403)
State income taxes, net of federal benefit	(397)	(12,227)	(12,424)
Effect of tax credits	—	—	—
Effect of permanent differences	199	61,159	26,107
Change in valuation allowance	2528	22,327	58,721

	$2	$4	$1

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Commitments and Contingencies

Capital and Operating Leases

The Company leases certain equipment under capital lease arrangements expiring on various dates through 2002 (per schedule below). As of December 31, 2002, the Company does not have any obligation for equipment under capital lease. Included in property and equipment are the following assets held under capital lease at December 31 (in thousands):

	2002	2001
Computer equipment	$1,135	$1,135
Accumulated amortization	(1,135)	(972)

	$—	$163

Following is a schedule of future minimum lease payments under operating leases at December 31, 2002 (in thousands):

Operating
Years ending December 31:
2003	$1,743
2004	632

$2,375

Total rent expense from continuing operations for the years ended December 31, 2002, 2001 and 2000 were $796,000, $1.1 million and $3.6 million, respectively.

The Company continues to sublet building spaces vacated as a result of the reduction in workforce. Management believes that tenants will reduce operating cash outflow by $1.0 million and $323,000 for years 2003 and 2004, respectively.

12.    Restructuring

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

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of restructuring charges for the years ended December 31, 2002, 2001 and 2000 were approximately $0, $26.0 million and $11.5 million respectively. A summary of the restructuring and cost cutting efforts for the years ended December 31, 2002, 2001 and 2000 is set forth below (in thousands):

	2000 Provision	Utilized	Adjustment	Remaining Provision
December 31, 2000
Employee severance costs	$3,093	$3,093	$—	$—
Contract exit fees	6,154	6,154	—	—
Fixed asset disposals	1,233	1,233	—	—
Facility lease expenses	923	923	—	—
Other	72	72	—	—

Total	$11,475	$11,475	$—	$—

December 31, 2001
Employee severance costs	$4,623	$4,650	$(27)	$—
Contract exit fees	4,247	5,975	(1,728)	—
Fixed asset disposals	7,783	7,783	—	—
Facility lease expenses	8,261	5,644	—	2,617
Write-off of investment in EncrypTix	1,000	1,000	—	—
Other	60	60	—	—

Total	$25,974	$25,112	$(1,755)	$2,617

December 31, 2002
Employee severance costs	$—	$—	$—	$—
Contract exit fees	—	—	—	—
Fixed asset disposals	—	—	—	—
Facility lease expenses	2,617	2,329	—	288
Write-off of investment in EncrypTix	—	—	—	—
Other	—	—	—	—

Total	$2,617	$2,329	$—	$288

Total adjustments to the 2001 provision related to cost cutting efforts consisting of a charge of $27,000 in restructuring employee severance, fixed asset write-offs and lease obligations for discontinued office space, and a credit of $1.7 million related to a better-than-expected outcome on the termination of certain contractual arrangements.

The calculation of the restructuring costs only includes those costs for which the Company will be unable to recognize any future benefit. In addition, the calculation of the restructuring costs requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from management’s assumptions and those differences may be material to the consolidated financial statements.

13.    Related Party Transactions

In February 2000, John M. Payne (former Chairman of the Board, Chief Executive Officer and director) purchased 187,000 shares of the Company’s common stock on the open market for an aggregate purchase price of approximately $6.0 million. Mr. Payne purchased the shares on margin and the margin account was secured by a pledge of 1,467,500 shares of the Company’s common stock held by Mr. Payne. As of October 31, 2000, Mr. Payne’s total indebtedness under the margin account was approximately $6.7 million, which amount consists

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the purchase price of the 187,000 shares, accrued interest on the purchase price and other fees and indebtedness incurred by Mr. Payne, less the proceeds from his sale of the Company’s common stock during the third quarter of 2000.

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

In December 2000 the Company established a reserve of $3.3 million related to the note receivable from Mr. Payne. The reserve was calculated as the difference between the note’s carrying value, $6.5 million, and the underlying value of the stock on December 31, 2000, $3.2 million ($2.78 per share).

In May 2002, the Company received 1,411,000 shares of the Company’s common stock from Mr. Payne as payment in full of the promissory note executed in November 2000. The shares were recorded at cost as treasury stock in the quarter ended June 30, 2002 for the full value of notes receivable from Mr. Payne, net of reserve in the amount of $3.3 million ($2.33 per share) and subsequently retired in the quarter ended September 30, 2002.

14.    Stockholders’ Equity

Notes Receivable

In connection with the issuance of Common Stock during 1999, the Company exchanged shares with a fair value of $117,000 for full recourse notes receivable of the same amount. These notes receivable bear interest at 9% per annum and were paid off in May 2002. The unpaid balance of these notes receivable for the years ended December 31, 2002 and 2001 was $0 and $101,000, respectively.

15.    Employee Stock Plans

Stock Incentive Plans

The 1999 Stock Incentive Plan (the “1999 Plan”) serves as the successor to the 1998 Stock Plan (the “Predecessor Plan”). The 1999 Plan became effective in June 1999. At that time, all outstanding options under the Predecessor Plan were transferred to the 1999 Plan, and no further option grants can be made under the Predecessor Plan. All outstanding options under the Predecessor Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless the Company’s compensation committee decides to extend one or more features of the 1999 Plan to those options.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2000, the Company’s Board of Directors and stockholders approved an increase of 2,000,000 shares to the number of shares eligible to be granted under the 1999 Plan from the initial authorization of 7,290,000 shares of the common stock. In March 2000, the number options available for grant were increased by approximately 9,240,000 due to the acquisition of i-Ship.

As of December 31, 2002, the total number of shares authorized for issuance under the 1999 Plan is approximately 18,351,000, which amount includes an automatic annual increase to the share reserve of 3% of the Company’s outstanding common shares on the last trading day in December. The automatic increase on January 1, 2000 was 1,229,551 shares based on 40,985,054 shares outstanding on the last day of December 1999. The automatic increase on January 1, 2001 was 1,489,627 based upon 49,654,227 shares outstanding on the last day of 2000. The automatic increase on January 1, 2002 was 1,521,681 based upon 50,722,713 shares outstanding on the last day of 2001.

In no event will this annual increase exceed 1,564,715 shares. In addition, no participant in the 1999 Plan may be granted stock options or direct stock issuances for more than 1,125,000 shares of common stock in total in any calendar year.

Options granted under the 1999 Plan generally vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. During 2002, 2001 and 2000, the Company issued options to purchase 1,730,500, 1,557,434 and 9,839,198 shares of common stock, respectively, at prices which included approximately $0, $96,100 and $24,662,000 of a compensation element in 2002, 2001 and 2000, respectively. The total of deferred compensation is being recognized as expense over the vesting periods of the related options and has been presented as a reduction of stockholders’ equity in the accompanying balance sheets. The current year amortization of deferred compensation expense of $291,000 is included as a general and administrative expense.

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	Number of Options
Balance at January 1, 2000	7,088	$8.17
Granted	8,854	10.23
Forfeited	(4,450)	13.40
Exercised	(2,255)	0.59
Issued in iShip transaction	985	4.98

Balance at December 31, 2000	10,222	8.81
Granted	1,557	2.42
Forfeited	(7,682)	8.92
Exercised	(945)	0.90

Balance at December 31, 2001	3,152	7.76
Granted	1,731	4.42
Forfeited	(187)	14.39
Exercised	(779)	2.17

Balance at December 31, 2002	3,917	$6.10

The weighted-average fair value of stock grants for the years ended December 31, 2002, 2001 and 2000 were approximately $1.38, $1.86 and $9.91, respectively. Fair value is calculated using the Black-Scholes valuation method.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2002 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.05–$2.99	1,167	7.8	$2.15	841	$2.04
$3.00–$5.60	2,024	9.0	$4.34	583	$4.19
$5.61–$39.50	695	7.3	$15.71	552	$16.60
$39.51–$81.00	31	7.0	$55.79	30	$55.75

$0.05–$81.00	3,917	8.3	$6.10	2,006	$7.48

Employee Stock Purchase Plan

In June 1999, the Company’s Board of Directors adopted an Employee Stock Purchase Plan (“ESPP” or “Purchase Plan”) which allows eligible employees of the Company and eligible employees of the Company’s participating subsidiaries to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

Eligible participants may contribute up to 15% of cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

Upon adoption of the plan, 300,000 shares of common stock were reserved for issuance. This reserve will automatically increase on the first trading day in January each year, beginning in calendar year 2000, by an amount equal to 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year. The increase on January 1, 2000 was 409,851 shares based on 40,985,054 shares outstanding on December 31, 1999. The increase on January 1, 2001 was 496,542 based upon 49,654,227 shares outstanding on December 31, 2000. The increase on January 1, 2002 was 507,227 based upon 50,722,713 shares outstanding on December 31, 2001. In no event will any annual increase exceed 521,571 shares.

Total shares of common stock issued during 2002, 2001 and 2000 were 33,744, 132,295 and 137,772, respectively.

Savings Plan

During 1999, the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first 4% a participant contributes. The Company expensed $86,000, $238,000 and $200,000 in 2002, 2001 and 2000, respectively, related to this plan.

16.    Legal Proceedings

On June 16, 1999, Pitney Bowes sued the Company for alleged patent infringement in the United States District Court for the District of Delaware (“Pitney I”). The suit originally alleged that the Company was infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

suit seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. The Company answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes’ amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.

On September 18, 2000, Pitney Bowes filed another patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company infringes four patents owned by Pitney Bowes related to multi-carrier shipping (“Pitney II”). The suit sought unspecified damages and a permanent injunction from further alleged infringement. The Company answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired the Company’s iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted the Company’s motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that the Company is infringing one of the patents was dismissed with prejudice. On June 20, 2002, all remaining claims in the Pitney II lawsuit were dismissed without prejudice.

On June 14, 2001, the Company filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California (“Pitney III”), alleging that Pitney Bowes infringes four patents the Company owns. The suit seeks treble damages, an injunction against further alleged infringement, attorneys’ fees and other unspecified damages. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware. The Company presently alleges that Pitney Bowes’ ClickStamp Online service and at least five of Pitney Bowes’ DM Series Mailing Systems infringe the patents at issue in this suit.

On September 30, 2002 the court stayed all activity in the Pitney I and Pitney III cases pending the appointment of a Special Master. On October 15, 2002, the court appointed a Special Master and lifted the stay imposed on September 30, 2002. On December 13, 2002, the Special Master submitted a Scheduling Order to the court containing proposed dates for various remaining pretrial events in both the Pitney I and Pitney III cases, and permitting the court to set new trial dates in both actions. The Scheduling Order proposed a hearing on dispositive motions and claim construction to be conducted on June 3-5, 2003. The court has not yet executed that Scheduling Order or set new trial dates.

On December 4, 2002, Pitney Bowes filed a further patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company’s NetStamps postage product infringes four patents owned by Pitney Bowes. The suit seeks treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief. On January 23, 2003, the Company answered Pitney’s complaint, denying the allegations of patent infringement and asserting a number of affirmative defenses as well as a counterclaim alleging that Pitney Bowes’ DM Series Mailing Systems infringe an additional three of the Company’s patents. In connection with our counterclaim, the Company also seek treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief. A trial date has not yet been set in this matter.

The outcome of all the Company’s litigation against Pitney Bowes is uncertain and the Company cannot estimate a range of probable losses, if any. Therefore, the Company can give no assurance that Pitney Bowes will not prevail in its suits against Stamps.com. See Risk Factors—Success by Pitney Bowes in its suits against us

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleging patent infringement could prevent us from offering our Internet Postage services and severely harm our business or cause it to fail.

On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against the Company in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name “stamps.com” away from Cybershop and subsequently transferred it to the Company. The complaint sought legal resolution and recognition of Cybershop’s ownership of the “stamps.com” domain name. On January 17, 2003, the Company agreed to terms to settle the Cybershop domain name lawsuit. Pursuant to the settlement, the Company will keep the domain name www.stamps.com and pay the plaintiffs an immaterial amount of cash.

In May and June, 2001, the Company was named, together with certain of the Company’s current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s initial public offering and secondary offering of common stock. The lawsuits also name as defendants the principal underwriters in connection with the Company’s initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of the Company’s common stock. The lawsuits also allege that the Company and/or certain of the Company’s officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in the Company’s public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissionary damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against the Company and certain of the Company’s current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, the Company moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, the Company’s current and former board members and/or officers were dismissed without prejudice. In February of 2003, the court denied the Company’s motion to dismiss the consolidated amended class action complaint.

In addition to the class action lawsuits against the Company, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming the Company) followed publicized reports that the SEC was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. The Company has placed our underwriters on notice of the Company’s rights to indemnification, pursuant to the Company’s agreements with the underwriters. The Company has also provided notice to our directors and officers insurers, and believe that we have insurance applicable to the lawsuits. The Company also believes that the claims against it and its officers and directors are without merit, and intends to defend the lawsuits vigorously. The Company cannot estimate a range of probable losses, if any, related to this suit.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Information (unaudited)

	Quarter Ended
	March	June	September	December
	(in thousands, except per share data)
Fiscal Year 2002:
Revenues	$4,111	$3,695	$4,006	$4,517
Loss from operations	(1,990)	(4,042)	(3,629)	(2,104)
Net loss	(707)	(2,494)	(2,223)	(1,423)
Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.04)	$(0.03)
Weighted average shares outstanding used in basic and diluted per-share calculation	50,863	50,573	49,547	46,223

Fiscal Year 2001:
Revenues	$5,259	$5,069	$4,564	$4,535
Loss from operations	(194,587)	(33,113)	(3,458)	(2,275)
Net loss	(176,732)	(30,758)	(1,096)	(987)
Basic and diluted net loss per share	$(3.60)	$(0.62)	$(0.02)	$(0.02)
Weighted average shares outstanding used in basic and diluted per-share calculation	49,117	49,354	49,533	50,316

Fiscal Year 2000:
Revenues	$2,036	$3,674	$4,201	$5,323
Loss from operations	(41,697)	(56,605)	(60,307)	(72,877)
Net loss	(36,904)	(52,331)	(55,289)	(68,425)
Basic and diluted net loss per share	$(0.86)	$(1.09)	$(1.15)	$(1.41)
Weighted average shares outstanding used in basic and diluted per-share calculation	43,021	47,956	48,259	48,441

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Monica, State of California, on the 28th day of March, 2003.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE
Kenneth McBride Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH MCBRIDE Kenneth McBride	Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ JAMES A. HARPER James A. Harper	Chief Accounting Officer and Controller	March 28, 2003

* Mohan P. Ananda	Director	March 28, 2003

* G. Bradford Jones	Director	March 28, 2003

* Lloyd I. Miller	Director	March 28, 2003

*By:	/s/ KENNETH MCBRIDE
Kenneth McBride as Attorney-in-fact

S-1

FORM OF CERTIFICATION REQUIRED

BY RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Ken McBride, certify that:

1.	I have reviewed this annual report on Form 10-K of Stamps.com Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of December 31, 2002 (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ KEN MCBRIDE
Ken McBride Chief Executive Officer

FORM OF CERTIFICATION REQUIRED

BY RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, James A. Harper, certify that:

1.	I have reviewed this annual report on Form 10-K of Stamps.com Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of December 31, 2002 (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ JAMES A. HARPER
James A. Harper Chief Accounting Officer