Form 10-Q
period 2003-03-31
STAMPS COM INC
filed 2003-05-15
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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
Yes ☒ No ☐

     The registrant does not have different classes of common stock. As of April 21, 2003, there were approximately 44,608,586 shares of the registrant’s common stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2003

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$19,849	$64,775
Restricted cash	3,470	3,809
Short-term investments	31,759	32,072
Trade accounts receivable	653	662
Other accounts receivable	229	313
Other current assets	1,068	394

Total current assets	57,028	102,025
Property and equipment, net	5,564	6,086
Intangible assets, net	6,701	5,878
Long-term investments	113,054	72,058
Other assets	3,244	2,904

Total assets	$185,591	$188,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,124	$2,615

Total current liabilities	3,124	2,615
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 95,000 in 2003 and 2002
Issued and outstanding shares of 44,572 in 2003 and 44,455 in 2002	45	44
Additional paid-in capital	676,114	675,831
Deferred compensation	(2)	(9)
Accumulated deficit	(492,121)	(490,052)
Treasury Stock	(1,957)	—
Accumulated other comprehensive income	388	522

Total stockholders’ equity	182,467	186,336

Total liabilities and stockholders’ equity	$185,591	$188,951

See accompanying notes.

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended March 31,

	2003	2002

	(in thousands, except per share data)
Revenues	$4,556	$4,111
Cost of revenues	1,734	1,204

Gross profit	2,822	2,907
Operating expenses:
Sales and marketing	988	507
Research and development	1,206	1,138
General and administrative	3,647	3,252

Total operating expenses	5,841	4,897

Loss from operations	(3,019)	(1,990)
Other income (expense):
Interest expense	—	(9)
Interest income	950	1,292

Total other income (expense), net	950	1,283

Net loss	$(2,069)	$(707)

Basic and diluted net loss per share	$(0.05)	$(0.01)

Weighted average shares outstanding used in basic and diluted per-share calculation	44,365	50,863

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended March 31,

	2003	2002

	(in thousands)
Operating activities:
Net Loss	$(2,069)	$(707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,025	1,784
Amortization of deferred compensation	7	51
Changes in operating assets and liabilities
Trade accounts receivable	9	—
Other accounts receivable	84	490
Accrued expenses	511	(1,608)
Accounts payable	(2)	(62)
Other assets	(340)	344
Prepaid expenses	(674)	(602)

Net cash used in operating activities	(1,449)	(310)
Investing activities
Sale of short-term investments, net	179	16,215
Sale of restricted cash investments	339	1,872
Acquisition of property and equipment	(226)	(26)
Purchase of intangible assets	(1,100)	—
Purchase of long-term investments	(40,996)	(74,003)

Net cash used in investing activities	(41,804)	(55,942)
Financing activities
Proceeds from exercise of stock options	233	294
Issuance of common stock under ESPP	51	28
Repayment of capital lease obligation	—	(98)
Repurchase of common stock	(1,957)	—

Net cash (used in) provided by financing activities	(1,673)	224
Net decrease in cash and cash equivalents	(44,926)	(56,028)
Cash and cash equivalents at beginning of period	64,775	101,703

Cash and cash equivalents at end of period	19,849	45,675
Short-term investments	31,759	60,025
Long-term investments	113,054	81,536
Restricted cash	3,470	4,895

Cash, restricted cash, short term and long term investments	$168,132	$192,131

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO MARCH 31, 2003 AND 2002 IS UNAUDITED)

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

In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Stamps.com Inc. as of March 31, 2003, and the results of their operations and their cash flows for the three months then ended.

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

Reclassifications

Certain prior period balances have been reclassified in order to conform to current period presentation.

2.	Restructuring

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO MARCH 31, 2003 AND 2002 IS UNAUDITED)

The remaining unutilized provision as of December 31, 2002 was $288,000 and was comprised of the remaining estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant.

During the three months ended March 31, 2003, the Company utilized $125,000 of this provision for an ending balance of $163,000 at March 31, 2003. The remaining provision of $163,000 is included in accounts payable accrued expenses in the accompanying condensed consolidated balance sheet.

3.	Legal Proceedings

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

5.	Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The Company’s intangible assets, which consist primarily of patents with a gross carrying amount of $8.9 million and accumulated amortization of $2.2 million at March 31, 2003, continue to be amortized over their expected useful lives ranging from 4 to 17 years.

Aggregate amortization expense on intangible assets was approximately $277,000 and $278,000 for the quarter ended March 31, 2003 and 2002, respectively. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years.

6.	Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended March 31,

	2003	2002

Net Loss	$(2,069)	$(707)
Unrealized gain (loss) on investments	(134)	(681)

Comprehensive loss	$(2,203)	$(1,388)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO MARCH 31, 2003 AND 2002 IS UNAUDITED)

7.	Stock-Based Employee Compensation

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for stock-Based Compensation, (“Statement 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (“Statement 148”). Statement 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company’s stock option plans are granted with an exercise price equal to the fair market value on the date of the grant.

The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss-as reported	$(2,069)	$(707)
Add: Stock price based employee expense included in net loss, net of tax	7	51
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(685)	(640)
Net loss-pro forma	$(2,747)	$(1296)
Basic and diluted net loss per common share-as reported	$(0.05)	$(0.01)
Basic and diluted net loss per common share-pro forma	$(0.06)	$(0.03)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. Because additional options are expected to be granted each year, the above pro forma disclosures may not be representative of pro forma effects on reported results for future periods.

8.	Related Party Transactions

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

(ALL INFORMATION WITH RESPECT TO MARCH 31, 2003 AND 2002 IS UNAUDITED)

In December 2000 the Company established a reserve of $3,346,000 related to the note receivable from Mr. Payne. The reserve was calculated as the difference between the note’s carrying value, $6,527,000, and the underlying value of the stock on December 31, 2000, $3,181,000 ($2.78 per share).

In May 2002, the Company received 1,411,000 shares of the Company’s common stock from Mr. Payne as payment in full of the promissory note executed in November 2000. The shares were recorded at cost as treasury stock in the quarter ended June 30, 2002 for the full value of the note receivable from Mr. Payne, net of reserve in the amount of $3,282,000 ($2.33 per share) and subsequently retired in the quarter ended September 30, 2002.

9.	Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 did not have a material impact on its financial position or its results of operations.

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

Internet Postage Services

We offer an Internet Postage service targeted at consumers, home offices and small businesses. Service fee revenues for our Internet Postage service are generated from a monthly convenience fee that we charge our customers, under two different pricing plans. Under the Simple Plan, a user purchases and prints postage at face value for a monthly convenience fee of 10% of the value of postage printed with a monthly minimum of $4.49. Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee of $15.99. Our ending Power Plan customers for the first quarter of 2003 were 57,900, up from 53,400 at the end of the fourth quarter of 2002 and up from 47,500 at the end of the first quarter 2002. We ended the first quarter of 2003 with approximately 291,400 active customers, up from approximately 285,500 at the end of the fourth quarter of 2003 and up from 279,100 customers at the end of the first quarter of 2002. The quarter over quarter and year over year increase in customers was primarily related to a continued reduction in trial and base churn attributable in large part to the introduction of our NetStamps feature.

Recent Developments

On July 17, 2002, we launched NetStamps. NetStamps allows a customer to print generic postage of any value on special label stock that has 25 labels per an 8½ by 11 sheet of paper. The customer can print any value of postage from $.01 to $.37 and up. The postage does not expire and is not tied to the destination address so it can be printed and stored for later use. Additionally, the postage can be used for any class of mail which allows us to expand beyond our previously supported classes of mail to include such mail classes as International, Book Rate, and Non-Profit.

One of the more significant results of the NetStamps launch is the incremental revenue generated by the sale of these special stock labels. Each NetStamps sheet contains 25 labels and is sold in packs of 5 or 250 sheets. In the third and fourth quarters of 2002 and the first quarter of 2003, we experienced strong NetStamps label sales of approximately $495,000, $440,000 and $478,000, respectively.

On November 29, 2002, we launched our Plain Paper Shipping feature within version 3.0 of our client software. This version of our software was designed to enhance shipping functionality, including the ability to print a shipping label with electronic delivery confirmation. Customers are now able to print a shipping label on a plain piece of 8½ by 11 printer paper. This eliminates the need to use special labels and reduces the risk of misprinted postage. Using our new Plain Paper Shipping Label allows customers to receive free electronic delivery confirmation with Priority Mail. Prior to this technology, the United States Postal Service (USPS) required separate confirmation labels that added an additional step to the process, and delivery confirmation cost an additional $.45 per package. Electronic signature confirmation and electronic delivery confirmation on other mail classes are also available at discounted rates with a $.40-$.50 savings per package. Customers may also track their packages within our software with an easy status check, thus eliminating the need to key in a long tracking number.

In October 2002, we signed an expanded three-year strategic relationship with Microsoft Corp. Together, we are working to forge improved integration of Stamps.com’s online postage technology with Microsoft’s widely-used Word software. The enhanced electronic postage printing functionality is currently being tested in the Beta 2 version of Microsoft Office 11. Users who print envelopes using Microsoft Word 11 will be offered the option of checking a box to add electronic postage. When they do so, they will be able to print the address and postage on the envelope in a seamless one step process powered by Stamps.com, all without leaving the familiar Word interface. Microsoft users will also benefit from features provided by our service such as adding graphics or company logos to a mail piece for a personalized or professional look; keeping track of postage use through reports and accounting codes; minimizing undeliverable mail through automatic address correction and verification; and automatic calculation of postage rates based on mail class and weight of mail piece.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Contingencies and Litigation. The Company is involved in various litigation matters as a claimant and as defendant. The Company records any amounts recovered in these matters when collection is certain. The Company records liabilities for claims against it when the losses are probable and estimatable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates. See (Note 3) of Notes to Financial Statements.

Results of Operations

Revenue. Revenue is derived primarily from two sources: (1) service fees charged to customers for the ability to print postage directly from their printer and (2) other revenue, consisting of on-line store revenue, advertising revenue from controlled access advertising to our existing customer base, and revenue from the direct sale of consumables, such as NetStamps labels.

Revenue for the quarter ended March 31, 2003 was up 11% year over year to $4.6 million from $4.1 million in the first quarter ending March 31, 2002, and up 1% sequentially from $4.5 million in the fourth quarter ending December 31, 2002 primarily due to the continued reduction in trial and base churn and continued strong sales of NetStamps labels through our on-line store.

Cost of Revenues. Cost of revenues principally consists of customer service, promotional expenses and system operating costs. Cost of revenues was $1.7 million for the three months ended March 31, 2003 compared to $1.2 million for the three months ended March 31, 2002. The 44% increase in Cost of revenues during the first quarter of 2003 was primarily due to increased promotional expenses as a result of increased customer acquisition during the quarter.

Sales and Marketing. Sales and marketing expenses principally consist of costs associated with strategic partnership relationships and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses increased by 95% to $988,000 for the three months ended March 31, 2003 from $507,000 for the three months ended March 31, 2002. The increase in sales and marketing expenses related primarily to increased customer acquisition efforts resulting in increased bounty payments and promotional expenses.

Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of the Internet Postage service, expenditures for consulting services and third-party software. Research and development expenses for the three months ended March 31, 2003 increased by 6% to $1.2 million compared to $1.1 million for the three months ended March 31, 2002. The increase is primarily due to a small increase in personnel involved in the development of the Internet postage and shipping.

General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of goodwill and deferred compensation. General and administrative expenses for the three months ended March 31, 2003 increased by 12% to $3.6 million from $3.3 million for the months ended March 31, 2002. The increase in general and administrative expenses is primarily due to increased fees for legal and other professional services related to our legal activities during the first quarter of 2003.

Interest Income (Expense), Net. Interest income (expense), net consists of income from cash equivalents and short-term investments and interest expense related to payments of capital leases, net of interest expense related to financing obligations. Other income (expense) for the three months ended March 31, 2003 and 2002 was $1.0 million and $1.3 million, respectively. The 26% decrease is due to lower interest income in the first quarter of 2003 as compared to the first quarter of 2002, as a result of a lower invested balance and lower interest rates.

Liquidity and Capital Resources

As of March 31, 2003, we had approximately $168.1 million cash and equivalents, restricted cash, short-term and long-term investments. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

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

In April 2002, the Board of Directors authorized the repurchase of up to $20.0 million of our common stock over the following six months, and we repurchased 1.3 million shares of common stock for $5.6 million under that program. In October 2002, the Board authorized a second stock repurchase program for up to $30 million of our common stock for an additional six month period. Subsequently, during the fourth quarter, we repurchased approximately 4.4 million shares for $17.5 million. In April 2003, the Board authorized a third stock repurchase program for up to $20 million of our common stock for an additional six month period. During 2002 and 2003, we repurchased a total of 6.2 million shares, a reduction of over 12% of our shares outstanding from April 2002.

Net cash used in operating activities was $1.4 million and $310,000 for the three months ended March 31, 2003 and 2002, respectively. The increase to net cash used in operating activities resulted primarily from our increased fees for legal and other professional services related to our legal activities.

Net cash used in investing activities was $41.8 million and $55.9 for the three months ended March 31, 2003 and 2002, respectively. The decrease in net cash used in investing activities resulted primarily from reduced purchases of short-term and long-term investments during the first quarter of 2002 and 2003.

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2003 as compared to net cash provided by financing activities of $224,000 for the three months ended March 31, 2002. The increase in cash used in financing activities resulted primarily from the repurchase of common stock during the first quarter of 2003.

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

Due to the foregoing factors and the other risks discussed in this quarterly report, you should not rely on period-to-period comparisons of our operating results as an indication of future performance.

We have a history of losses, expect to incur losses in the future and may never achieve profitability, which may reduce the trading price of our common stock.

Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we had an accumulated deficit of $492.1 million as of March 31, 2003. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the three months ended March 31, 2003, we generated $4.6 million in revenues which resulted in an operating loss of $2.1 million for that period. There are no guarantees that we will reach profitability in the future. Overall, we will need to generate significant revenues and successfully implement our business strategy to achieve and maintain profitability in the future.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, like confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 43 issued US patents, 59 pending US patent applications, 12 international patents and 23 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of less than 271 days at March 31, 2003. Our cash equivalents and investments, net of restricted cash, approximated $165 million and had a related weighted average interest rate of 3.63%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

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

On December 13, 2000, Cybershop (a British Columbia, Canada partnership) and its general partners filed suit against us in the U.S. District Court for the Southern District of Texas, alleging that in 1998 a third party fraudulently transferred ownership of the Internet domain name “stamps.com” away from Cybershop and subsequently transferred it to us. The complaint sought legal resolution and recognition of Cybershop’s ownership of the “stamps.com” domain name. On January 17, 2003, we agreed to terms to settle the Cybershop domain name lawsuit. Pursuant to the settlement, we will keep the domain name www.stamps.com and have paid the plaintiffs an immaterial amount of cash.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      CONTROLS AND PROCEDURES

(a)	Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

May 13, 2003	By:	/s/ KEN MCBRIDE

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of March 31, 2003 (the “Evaluation Date”); and

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

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ KEN MCBRIDE Ken McBride Chief Executive Officer

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of March 31, 2003 (the “Evaluation Date”); and

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

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ JAMES A. HARPER

James A. Harper Chief Accounting Officer