Form 10-Q
period 2003-06-30
STAMPS COM INC
filed 2003-08-13
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

     The registrant does not have different classes of common stock. As of August 8, 2003, there were approximately 44,711,666 shares of the registrant’s common stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$15,234	$64,775
Restricted cash	3,467	3,809
Short-term investments	55,462	32,072
Trade accounts receivable	696	662
Other accounts receivable	310	313
Other current assets	1,034	394

Total current assets	76,203	102,025
Property and equipment, net	5,136	6,086
Intangible assets, net	6,424	5,878
Long-term investments	91,191	72,058
Other assets	3,534	2,904

Total assets	$182,488	$188,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,437	$2,615

Total current liabilities	3,437	2,615
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value	45	44
Authorized shares 95,000 in 2003 and 2002	45	44
Issued and outstanding shares of 44,651 in 2003 and 44,455 in 2002	45	44
Additional paid-in capital	676,287	675,831
Deferred compensation	—	(9)
Accumulated deficit	(494,964)	(490,052)
Treasury Stock	(2,673)	—
Accumulated other comprehensive income	356	522

Total stockholders’ equity	179,051	186,336

Total liabilities and stockholders’ equity	$182,488	$188,951

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Service	$4,157	$3,695	$8,086	$7,806
Product	805	—	1,432	—

Total revenues	4,962	3,695	9,518	7,806
Cost of revenues
Service	1,541	1,217	3,052	2,421
Product	253	—	476	—

Total cost of revenues	1,794	1,217	3,528	2,421

Gross profit	3,168	2,478	5,990	5,385
Operating expenses:
Sales and marketing	1,149	477	2,137	984
Research and development	1,177	1,238	2,383	2,376
General and administrative	4,331	4,805	7,978	8,057
Restructuring and writedown charges	270	—	270	—

Total operating expenses	6,927	6,520	12,768	11,417

Loss from operations	(3,759)	(4,042)	(6,778)	(6,032)
Other income (expense):
Interest income (expense)	916	1,523	1,866	2,806
Other income	—	25	—	25

Total other income, net	916	1,548	1,866	2,831

Net loss	$(2,843)	$(2,494)	$(4,912)	$(3,201)

Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.11)	$(0.06)

Weighted average shares outstanding used in basic and diluted per share calculation	43,952	50,573	44,157	50,723

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months ended June 30,

	2003	2002

	(in thousands)
Operating activities:
Net Loss	$(4,912)	$(3,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,931	3,522
Amortization of deferred compensation	9	276
Changes in operating assets and liabilities:
Trade accounts receivable	(34)	477
Other accounts receivable	3	(1,078)
Accounts payable and accrued expenses	821	(1,177)
Other assets	(631)	2,987
Prepaid expenses	(640)	(339)

Net cash (used in) provided by operating activities	(3,453)	1,467
Investing activities
Purchase of short-term investments, net	(23,556)	(20,455)
Purchase of long-term investments, net	(19,133)	(28,431)
Sale of restricted cash investments	342	2,594
Acquisition of property and equipment	(427)	(172)
Purchase of intellectual property and intangible assets	(1,100)	(38)

Net cash used in investing activities	(43,874)	(46,502)
Financing activities
Proceeds from exercise of stock options	408	1,525
Issuance of common stock under ESPP	51	28
Repayment of capital lease obligation	—	(98)
Repurchase of common stock	(2,673)	—

Net cash (used in) provided by financing activities	(2,214)	1,455

Net decrease in cash and cash equivalents	(49,541)	(43,580)
Cash and cash equivalents at beginning of period	64,775	101,703

Cash and cash equivalents at end of period	15,234	58,123
Short-term investments	55,462	96,641
Long-term investments	91,191	35,964
Restricted cash	3,467	4,173

Cash, restricted cash, short-term and long-term investments	$165,354	$194,901

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO JUNE 30, 2003 AND 2002 IS UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements included herein have been prepared by Stamps.com Inc. (“Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of the Company, these unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Stamps.com Inc. as of June 30, 2003, and the results of their operations and their cash flows for the three months then ended.

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

In October 2000, the Company’s board of directors approved and management implemented a restructuring plan as part of a move to streamline operations, reduce infrastructure and overhead and eliminate excess and duplicative facilities. As a result, the Company went through three rounds of workforce reductions, which reduced its total number of employees by approximately 400 from locations and departments across the Company.

In addition to the reduction of employees, the Company’s restructuring plan included costs associated with the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that have a higher return on investment, losses on the disposition and discontinuation of certain fixed assets, the estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant and the write-off of an investment in EncrypTix.

STAMPS.COM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO JUNE 30, 2003 AND 2002 IS UNAUDITED)

The remaining unutilized provision as of December 31, 2002 was $288,000 and was comprised of the remaining estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant. The Company utilized $125,000 and $163,000 of this provision during the three months ended March 31, 2003 and June 30, 2003, respectively.

In June 30, 2003 the Company adjusted its restructuring provision for the remaining estimated rent and expenses as well as its estimated lease termination buy-outs for the unoccupied facilities of approximately $270,000.

3.	Legal Proceedings

Please refer to “Part II—Other Information—Item 1—Legal Proceedings” of this report for a discussion of legal proceedings.

4.	Computation of Historical Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares, consisting of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred stock, are excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

5.	Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The Company’s intangible assets, which consist primarily of purchased patents with a gross carrying amount of $8.9 million and accumulated amortization of $2.5 million as of June 30, 2003, continue to be amortized over their expected useful lives ranging from 4 to 17 years.

Aggregate amortization expense on intangible assets was approximately $277,000 and $278,000 for the quarter ended June 30, 2003 and 2002, respectively, and $554,000 and $556,000 for the six months ended June 30, 2003 and 2002, respectively. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years.

6.	Comprehensive Loss

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Loss	$(2,843)	$(2,494)	$(4,912)	$(3,201)
Unrealized loss on investments	(32)	(54)	(166)	(735)

Comprehensive loss	$(2,875)	$(2,548)	$(5,078)	$(3,936)

STAMPS.COM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO JUNE 30, 2003 AND 2002 IS UNAUDITED)

7.	Stock-Based Employee Compensation

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

The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss-as reported	$(2,843)	$(2,494)	$(4,912)	$(3,201)
Add: Stock price based employee expense included in net loss, net of tax	3	224	9	275
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(508)	(673)	(1,193)	(1,314)
Net loss-pro forma	$(3,348)	$(2,943)	$(6,096)	$(4,240)
Basic and diluted net loss per common share-as reported	$(0.06)	$(0.05)	$(0.11)	$(0.06)
Basic and diluted net loss per common share-pro forma	$(0.08)	$(0.06)	$(0.14)	$(0.08)

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended June 30, 2003 and 2002, respectively: 1) a risk-free interest rate of 1.9% and 2.6%, 2) a dividend yield of 0% and 0%, 3) a volatility factor of the expected market price of the Company’s common stock of 30% and 30%, and 4) an expected life of the options of 5 years and 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

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

STAMPS.COM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO JUNE 30, 2003 AND 2002 IS UNAUDITED)

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

Stamps.com, NetStamps, Hidden Postage, Stamps.com Internet postage and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

Overview

Stamps.com Inc. (“Stamps.com”) provides easy, convenient and cost-effective internet-based services for mailing or shipping letters, packages or parcels anywhere in the United States and at anytime. Our core mailing and shipping service is designed to allow individual consumers, home offices or small businesses to print US postage or shipping labels using any ordinary PC, any ordinary inkjet or laser printer, and an internet connection.

Internet Postage Services

We offer an Internet Postage service targeted at consumers, home offices and small businesses. Service fee revenues for our Internet Postage service are generated from a monthly convenience fee that we charge our customers, under two different pricing plans. Under the Simple Plan, a user purchases and prints postage at face value for a monthly convenience fee of 10% of the value of postage printed with a monthly minimum of $4.49. Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee of $15.99. We ended the second quarter of 2003 with approximately 298,600 registered customers, up from approximately 291,400 at the end of the first quarter of 2003 and up from 276,000 customers at the end of the second quarter of 2002. The quarter over quarter and year over year increase in customers was primarily related to a continued reduction in trial and base churn attributable in large part to the introduction of our NetStamps feature. During the second quarter of 2003, we successfully billed approximately 208,000 unique customers.

Recent Developments

On July 17, 2002, we launched NetStamps. NetStamps allows a customer to print generic postage of any value on special label stock that has 25 labels per an 8½ by 11 sheet of paper. The customer can print any value of postage from $.01 to $.37 and up. The postage does not expire and is not tied to the destination address so it can be printed and saved for future use. Additionally, the postage can be used for most classes of mail which allowed us to expand beyond our previously supported classes of mail to include additional classes such as International, Book Rate and Non-Profit.

One of the more significant results of the NetStamps launch is the incremental revenue generated by the sale of the special NetStamps labels. Each NetStamps sheet contains 25 labels and is sold in packs of 5 or 250 sheets. In the third and fourth quarters of 2002 and the first and second quarters of 2003, we had NetStamps label sales of approximately $495,000, $440,000, $478,000 and $692,000, respectively.

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

In October 2002, we signed an expanded three-year strategic relationship with Microsoft Corp. Together, we are working to forge improved integration of Stamps.com’s online postage technology with Microsoft’s widely-used Word software. The enhanced electronic postage printing functionality is currently being tested in the Beta version of Microsoft Office 2003. Users who print envelopes using Microsoft Word 2003 will be offered the option of checking a box to add electronic postage. When they do so, they will be able to print the address and postage on the envelope in a seamless one step process powered by Stamps.com, all without leaving the familiar Word interface. Users of Microsoft Word 2003 will also benefit from features provided by our service such as adding graphics or company logos to a mail piece for a personalized or professional look; keeping track of postage use through reports and accounting codes; minimizing undeliverable mail through automatic address correction and verification; and automatic calculation of postage rates based on mail class and weight of mail piece.

On July 25, 2002, Jeffrey J. Brown resigned from our board of directors. On July 18, 2003, Kevin Douglas joined our board of directors.

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

Results of Operations

Revenue. Revenue is derived primarily from two sources: (1) service fees charged to customers and miscellaneous revenue from partner advertising to the Stamps.com customer base and (2) product revenue from the direct sale of consumables and products through our online store.

Service revenue increased by 13% to $4.2 million for the quarter ended June 30,2003 from $3.7 million for the quarter ended June 30, 2002. Service revenue increased by 4% to $8.1 million for the six months ended June 30, 2003 from $7.8 million for the six months ended June 30, 2002. These increases were primarily due to continued reduction in trial and base churn and continued increase in customer acquisition.

Product revenue was approximately $805,000 and $1.4 million for the quarter ended June 30, 2003 and the six months ended June 30, 2003, respectively. Product revenue represents consumable sales through our online store, which was launched during the third quarter of 2002.

Cost of Revenues. Cost of revenues primarily consists of customer service, promotional expenses, system operating costs and consumables and products sold through our online store. Cost of service revenues increased by 27% to $1.5 million for the quarter ended June 30, 2003 from $1.2 million for the quarter ended June 30, 2002. Cost of service revenues increased 26% to $3.1 million for the six months ended June 30, 2003 from $2.4 million for the six months ended June 30, 2002. These increases were primarily due to increased promotional expenses as a result of increased customer acquisition.

Cost of product revenues was approximately $253,000 and $476,000 for the quarter ended June 30, 2003 and the six months ended June 30, 2003, respectively. Cost of product sales represents the cost of our consumables and products sold through our online store, which was launched during the third quarter of 2002.

Sales and Marketing. Sales and marketing expenses principally consist of costs associated with strategic partnership relationships and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses increased by 141% to $1.1 million for the quarter ended June 30, 2003 from $477,000 for the quarter ended June 30, 2002. Sales and marketing expenses increased by 117% to $2.1 million for the six months ended June 30, 2003 from $984,400 for the six months ended June 30, 2002. The increase was primary due to increased customer acquisition efforts resulting in increased partner and affiliate payments and promotional expenses.

Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of the Internet Postage service, expenditures for consulting services and third-party software. Research and development expenses were approximately $1.2 million for the quarter ended June 30, 2003 and 2002, respectively. Research and development expenses were approximately $2.4 million for the six months ended June 30, 2003 and 2002, respectively.

General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expenses decreased by 10% to $4.3 million for the quarter ended June 30, 2003 from $4.8 million for the quarter ended June 30, 2002. General and administrative expenses were approximately $8.0 million for the six months ended June 30, 2003 and 2002, respectively. The 10% decrease in general and administrative expenses during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 was primarily related to a reduction of depreciation expense during the second quarter of 2003.

Interest Income (Expense), Net. Interest income (expense), net consists of income from cash equivalents and short-term and long-term investments and interest expense related to payments of capital leases, net of interest expense related to financing obligations. Other income (expense), net decreased by 41% to $916,000 for the quarter ended June 30, 2003 from $1.5 million for the quarter ended June 30, 2002. Other income (expense), net decreased by 34% to $1.9 million for the six months ended June 30, 2003 from $2.8 million for the six months ended June 30, 2002. The decrease was primary due to lower invested balances in cash and equivalents and short-term and long-term investments as well as overall lower interest rates.

Liquidity and Capital Resources

As of June 30, 2003, we had approximately $165.4 million in cash and equivalents, restricted cash, short-term and long-term investments. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In May 1999, we entered into a facility lease agreement for our corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. In March 2000 we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17.0 million. In January 2002, we exited the Bellevue, Washington facility lease with exit payments of approximately $555,000 in December 2001 and $647,000 in January 2002. The Company continues to sublet building spaces vacated as a result of the reduction in workforce and is currently marketing approximately 13,934 square feet of vacated space.

In April 2002, the Board of Directors authorized the repurchase of up to $20.0 million of our common stock over the following six months, and we repurchased 1.3 million shares of common stock for $5.6 million under that program. In October 2002, the Board authorized a second stock repurchase program for up to $30 million of our common stock for an additional six month period, and we repurchased approximately 4.4 million shares for $17.5 million under that program. In April 2003, the Board authorized a third stock repurchase program for up to $20 million of our common stock for an additional six month period, and as of June 30, 2003, we have repurchased approximately 648,000 shares for $2.7 million under that stock repurchase program. In total during 2002 and 2003, we have repurchased 6.3 million shares, a reduction of over 12% of our shares outstanding from April 2002.

Net cash used in operating activities was $3.5 million for the six months ended June 30, 2003 and net cash provided by operating activities was $1.5 million for the six months ended June 30, 2002. The increase to net cash used in operating activities resulted primarily from increased collection of current and non-current accounts receivable during the six months ended June 30, 2002.

Net cash used in investing activities was $43.9 million and $46.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in net cash used in investing activities resulted primarily from reduced purchases of long-term investments.

Net cash used in financing activities was $2.2 million for the six months ended June 30, 2003 and net cash provided by financing activities was $1.5 million for the six months ended June 30, 2002. The increase in net cash used in financing activities resulted primarily from the repurchase of common stock.

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

This report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about Stamps.com and the Internet. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those described in this section and elsewhere in this report. Stamps.com does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we had an accumulated deficit of $495.0 million as of June 30, 2003. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the three months ended June 30, 2003, we generated $5.0 million in revenues, which resulted in an operating loss of $2.8 million for that period. There are no guarantees that we will reach profitability in the future. Overall, we will need to generate significant revenues and successfully implement our new business strategy to achieve and maintain profitability in the future.

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

Our current business strategy is focused on enhancing our core business of Internet Postage services. This business strategy entails risks relating to our ability to attract our targeted customers to offset potential customer losses in other areas as a result of our reduction of fixed-cost marketing arrangements and the reduction of our marketing spending generally. There is no guarantee we will be able to effectively or efficiently implement our business strategy or that, if effectively implemented, our strategy will help us achieve profitability. Failure to execute our plan to attract new customers in high margin lines of business in significant numbers will adversely affect our financial condition and results of operations.

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

We expect that our Internet Postage services will generate the largest part of our future revenues. Accordingly, we depend heavily on the commercial acceptance of our Internet Postage services. To date, a substantial market for Internet Postage has not developed, and we cannot assure you that it will develop. More specifically, we cannot predict if our target customers will choose the Internet as a means of purchasing postage, or if customers will be willing to pay a fee to use our service, or if potential users will select our system over our competitors’ systems or over alternative methods such as online invoicing, bill payment and financial transactions.

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

On September 30, 2002 the court stayed all activity in the Pitney I and Pitney III cases pending the appointment of a Special Master. On October 15, 2002 the court appointed a Special Master and lifted the stay imposed on September 30, 2002. On December 13, 2002 the Special Master submitted a Scheduling Order to the court containing proposed dates for various remaining pretrial events in both the Pitney I and Pitney III cases, and permitting the court to set new trial dates in both actions. The court has not yet executed that Scheduling Order or set new trial dates. The Special Master conducted a hearing on dispositive and claim construction motions on June 3-6, 2003, and indicated an intention to conduct a hearing for further inquiry into the motions in mid-August, but has not yet ruled on any of the motions.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, like confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 43 issued US patents, 62 pending US patent applications, 12 international patents and 20 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

The market for Internet Postage products and services is new and is competitive. At present, Pitney Bowes has a software-based product commercially available. If any of our competitors provide the same or similar service as we provide, our operations could be adversely impacted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of less than 420 days at June 30, 2003. Our cash equivalents and investments, net of restricted cash, approximated $165 million and had a related weighted average interest rate of approximately 2.35%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On September 30, 2002 the court stayed all activity in the Pitney I and Pitney III cases pending the appointment of a Special Master. On October 15, 2002 the court appointed a Special Master and lifted the stay imposed on September 30, 2002. On December 13, 2002 the Special Master submitted a Scheduling Order to the court containing proposed dates for various remaining pretrial events in both the Pitney I and Pitney III cases, and permitting the court to set new trial dates in both actions. The court has not yet executed that Scheduling Order or set new trial dates. The Special Master conducted a hearing on dispositive and claim construction motions on June 3-6, 2003, and indicated an intention to conduct a hearing for further inquiry into the motions in mid-August, but has not yet ruled on any of the motions.

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

In May and June, 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissionary damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, we moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice. In February of 2003, the court denied our motion to dismiss the consolidated amended class action complaint. In June of 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us. The proposed settlement terms would not require Stamps.com to make any payments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

August 13, 2003	By:	/s/ KEN MCBRIDE

Ken McBride
Chief Executive Officer and
Chief Financial Officer

	By:	/s/ JAMES A. HARPER

James A. Harper
Chief Accounting Officer