Form 10-Q
period 2003-09-30
STAMPS COM INC
filed 2003-11-13
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

     The registrant does not have different classes of common stock. As of November 7, 2003, there were approximately 44,787,628 shares of the registrant’s common stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAMPS.COM INC.

BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$18,699	$64,775
Restricted cash	2,800	3,809
Short-term investments	60,439	32,072
Trade accounts receivable	758	662
Other accounts receivable	230	313
Other current assets	720	394

Total current assets	83,646	102,025
Property and equipment, net	4,535	6,086
Intangible assets, net	6,147	5,878
Long-term investments	82,854	72,058
Other assets	3,258	2,904

Total assets	$180,440	$188,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,213	$2,615

Total current liabilities	3,213	2,615
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 95,000 in 2003 and 2002
Issued and outstanding shares of 44,711 in 2003 and 44,455 in 2002	45	44
Additional paid-in capital	676,458	675,831
Deferred compensation	—	(9)
Accumulated deficit	(496,705)	(490,052)
Treasury Stock	(2,673)	—
Accumulated other comprehensive income	102	522

Total stockholders’ equity	177,227	186,336

Total liabilities and stockholders’ equity	$180,440	$188,951

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Service	$4,468	$3,459	$12,554	$11,265
Product	834	547	2,266	547

Total revenues	5,302	4,006	14,820	11,812
Cost of revenues
Service	1,905	1,243	4,957	3,664
Product	302	173	778	173

Total cost of revenues	2,207	1,416	5,735	3,837

Gross profit	3,095	2,590	9,085	7,975
Operating expenses:
Sales and marketing	1,738	721	3,875	1,705
Research and development	1,183	1,211	3,566	3,587
General and administrative	2,566	4,287	10,544	12,344
Restructuring and writedown charges	—	—	270	—

Total operating expenses	5,487	6,219	18,255	17,636

Loss from operations	(2,392)	(3,629)	(9,170)	(9,661)
Other income (expense):
Interest income, net	651	1,406	2,517	4,212
Other income	—	—	—	25

Total other income, net	651	1,406	2,517	4,237

Net loss	$(1,741)	$(2,223)	$(6,653)	$(5,424)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.15)	$(0.11)

Weighted average shares outstanding used in basic and diluted per share calculation	44,011	49,547	44,108	50,327

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended
	September 30,

	2003	2002

	(in thousands)
Operating activities:
Net Loss	$(6,653)	$(5,424)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,844	5,099
Amortization of deferred compensation	9	284
Changes in operating assets and liabilities:
Trade accounts receivable	(96)	496
Other accounts receivable	83	609
Accounts payable and accrued expenses	598	(1,408)
Other assets	(354)	2,730
Prepaid expenses	(326)	(127)

Net cash (used in) provided by operating activities	(3,895)	2,259
Investing activities
Purchase of short-term investments, net	(28,787)	(3,381)
Purchase of long-term investments, net	(10,796)	(40,159)
Sale of restricted cash investments	1,009	2,659
Acquisition of property and equipment	(462)	(233)
Purchase of intellectual property and intangible assets	(1,100)	(38)

Net cash used in investing activities	(40,136)	(41,152)
Financing activities
Proceeds from exercise of stock options	577	1,610
Issuance of common stock under ESPP	51	74
Repayment of capital lease obligation	—	(98)
Repurchase of common stock	(2,673)	(5,569)

Net cash used in financing activities	(2,045)	(3,983)

Net decrease in cash and cash equivalents	(46,076)	(42,876)
Cash and cash equivalents at beginning of period	64,775	101,703

Cash and cash equivalents at end of period	18,699	58,827
Short-term investments	60,439	79,620
Long-term investments	82,854	47,692
Restricted cash	2,800	4,108

Cash, restricted cash, short-term and long-term investments	$164,792	$190,247

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2003 AND 2002 IS UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements included herein have been prepared by Stamps.com Inc. (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of the Company, these unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.

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

In addition to the reduction of employees, the Company’s restructuring plan included costs associated with the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that have a higher return on investment, losses on the disposition and discontinuation of certain fixed assets, the estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant and the write-off of an investment in EncrypTix, the Company’s now dissolved subsidiary.

STAMPS.COM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2003 AND 2002 IS UNAUDITED)

The remaining unutilized provision as of December 31, 2002 was $288,000 and was comprised of the remaining estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant. The Company utilized $125,000 and $163,000 of this provision during the three months ended March 31, 2003 and June 30, 2003, respectively.

In June 30, 2003 the Company adjusted its restructuring provision for the remaining estimated rent and expenses as well as its estimated lease termination buy-outs for the unoccupied facilities of approximately $270,000. During the three months ended September 30, 2003, we exited out of a lease of approximately 12,000 square feet of unoccupied facilities, and $169,000 of this provision was utilized.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The Company’s intangible assets, which consist primarily of purchased patents with a gross carrying amount of $8.9 million and accumulated amortization of $2.7 million as of September 30, 2003, continue to be amortized over their expected useful lives ranging from 4 to 17 years.

Aggregate amortization expense on intangible assets was approximately $277,000 for each quarter ended September 30, 2003 and 2002, and $831,000 and $833,000 for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years.

6.	Comprehensive Loss

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net Loss	$(1,741)	$(2,223)	$(6,653)	$(5,424)
Unrealized gain (loss) on investments	(254)	53	(420)	(682)

Comprehensive loss	$(1,995)	$(2,170)	$(7,073)	$(6,106)

STAMPS.COM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2003 AND 2002 IS UNAUDITED)

7.	Stock-Based Employee Compensation

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

The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net loss-as reported	$(1,741)	$(2,223)	$(6,653)	$(5,424)
Add: Stock price based employee expense included in net loss, net of tax	—	9	9	284
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(429)	(686)	(1,621)	(2,000)

Net loss-pro forma	$(2,170)	$(2,900)	$(8,265)	$(7,140)

Basic and diluted net loss per common share-as reported	$(0.04)	$(0.04)	$(.015)	$(0.11)

Basic and diluted net loss per common share-pro forma	$(0.05)	$(0.06)	$(0.19)	$(0.14)

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and 2002, respectively: 1) a risk-free interest rate of 3.0% and 2.6%, 2) a dividend yield of 0% and 0%, 3) a volatility factor of the expected market price of the Company’s common stock of 25% and 30%, and 4) an expected life of the options of 5 years and 5 years.

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

STAMPS.COM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(ALL INFORMATION WITH RESPECT TO SEPTEMBER, 2003 AND 2002 IS UNAUDITED)

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

Internet Postage Services

We offer an Internet Postage service targeted at consumers, home offices and small businesses. Service fee revenues for our Internet Postage service are generated from a monthly convenience fee that we charge our customers under various pricing plans. The two main pricing plans are the Simple Plan and Power Plan. Under the Simple Plan, a user purchases and prints postage at face value for a monthly convenience fee of 10% of the value of postage printed with a monthly minimum of $4.49. For some newer customers, we recently raised the Simple Plan monthly minimum to $4.99. Under the Power Plan, a customer may purchase and use unlimited postage at face value, for a flat monthly fee of $15.99 or $18.99. We ended the third quarter of 2003 with approximately 313,500 registered customers, up from approximately 298,600 at the end of the second quarter of 2003 and up from approximately 280,603 customers at the end of the third quarter of 2002. Each of our registered customers has a Stamps.com postal meter license which is issued by the US Postal Service. The increase in customers was primarily related to a continued increase in customer acquisition through our marketing channels. During the third quarter of 2003, we successfully billed approximately 216 thousand unique registered customers for their monthly convenience fees.

Recent Developments

On July 17, 2002, we launched NetStamps. NetStamps allow a customer to print generic postage of any value on special label stock that has 25 labels per an 81/2 by 11 sheet of paper. The customer can print any value of postage from $.01 to $.37 and up. The postage does not expire and is not tied to the destination address so it can be printed and saved for future use. Additionally, the postage can be used for most classes of mail which allowed us to expand beyond our previously supported classes of mail to include additional classes such as International, Book Rate and Non-Profit.

One of the more significant results of the NetStamps launch is the incremental revenue generated by the sale of the special NetStamps labels. Each NetStamps sheet contains 25 labels and is sold in packs of 5 or 250 sheets. NetStamps label sales during the third and fourth quarters of 2002 were approximately $495,000 and $440,000, respectively. During the first, second, and third quarters of 2003, sales were approximately $478,000, $692,000 and $658,000, respectively.

On November 29, 2002, we launched our Plain Paper Shipping feature within version 3.0 of our client software. This version of our software was designed to enhance shipping functionality, including the ability to print a shipping label with electronic delivery confirmation. Customers are now able to print a shipping label on a plain piece of 8 ½ by 11 printer paper. This eliminates the need to use special labels and reduces the risk of misprinted postage. Using our new Plain Paper Shipping Label allows customers to receive free electronic delivery confirmation with Priority Mail. Prior to this technology, the United States Postal Service (USPS) required a separate confirmation label that added an additional step to the process, and an additional cost of $0.45 per package. Electronic signature confirmation and electronic delivery confirmation on other mail classes are also available at discounted rates with a $0.40-$0.50 savings per package. Customers may also track their packages within our software with an easy status check, thus eliminating the need to key in a long tracking number.

In October 2003, we launched our Stamps.com Version 3.5 with improved integration of Stamps.com’s online postage technology with Microsoft’s widely-used Word and Outlook software. Users who print envelopes using Microsoft Word 2003 or Outlook 2003 will be offered the option of checking a box to add electronic postage. When they do so, they will be able to print the address and postage on the envelope in a seamless one step process powered by Stamps.com, all without leaving the familiar Word or Outlook interface. Users of Microsoft Word 2003 and Outlook 2003 will also benefit from features provided by our service such as adding graphics or company logos to a mail piece for a personalized or professional look; keeping track of postage use through reports and accounting codes; minimizing undeliverable mail through automatic address correction and verification; and automatic calculation of postage rates based on mail class and weight of mail piece.

In October 2003, we also launched our Stamps.com Insurance offering as part of Stamps.com Version 3.5. This feature allows users to insure their packages in a fully integrated online process. Stamps.com Insurance is provided by Parcel Insurance Plan and underwritten by Fireman’s Fund.

In October 2003, we completed a study to understand the status of our net operation losses (NOL or NOLs). Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under the complicated IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that we are currently 12% below the 50% level that would trigger impairment of our NOL asset. Therefore, Stamps.com is requesting that all of its investors contact the company prior to allowing their ownership interest to reach a five-percent level.

On July 25, 2002, Jeffrey J. Brown resigned from our board of directors. On July 18, 2003, Kevin Douglas joined our board of directors.

Critical Accounting Policies

General. The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to patents, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Contingencies and Litigation. The Company is involved in various litigation matters as a claimant and as a defendant. The Company records any amounts recovered in these matters when collection is certain. The Company records liabilities for claims against it when the losses are probable and estimatable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates. See (Note 3) of Notes to Financial Statements.

Results of Operations

Revenue. Revenue is derived primarily from two sources: (1) service fees charged to customers and miscellaneous revenue from partner advertising to the Stamps.com customer base and (2) product revenue from the direct sale of consumables and products through our online store.

Service revenue increased by 29% to $4.5 million for the quarter ended September 30, 2003 from $3.5 million for the quarter ended September 30, 2002. Service revenue increased by 11% to $12.6 million for the nine months ended September 30, 2003 from $11.3 million for the nine months ended September 30, 2002. These increases were primarily due to continued reduction in the churn to our customer base and continued increase in customer acquisition.

Product revenue increased by 52% to $834,000 for the quarter ended September 30, 2003 from $547,000 for the quarter ended September 30, 2002. Product revenue increased by 314% to $2.3 million for the nine months ended September 30, 2003 from $547,000 for the nine months ended September 30, 2002. Product revenue represents consumable sales through our online store, which was launched during the third quarter of 2002. Product revenue increases were primarily due to the expansion of the number of available consumable products offered to our customers.

Cost of Revenues. Cost of revenues primarily consists of customer service, promotional expenses, system operating costs, and consumables and products sold through our online store. Cost of service revenues increased by 53% to $1.9 million for the quarter ended September 30, 2003 from $1.2 million for the quarter ended September 30, 2002. Cost of service revenues increased by 35% to $5.0 million for the nine months ended September 30, 2003 from $3.7 million for the nine months ended September 30, 2002. These increases were primarily due to increased promotional expenses as a result of increased customer acquisition. Typical promotional expenses include, among other items, free postage and free scale for new customers. Such promotional expense was approximately $844,000 and $2.0 million for the quarter ended and nine months ended September 30, 2003, respectively.

Cost of product revenue increased by 75% to $302,000 for the quarter ended September 30, 2003 from $173,000 for the quarter ended September 30, 2002. Cost of product revenue increased by 350% to $778,000 for the nine months ended September 30, 2003 from $173,000 for the nine months ended September 30, 2002. Cost of product sales represents the cost of our consumables and products sold through our online store, which was launched during the third quarter of 2002. Cost of product revenue increases were primarily due to the expansion of the number of available consumable products offered to our customers.

Sales and Marketing. Sales and marketing expenses principally consist of costs associated with strategic partnership relationships and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expenses increased by 141% to $1.7 million for the quarter ended September 30, 2003 from $721 thousand for the quarter ended September 30, 2002. Sales and marketing expenses increased by 127% to $3.9 million for the nine months ended September 30, 2003 from $1.7 million for the nine months ended September 30, 2002. The increases were primary due to increased customer acquisition efforts resulting in increased partner and affiliate payments and promotional expenses.

Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of the Internet Postage service and expenditures for consulting services and third-party software. Research and development expenses were approximately $1.2 million for the quarter ended September 30, 2003 and 2002, respectively. Research and development expenses were approximately $3.6 million for the nine months ended September 30, 2003 and 2002, respectively. We do not foresee an increase in research and development expense for the foreseeable future.

General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expenses decreased by 40% to $2.6 million for the quarter ended September 30, 2003 from $4.3 million for the quarter ended September 30, 2002. General and administrative expenses decreased by 15% to $10.5 million for the nine months ended September 30, 2003 from $12.3 million for the nine months ended September 30, 2002. The decreases in general and administrative expense were primarily due to a reduction in legal fees and depreciation of fixed assets.

Interest Income (Expense), Net. Interest income (expense), net consists of income from cash equivalents and short-term and long-term investments and interest expense related to payments of capital leases, net of interest expense related to financing obligations. Interest income (expense), net decreased by 54% to $651,000 for the quarter ended September 30, 2003 from $1.4 million for the quarter ended September 30, 2002. Interest income (expense), net decreased by 40% to $2.5 million for the nine months ended September 30, 2003 from $4.2 million for the nine months ended June 30, 2002. The decreases were primary due to lower invested balances in cash and equivalents and short-term and long-term investments as well as overall lower interest rates.

Liquidity and Capital Resources

As of September 30, 2003, we had approximately $165 million in cash and equivalents, restricted cash, and short-term and long-term investments. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In May 1999, we entered into a facility lease agreement for our corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. In March 2000 we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17.0 million. In January 2002, we exited the Bellevue, Washington facility lease with exit payments of approximately $555,000 in December 2001 and $647,000 in January 2002. The Company continues to sublet building spaces vacated as a result of the reduction in workforce, and we recently exited a lease of approximately 12,000 square feet of unoccupied space with the payment of a $112,000 termination fee.

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

Net cash used in operating activities was $3.9 million for the nine months ended September 30, 2003 and net cash provided by operating activities was $2.3 million for the nine months ended September 30, 2002. The increase in net cash used in operating activities resulted primarily from increased expenditures in sales and marketing due to increased customer acquisition.

Net cash used in investing activities was $40.1 million and $41.2 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net cash used in investing activities resulted primarily from reduced purchases of long-term investments.

Net cash used in financing activities was $2.0 million and $4.0 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net cash used in financing activities resulted primarily from the decreased level of our stock repurchase during 2003.

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

Since we began operations in 1998, we have incurred substantial operating losses in every period. As a result of accumulated operating losses, we had an accumulated deficit of $496.7 million as of September 30, 2003. We expect to continue to incur significant sales and marketing, research and development, and administrative expenses and therefore could continue to experience net losses and negative cash flows for several years, and perhaps for the duration of our corporate existence. For the three months ended September 30, 2003, we generated $5.3 million in revenues, which resulted in a net operating loss of $1.7 million for that period. There are no guarantees that we will reach profitability in the future. Overall, we will need to generate significant revenues and successfully implement our new business strategy to achieve and maintain profitability in the future.

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

On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California (“Pitney III”), alleging that Pitney Bowes infringes four patents we own. The suit seeks treble damages, an injunction against further alleged infringement, attorneys’ fees and other unspecified damages. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware. We presently allege that Pitney Bowes’ ClickStamp Online service and at least five of Pitney Bowes’ DM Series Mailing Systems infringe patents at issue in this suit.

On September 30, 2002 the court stayed all activity in the Pitney I and Pitney III cases pending the appointment of a Special Master. On October 15, 2002 the court appointed a Special Master and lifted the stay imposed on September 30, 2002. During the week of June 2, 2003, following receipt of briefing from the parties, the Special Master held hearings regarding claim construction as well as various motions, including dispositive motions, that had been brought by the parties. On September 16, 2003 the Special Master sent reports and associated proposed orders to the court containing recommendations of the Special Master regarding claim construction and motions that had been brought by the parties. On October 28, 2003, the parties filed with the court their opening briefs setting forth their objections to the proposed orders of the Special Master. The Pitney I case has been scheduled for trial starting February 23, 2004. The Pitney III case has been scheduled for trial starting April 26, 2004.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, like confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 43 issued US patents, 68 pending US patent applications, 12 international patents and 20 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of less than 300 days at September 30, 2003. Our cash equivalents and investments, net of restricted cash, approximated $162 million and had a related weighted average interest rate of approximately 1.80%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting or in other factors during the period covered by this quarterly report that could significantly affect these controls subsequent to the date of their evaluation.

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

On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California (“Pitney III”), alleging that Pitney Bowes infringes four patents we own. The suit seeks treble damages, an injunction against further alleged infringement, attorneys’ fees and other unspecified damages. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware. We presently allege that Pitney Bowes’ ClickStamp Online service and at least five of Pitney Bowes’ DM Series Mailing Systems infringe patents at issue in this suit.

On September 30, 2002 the court stayed all activity in the Pitney I and Pitney III cases pending the appointment of a Special Master. On October 15, 2002 the court appointed a Special Master and lifted the stay imposed on September 30, 2002. During the week of June 2, 2003, following receipt of briefing from the parties, the Special Master held hearings regarding claim construction as well as various motions, including dispositive motions, that had been brought by the parties. On September 16, 2003 the Special Master sent reports and associated proposed orders to the court containing recommendations of the Special Master regarding claim construction and motions that had been brought by the parties. On October 28, 2003, the parties filed with the court their opening briefs setting forth their objections to the proposed orders of the Special Master. The Pitney I case has been scheduled for trial starting February 23, 2004. The Pitney III case has been scheduled for trial starting April 26, 2004.

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

In May and June, 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissionary damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, we moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice. In February of 2003, the court denied our motion to dismiss the consolidated amended class action complaint. In June of 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us. The proposed settlement terms would not require Stamps.com to make any payments. The proposed settlement is subject to approval by the court.

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

STAMPS.COM INC. (Registrant)

November 13, 2003	By:	/s/ KEN MCBRIDE

Ken McBride
Chief Executive Officer and
Chief Financial Officer

	By:	/s/ JAMES A. HARPER

James A. Harper
Chief Accounting Officer