Form 10-K
period 2003-12-31
STAMPS COM INC
filed 2004-03-01
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2003

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

Yes ☐ No ☒

     As of February 13, 2004, the approximate aggregate market value of voting common stock held by non-affiliates of the Registrant was $277,930,821 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The Nasdaq National Market System on that date). As of February 13, 2004, there were approximately 44,397,514 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on April 23, 2004, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2003

Page

PART I	1
ITEM 1. BUSINESS	1
ITEM 2. PROPERTIES	8
ITEM 3. LEGAL PROCEEDINGS	13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
PART II	16
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	16
ITEM 6. SELECTED FINANCIAL DATA	17
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	25
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	25
ITEM 9A. CONTROLS AND PROCEDURES	25
PART III	27
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	27
ITEM 11. EXECUTIVE COMPENSATION	27
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	27
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	27
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	25
PART IV	28
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	28

i

PART I.

     This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. We cannot assure you that the expectations of future events will prove to be correct. Some of the factors that could cause actual results to differ materially from those expectations are disclosed in this document including, without limitation, in the “Risk Factors” section of this report. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by this cautionary statement and you should not place undue reliance on any forward-looking statement. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe factors which affect our business, including the “Risk Factors”.

     Stamps.com, NetStamps, Stamps.com Internet Postage, and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

ITEM 1. BUSINESS

Company Overview

     Stamps.com is the leading provider of Internet-based postage solutions. Stamps.com’s service allows customers to buy and print United States Postal Service (USPS) approved postage using a PC, an ordinary inkjet or laser printer and an Internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations, shippers and individuals.

     Stamps.com was founded in September 1996 to investigate the feasibility of entering into the US Postal Service’s Information Based Indicia Program and initiate the process of becoming a USPS approved PC Postage vendor. In January 1998, we were incorporated in Delaware as StampMaster, Inc. and changed our name to Stamps.com Inc. in December 1998. Stamps.com was approved by the USPS as a licensed vendor to offer PC Postage in August, 1999 and launched our service in October, 1999. We completed our initial public offering in June 1999 and our common stock is listed on The Nasdaq National Market under the symbol “STMP.”

     Our principal executive offices are located at 3420 Ocean Park Boulevard, Suite 1040, Santa Monica, California 90405, and our telephone number is (310) 581-7200.

Service Overview

     Our USPS-approved service enables users to print information-based indicia, or electronic stamps, directly onto envelopes or labels using ordinary laser or inkjet printers. Our service can be used for a variety of mail classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery (COD), and Restricted Delivery to their mail pieces. Our service requires no additional hardware—a user’s existing PC, printer and Internet connection are sufficient. Our software can be downloaded from the Internet or installed from a CD-ROM. Becoming a registered customer of our service currently involves completing a registration process, providing a payment method which is validated by Stamps.com, and receiving a meter license that is issued by the USPS. Customers can then purchase and print postage 24 hours a day, seven days a week from their PCs using the Stamps.com software. When customers purchase postage through our service, they pay face value, and the postage funds are transferred directly from the customer to the US Postal Service; thus, postage funds are not a part of our financial statements. Customers maintain a pre-paid postage balance which is reduced as they print postage for their mail pieces. We charge customers a monthly service fee ranging from $4.49 to $19.95 depending upon their usage and on the promotional offer.

     The following are three components to our service offering:

•	Stamps.com PC Postage Service. We offer our customers three different ways to print postage, delivering a flexible solution designed to meet a variety of mailing and shipping needs:

1.	Traditional Internet Postage – Our original PC Postage feature, Internet Postage enables customers to print the postage and delivery address in one step for a professional look. The postage is tied to the destination address and has a mail date. It is most commonly printed directly on envelopes.

2.	NetStamps™ — Customers print NetStamps on blank label stock containing 25 labels per page. NetStamps can be printed for any amount and used with any mail piece. NetStamps do not have a mailing date and do not contain a destination address and thus can be used just like regular postage stamps. We believe that NetStamps, added in July of 2002, increased the value of our service by meeting more of our customers mailing and shipping needs.

3.	Shipping Labels – Allows customers to print postage for packages on plain 8.5” x 11” paper, or on adhesive labels, and to add electronic Delivery or Signature Confirmation at discounted prices. Customers can also choose an option called Hidden Postage™, which allows customers to hide the actual postage amount on the shipping label.

In addition to providing the ability to buy and print postage, our software has many additional features designed to improve the mailing and shipping process for our customers.

•	Stamps.com Store. We sell consumables and peripherals related to our service. These products are sold through our online store within the Stamps.com software. We currently sell labels, scales and dedicated postage printers. The labels we sell are used in conjunction with our NetStamps, Shipping Label and Traditional Internet Postage features. Currently, only existing Stamps.com customers can purchase from our store.

•	Stamps.com Insurance. We offer our customers the ability to purchase online package insurance directly from us as an alternative to USPS package insurance. Our insurance offering allows customers to insure packages without going to the Post Office and without the need to complete any physical forms. Our insurance is provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund.

Benefits of Service

     The main benefit of our service is convenience. First, customers can mail and ship items without leaving their home or office, saving the time required to make a trip to the post office. Second, customers can buy and print postage any time, 24 hours a day, 7 days a week, 365 days a year, allowing customers the flexibility to prepare their mail and packages when it’s most convenient for them. Finally, customers can save time by printing the return address, destination address and postage together in a convenient, one-step process.

     Our service also helps customers save money. First, customers avoid wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and destination address. Second, customers can reduce the cost of returned or undeliverable mail with our address correction and verification feature. Third, customers using our service to ship packages with electronic Delivery or Signature confirmation save approximately $0.40 to $0.50 per package compared to using non-electronic confirmation services at the post office. Fourth, customers can better track and control their postage expenditures using cost codes. Additionally, we believe the total cost of our solution is significantly less than the total cost of a traditional meter solution. Typically, users of traditional postage meters have to pay monthly rental fees, pay for postage purchase surcharges, pay for meter repairs and maintenance, buy expensive ink cartridges, and must agree to long-term commitments.

     Our service also contains features designed to enhance our customer’s overall mailing and shipping process and efficiency. First, customers can print professional looking mail. Second, customers can customize their envelopes by adding a company logo or graphic. Third, customers can print postage for letters, contacts and mail merges from directly within Microsoft Office. Fourth, customers can directly access their contacts from Microsoft Outlook, ACT, Lotus Notes and other popular contact management software packages. Finally, customers can track their mailing and shipping history and spending through our reporting capability.

     Additionally, our service provides significant features and capabilities for shipping-focused users. First, customers can send shipment notification e-mails to their package recipients letting them know that a package is on the way. Second, customers can track delivery status of their packages with a single click from our software. Third, customers can add electronic Delivery or Signature confirmation without any physical forms at a discounted rate. Fourth, customers can use Stamps.com insurance to insure packages without having to go the post office and without having to complete any physical forms. Finally, customers can hide the postage amount on the shipping label using our Hidden Postage capability. This feature allows customers such as auction sellers and online merchants more flexibility in what they charge their customers for shipping and handling to ensure that they are covering all their related costs.

Industry Overview

     According to the US Postal Service Annual Report, the total 2003 U.S. postage market was 202 billion pieces, or approximately $66 billion, of which approximately $20 billion was represented by mail classes our software does not currently support (such as standard mail and periodicals). Stamps.com customers printed approximately $100M of postage during 2003 which represents less than 0.2% of the total U.S. postage market, and thus we believe that our market is in its very early stages of penetration into the overall USPS postage market. We believe that we have a large opportunity to continue to convert users of traditional postage solutions such as postage stamps or postage meters to our solution.

     Our mailing and shipping service is targeted primarily to small offices, home offices and small businesses in the United States. The small office, home office and small business markets represent a large and growing customer segment. According to a 2003 International Data Corporation report, there were a combined 43.3 million small businesses and home offices in the United States in 2002. For 2002, International Data Corporation reported that small businesses with less than 100 employees numbered 7.9 million, of which 77% had fewer than 10 employees. In addition, income generating home offices numbered 13.1 million and home offices used for corporate after-hours work or telecommuting numbered 22.3 million. As of Dec 31, 2003, we had approximately 294,000 registered customers which represented less than 1% of the total SOHO market as defined by IDC. Thus, we believe there is still a large potential universe of small office, home office customers that are not currently using a PC Postage service.

USPS Certification Process

     All U.S. PC Postage products are currently required to complete extensive USPS testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution. Each additional implementation of a particular product or function requires additional evaluation and approval by the USPS prior to commercial delivery.

     The USPS certification process for becoming a PC Postage vendor is a standardized, ten-stage process. Each stage requires USPS review and authorization to proceed to the next stage of the certification process. The USPS has no published timeline or estimated time to complete each of the ten stages of the program. The most significant stage is the ninth stage, which requires a vendor to complete three phases of beta testing.

     Our entire approval process took us approximately two and one half years. In March 1997, we submitted our letter of intent to join the Information Based Indicia Program. From March 1997 through August 1998, we progressed through the first eight stages of the USPS certification process. On August 24, 1998, the USPS announced that we were approved for beta testing and our service became the first software-only postage solution approved by the USPS for market testing. Between August 24, 1998 and August 9, 1999, we successfully completed the three-phase beta testing required by the USPS’s certification process. On August 9, 1999, we became the first software-only solution approved for commercial release by the USPS.

Competition

     We compete with mailing and shipping solutions available in the market today. These solutions include traditional postage meters and other PC Postage services. We also compete with postage stamps and other forms of potage evidencing which are available at retail post offices, non-post office retail locations (e.g. supermarkets), ATMs / Kiosks, and from other online sources such as USPS.com.

     The PC Postage industry currently contains two other USPS approved vendors. Based on available data, we believe that as of the end of 2003 we had approximately 85% of the total number of PC Postage customers.

     The following is a summary of our current PC Postage competitors:

•	Envelope Manager. Envelope Manager is a small, private US based company that launched a software-based PC Postage service in 2000.

•	Pitney Bowes, Inc. Pitney Bowes is the current market leader in the traditional postage meter business and had approximately $4.5 billion in revenues in 2003. Pitney Bowes launched a software-based PC Postage service in 2000.

     We believe there is a regulatory barrier for new vendors entering the PC Postage market as a result of the USPS certification process which took us approximately two and a half years to complete. We also believe we have competitive advantages in the PC Postage space which include the wide range of features available in our service, our technology, our customer base and our broad intellectual property portfolio.

Our Strategy

     We have gone through several shifts in strategy since our inception. From 1996 to 1999, our focus was on developing the technology for our PC Postage service and receiving approval from the USPS to launch our service. Having successfully launched our service in October 1999 and having raised significant capital during 1999, the focus shifted to growth and entering new markets. From October 1999 to October 2000, we embarked on an ambitious growth plan that included entry into the multi-carrier shipping market via the acquisition of iShip.com and entry into the secure ticketing market via the creation and financing of a separate subsidiary, EncrypTix. Due to this aggressive expansion and lower-than-expected revenue growth, financial losses increased dramatically. In October 2000, incumbent top management departed and we shifted our focus to reducing losses, our cash burn rate, and on improving the economics of our core PC Postage service. During 2001, we sold our iShip business to UPS, stopped pursuing International markets, and shut down our EncrypTix subsidiary. By the end of 2001, we stabilized our business and significantly reduced our financial losses and monthly operating expenses. During 2002, our focus shifted to improving the software for our core PC Postage service offering. We scaled back our marketing expenses and concentrated on adding new features to our software, including the Netstamps and the Shipping Label features. By the end of 2002, our service more effectively met the needs of our customers and provided significantly greater value. During the first half of 2003, we went through a process of testing all our marketing initiatives under the new product economics. During the second half of 2003, we began increasing our marketing activity under our most effective programs.

     Our current strategy is focused on growing our PC Postage business in our target small office, home office market. First, we plan to cost-effectively growing our customer base with a focus on the more profitable $15.99 per month power plan customers. Second, we plan to optimize our pricing and promotional offers for new customers. Third, we plan to continue to invest in, and optimize the performance of, our current marketing channels. Fourth, we plan to add new features to our software. Finally, we plan to add new consumables and peripherals for sale in our online store.

Our Marketing

     While our service attracts a broad range of customers, our current marketing efforts are primarily focused on attracting small and home-based businesses. We market our service in several ways, including the following:

•	Online Partnerships. We work with strategic partners to leverage their website traffic, customer base or other distribution in order to acquire customers for our service. These partnerships provide prospective customers the opportunity to either download our software from the partner’s website or to click-through to our website where they can sign-up for the Stamps.com service.

•	Software- or Hardware-based Partnerships. We may include a copy of our free software on a partner’s CD-ROM that gets distributed to their existing or prospective customers, or we may include our software bundled along with a partner’s hardware device. We have partnerships with companies who offer small business productivity software, financial software, printers and Internet services.

•	Retail Partnerships We may make a copy of our free software or a marketing brochure available at a partners’ retail location. Current retail locations include office supplies and computer equipment stores.

•	Online Advertising. In this channel, we partner with key players in the online marketing industry to acquire customers using a variety of online mediums including banner ads, pop-up ads, search keywords, and permission-based email campaigns.

•	Affiliate Program. In this channel, we utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with our Company. Our affiliate channel is currently managed by a third party. We offer financial incentives for our affiliates to drive traffic to our web site.

•	Direct Mail. In this channel, we send direct mail pieces to prospective customers. We purchase targeted prospect lists from third parties or obtain prospect lists form our partners. We then execute a direct mail campaign to the target list.

•	Remarketing. We remarket our service to former customers. Our remarketing efforts are generally focused on the new features which may relate to the reasons former customers stopped using our service.

•	USPS. We work with the USPS on a variety of different marketing initiatives. Examples of these marketing initiatives include the distribution of marketing collateral in retail post offices, a presence on USPS.com and working with USPS representatives to target prospects.

     Through our marketing programs, we seek to acquire our target customers in a cost effective manner. We execute a diverse range of programs that meet our return on investment targets. We project customer lifetime value in our various channels, and we compare lifetime value to the cost to acquire each customer in order to determine the economic return on our marketing programs.

Our Technology

Our technology is comprised of the following key components:

     System Architecture. Our servers are located in a high-security data center and operate with internally-developed security software. These servers create the data used to generate information-based indicia. These servers also process postage purchases using secure technology that meets US Postal Service security requirements. Our service currently uses a Windows-based client application, which supports a variety of label and envelope options and a wide range of printers. In addition, our application employs an internally-developed user authentication mechanism for additional security.

     Transaction Processing. Our transaction processing servers are a combination of secure, commercially available and internally-developed technologies that are designed to provide secure and reliable transactions. Our system implements hardware to meet government standards for security and data integrity. The performance and scalability of our system is designed to allow many users to process postage transactions through our software.

     Database Processing. Our database servers are designed and built with industry-leading database technologies and can be scaled as needed.

     Research and Development. Our research and development expenditures were $12.6 million in 2001 and $4.8 million in 2002 and 2003.

Our Intellectual Property

     We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 45 issued US patent applications, 72 pending US patent applications, 12 issued international patent applications and 19 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future.

Recent Developments

     During 2003, we focused on growing our revenue, expanding our customer base, improving our store offerings, adding new features to our software and testing new marketing programs and channels. We also settled all outstanding lawsuits with Pitney Bowes.

     In January of 2003, we announced the launch of our first specialty NetStampsTM labels called “Love NetStamps”. Specialty NetStamps labels contain new images and improved designs compared with our original NetStamps labels. Specialty NetStamps were further expanded with the launch of “Liberty NetStamps” and “Holiday NetStamps” in June and November of 2003, respectively.

     In January of 2003, we successfully implemented a new process called Instant Access that enables new customers to immediately begin printing postage after registration for the service, a dramatic improvement over the previous process that required two to 24 hours of wait time.

     In April of 2003, we added a new product feature called Hidden PostageTM which allows customers to hide the postage amount on their shipping label. The new feature enhances the Stamps.com service, resulting in a more powerful shipping solution for businesses, e-commerce sites and online auctioneers. Hidden Postage allows our customers to print a shipping label without printing the actual value of the postage on the label. By hiding the postage amount of the shipment, businesses can more easily cover their full shipping and handling costs without causing customer complaints.

     In June of 2003, we filed a lawsuit against PayPal, Inc and eBay, Inc for breach of contract and fair dealing, and interference with contract, among other claims, with respect to the license agreement signed between Stamps.com and PayPal in June 2002. By the terms of the agreement, Stamps.com and PayPal agreed that Stamps.com technology would be made available to allow PayPal users to buy and print postage online from their PayPal accounts. The parties contemplated that the service would be made available to PayPal users by the holiday season of 2002. We believe that PayPal did not live up to its contractual obligations in the agreement. Specifically, we believe PayPal did not work to launch the Stamps.com functionality in any reasonable time frame, made misrepresentations to us and acted in bad faith. We are also alleging that eBay improperly interfered in the Stamps.com and PayPal relationship. We seek to recover damages to compensate for our lost value in the agreement as well as additional damages due to PayPal and eBay bad faith and interference. Our complaint was filed Tuesday, June 24, 2003, in Superior Court of the State of California in Los Angeles County.

     In October of 2003, we launched Stamps.com Version 3.5 which provided enhanced integration with Microsoft® Office System 2003, broader support for shipping, Stamps.com package insurance and an expanded online store platform. We worked in collaboration with Microsoft to improve integration with Microsoft Word and Outlook®. The enhanced integration allows users to add postage to an envelope or a mail merge without leaving the familiar Microsoft Office environment. The latest version of Stamps.com also delivered new features that are designed to improve the shipping process. The Stamps.com Insurance offering allows users to insure their packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any forms. Further, customers on select plans currently receive a 10% discount over US Postal Service insurance rates. Other shipping improvements include the ability to send shipment notifications emails with a tracking link, the ability to print shipping labels for Express Mail® and Bound Printed Matter, and support for additional USPS services such as Collect on Delivery (COD). Finally, we expanded and redesigned our online store in order to support a larger selection of items. We also made available for sale labels for use with our Internet Postage and Shipping Label features.

     In October of 2003, we completed a study to understand the status of our net operation losses (NOL or NOLs). Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary public equity offering in December 1999. Under the complicated IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. As of October 2003, we estimate that we were approximately 12% below the 50% level that would trigger impairment of our NOL asset. Therefore, we request that all of our investors contact us prior to allowing their ownership interest to reach a five-percent level.

     In December of 2003, we reached a settlement in all patent infringement litigation with Pitney Bowes. The settlement included a five-year patent cross-licensing agreement. In addition, there will be no material financial payment between the companies. For further discussion, please refer to the “Legal Proceedings” section.

     In January of 2004, our Board of Directors declared a one-time return of capital cash dividend of $1.75 per share, to shareholders of record as of the close of business on February 9, 2004, which amount was paid on February 23, 2004. Based on the number of common shares outstanding on February 9, 2004, the total amount of the dividend was approximately $78 million. In addition, our Board of Directors has authorized a reverse stock split of our common stock, subject to shareholder approval. Shareholders of Stamps.com, at the annual meeting of shareholders to be held on April 23, 2004, shareholders of Stamps.com will be asked to grant the Board of Directors the authority to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by the Board of Directors at the time it elects to effect a split. The par value of our common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively.

     In July of 2003, Kevin Douglas joined our board of directors. In January of 2004, Kyle Huebner was appointed Chief Financial Officer. In January of 2004, James Bortnak was appointed Vice President, Sales and Marketing.

Employees

     As of December 31, 2003 we had 108 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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

Risks Related to Our Business

We may not successfully implement strategies to increase the adoption of our service which would limit our growth, adversely affect our business and cause the price of our common stock to decline.

Our future profitability will depend on our ability to successfully implement our strategy of increasing the adoption of our service. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as: (a) the costs of our marketing programs to establish and promote the Stamps.com brands; (b) the demand for our service; (c) our ability to develop and maintain strategic distribution relationships; (d) the number, timing and significance of new products or services introduced by us and by our competitors; (e) our ability to develop, market and introduce new and enhanced services on a timely basis; (f) the level of service and price competition; (g) our operating expenses; (h) US Postal Service regulation and policies relating to PC Postage; and (i) general economic factors.

We have a history of losses, expect to incur losses in the future and may never achieve profitability, which may reduce the trading price of our common stock.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. We have experienced significant net losses since our inception and we may experience net losses in the future. We cannot assure you that we will be able to achieve profitability. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred net losses of $9.3 million in 2003.

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

The success of our business will depend upon acceptance by customers of our services.

We must minimize the rate of loss of existing customers while adding new customers. Customers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the costs for service are too high and customer service issues are not satisfactorily resolved. We must continually add new customers both to replace customers who cancel and to continue to grow our business beyond our current customer base. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of customers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these customers with new customers.

If we fail to effectively market and sell our service, our business will be substantially harmed and could fail.

In order to acquire customers and achieve widespread distribution and use of our services, we must develop and execute cost-effective marketing campaigns and sales programs. We currently rely on a combination of marketing techniques to attract new customers including direct mail, online marketing and business partnerships. If new legal restrictions limit our ability to continue marketing programs we currently have or plan to implement, our ability to attract new customers may be limited. In addition, we may be unable to continue marketing our services in a cost-effective manner. If we fail to acquire customers in a cost-effective manner, our results of operations will be adversely affected.

If we fail to meet the demands of our customers, our business will be substantially harmed and could fail.

Our services must meet the commercial demands of our customers, which include home businesses, small businesses, corporations, shippers and individuals. We cannot be sure that our services will appeal to or be adopted by a wide range of customers. Moreover, our ability to obtain and retain customers depends, in part, on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we fail to meet the demands of our customers our results of operations will be adversely affected.

A failure to further develop and upgrade our service could adversely affect our business.

Any delays or failures in developing our service, including upgrades of current services, may have a harmful impact on our results of operations. The need to extend our core technologies into new features and services and to anticipate or respond to technological changes could affect our ability to develop these services and features. Delays in features or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect these delays or the introduction of new features or upgrades will have on our revenue or results of operations.

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

Our relationship with subscribers and credit card companies could be harmed if our billing software fails.

We have in the past experienced problems with our billing software, causing us to ineffectively bill our customer base. If our billing software fails and we fail to effectively bill customers, our cash flow and results of operations will be affected adversely.

Risks Related to Our Industry

US Postal Service regulations and fee assessments may cause disruptions or discontinuance of our business, may increase the cost of our service and may affect the adoption of PC Postage as a new method of mailing and shipping.

We are subject to continued US Postal Service scrutiny and other government regulations. The continued availability of our services is dependent upon our service continuing to meet US Postal Service performance specifications and regulations. The US Postal Service could change its certification requirements or specifications for PC Postage or revoke the approval of our service at any time. If at any time our service fails to meet US Postal Service requirements, we may be prohibited from offering this service and our business would be severely and negatively impacted. In addition, the US Postal Service could suspend or terminate our approval or offer services which compete against us, any of which could stop or negatively impact the commercial adoption of our service. Any changes in requirements or specifications for PC Postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our service.

The US Postal Service could also decide that PC Postage should no longer be an approved postage service due to security concerns or other issues. Our business would suffer dramatically if we are unable to adapt our services to any new requirements or specifications or if the US Postal Service were to discontinue PC Postage as an approved postage method. Alternatively, the US Postal Service could introduce competitive programs or amend PC Postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the US Postal Service itself. If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes who enter the online postage market, our revenues and operating results will suffer.

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

The market for PC Postage products and services is new and is competitive. At present, Pitney Bowes has a software-based product commercially available. If any of our competitors provide the same or similar service as we provide, our operations could be adversely impacted.

If PC Postage becomes a viable market, we may not be able to establish or maintain a competitive position against current or future competitors as they enter the market. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. As a result, our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. We may from time to time make pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. These actions could result in reduced margins and seriously harm our business.

If the market for PC Postage develops, we could face competitive pressures from new technologies or the expansion of existing technologies approved for use by the US Postal Service. We may also face competition from a number of indirect competitors that specialize in electronic commerce and other companies with substantial customer bases in the computer and other technical fields. Additionally, companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, changes in postal regulations could adversely affect our service and significantly impact our competitive position. We may be unable to compete successfully against current and future competitors, and the competitive pressures we face could seriously harm our business.

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

The evolving nature of the Internet or the PC Postage markets could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to license or acquire leading technologies useful in our business; enhance our existing services; develop new services or features and technology that address the increasingly sophisticated and varied needs of our current and prospective users; and respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

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

The US Postal Service may raise national security or similar concerns to prevent foreign persons from acquiring significant ownership of our common stock or ownership of Stamps.com. These concerns may prohibit or delay a merger or other takeover of our company. Our competitors may also seek to have the US Postal Service block the acquisition by a foreign person of our common stock or our company in order to prevent the combined company from becoming a more effective competitor in the market for PC Postage.

Our stock price is volatile

The price at which our common stock has traded since our initial public offering in June of 1999 has fluctuated significantly. The price may continue to be volatile due to a number of factors, including the following, some of which are beyond our control: variations in our operating results, variations between our actual operating results and the expectations of securities analysts, investors and the financial community, announcements of developments affecting our business, systems or expansion plans by us or others, and market volatility in general.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price. In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. This type of litigation, if directed at us, could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 2. PROPERTIES

     Our corporate headquarters are located in a 26,000 square foot facility in Santa Monica, California under a lease expiring on May 31, 2004. We also have several properties under lease that are no longer occupied by Stamps.com, and which are being sublet or are unoccupied. We have approximately 1,500 square feet of unoccupied office space in Irvine, California under a lease expiring in March 2004. We also have approximately 43,000 square feet of facilities in Santa Monica, California under leases which expire in May 2004, and the majority of unoccupied space has been sublet. We have incorporated the costs related to excess facilities that are not occupied by Stamps.com into our restructuring charges incurred in prior periods. In November 2003, we entered into a facility lease agreement for 36,000 square feet beginning in March 2004 and expiring in March 2010, for our new corporate headquarters in Playa Vista, California.

ITEM 3. LEGAL PROCEEDINGS

     On June 16, 1999, Pitney Bowes sued us for alleged patent infringement in the United States District Court for the District of Delaware (“Pitney I”). The suit originally alleged that we were infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit sought treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. We answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes’ amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.

     On September 18, 2000, Pitney Bowes filed another patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, alleging that we were infringing four patents owned by Pitney Bowes related to multi-carrier shipping (“Pitney II”). The suit sought unspecified damages and a permanent injunction from further alleged infringement. We answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the court granted our motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that we were infringing one of the patents was dismissed with prejudice. On June 20, 2002, all remaining claims in the Pitney II lawsuit were dismissed without prejudice.

     On June 14, 2001, we filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California (“Pitney III”), alleging that Pitney Bowes infringed four patents we own. The suit sought treble damages, an injunction against further alleged infringement, attorneys’ fees and other unspecified damages. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware.

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

     On December 4, 2002, Pitney Bowes filed a further patent infringement lawsuit against us in the United States District Court for the District of Delaware, alleging that our NetStamps postage product infringes four patents owned by Pitney Bowes. The suit sought treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief. On January 23, 2003, we answered Pitney’s complaint, denying the allegations of patent infringement and asserting a number of affirmative defenses as well as a counterclaim alleging that Pitney Bowes’ DM Series Mailing Systems infringe three additional Stamps.com patents. In connection with our counterclaim, we also sought treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief.

     On December 19, 2003, we reached a settlement with Pitney Bowes in all of our respective litigation. The settlement agreement resolves all litigation between the companies with no need for material payments. The deal includes a cross-licensing agreement for the life of all patents that have been asserted in the litigation, with each side agreeing not to sue the other for patent infringement during the next five years. In addition, the agreement grants each company future worldwide licenses in the form of “Picks” to a limited but equal number of the other’s patents. The licenses are limited to fields of use that cover each company’s current respective businesses. The agreement also contains provisions relating to “change of control” scenarios that could limit future access to these Intellectual Property picks. In particular, an acquiring party that is on a restricted list will lose any unused picks if it makes its acquisition before the end of a “Sunset Period.” The Sunset Period is shorter than the five year term of the agreement.

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

     In May and June 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissionary damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, we moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice. In February 2003, the court denied our motion to dismiss the consolidated amended class action complaint. In June 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us. The proposed settlement terms would not require Stamps.com to make any payments. The proposed settlement is subject to approval by the court.

     In addition to the class action lawsuits against us, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming us) followed publicized reports that the Securities and Exchange Commission was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. We have placed our underwriters on notice of our rights to indemnification, pursuant to our agreements with the underwriters. We have also provided notice to our directors and officers insurers, and believe that we have insurance applicable to the lawsuits. We also believe that the claims against us and our officers and directors are without merit, and intend to defend the lawsuits vigorously.

     We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on The Nasdaq National Market under the symbol “STMP”. The following table sets forth the range of high and low closing sales prices reported on The Nasdaq National Market for our common stock for the periods indicated:

		High	Low

Fiscal 2002
	First Quarter	$4.47	$3.57
	Second Quarter	$5.01	$4.07
	Third Quarter	$4.70	$3.77
	Fourth Quarter	$4.75	$3.83
Fiscal 2003
	First Quarter	$4.49	$3.97
	Second Quarter	$5.33	$4.07
	Third Quarter	$6.04	$4.80
	Fourth Quarter	$6.50	$5.33
Fiscal 2004
	First Quarter (through February 13, 2004)	$8.35	$5.80

Recent Share Prices

     The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 31, 2003 and (ii) February 13, 2004.

Closing
Price

December 31, 2003	$6.20
February 13, 2004	$6.17

Holders

     As of February 13, 2004, there were approximately 1,350 stockholders of record and approximately 44,397,514 shares of our common stock outstanding.

Dividend Policy

     On January 28, 2004 our Board of Directors declared a one-time return of capital cash dividend of $1.75 per share, to shareholders of record as of the close of business on February 9, 2004, which dividend was paid on February 23, 2004. Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements though the Board of Directors does not presently contemplate the payment of additional dividends in the near future.

Recent Sales of Unregistered Securities

     We did not have any unregistered sales of common stock during the quarter ended December 31, 2003.

ITEM 6.	SELECTED FINANCIAL DATA

     The following data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included elsewhere in this Report.

	Year ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$21,200	$16,329	$19,427	$15,234	$358
Cost of sales	8,264	5,328	7,954	23,691	2,430
Research and development	4,820	4,790	12,578	33,051	7,363
Sales and marketing	6,298	2,509	9,684	72,966	35,208
General and administrative	14,459	15,467	33,036	102,191	14,333
Impairment of goodwill	—	—	163,634	—	—
Provision for loss on loan with former officer	—	—	—	3,346	—
Restructuring charges[2]	—	—	25,974	11,475	—
Loss from operations[1]	(12,641)	(11,765)	(233,433)	(231,486)	(58,976)
Interest income (expense), net	3,314	4,893	10,062	18,436	2,489
Other income, net	—	25	—	—	—
Gain from shut down of EncrypTix[3]	—	—	23,195	—	—
Loss from sale of iShip[1]	—	—	(9,397)	—	—
Net loss	$(9,327)	$(6,847)	$(209,573)	$(212,949)	$(56,487)
Basic and diluted net loss per share	$(0.21)	$(0.14)	$(4.14)	$(4.54)	$(2.59)
Weighted average shares outstanding used in basic and diluted per-share calculation	44,112	49,291	50,645	46,888	21,824

	As of December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Cash and investments	$162,774	$172,714	$192,924	$247,939	$374,746
Working capital	74,553	99,410	185,786	234,645	390,357
Total assets	178,264	188,951	222,586	486,938	410,442
Line of credit, capital lease obligations and other long-term liabilities	—	—	98	9,114	1,951
Total stockholders’ equity (deficit)	174,485	186,336	217,259	422,681	401,598

1)	See the acquisition, investment in and sale of subsidiary footnote beginning on page F- 12.

2)	See restructuring footnote beginning on page F-18.

3)	See change in ownership and shutdown of subsidiary footnote beginning on page F-13.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results including those set forth in the “Risk Factors” section of this report.

Overview

     Stamps.com is the leading provider of Internet-based postage solutions. Stamps.com’s service allows customers to buy and print USPS approved postage using a PC, an ordinary inkjet or laser printer and an Internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations, shippers and individuals. Stamps.com was approved by the USPS as a licensed vendor to offer PC Postage in August 1999 and launched our service in October 1999.

     During 2001, we continued to execute our restructuring strategy to decrease our operating losses and enhance our ability to achieve profitability by reducing the total number of employees by approximately 50% to 150 employees in February 2001 and by an additional 25% to approximately 70 employees in August 2001. We also sold the iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million in May 2001.

     With the restructuring completed, we spent the majority of 2002 improving our service offering by adding two significant new product features. On July 17, 2002 we launched NetStamps. Customers print NetStamps on blank label stock containing 25 labels per page. NetStamps can be printed for any amount and used with any mail piece. NetStamps do not have a mailing date and do not contain a destination address and thus can be used like regular postage stamps. We believe NetStamps increased the value of our service by meeting more of our customers mailing and shipping needs.

     One of the more significant results of the NetStamps launch is the incremental revenue generated by the sale of the associated special label stock. Each NetStamps sheet contains 25 labels and is sold in packs of 5 and 250 sheets. We have experience strong NetStamps label sales since launch in July of 2002. In the third and fourth quarters of 2002, sales were approximately $495,000 and $440,000, respectively. During the four quarters ended December 31, 2003, sales of these labels were approximately $478,000, $692,000, $658,000 and $854,000, respectively.

     On November 29, 2002 we launched our Plain Paper Shipping feature within version 3.0 of our client software. This version of our software was designed to enhance shipping functionality, including the ability to print a shipping label with electronic delivery confirmation. Customers are now able to print a shipping label on a plain piece of 81/2 by 11 printer paper. This eliminates the need to use 3-part labels and reduces the risk of misprinted postage. Using our new Plain Paper Shipping Label allows customers to receive free electronic delivery confirmation with Priority Mail. Prior to this technology, the USPS required separate confirmation labels that added an additional step to the process, and an additional cost of $.45 per package. Electronic signature confirmation and electronic delivery confirmation on other mail classes are also available at discounted rates with a $.40-$.50 savings per package. Customers may also track their packages within our software with an easy one-click status check, thus eliminating the need to key in a long tracking number.

     During 2003, we continued to focus on improving our core product software features and launched new products to generate incremental revenue from our customer base. On January 30, 2003, we announced the launch of our first specialty NetStampsTM labels called “Love NetStamps.” Specialty NetStamps labels contain new images and improved designs compared with our original NetStamps labels. Specialty NetStamps were further expanded with the launch of “Liberty NetStamps” and “Holiday NetStamps” in June and November 2003, respectively. Also in January 2003, we successfully implemented a new process called Instant Access, which enables our new customers to immediately begin printing postage after registration for the service, a dramatic improvement over the previous process that required two to 24 hours of wait time.

     On April 13, 2003, we launched the first of many new product features with the release of our new shipping capability called Hidden Postage™. This new feature enhances our service, resulting in a more powerful shipping solution for businesses, e-commerce sites and online auctioneers. Hidden Postage allows the customers to print a shipping label without printing the actual value of the postage on the label. By hiding the postage amount of the shipment, businesses can more easily cover their full shipping and handling costs without causing customer complaints.

     On October 28, 2003 we launched version 3.5 of our client software, which provided enhanced integration with Microsoft® Office System 2003, our Stamps.com package insurance, broader support for shipping and an expanded online store platform. We worked in collaboration with Microsoft to improve integration with Microsoft Word and Outlook®. The enhanced integration allows users to add postage to an envelope or a mail merge without leaving the familiar Microsoft Office environment. Our insurance offering allows users to insure their packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any forms. Further, customers on select plans currently receive a 10% discount over USPS insurance rates. Other shipping improvements include the ability to send shipment notification emails with a tracking link, the ability to print shipping labels for Express Mail® and Bound Printed Matter, and support for additional USPS services such as Collect on Delivery (COD). Finally, we expanded and redesigned our online store in order to support a larger selection of items. We made available for sale new labels for use with our Internet Postage and Shipping Labels features.

     In October 2003, we completed a study to understand the status of our net operation losses (NOL or NOLs). Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under the complicated IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. As of December 31, 2003 we estimate that we are currently 12% below the 50% level that would trigger impairment of our NOL asset. Therefore, we request that all of our investors contact us prior to allowing their respective ownership interest to reach a five-percent level.

     In December 2003, we reached a settlement in all patent infringement litigation with Pitney Bowes. The settlement included a five-year patent cross-licensing agreement. In addition, there will be no material financial payment between the companies. For further discussion, please refer to the “Legal Proceedings” section of this Report.

     On January 28, 2004 our Board of Directors declared a one-time return of capital cash dividend of $1.75 per share, to shareholders of record as of the close of business on February 9, 2004, which dividend was paid on February 23, 2004. Based on the number of common shares outstanding as of February 9, 2004, the total amount of the dividend was approximately $78 million. In addition, our Board of Directors also has authorized a reverse stock split of our common stock, subject to shareholder approval. At the annual meeting of shareholders to be held on April 23, 2004, shareholder of Stamps.com will be asked to grant the Board of Directors the authority to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by our Board of Directors at the time it elects to effect a split. The par value of our common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively.

     On April 18, 2002 and July 18, 2003, Lloyd I. Miller and Kevin Douglas joined our board of directors, respectively. On January 7, 2004, Kyle Huebner was appointed Chief Financial Officer. On January 21, 2004, James Bortnak was appointed Vice President, Sales and Marketing.

Our Services

     Service fee revenues for our offerings are generated from a monthly fee that we charge our customers under various pricing plans. The two main pricing plans are the Simple Plan and Power Plan. Under the Simple Plan, a user purchases and prints postage at face value for a monthly convenience fee of 10% of the value of postage printed with a monthly minimum of $4.49. For some newer customers, we recently raised the Simple Plan monthly minimum to $4.99. Under the Power Plan, a customer may purchase and print unlimited postage at face value, for a flat monthly fee ranging from $15.99 to $19.95 depending on their promotional offer. We ended 2003 with approximately 294,000 registered customers. This is up from approximately 286,000 registered customers at the end of 2002. Each of our registered customers has a Stamps.com postal meter license which is issued by the US Postal Service. The increase in customers was primarily related to a continued increase in customer acquisition through our marketing channels.

     We continue to make technology improvements to our billing system, and we continue to refine our understanding of the credit card collection process in a recurring revenue model. We switched to a new payment processor during the third quarter of 2003 and we spent much of the fourth quarter sifting through the error codes and data on our uncollectible customers. Following this exercise, we identified approximately 38,000 customers who we deemed as hopelessly uncollectible based on the most recent credit card decline codes we were receiving from our new payment processor. At the end of the fourth quarter, we purged these customers from our system which required us to revoke their USPS meter licenses. Excluding the impact of the approximately 38,000 customer purge, registered customers would have increased from approximately 286,000 at the end of 2002 to approximately 332,000 at the end of 2003. During the fourth quarter of 2003, we successfully billed approximately 235,000 unique registered customers for our service fee, up from approximately 216,000 for the third quarter of 2003 and up from approximately 204,000 and for the fourth quarter of 2002.

Results of Operations

Years Ended December 31, 2002 and 2003

     Revenue. 2002 and 2003 revenue was derived primarily from two sources: (1) service fees charged to customers for the ability to buy and print postage and (2) product sales and other revenue, consisting of online store revenue from the direct sale of consumables and products, advertising revenue from controlled access advertising to our existing customer base and insurance revenue from our parcel insurance offering. Revenue increased from $16.4 million to $21.2 million, or 29.8%, for the years ended December 31, 2002 and 2003, respectively.

     Service fee revenue increased from $14.9 million to $17.6 million, or 18.1%, for the years ended December 31, 2002 and 2003, respectively. The increase in service fee revenue is primarily due to the increase in customer acquisition, which resulted largely due to an increase in our marketing spending. Furthermore, in 2003 we acquired a higher percentage of power plan customers which resulted in higher service fee revenues per customer.

     Product sales and other revenue increased from $1.5 million to $3.6 million, or 148.6%, for the years ended December 31, 2002 and 2003, respectively. The increase is primarily due to the increase in our consumable and product offering available to our customers. In 2003, we introduced our parcel insurance offering, specialty NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, and scales, among other items available to our customers.

     Cost of Revenue. Cost of revenue principally consists of the cost of customer service, promotional expenses, system operating costs, credit card processing fees and the cost of consumables and products sold through our online store.

     Cost of service revenue increased from $5.0 million for the year ended December 31, 2002, to $7.2 million for the year ended December 31, 2003, an increase of 42.2%. The increase is primarily due to increased promotional expense as a result of increased customer acquisition. Typical promotional expense includes, among other items, free postage and a free scale for new customers. Such promotional expense was approximately $1.5 million and $3.0 million for the year ended December 31, 2002 and 2003, respectively.

     Cost of product sales and other revenue increased from $299,000 for the year ended December 31, 2002, to $1.1 million for the year ended December 31, 2003, an increase of 272.2%. The increase is primarily due to the cost of our expansion of the number of available products offered to our customers.

     Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our service and expenditures for consulting services and third-party software. Research and development expense was approximately $4.8 million for the years ended December 31, 2002 and 2003, respectively.

     Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense increased from $2.5 million for the year ended December 31, 2002, to $6.3 million for the year ended December 31, 2003, an increase of 151.0%. In 2003, we began to scale up our marketing spending as we shifted from test-level spending in 2002. During the year we focused our acquisition efforts on existing programs as well as new marketing channels that have a proven positive return on investment. Existing programs that are working well and we plan to continue to invest in include, among other programs, web partnerships; software- and hardware-based partnerships; retail partnerships; our customer referral program; and our remarketing efforts. In addition, we continue to see positive return on investments in the direct mail and online advertising channels.

     General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expenses decreased from $15.5 million for the year ended December 31, 2002, to $14.5 million for the year ended December 31, 2003, a decrease of 6.5%. The decrease is primarily due to a reduction in depreciation of fixed assets.

     Interest Income (Expense), Net. Interest income (expense), net consists of income from cash equivalents and investments, net of interest expense related to financing obligations. Net interest income for the years ended December 31, 2002 and 2003 were $4.9 million and $3.3 million, respectively. This decrease is primarily due to lower invested balances in cash equivalents and investments as well as overall lower interest rates year over year.

Years Ended December 31, 2001 and 2002

     Revenue. 2001 and 2002 revenue was derived primarily from three sources: (1) service fees charged to customers for the ability to buy and print postage, (2) professional contract revenue, received from Mail Boxes Etc. USA, Inc., for shipping tools used by Mail Boxes Etc. USA, Inc. franchise locations and (3) other revenue, consisting of on-line store revenue, advertising revenue from controlled access advertising to our existing customer base, and revenue from the direct sale of consumables, such as NetStamps labels.

     Service fee revenue decreased from $16.3 million to $14.9 million, or 8.8%, for the years ended December 31, 2001 and 2002, respectively. The decrease in service fee revenue was primarily due to a decline in customers throughout most months of 2002. This can be attributed to minimal marketing spend prior to our new product releases in the third and fourth quarters of 2002.

     Product sales and other revenue decreased from $3.1 million to $1.5 million, or 53.2%, for the years ended December 31, 2001 and 2002, respectively. The decrease is primarily due to the Mail Boxes Etc. USA, Inc. agreement that was initiated in 2000 and terminated in January 2001. Further, there was a reduction of the bounty that we earned under our agreement with Office Depot, which was amended in January 2002.

     Cost of Revenues. Cost of revenues principally consists of the cost of customer service, promotional expenses, system operating costs and consumables and products sold through our online store.

     Cost of service revenue decreased from $6.9 million for the year ended December 31, 2001, to $5.0 million for the year ended December 31, 2002, a decrease of 26.9%. The decrease is primarily due to increased automation and reduced labor costs in our customer support operations. We also reduced promotional expenses by decreasing the amount of free postage given to each new customer.

     Cost of product sale and other revenue decreased from $1.1 million for the year ended December 31, 2001, to $299,000 for the year ended December 31, 2002, a decrease of 72.2%. The decrease is primarily due to the reduction of the online store activity during 2002.

     Research and Development. Research and development expenses principally consist of compensation for personnel involved in the development of our service and, in 2001, enterprise shipping service and expenditures for consulting services and third-party software. Research and development expenses for the year ended December 31, 2002 decreased to $4.8 million from $12.6 million for the year ended December 31, 2001, a decrease of 61.9%. The decrease in research and development expenses in 2002 is primarily due to increased cost control efforts and the reduction in headcount during 2001.

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

Liquidity and Capital Resources

     As of December 31, 2003 and 2002, we had approximately $162.8 million and $172.7 million in cash, restricted cash and short-term and long-term investments, respectively. We regularly invest available capital in short and long term government and corporate securities as well as money market funds and commercial paper and do not engage in hedging or speculative activities.

     In April 2002, the Board of Directors authorized the repurchase of up to $20.0 million of our common stock over the following six months, and we repurchased 1.3 million shares of common stock for $5.6 million under that program. In October 2002, the Board authorized a second stock repurchase program for up to $30 million of our common stock for an additional six month period. Subsequently, during the fourth quarter of 2002, we repurchased approximately 4.4 million shares for $17.5 million. In April 2003, the Board authorized a third stock repurchase program for up to $20 million of our common stock for an additional six month period. In October 2003, the Board authorized a fourth stock repurchase program for up to $20 million of our common stock over the following 12 months. As of December 31, 2003, we had repurchased approximately 648,000 shares for $2.7 million under our stock repurchase programs during 2003. In total during 2002 and 2003, we repurchased 6.3 million shares, approximately 12% of our shares outstanding balance on March 31, 2002, before we began the various repurchase programs.

     Net cash used in operating activities was $5.5 million for the year ended December 31, 2003 as compared to net cash provided by operating activities of $1.4 million for the year ended December 31, 2002. The increase in net cash used in operating activities resulted primarily from increased expenditures in sales and marketing due to increased customer acquisition.

     Net cash used in investing activities was $32.8 million and $16.9 million for the years ended December 31, 2003 and 2002, respectively. The increase in net cash used in investing activities resulted primarily from the purchase of short and long-term investments in 2003.

     Net cash used in financing activities was $1.9 million and $21.4 million for the years ended December 31, 2003 and 2002, respectively. The decrease in net cash used in financing activities resulted primarily from the decreased level of our stock repurchase during 2003.

     In May 1999, we entered into a facility lease agreement for the corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. In March 2000 we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17.0 million. In January 2002, we exited the Bellevue, Washington facility lease with exit payments of approximately $555,000 in December 2001 and $647,000 in January 2002. We continue to sublet building spaces vacated as a result of the reduction in workforce, and we recently exited a lease of approximately 12,000 square feet of unoccupied space with the payment of a $112,000 termination fee. In November 2003, we entered into a facility lease agreement commencing on March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2009.

     The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at December 31, 2003 (in thousands):

Operating

Years ending December 31:
2004	$1,030
2005	569
2006	590
2007	694
2008	751
Thereafter	920

$4,554

     On January 28, 2004 the Board of Directors declared a one-time return of capital cash dividend of $1.75 per share to shareholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. Based on 45,045,514 common shares outstanding, less treasury stock of approximately 648,000 on the date of record, February 9, 2004, the total cash dividend was approximately $78 million and our cash, restricted cash, and short and longterm investments aggregated approximately $83 million following the payment of this dividend.

     In consideration of our current business plan, we anticipate that our current working capital will be sufficient to fund our operations through 2004 and beyond.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002 did not have a material impact on our financial position or results of operations.

     The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations”. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of the provision of this Standard on January 1, 2002 did not have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement in December 2002 and its adoption did not have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. We have completed our evaluation of the provisions of FIN 46 and we do not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on our financial position or results of operations.

Critical Accounting Policies

     General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Patents and Intangibles. We make estimates of the estimated useful lives of our patents and other amortizable intangibles. These estimates are made using various assumptions that could change as economic and competitive conditions change. If events were to occur that would cause our assumptions to change, the amounts recorded as amortization would be adjusted.

     Contingencies and Litigation. We are involved in various litigation matters as a claimant and as defendant and we record any amount recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimatable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates. See (Note 15) of Notes to Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, US government obligations and public corporate debt securities with weighted average maturities of less than 250 days at December 31, 2003. Our cash equivalents and investments, net of restricted cash, approximated $159.1 million and had a related weighted average interest rate of 1.90%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements, schedules and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.	CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

     Our chief executive officer (principal executive officer) and chief financial office (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2003. This conclusion is based upon an evaluation conducted under the supervision and with the participation of our company’s management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this Report is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended December 31, 2003, there were no changes in our internal control over financial reporting that material affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Directors. We incorporate by reference the information under the caption “Proposal One: Election of Directors”, appearing in our proxy statement for our 2004 annual meeting of stockholders.

     (b)  Identification of Key Executive Officers. We incorporate by reference the information under the caption “Management”, appearing in our proxy statement for our 2004 annual meeting of stockholders.

     (c)  Compliance with Section 16(a) of the Exchange Act. We incorporate by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, appearing in our proxy statement for our 2004 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

     We incorporate by reference the information under the caption “Executive Compensation and Related Information”, appearing in our proxy statement for our 2004 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We incorporate by reference the information under the caption “Beneficial Ownership of Securities”, appearing in our proxy statement for our 2004 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We incorporate by reference the information under the heading “Certain Relationships and Related Transactions”, appearing in our proxy statement for our 2004 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

     We incorporate by reference the information under the heading “Principal Accounting Fees and Services”, appearing in our proxy statement for our 2004 annual meeting of stockholders.

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

3. Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company.(1)

4.1	Specimen common stock certificate.(1)

10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)

10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)

10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(1)

10.4	1999 Stock Incentive Plan.(1)

10.5	1999 Employee Stock Purchase Plan.(1)

10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1)

10.7	Lease Agreement, dated August 27, 1998, between the Company and Spieker Properties, L.P. and Amendment No. One, dated January 8, 1999.(1)

10.8	Master Lease Agreement between the Company and FirstCorp, dated June 5, 1998.(1)

Exhibit
Number	Description

10.9	Lease, dated April 12, 1999, between the Company and Spieker Properties, L.P.(1)

10.10+	Distributor Agreement, dated January 15, 1999, between the Company and Office Depot, Inc.(1)

10.11+	Distributor Agreement, dated March 11, 1999, between the Company and Dymo-Costar Corporation.(1)

10.12	License Agreement, dated May 13, 1999, between the Company and Mohan Ananda.(1)

10.13	Lease Agreement dated as of May 7, 2000 between Sterling Realty Organization Co. and iShip.com, Inc.(5)

10.14	Amended and Restated Loan Repayment Agreement dated as of August 10, 2000 by and among the Company, Salomon Smith Barney Inc. and John M. Payne.(6)

10.15	Revolving Note Secured by Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(6)

10.16	Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(6)

10.17	Separation Letter Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

10.18	Consulting Services Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

10.19	Confidential Information and Invention Assignment Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

10.20	Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(7)

10.21	Note Secured by Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(7)

10.22	Amendment dated February 13, 2001 to the December 20, 2000 Separation Letter Agreement by and between the Company and John M. Payne.*

10.23+	Asset Purchase Agreement dated April 27, 2001 by and between the Company and E-Stamp Corporation.(9)

10.24+	Amendment to the Online Store Outsourcing Agreement dated January 31, 2002 by and between the Company and Office Depot, Inc.(10)

21.1	Subsidiaries of the Company.(3)

23.1	Consent of Ernst & Young LLP.(11)

23.2	Notice Regarding Consent of Arthur Andersen LLP.(11)

24.1	Power of Attorney by G. Bradford Jones.(11)

24.2	Power of Attorney by Mohan Ananda.(11)

24.3	Power of Attorney by Lloyd I. Miller.(11)

24.4	Power of Attorney by Kevin G. Douglas.(11)

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(11)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(11)

31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(11)

32	Certification of Chief Executive Office, Chief Financial Office and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

99.1	Form of Notice of Grant of Stock Option.(3)

99.2	Form of Stock Option Agreement.(3)

99.3	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control.(3)

99.4	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right.(3)

99.5	Form of Stock Issuance Agreement.(3)

99.6	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control.(3)

99.7	Form Automatic Stock Option Agreement.(3)

99.8	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial).(3)

99.9	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual).(3)

99.10	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(3)

99.11	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(3)

99.12	iShip.com, Inc. Amended and Restated 1997 Stock Plan.(4)

99.13	Form of Option Assumption Agreement (iShip.com, Inc. Option Shares).(4)

99.14++	Mutual General Release, dated March 7, 2001, by and between the Company and Draft Worldwide, Inc., and Joint Stipulation of Dismissal.*

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on April 26, 1999, as subsequently amended (File No. 333-77025).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on November 2, 1999, as subsequently amended (File No. 333-90115).

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333- ).

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333- ).

(5)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000 (File No. 000-26427).

(6)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 000-26427).

(7)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (File No. 000-26427).

(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A, originally filed with the Securities and Exchange Commission on April 27, 2001 (File No. 000-26427).

(9)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001 (File No. 000-26427).

(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 29, 2002 (File No. 000-26427).

(11)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

*	Previously filed.

+	Confidential treatment requested and received as to certain portions.

++	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K:

     On December 22, 2003, Stamps.com filed a report on Form 8-K, which reported under Item 5 that Stamps.com reached a settlement with Pitney Bowes in all of their respective litigation.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders of Stamps.com Inc.:

We have audited the accompanying balance sheets of Stamps.com Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Stamps.com Inc., for the fiscal year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 7, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stamps.com Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, Stamps.com Inc. changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 during the first quarter of fiscal 2002. As discussed above, the financial statements of Stamps.com Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been updated to include the transitional disclosures required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 3 for fiscal 2001 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related net loss-per-share amounts. Our audit procedures with respect to the disclosures in Note 3 for fiscal 2001 included (i) agreeing the goodwill and amortization amounts and the gross intangible assets and accumulated amortization amounts to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2001 in Note 3 related to the transitional disclosures of SFAS No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company’s financial statements for fiscal 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company’s fiscal 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Los Angeles, California
January 27, 2004

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

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
February 7, 2002

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,526	$64,775
Restricted cash	3,722	3,809
Short-term investments	47,688	32,072
Trade accounts receivable	948	662
Other accounts receivable	777	313
Other current assets	671	394

Total current assets	78,332	102,025
Property and equipment, net	4,213	6,086
Trademarks and patents, net of accumulated amortization of $3,026 in 2003 and $1,917 in 2002	5,870	5,878
Long-term investments	86,838	72,058
Other assets	3,011	2,904

Total assets	$178,264	$188,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,779	$2,615

Total current liabilities	3,779	2,615
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 95,000 in 2003 and 2002
Issued shares of 44,776 in 2003 and 44,455 in 2002
Outstanding shares of 44,128 in 2003 and 44,455 in 2002	45	44
Additional paid-in capital	676,568	675,831
Deferred compensation	—	(9)
Treasury stock, at cost, 648 shares in 2003	(2,673)	—
Accumulated deficit	(499,379)	(490,052)
Accumulated other comprehensive (loss) income	(76)	522

Total stockholders’ equity	174,485	186,336

Total liabilities and stockholders’ equity	$178,264	$188,951

See accompanying notes.

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Revenues:
Service	$17,565	$14,867	$16,306
Product sales and other revenue	3,635	1,462	3,121

Total revenue	21,200	16,329	19,427

Cost of revenues:
Service	7,151	5,029	6,878
Product sales and other revenue	1,113	299	1,076

Total cost of revenues	8,264	5,328	7,954

Gross profit	12,936	11,001	11,473
Expenses:
Research and development	4,820	4,790	12,578
Sales and marketing	6,298	2,509	9,684
General and administrative	14,459	15,467	33,036
Impairment of goodwill	—	—	163,634
Restructuring and write-down charges	—	—	25,974

Total expenses	25,577	22,766	244,906

Loss from operations	(12,641)	(11,765)	(233,433)
Other income (loss):
Interest income, net	3,314	4,893	10,062
Gain from shut down of EncrypTix	—	—	23,195
Loss from sale of iShip	—	—	(9,397)
Other income	—	25	—

Net loss	$(9,327)	$(6,847)	$(209,573)

Basic and diluted net loss per share	$(0.21)	$(0.14)	$(4.14)

Weighted average shares outstanding used in basic and diluted per-share calculation	44,112	49,291	50,645

See accompanying notes.

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

				Notes
			Additional	Receivable
	Common Stock		Paid-in	from Stock
	Shares	Amount	Capital	Sales

Balance at January 1, 2001	$49,654	$49	$708,007	$(101)
Comprehensive income (loss):
Net loss	—	—	—	—
Unrealized gain/(loss) on investments	—	—	—	—
Comprehensive income (loss)
Exercise of stock options	945	1	847	—
Shares purchased under the ESPP	132	—	408	—
Deferred compensation arising from the issuance of warrants	—	—	130	—
Amortization of deferred compensation	—	—	—	—
Deferred compensation related to terminated employees	—	—	(1,091)	—
Deferred compensation related to the sale of iShip	—	—	(7,846)	—

Balance at December 31, 2001	50,731	50	700,455	(101)
Comprehensive income (loss):
Net loss	—	—	—	—
Unrealized gain/(loss) on investments	—	—	—	—
Comprehensive income (loss)
Exercise of stock options	779	1	1,698	—
Shares purchased under the ESPP	34	—	74	—
Amortization of deferred compensation	—	—	219	—
Deferred compensation related to terminated employees	—	—	(233)	—
Repayment on note receivable				101
Repurchase of common stock			—	—
Retirement of treasury stock	(7,089)	(7)	(26,382)	—

Balance at December 31, 2002	44,455	44	675,831	—
Comprehensive income (loss):
Net loss	—	—	—	—
Unrealized gain/(loss) on investments	—	—	—	—
Comprehensive income (loss)
Exercise of stock options	267	1	600	—
Shares purchased under the ESPP	54	—	137	—
Amortization of deferred compensation	—	—	—	—
Repurchase of common stock	(648)	—	—	—

Balance at December 31, 2003	44,128	$45	$676,568	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Treasury		Other
	Deferred	Stock at	Accumulated	Comprehensive
	Compensation	Cost	Deficit	Loss	Total

Balance at January 1, 2001	$(11,642)	$—	$(273,632)	$—	$422,681
Comprehensive income (loss):
Net loss	—	—	(209,573)	—	(209,573)
Unrealized gain/(loss) on investments	—	—	—	374	374

Comprehensive income (loss)					(209,199)
Exercise of stock options	—	—	—	—	848
Shares purchased under the ESPP	—	—	—	—	408
Deferred compensation arising from the issuance of warrants	(130)	—	—	—	—
Amortization of deferred compensation	2,521	—	—	—	2,521
Deferred compensation related to terminated employees	1,091	—	—	—	—
Deferred compensation related to the sale of iShip	7,846	—	—	—	—

Balance at December 31, 2001	(314)	—	(483,205)	374	217,259
Comprehensive income (loss):
Net loss	—	—	(6,847)	—	(6,847)
Unrealized gain/(loss) on investments	—	—	—	148	148

Comprehensive income (loss)					(6,699)
Exercise of stock options	—	—	—	—	1,699
Shares purchased under the ESPP	—	—	—	—	74
Amortization of deferred compensation	72	—	—	—	291
Deferred compensation related to terminated employees	233	—	—	—	—
Repayment on note receivable		(3,282)			(3,181)
Repurchase of common stock	—	(23,107)	—	—	(23,107)
Retirement of treasury stock	—	26,389	—	—	—

Balance at December 31, 2002	(9)	—	(490,052)	522	186,336
Comprehensive income (loss):
Net loss	—	—	(9,327)	—	(9,327)
Unrealized gain/(loss) on investments	—	—	—	(598)	(598)

Comprehensive income (loss)					(9,925)
Exercise of stock options	—	—	—	—	601
Shares purchased under the ESPP	—	—	—	—	137
Amortization of deferred compensation	9	—	—	—	9
Repurchase of common stock	—	(2,673)	—	—	(2,673)

Balance at December 31, 2003	$—	$(2,673)	$(499,379)	$(76)	$174,485

See accompanying notes.

STAMPS.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2003	2002	2001

		(in thousands)
Operating Activities
Net Loss	$(9,327)	$(6,847)	$(209,573)
Adjustments to reconcile net loss to net cash used in operating activities Provision for doubtful accounts	—	—	613
Depreciation and amortization	3,763	6,382	17,708
Write-down of goodwill and other intangibles	—	—	163,634
Amortization of deferred compensation	9	291	2,521
Loss on disposal and writedown of assets	—	—	25,974
Loss on sale of iShip	—	—	9,397
Net gain on shut down of EncrypTix	—	—	(23,195)
Changes in operating assets and liabilities, net of acquisition of iShip
Accounts receivable	(750)	1,025	(67)
Prepaid expenses	(277)	147	4,421
Other assets	(107)	3,010	1,054
Accounts payable and accrued expenses	1,164	(2,614)	(17,905)
Minority interest	—	—	(11,570)
Deferred revenue	—	—	(1,809)

Net cash provided by (used in) operating activities	(5,525)	1,394	(38,797)
Investing activities
Sale (purchase) of short term investments, net	(15,458)	44,997	97,846
Sale (purchase) of restricted cash investments	87	2,958	(2,757)
Purchase of long term investments, net	(15,536)	(64,525)	(7,533)
Purchase of intangible assets	(1,100)	(38)	(7,500)
Capital expenditures	(782)	(282)	(4,132)
Proceeds from sale of iShip	—	—	2,800

Net cash (used in) provided by investing activities	(32,789)	(16,890)	78,724
Financing activities
Repayment of capital lease obligations	—	(98)	(9,016)
Issuance of common stock under ESPP	137	74	408
Repurchase of common stock	(2,673)	(23,107)	—
Proceeds from exercise of stock options	601	1,699	848

Net cash provided by (used in) financing activities	(1,935)	(21,432)	(7,760)
Net (decrease) increase in cash and equivalents	(40,249)	(36,928)	32,167
Cash and cash equivalents at beginning of period	64,775	101,703	69,536

Cash and cash equivalents at end of period	24,526	64,775	101,703
Short term investments	47,688	32,072	76,921
Restricted cash	3,722	3,809	6,767
Long term investments	86,838	72,058	7,533

Cash, short term and long term investments	$162,774	$172,714	$192,924

Cash paid for:
Interest	$—	$9	$39
Non-cash investing and financing activity:
Stock transfer in repayment of loan to former officer	$—	$3,181	$—
Retirement of treasury stock	$—	$26,389	$—
Reduction in deferred compensation related to terminated employees	$—	$233	$8,937

See accompanying notes

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

     Stamps.com Inc. (the Company or Stamps.com) is the leading provider of Internet-based postage solutions. Stamps.com’s service allows customers to buy and print USPS approved postage using a PC, an ordinary inkjet or laser printer and an Internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations, shippers and individuals. Stamps.com launched its service on a national basis on October 22, 1999.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Stamps.com and its subsidiaries, which include iShip.com, Inc. and EncrypTix, Inc. During 2001, the Company sold its iShip subsidiary and EncrypTix ceased operations and effected a general assignment of its assets for the benefit of its creditors. The Company held approximately a 66 2/3% equity interest and a greater than 90% voting interest in EncrypTix, Inc. at December 31, 2000. Because of the voting control and liquidation preferences held by the company, the Company has consolidated 100% of the losses of EncrypTix, Inc. in the accompanying consolidated financial statements and experienced a one time gain in 2001 to eliminate the cumulative suspended loss allocated to the minority shareholders from EncrypTix. All significant intercompany accounts and transactions have been eliminated.

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

     The Company’s cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities at December 31, 2003 and 2002. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     For the years ended December 31, 2003 and 2002, the Company did not recognize revenue from any one customer that represented 10% of revenues. The Company recognized revenue from one customer that represented approximately 12% of revenues for the year ended December 31, 2001.

     As of December 31, 2003 and 2002, the Company did not have trade accounts receivable from any one customer that represented 10% of the total trade accounts receivable balance.

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

Trademarks and Patents

     Trademarks, patents and other intangibles are included in trademarks and patents in the accompanying balance sheets and are carried at cost less accumulated amortization. During 2001, the Company acquired intellectual property assets relating to Internet-based postage printing and management from E-Stamp Corporation for approximately $7.5 million, with an estimated useful life of 7 years.

     Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 4 to 17 years. During 2003, 2002 and 2001, amortization expense including the amortization of goodwill, trademarks and patents, was approximately $1.1 million, $1.1 million and $9.6 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

     Service revenue is based on monthly convenience fees. Service revenue is recognized in the period that services are provided. Revenue from the sale of our consumable products and commissions from the advertising or sale of products by a third party vendor to the Company’s customer base are recognized as revenue when earned and collection is deemed probable.

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

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using the enacted tax rate in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not a tax benefit will not be realized.

Research and Development Costs

     Research and development costs are expensed as incurred. These costs primarily consist of salaries, development materials, supplies and applicable overhead expenses of personnel directly involved in the research and development of new technology and service offerings.

Stock-Based Compensation

     The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     SFAS No. 123 as amended by SFAS No. 148 permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three years ended December 31, 2003 would have increased to the following pro forma amounts (in thousands, except per share data):

	2003	2002	2001

Net loss-as reported	$(9,327)	$(6,847)	$(209,573)
Add: Stock price based employee expense included in net loss	9	305	11,328
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,034)	(2,651)	(13,510)

Net loss-pro forma	$(11,352)	$(9,193)	$(211,755)

Basic and diluted net loss per common share-as reported	$(0.21)	$(0.14)	$(4.14)

Basic and diluted net loss per common share-pro forma	$(0.26)	$(0.19)	$(4.18)

     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected dividend yield	—	—	—
Risk-free interest rate	3.00%	2.61%	5.00%
Expected volatility	30%	30%	100%
Expected life (in years)	5	5	5

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

Website Development Costs

     The Company develops and maintains its website. Costs associated with the operation of the website consist primarily of software and hardware purchased from third parties, which are capitalized by the Company. These capitalized costs are amortized based on their estimated useful life. Costs related to maintenance are not capitalized. Costs related to the development of website content are expensed as incurred.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires business

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, did not have a material impact on the financial position or results of operations of the Company.

     The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations”. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of the provision of this Standard on January 1, 2002 did not have a material impact on the Company’s financial position or operating results.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement in December 2002 and its adoption did not have a material impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or the results of operations of the Company.

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the financial position or the results of operations of the Company.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, the Company is required to discontinue goodwill amortization. The Company wrote off all of its goodwill in the first quarter of 2001. The Company’s other intangible assets, which consist of patents and trademarks with a gross carrying value of $8.9 million and $7.8 million and accumulated amortization of $3.0 million and $1.9 million as of December 31, 2003 and 2002, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years.

     Aggregate amortization expense on patents and trademarks was approximately $1.1 million, $1.1 million, and $751,000 for the three years ended December 31, 2003, 2002 and 2001. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years.

     The following table presents net loss on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Reported net loss	$(9,327)	$(6,847)	$(209,573)
Add back: goodwill amortization	—	—	8,816

Adjusted net loss	$(9,327)	$(6,847)	$(200,757)

Basic and diluted loss per share
As reported	(0.21)	(0.14)	(4.14)
As adjusted	(0.21)	(0.14)	(3.96)

4. Acquisition and Investment in Subsidiaries

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

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     On May 18, 2001, the Company completed the sale of its iShip multi-carrier shipping service assets to United Parcel Service for $2.8 million. The difference between the sale price of iShip and the assets value attributed to iShip by the Company resulted in non-cash charge of $9.1 million in the second quarter of 2001. Additional legal costs associated with the sale of iShip in the amount of $0.3 million were charged in the third quarter of 2001 resulting in a total charge of $9.4 million in 2001. For the years ended December 31, 2003 and 2002, the Company had no additional costs associated with the sale of its iShip multi-carrier shipping service assets.

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

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Cash, Cash Equivalents and Investments

     The following table summarizes the Company’s cash, restricted cash and investments as of December 31, 2003 and 2002 (in thousands):

	2003	2002

Cash and equivalents:
Cash	$6,145	$6,766
Commercial paper	—	15,269
Money market	18,381	12,834
Municipal Bonds	—	27,781
Corporate notes	—	1,825
Certificates of deposit	—	300

Cash and equivalents	24,526	64,775
Restricted cash:
Certificates of deposit	368	1,007
Corporate notes and bonds	554	—
Money market	2,800	2,802

Restricted cash	3,722	3,809
Short-term investments:
Corporate notes and bonds	35,509	15,622
Commercial paper	—	10,391
U.S. Government and agency securities	12,179	6,059

Short-term investments	47,688	32,072

Long-term investments:
U.S. Government and agency securities	13,841	31,984
Corporate notes and bonds	72,997	40,074

Long-term investments	86,838	72,058

Cash and equivalents, restricted cash, short-term and long term investments	$162,774	$172,714

     Total restricted cash as of December 31, 2003 and 2002 is $3.2 million and $3.8 million, respectively. As of December 31, 2003 and 2002 the total restricted cash includes $368,000 and $1.0 million, respectively, related to letters of credit for facility leases.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accrued Expenses

     The following table summarizes the Company’s accounts payable and accrued expenses as of December 31, 2003 and 2002 (in thousands):

	2003	2002

Accrued expenses:
Payroll and related accrual	$1,103	$806
Restructuring accrual	46	288
Legal and related accrual	400	399
Deferred rent accrual	51	152
Marketing and related accrual	901	408
Sales tax accrual	407	—
Other accrual	871	562

Accrued expenses	$3,779	$2,615

8. Allowance for Doubtful Accounts

     There was no significant allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001, respectively. Write-offs against the allowance for doubtful accounts totaled $1.2 million for the years ended December 31, 2001 and $0 for the years ended December 31, 2003 and 2002.

9. Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2003	2002

Furniture and equipment	$1,713	$1,697
Computers and software	20,631	19,890
Leasehold improvements	1,851	1,826

	24,195	23,413
Less accumulated depreciation and amortization	(19,982)	(17,327)

Property and equipment, net	$4,213	$6,086

     During 2003, 2002 and 2001, depreciation expense including the amortization on equipment under capital leases, was approximately $2.7 million, $5.3 million and $8.1 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes

     The provision for income taxes consists solely of minimum state taxes. The Company’s effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the net operating loss carryforwards and research tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	2003	2002

Deferred tax assets (liabilities):
Net operating loss carryforward	$105,710	$100,660
Research credits	633	633
Other credits	114	114
Depreciation	86	—
Capitalized start-up costs	445	1,268
Accruals	1,253	939

Total deferred tax assets	108,241	103,614
Valuation allowance	(108,241)	(103,614)

Net deferred tax assets	$—	$—

     Because the Company is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

     The Company has a net operating loss carryforward of approximately $274.4 million and $212.7 million for federal and state income tax purposes at December 31, 2003, respectively, and approximately $262.6 million and $206.9 million for federal and state income tax purposes at December 31, 2002, respectively, which can be carried forward to offset future taxable income. The Company also has available a tax credit carryforward at December 31, 2003 of approximately $747,000, which can be carried forward to offset future taxable liabilities. The Company’s federal net operating loss will begin to expire in 2018, state net operating loss will begin to expire in 2006. The federal credits begin to expire in 2018 and the state credits will begin to expire in 2006. The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions which may limit the net operating losses carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. The provision for income taxes is comprised of (in thousands):

	2003	2002	2001

Current
Federal	$—	$—	$—
State	1	2	4

	1	2	4
Deferred	—	—	—

Provision for income taxes	$1	$2	$4

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2003	2002	2001

Income tax at statutory federal rate	$(3,171)	$(2,328)	$(71,255)
State income taxes, net of federal benefit	(544)	(397)	(12,227)
Effect of tax credits	—	—	—
Effect of permanent differences	228	199	61,159
Other	(1,139)	—	—

Change in valuation allowance	4,627	2,528	22,327

	$1	$2	$4

11. Commitments and Contingencies

Operating Leases

     The following is a schedule of future minimum lease payments under operating leases at December 31, 2003 (in thousands):

Operating

Years ending December 31:
2004	$1,030
2005	569
2006	590
2007	694
2008	751
Thereafter	920

$4,554

     Total rent expense from continuing operations for the years ended December 31, 2003, 2002 and 2001 were $935,000, $796,000, and $1.1 million, respectively. The Company continues to sublet building spaces vacated as a result of the reduction in workforce.

     In November 2003, we entered into a facility lease agreement commencing on March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2009.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     There were no restructuring charges for the years ended December 31, 2003 and 2002. The total amount of restructuring charges for the year ended December 31, 2001 was approximately $26.0 million. A summary of the restructuring and cost cutting efforts for the years ended December 31, 2003, 2002 and 2001 is set forth below (in thousands):

	2001 Provision	Utilized	Adjustment	Remaining Provision

December 31, 2001
Employee severance costs	$4,623	$(4,650)	$27	$—
Contract exit fees	4,247	(5,975)	1,728	—
Fixed asset disposals	7,783	(7,783)	—	—
Facility lease expenses	8,261	(5,644)	—	2,617
Write-off of investment in EncrypTix	1,000	(1,000)	—	—
Other	60	(60)	—	—

Total	$25,974	$(25,112)	$1,755	$2,617

December 31, 2002
Employee severance costs	$—	$—	$—	$—
Contract exit fees	—	—	—	—
Fixed asset disposals	—	—	—	—
Facility lease expenses	2,617	(2,329)	—	288
Write-off of investment in EncrypTix	—	—	—	—
Other	—	—	—	—

Total	$2,617	$(2,329)	$—	$288

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003
Employee severance costs	$—	$—	$—	$—
Contract exit fees	—	—	—	—
Fixed asset disposals	—	—	—	—
Facility lease expenses	288	(512)	270	46
Write-off of investment in EncrypTix	—	—	—	—
Other	—	—	—	—

Total	$288	$512	$270	$46

     Total adjustments to the 2001 provision related to cost cutting efforts consisting of a charge of $27,000 in restructuring employee severance, fixed asset write-offs and lease obligations for discontinued office space, and a credit of $1.7 million related to a better-than-expected outcome on the termination of certain contractual arrangements. During the fiscal year 2003, an additional adjustment of approximately $270,000 was made to the 2001 provision for the remaining estimated rent and expenses as well as estimated lease termination buy-outs for the unoccupied facilities.

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

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     As of December 31, 2003, the total number of shares authorized for issuance under the 1999 Plan is approximately 19,174,000, which amount includes an automatic annual increase to the share reserve of 3% of the Company’s outstanding common shares on the last trading day in December. The automatic increase on January 1, 2001 was 1,489,627 based upon 49,654,227 shares outstanding on the last day of 2000. The automatic increase on January 1, 2002 was 1,521,681 based upon 50,722,713 shares outstanding on the last day of 2001. The automatic increase on January 1, 2003 was 1,334,654 based upon 44,488,469 shares outstanding on the last day of 2002.

     In no event will this annual increase exceed 1,564,715 shares. In addition, no participant in the 1999 Plan may be granted stock options or direct stock issuances for more than 1,125,000 shares of common stock in total in any calendar year.

     Options granted under the 1999 Plan generally vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. During 2003, 2002 and 2001, the Company issued options to purchase 844,950, 1,730,500 and 1,557,434 shares of common stock, respectively, at prices which included approximately $0, $0 and $96,100 of a compensation element in 2003, 2002 and 2001, respectively. The total of deferred compensation is being recognized as expense over the vesting periods of the related options and has been presented as a reduction of stockholders’ equity in the accompanying balance sheets. The current year amortization of deferred compensation expense of $9,000 is included as a general and administrative expense.

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options	Weighted
	Outstanding	Average
	Number of	Exercise
	Options	Price

Balance at January 1, 2001	10,222	$8.81
Granted	1,557	2.42
Forfeited	(7,273)	8.92
Exercised	(945)	0.90

Balance at December 31, 2001	3,561	7.76
Granted	1,731	4.42
Forfeited	(187)	14.39
Exercised	(779)	2.17

Balance at December 31, 2002	4,326	6.10
Granted	845	5.51
Forfeited	(333)	7.06
Exercised	(267)	2.01

Balance at December 31, 2003	4,571	$6.38

     The weighted-average fair value of stock grants for the years ended December 31, 2003, 2002 and 2001 were approximately $1.70, $1.38 and $1.86, respectively. Fair value is calculated using the Black-Scholes valuation method.

     The following tables summarize information concerning outstanding and exercisable options at December 31, 2003 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
Range of Exercise Prices	Outstanding	Life (in Years)	Share	Exercisable	Share

$0.05-$2.99	959	6.8	$2.21	896	$2.19
$3.00-$5.60	2,351	8.1	$4.36	1,250	$4.30
$5.61-$39.50	1,231	7.7	$13.04	767	$17.08
$39.51-$81.00	31	6.0	$55.79	31	$55.79

$0.05-$81.00	4,571	7.7	$6.59	2,944	$7.52

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan

     In June 1999, the Company’s Board of Directors adopted an Employee Stock Purchase Plan (ESPP or Purchase Plan) which allows eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

     Upon adoption of the plan, 300,000 shares of common stock were reserved for issuance. This reserve will automatically increase on the first trading day in January each year, beginning in calendar year 2000, by an amount equal to 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year. The increase on January 1, 2001 was 496,542 based upon 49,654,227 shares outstanding on December 31, 2000. The increase on January 1, 2002 was 507,227 based upon 50,722,713 shares outstanding on December 31, 2001. The increase on January 1, 2003 was 444,885 based upon 44,488,469 shares outstanding on December 31, 2002. In no event will any annual increase exceed 521,571 shares.

     Total shares of common stock issued during 2003, 2002 and 2001 were 53,733, 33,744 and 132,295, respectively.

Savings Plan

     During 1999, the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first 4% a participant contributes. The Company expensed approximately $115,000, $86,000 and $238,000 in 2003, 2002 and 2001, respectively, related to this plan.

15. Legal Proceedings

     On June 16, 1999, Pitney Bowes sued the Company for alleged patent infringement in the United States District Court for the District of Delaware (“Pitney I”). The suit originally alleged that the Company was infringing two patents held by Pitney Bowes related to postage application systems and electronic indicia. The suit sought treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. The Company answered the complaint on August 6, 1999, denying the allegations of patent infringement and asserting a number of affirmative defenses. Pitney Bowes filed a similar complaint in early June 1999 against E-Stamp Corporation, alleging infringement of seven Pitney Bowes patents. On April 13, 2000, Pitney Bowes asked the court for permission to amend its complaint to drop allegations of patent infringement with respect to one patent and to add allegations of patent infringement with respect to three other patents. On July 28, 2000 the court entered Pitney Bowes’ amended complaint. On June 18, 2001, E-Stamp and Pitney Bowes agreed to settle their litigation.

     On September 18, 2000, Pitney Bowes filed another patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company was infringing four patents owned by Pitney Bowes related to multi-carrier shipping (“Pitney II”). The suit sought unspecified damages and a permanent injunction from further alleged infringement. The Company answered the complaint on December 1, 2000, denying the allegations of patent infringement and asserting a number of affirmative defenses. The United Parcel Service acquired our iShip multi-carrier shipping service assets on May 18, 2001. On September 4, 2001, the

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

court granted the Company’s motion to transfer the lawsuit to the United States District Court for the District of Delaware. On April 18, 2002, the claim that the Company was infringing one of the patents was dismissed with prejudice. On June 20, 2002, all remaining claims in the Pitney II lawsuit were dismissed without prejudice.

     On June 14, 2001, the Company filed a patent infringement lawsuit against Pitney Bowes in the United States District Court for the Central District of California (“Pitney III”), alleging that Pitney Bowes infringed four patents owned by the Company. The suit sought treble damages, an injunction against further alleged infringement, attorneys’ fees and other unspecified damages. On January 7, 2002, the court granted Pitney Bowes’ motion to transfer the lawsuit to the United States District Court for the District of Delaware.

     On September 30, 2002 the court stayed all activity in the Pitney I and Pitney III cases pending the appointment of a Special Master. On October 15, 2002 the court appointed a Special Master and lifted the stay imposed on September 30, 2002. During the week of June 2, 2003, following receipt of briefing from the parties, the Special Master held hearings regarding claim construction as well as various motions, including dispositive motions that had been brought by the parties. On September 16, 2003 the Special Master sent reports and associated proposed orders to the court containing recommendations of the Special Master regarding claim construction and motions that had been brought by the parties.

     On December 4, 2002, Pitney Bowes filed a further patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company’s NetStamps postage product infringes four patents owned by Pitney Bowes. The suit sought treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief. On January 23, 2003, the Company answered Pitney’s complaint, denying the allegations of patent infringement and asserting a number of affirmative defenses as well as a counterclaim alleging that Pitney Bowes’ DM Series Mailing Systems infringe three additional Stamps.com patents. In connection with the Company’s counterclaim, the Company also sought treble damages, an injunction against further alleged infringement, attorneys’ fees and other damages and relief.

     On December 19, 2003, the Company reached a settlement with Pitney Bowes in all of its respective litigation. The settlement agreement resolves all litigation between the companies with no need for material payments. The deal includes a cross-licensing agreement for the life of all patents that have been asserted in the litigation, with each side agreeing not to sue the other for patent infringement during the next five years. In addition, the agreement grants each company future worldwide licenses in the form of “Picks” to a limited but equal number of the other’s patents. The licenses are limited to fields of use that cover each company’s current respective businesses. The agreement also contains provisions relating to “change of control” scenarios that could limit future access to these Intellectual Property picks. In particular, an acquiring party that is on a restricted list will lose any unused picks if it makes its acquisition before the end of a “Sunset Period.” The Sunset Period is shorter than the five year term of the agreement.

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

     In May and June 2001, the Company was named, together with certain of its current or former board members and/or officers, as a defendant in eleven purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s initial public offering and secondary offering of the Company’s common stock. The lawsuits also name as defendants the principal underwriters in connection with

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company’s initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that the Company and/or certain of its officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in the Company’s public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissionary damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against the Company and certain of its current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, the Company moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, the Company’s current and former board members and/or officers were dismissed without prejudice. In February 2003, the court denied the Company’s motion to dismiss the consolidated amended class action complaint. In June 2003, the Company approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against the Company. The proposed settlement terms would not require Stamps.com to make any payments. The proposed settlement is subject to approval by the court.

     In addition to the class action lawsuits against the Company, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming the Company) followed publicized reports that the Securities and Exchange Commission was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. The Company has placed its underwriters on notice of the Company’s rights to indemnification, pursuant to its agreements with the underwriters. The Company has also provided notice to its directors and officers insurers, and believes that the Company has insurance applicable to the lawsuits. The Company also believes that the claims against it and its officers and directors are without merit, and intend to defend the lawsuits vigorously.

16. Events Subsequent to Date of Auditor’s Report (Unaudited)

Return of Capital

     On January 28, 2004 the Board of Directors declared a one-time return of capital cash dividend of $1.75 per share to shareholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. Based on 45,045,514 common shares outstanding, less treasury stock of approximately 648,000 on the date of record, February 9, 2004, the total cash dividend was approximately $78 million.

     As a result of the cash distribution and pursuant to FASB Interpretation No. (FIN) 44, the exercise price of all active employee stock options prior to the ex-dividend date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (FMV) of the stock immediately prior to the ex-dividend date received a strike price reduction equal to the cash distribution, or $1.75 per share. For outstanding options with a strike price below the FMV immediately prior to the ex-dividend date, the reduction was such that the aggregate intrinsic value of the options was not increased, and the ratio of exercise price to market price per share was not reduced.

Reverse Split

     On January 28, 2004, the Company’s Board of Directors authorized a reverse stock split of the Company’s common stock, subject to shareholder approval. Shareholders of Stamps.com, at the annual meeting of shareholders to be held on April 23, 2004, will be asked to grant the Board of Directors the authority to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by the Board of Directors at the time it elects to effect a split. The par value of the Company’s common stock would

STAMPS.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively.

17. Quarterly Information (Unaudited)

	Quarter Ended

	March	June	September	December

	(in thousands, except per share data)
Fiscal Year 2003:
Revenues	$4,556	$4,962	$5,302	$6,380
Loss from operations	(3,019)	(3,759)	(2,392)	(3,471)
Net loss	(2,069)	(2,843)	(1,741)	(2,674)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.04)	$(0.06)
Weighted average shares outstanding used in basic and diluted per-share calculation	44,365	43,952	44,011	44,114
Fiscal Year 2002:
Revenues	$4,111	$3,695	$4,006	$4,517
Loss from operations	(1,990)	(4,042)	(3,629)	(2,104)
Net loss	(707)	(2,494)	(2,223)	(1,423)
Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.04)	$(0.03)
Weighted average shares outstanding used in basic and diluted per-share calculation	50,863	50,573	49,547	46,223
Fiscal Year 2001:
Revenues	$5,259	$5,069	$4,564	$4,535
Loss from operations	(194,587)	(33,113)	(3,458)	(2,275)
Net loss	(176,732)	(30,758)	(1,096)	(987)
Basic and diluted net loss per share	$(3.60)	$(0.62)	$(0.02)	$(0.02)
Weighted average shares outstanding used in basic and diluted per-share calculation	49,117	49,354	49,533	50,316

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Monica, State of California, on the 1st day of March, 2004.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE

Kenneth McBride
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH MCBRIDE	Chief Executive Officer and Director
	(Principal Executive Officer)	March 1, 2004
Kenneth McBride

/s/ KYLE HUEBNER	Chief Financial Officer
	(Principal Financial Officer)	March 1, 2004
Kyle Huebner

/s/ JAMES A. HARPER
	Chief Accounting Officer and Controller	March 1, 2004
James A. Harper

*
	Director	March 1, 2004
Kevin G. Douglas

*
	Director	March 1, 2004
Mohan P. Ananda

*
	Director	March 1, 2004
G. Bradford Jones

*
	Director	March 1, 2004
Lloyd I Miller

*By Kenneth McBride as Attorney-in-fact.