Form 10-Q
period 2004-03-31
STAMPS COM INC
filed 2004-05-10
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 30, 2004, there were approximately 45,125,835 shares of the registrant’s common stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,108	$24,526
Restricted cash	3,168	3,722
Short-term investments	17,195	47,688
Trade accounts receivable	1,131	948
Other accounts receivable	114	777
Other current assets	920	671

Total current assets	35,636	78,332
Property and equipment, net	3,867	4,213
Intangible assets, net	5,592	5,870
Long-term investments	50,217	86,838
Other assets	3,698	3,011

Total assets	$99,010	$178,264

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,036	$3,779

Total current liabilities	4,036	3,779
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value Authorized shares 95,000 in 2003 and 2002 Issued shares of 45,050 in 2004 and 44,776 in 2003
Outstanding shares of 44,709 in 2004 and 44,128 in 2003	45	45
Additional paid-in capital	600,329	676,568
Accumulated deficit	(503,882)	(499,379)
Treasury Stock, at cost, 341 shares in 2004 and 648 shares in 2003	(1,411)	(2,673)
Accumulated other comprehensive loss	(107)	(76)

Total stockholders’ equity	94,974	174,485

Total liabilities and stockholders’ equity	$99,010	$178,264

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months ended
	March 31,
	2004	2003
Revenues
Subscription fee	$5,975	$3,902
Product and other	1,605	654

Total revenues	7,580	4,556
Cost of revenues
Service	2,401	1,538
Product	529	196

Total cost of revenues	2,930	1,734

Gross profit	4,650	2,822
Operating expenses:
Sales and marketing	2,998	988
Research and development	2,280	1,206
General and administrative	4,381	3,647

Total operating expenses	9,659	5,841

Loss from operations	(5,009)	(3,019)
Other income:
Interest income	506	950

Total other income	506	950

Net loss	$(4,503)	$(2,069)

Basic and diluted net loss per share	$(0.10)	$(0.05)

Weighted average shares outstanding used in basic and diluted per share calculation	44,412	44,365

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months ended
	March 31,
	2004	2003
Operating activities:
Net loss	$(4,503)	$(2,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	914	1,025
Amortization of deferred compensation	—	7
Compensation charge relating to the return of capital dividend	1,781	—
Changes in operating assets and liabilities:
Trade accounts receivable	(183)	9
Other accounts receivable	663	84
Accounts payable and accrued expenses	257	509
Other assets	(687)	(340)
Prepaid expenses	(249)	(674)

Net cash used in operating activities	(2,007)	(1,449)
Investing activities
Sale of short-term investments	30,338	58,545
Purchase of short-term investments	—	(58,366)
Sale of long-term investments	36,745	16,337
Purchase of long-term investments	—	(57,333)
Sale of restricted cash investments	554	339
Acquisition of property and equipment	(290)	(226)
Purchase of intellectual property and intangible assets	—	(1,100)

Net cash provided by (used in) investing activities	67,347	(41,804)
Financing activities
Proceeds from exercise of stock options	815	233
Issuance of common stock under ESPP	122	51
Return of capital dividend	(77,695)	—
Repurchase of common stock	—	(1,957)

Net cash used in financing activities	(76,758)	(1,673)

Net decrease in cash and cash equivalents	(11,418)	(44,926)
Cash and cash equivalents at beginning of period	24,526	64,775

Cash and cash equivalents at end of period	$13,108	$19,849

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2004 AND 2003 IS UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements included herein have been prepared by Stamps.com Inc. (“Stamps.com” or “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of the Company, these unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, the results of its operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003.

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

In addition to the reduction of employees, the Company’s restructuring plan included costs associated with the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that have a higher return on investment, losses on the disposition and discontinuation of certain fixed assets, the estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant and the write-off of an investment in EncrypTix, the Company’s now dissolved subsidiary. As of March 31, 2004, the remaining unutilized accrual was approximately $19,000.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2004 AND 2003 IS UNAUDITED)

3. Legal Proceedings

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

Common equivalent shares, consisting of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred stock, are excluded from the diluted earnings per share calculation as their effect is anti-dilutive. There were approximately 4.4 million and 3.7 million options outstanding as of March 31, 2004 and 2003, respectively.

5. Intangible Assets

The Company’s intangible assets, which consist primarily of purchased patents and trademarks with a gross carrying value of $8.9 million as of March 31, 2004 and 2003 and accumulated amortization of $3.3 million and $2.2 million as of March 31, 2004 and 2003, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 4.1 years.

Aggregate amortization expense on intangible assets was approximately $277,000 for each of the quarters ended March 31, 2004 and 2003. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years.

6. Comprehensive Loss

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net Loss	$(4,503)	$(2,069)
Unrealized loss on investments	(31)	(134)

Comprehensive loss	$(4,534)	$(2,203)

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2004 AND 2003 IS UNAUDITED)

7. Stock-Based Employee Compensation

The Company has adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123” (“Statement 148”). Statement 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company’s stock option plans are granted with an exercise price equal to the fair market value on the date of the grant.

The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2004		2003
Net loss-as reported		$(4,503)	$(2,069)
Add: Stock price based employee expense included in net loss		—	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(443)	(685)

Net loss-pro forma	$	(4,946)	$(2,747)

Basic and diluted net loss per common share-as reported		$(0.10)	$(0.05)

Basic and diluted net loss per common share-pro forma		$(0.11)	$(0.06)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2004	2003
Expected dividend yield	—	—
Risk-free interest rate	3.08%	3.00%
Expected volatility	48%	30%
Expected life (in years)	5	5

For options granted during the three months ended March 31, 2004 and 2003, the Company’s assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company’s stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility.

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

8. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interest held by public companies in variable interest entities or potential variable entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interest in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact of the financial position or the results of operation of the Company.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted this statement in the fourth quarter of 2003 and its adoption did not have a material impact on its financial position or results of operations.

9. Return of Capital

In January 2004, the Board of Directors declared a return of capital cash dividend of $1.75 per share to shareholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. Based on 45,045,514 common shares outstanding, less treasury stock of approximately 648,000 shares, on the date of record, February 9, 2004, the total cash dividend was approximately $78 million.

As a result of the cash distribution relating to the return of capital cash dividend and pursuant to FASB Interpretation No. 44, the exercise price of all active employee stock options prior to the ex-dividend date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (“FMV”) of the stock immediately prior to the ex-dividend date received a strike price reduction equal to the cash distribution, or $1.75 per share. For outstanding options with a strike price below the FMV immediately prior to the ex-dividend date, the reduction was such that the aggregate intrinsic value of the options was not increased, and the ratio of exercise price to market price per share was not reduced. This re-pricing resulted in a loss of value for some employee stock options. As a result, the Company recognized a charge of approximately $3.1 million during the first quarter of 2004 related to compensation paid to employees for the lost value in employee stock options. This expense was allocated among cost of sales, sales and marketing, research and development and general and administrative categories, based on individual employee costs and positions.

10. Reverse Split

In January 2004, the Board of Directors authorized a reverse stock split proposal of the Company’s common stock, which was approved by the shareholders at the annual meeting on April 23, 2004. The Board of Directors was given the authority by the shareholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by the Board of Directors at the time it elects to effect a split. The par value of the Company’s common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively.

11. Subsequent Event

In April 2004, following shareholder approval, the Board of Directors authorized a reverse stock split of the Company’s common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every 2 shares of the Company’s common stock will be combined into one share. The Company will pay cash in lieu of fractional shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although Stamps.com believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the “Risk Factors” section of this report. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by such language. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business, including the “Risk Factors” section of this Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto.

Stamps.com, NetStamps, Hidden Postage, Stamps.com Internet postage and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

Overview

Stamps.com Inc. (“Stamps.com”, “we”, “us” or “our”) is the leading provider of Internet-based postage solutions. Our service allows customers to buy and print United States Postal Service (“USPS”) approved postage using a PC, an ordinary inkjet or laser printer and an Internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations, shippers and individuals. Stamps.com was approved by the USPS as a licensed vendor to offer PC Postage in August 1999 and we launched our service in October 1999.

Our Services

We offer an internet-based postage service targeted at home offices and small businesses. Service fee revenues for our offerings are generated from a monthly fee that we charge our customers under various pricing plans. The two main pricing plans are the Simple Plan and Power Plan. Under the Simple Plan, a user purchases and prints postage at face value for a monthly convenience fee of 10% of the value of postage printed with a monthly minimum of $4.49 to $4.99. We recently discontinued the Simple Plan option for new customers. Under the Power Plan, a customer may purchase and print unlimited postage at face value, for a flat monthly fee ranging from $15.99 to $19.95 depending on the offer that was made to the customer. We ended the first quarter of 2004 with approximately 312,200 registered customers, up from approximately 294,300 at the end of the fourth quarter of 2003 and up from approximately 291,300 customers at the end of the first quarter of 2003. Each of our registered customers has a Stamps.com postal meter license which is issued by the USPS. The increase in customers was primarily related to a continued increase in customer acquisition through our marketing channels. During the first quarter of 2004, we successfully billed approximately 249,300 unique registered customers for their monthly convenience fees, up from approximately 235,400 during the fourth quarter of 2003 and up from approximately 210,000 during the first quarter of 2003.

Recent Developments

In October 2003, we launched our Stamps.com Version 3.5 with improved integration of our online postage technology with Microsoft’s widely-used Office software. Users who print envelopes using Microsoft Office System 2003 will be offered the option of checking a box to add electronic postage. When they do so, they will be able to print the address and postage on the envelope in a seamless one step process powered by Stamps.com, all without leaving the familiar Word interface. Users of Microsoft Office 2003 will also benefit from features provided by our service such as adding graphics or company logos to a mail piece for a personalized or professional look; keeping track of postage use through reports and accounting codes; minimizing undeliverable mail through automatic address correction and verification; and automatic calculation of postage rates based on mail class and weight of mail piece.

In October 2003, we also launched our Stamps.com Insurance offering as part of Stamps.com Version 3.5. This feature allows users to insure their packages in a fully integrated online process. Stamps.com Insurance is provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund.

In October 2003, we completed a study to understand the status of our net operation losses (NOL or NOLs). Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under the complicated IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that as of March 31, 2004, we are approximately 12% below the 50% level that would trigger impairment of our NOL asset. Therefore, Stamps.com is requesting that all of its investors contact the company prior to allowing their ownership interest to reach a five-percent level.

In December 2003, we reached a settlement in all patent infringement litigation with Pitney Bowes. The settlement included a patent cross-licensing agreement, and a five year agreement by both companies not to initiate any patent lawsuits. There were no material financial payments between the companies.

In January 2004, our Board of Directors declared a return of capital cash dividend of $1.75 per share to shareholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. Based on 45,045,514 common shares outstanding, less treasury stock of approximately 648,000 shares, on the date of record, February 9, 2004, the total cash dividend was approximately $78 million.

As a result of the cash distribution relating to the return of capital cash dividend and pursuant to FASB Interpretation No. 44, the exercise price of all our active employee stock options prior to the ex-dividend date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (“FMV”) of the stock immediately prior to the ex-dividend date received a strike price reduction equal to the cash distribution, or $1.75 per share. For outstanding options with a strike price below the FMV immediately prior to the ex-dividend date, the reduction was such that the aggregate intrinsic value of the options was not increased, and the ratio of exercise price to market price per share was not reduced. This re-pricing resulted in a loss of value for some of our employee stock options. As a result, we recognized a charge of approximately $3.1 million during the first quarter of 2004 related to compensation paid to our employees for the lost value in employee stock options. This expense was allocated among cost of sales, sales and marketing, research and development and general and administrative categories, based on individual employee costs and positions.

In January 2004, our Board of Directors authorized a reverse stock split proposal of our common stock, which was approved by our shareholders at the annual meeting on April 23, 2004. Our Board of Directors was given the authority by the shareholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by our Board of Directors at the time they elect to effect a split. The par value of our common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively.

In April 2004, following shareholder approval, our Board of Directors authorized a reverse stock split of our common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every 2 shares of our common stock will be combined into one share. We will pay cash in lieu of fractional shares.

Critical Accounting Policies

General. The discussion and analysis of our financial condition and results of operations are based on the Company’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

Service revenue is based on monthly convenience fees. Service revenue is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized as revenue is earned and collection is deemed probable.

On a limited basis, we allow third parties to offer products and promotions to the Stamps.com customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements is currently immaterial.

We provide our customers the opportunity to purchase parcel insurance directly through the Stamps.com software. The insurance information is communicated directly to Parcel Insurance Plan for processing and the insurance is underwritten by Fireman’s Fund. We recognize revenue from the insurance offerings based on the shipment date of the item insured.

Advertising Costs. We expense the costs of producing advertisements when the advertising first runs, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used.

Internet advertising expenses are recognized based on specifics of the individual agreements. Under partner and affiliate agreements, third parties electronically refer prospects to our web site and we pay the third parties when the customer completes the customer registration process, or in some cases, upon the first successful billing of a customer. We record these expenses on a monthly basis as prospects are successfully converted to customers.

Restructuring. We have recorded reserves in connection with our restructuring programs. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Intangibles. We make an assessment of the estimated useful lives of our patents and other amortizable intangibles. These estimates are made using various assumptions that are subjective in nature and could change as economic and competitive conditions change. If events were to occur that would cause our assumptions to change, the amounts recorded as amortization would be adjusted.

Contingencies and Litigation. We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimatable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates. See Note 3 of Notes to Financial Statements for further discussion.

Results of Operations

During the first quarter of 2004, we experienced strong revenue growth both in service fee subscription and online store revenue with an all-time high of $7.6 million of total quarterly revenue. We continue to see strong trends on usage of our service during the first quarter of 2004. Total postage printed using our service was up 86% compared to the same quarter in 2003. We continued to bring in a significant amount of new customers through our primary channels, online advertising and direct mail. Gross customer acquisition was approximately 56,000 during the first quarter of 2004, up from approximately 27,000 during the same quarter of last year, and up from approximately 48,000 during the fourth quarter 2003.

During the first quarter of 2004, we continued at a higher level of marketing spend as we focused our customer acquisition efforts on existing programs and new channels with a greater return on investment.

In addition, we recognized a charge of approximately $3.1 million in the first quarter of 2004 related to the return of capital cash dividend paid in February 2004, and its related impact on our employee stock options.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months ended
	March 31,
	2004	2003
Total Revenues
Subscription Fees	79%	86%
Product and Other	21%	14%

Total revenues	100%	100%
Cost of revenues
Service	32%	34%
Product	7%	4%

Total cost of revenues	39%	38%

Gross profit	61%	62%
Operating expenses:
Sales and marketing	40%	22%
Research and development	30%	26%
General and administrative	58%	80%

Total operating expenses	127%	128%

Loss from operations	(66%)	(66%)
Other income:
Interest income	7%	21%

Net loss	(59%)	(45%)

Revenue. Revenue was derived primarily from two sources: (1) subscription fees charged to customers for the ability to buy and print postage and (2) product sales and other revenue, consisting of online store revenue from the direct sale of consumables and products and the related charges for shipping and handling, advertising revenue from controlled access advertising to our existing customer base, and insurance revenue from our parcel insurance offering. Revenue increased from $4.6 million to $7.6 million, or 66%, for the three months ended March 31, 2003 and 2004, respectively.

Service fee revenue increased from $3.9 million to $6.0 million, or 53%, for the three months ended March 31, 2003 and 2004, respectively. The increase in subscription fee revenue is primarily due to the increase in the size of the customer base. Furthermore, during the first quarter of 2004, our customer base included a greater percentage of Power Plan customers than in previous periods, which resulted in higher service fee revenues per customer. As of March 31, 2004, Power Plan customers accounted for 36% of total registered customers as compared to 20% at the end of March 31, 2003. We expect our service fee revenue to again increase in future periods as we add to our customer base, particularly if we increase the size of our Power Plan customer base.

Product sales and other revenue increased from $654,000 to $1.6 million, or 145%, for the three months ended March 31, 2003 and 2004, respectively. The increase is primarily due to the expansion of our consumable and product offerings. We expanded the number of available products from two stock keeping units (“skus”) in the first quarter of 2003 to approximately sixteen skus in the first quarter of 2004, including specialty NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, and digital scales, among other items. In addition, in October 2003, we introduced our parcel insurance offering provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund. We expect product sales and other revenue to continue to increase as we add additional skus to our online store, and as we market the use of our insurance offering to our existing and new customers.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of consumables, customer misprints and products sold through our online store and the related costs of shipping and handling.

Cost of service revenue increased from $1.5 million for the three months ended March 31, 2003, to $2.4 million for the three months ended March 31, 2004, an increase of 56%. The increase is primarily due to increased promotional expense as a result of increased customer acquisition. Promotional expense typically involves offering free postage and a free digital scale to new customers. Such promotional expense was approximately $543,000 and $836,000 for the three months ended March 31, 2003 and 2004, respectively. Promotional expenses, which represent a significant portion of total cost of service revenue, are expensed in the period when a customer is acquired. However, the revenue associated with the acquired customer is earned over the customers’ lifetime. Therefore, promotional expenses for newly acquired customers may be higher than the revenue earned from those customers in that period. For this reason, the cost of service revenue increases may not correlate to the increases in service revenue for the same period. We expect the cost of service revenue to increase in future periods if we acquire a greater number of customers thus resulting in a larger corresponding promotional expense. In addition, we incurred a charge to cost of customer service of approximately $185,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by customer service personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2003 and we do not currently anticipate any similar charge in the future.

Cost of product sales and other revenue increased from $196,000 for the three months ended March 31, 2003, to $529,000 for the three months ended March 31, 2004, an increase of 170%. The increase is primarily due to the expansion of available products offered through our online store. We expect the cost of product sales and other revenue to increase in future periods as we continue to market and add additional product offerings and skus to our online store.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense increased from $988,000 for the three months ended March 31, 2003, to $3.0 million for the three months ended March 31, 2004, an increase of 203%. In 2003, we increased marketing spending as we transitioned from various marketing tests in 2002. During the first quarter of 2004, we focused our acquisition efforts on existing programs as well as new marketing channels with a greater return on investment. Ongoing marketing programs include the following: web partnerships; software and hardware-based partnerships; retail partnerships; a customer referral program; and customer remarketing efforts. In addition, we continue to see positive return on investments in the direct mail and online advertising channels. In addition, we incurred a charge to sales and marketing of approximately $328,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2003 and we do not currently anticipate any similar charge in the future.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our service and expenditures for consulting services and third party software. Research and development expense increased from $1.2 million for the three months ended March 31, 2003, to $2.3 million for the three months ended March 31, 2004, an increase of 89%. The increase is primarily due to a charge of approximately $900,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by research and development personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2003 and we do not currently anticipate any similar charge in the future. Without the charge, research and development expenses would have increased from $1.2 million for the three months ended March 31, 2003, to $1.4 million for the three months ended March 31, 2004, an increase of 13%. This increase is primarily due to the increase in our headcount as we focused on new products and the improvement of existing products. We currently expect research and development expenses to remain approximately at this level in foreseeable future periods.

General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expense increased from $3.6 million for the three months ended March 31, 2003, to $4.4 million for the three months ended March 31, 2004, an increase of 20%. The increase is primarily due to a charge of approximately $1.6 million relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by general and administrative personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2003 and we do not currently anticipate any similar charge in the future. Without the charge, general and administrative expenses would have decreased from $3.6 million for the three months ended March 31, 2003, to $2.7 million for the three months ended March 31, 2004, a decrease of 25%. This decrease is primarily due to a reduction in legal fees and a reduction in depreciation costs for fixed assets. We currently expect general and administration expenses to remain in the range of $2.5 million to $3.5 million per quarter for future quarters in 2004.

Interest Income. Interest income consists of income from cash equivalents and short-term and long-term investments. Interest income decreased by 47% to $506,000 for the three months ended March 31, 2004 from $950,000 for the three months ended March 31, 2003. The decrease is primarily due to lower invested balances in cash and equivalents and short-term and long-term investments as a result of our return of capital cash dividend of approximately $78 million, as well as overall lower interest rates.

Liquidity and Capital Resources

As of March 31, 2004, we had approximately $83.7 million in cash and equivalents, restricted cash, and short-term and long-term investments. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In May 1999, we entered into a facility lease agreement for our corporate headquarters with aggregate lease payments of approximately $4.8 million through May 2004. In March 2000 we entered into a facility lease agreement for a Bellevue, Washington facility with aggregate lease payments of approximately $17.0 million. In January 2002, we exited the Bellevue, Washington facility lease with exit payments of approximately $555,000 in December 2001 and $647,000 in January 2002. The Company continues to sublet building spaces vacated as a result of the reduction in workforce, and we recently exited a lease of approximately 12,000 square feet of unoccupied space with the payment of a $112,000 termination fee. In November 2003, we entered into a facility lease agreement commencing on March, 2004 for our new corporate headquarters with the aggregate lease payments of approximately $4.0 million through March 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at March 31, 2004 (in thousands):

Operating
Nine months ending December 31, 2004	$648
Years ended:
2005	569
2006	590
2007	694
2008	751
Thereafter	920

$4,172

In April 2002, the Board of Directors authorized the repurchase of up to $20.0 million of our common stock over the following six months, and we repurchased 1.3 million shares of common stock for $5.6 million under that program. In October 2002, the Board authorized a second stock repurchase program for up to $30 million of our common stock for an additional six month period, and we repurchased approximately 4.4 million shares for $17.5 million under that program. In April 2003, the Board authorized a third stock repurchase program for up to $20 million of our common stock for an additional six month period and in October 2003, the Board authorized a fourth stock repurchase program for up to $20 million of our common stock over the following 12 months. During these third and fourth repurchase periods, no shares have been repurchased. In total during 2002 and 2003, we repurchased 6.3 million shares, a reduction of over 12% of our shares outstanding from April 2002. We will consider repurchasing stock throughout our current 12 month program that was authorized in October 2003 by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints because of material inside information we may possess.

In January 2004, our Board of Directors declared a return of capital cash dividend of $1.75 per share, to shareholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. Based on 45,045,514 common shares outstanding, less treasury stock of approximately 648,000 on the date of record, February 9, 2004, the total cash dividend was approximately $78 million. Our cash, restricted cash, and short and long term investments aggregated approximately $83.7 million following the payment of this dividend.

Net cash used in operating activities was $2.0 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively. The increase in net cash used in operating activities resulted primarily from increased expenditures in sales and marketing due to increased customer acquisition and the charge recognized relating to the return of capital cash dividend and its affect on employee stock options.

Net cash provided by investing activities was $67.3 million for the three months ended March 31, 2004. Net cash used by investing activities was $41.8 million for the three months ended March 31, 2003. The decrease in net cash used in investing activities resulted primarily from the sale of investments to fund the return of capital cash dividend.

Net cash used in financing activities was $76.8 million and $1.7 million for the three months ended March 31, 2004 and 2003, respectively. The increase in net cash used in financing activities resulted primarily from the return of capital cash dividend paid in February 2004.

We anticipate utilizing current working capital to fund our operations through 2004 until we reach profitability which we anticipate will be in the fourth quarter of 2004. We expect that cash flow from operations will be sufficient to fund our business thereafter.

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

We have experienced significant net losses since our inception and we may experience net losses in the future. We cannot assure you that we will be able to achieve profitability. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred net losses of $4.5 million during the quarter ended March 31, 2004.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 45 issued US patents, 73 pending US patent applications, 12 international patents and 19 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

The US Postal Service may raise national security or similar concerns to prevent foreign persons from acquiring significant ownership of our common stock or of Stamps.com. These concerns may prohibit or delay a merger or other takeover of our company. Our competitors may also seek to have the US Postal Service block the acquisition by a foreign person of our common stock or our company in order to prevent the combined company from becoming a more effective competitor in the market for PC Postage.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of less than 94 days at March 31, 2004. Our cash equivalents and investments, net of restricted cash, approximated $80.5 million and had a related weighted average interest rate of approximately 1.95%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC. (Registrant)
May 10, 2004	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

May 10, 2004	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer

May 10, 2004	By:	/s/ JAMES A. HARPER
James A. Harper
Chief Accounting Officer