Form 10-Q
period 2004-06-30
STAMPS.COM INC
filed 2004-08-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended June 30, 2004
OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the transition period from ___________ to __________

Commission file number 000-26427
______________
Stamps.com Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0454966
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Address of Principal Executive Offices:
12959 Coral Tree Place
Los Angeles, California 90066
Registrant’s Telephone Number, Including Area Code: (310) 482-5800

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:
3420 Ocean Park Boulevard, Suite 1040
Santa Monica, California 90405

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 5, 2003, there were approximately 22,602,966 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
STAMPS.COM INC.
BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,240	$24,526
Restricted cash	554	3,722
Short-term investments	7,591	47,688
Trade accounts receivable	1,210	948
Other accounts receivable	93	777
Other current assets	778	671

Total current assets	20,466	78,332
Property and equipment, net	3,342	4,213
Intangible assets, net	5,315	5,870
Long-term investments	64,208	86,838
Other assets	3,097	3,011

Total assets	$96,428	$178,264

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,098	$3,779

Total current liabilities	4,098	3,779
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2003 and 2002
Issued shares of 22,539 in 2004 and 22,388 in 2003
Outstanding shares of 22,369 in 2004 and 22,064 in 2003	45	45
Additional paid-in capital	600,464	676,568
Accumulated deficit	(506,227)	(499,379)
Treasury Stock, at cost, 170 shares in 2004 and 324 shares in 2003	(1,411)	(2,673)
Accumulated other comprehensive loss	(541)	(76)

Total stockholders’ equity	92,330	174,485

Total liabilities and stockholders’ equity	$96,428	$178,264

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months ended June 30,		Six Months ended June 30,

	2004	2003	2004	2003

Revenues:
Service	$6,641	$4,157	$12,616	$8,086
Product	1,520	805	3,125	1,432

Total revenues	8,161	4,962	15,741	9,518
Cost of revenues:
Service	2,521	1,541	4,922	3,052
Product	466	253	995	476

Total cost of revenues	2,987	1,794	5,917	3,528

Gross profit	5,174	3,168	9,824	5,990
Operating expenses:
Sales and marketing	2,733	1,149	5,731	2,137
Research and development	1,404	1,177	3,684	2,383
General and administrative	2,651	4,331	7,032	7,978
Restructuring and writedown charges	—	270	—	270

Total operating expenses	6,788	6,927	16,447	12,768

Loss from operations	(1,614)	(3,759)	(6,623)	(6,778)
Other income (loss):
Interest income	256	916	762	1,866
Loss on disposal of assets	(987)	—	(987)	—

Total other income (loss)	(731)	916	(225)	1,866

Net loss	$(2,345)	$(2,843)	$(6,848)	$(4,912)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.31)	$(0.22)

Weighted average shares outstanding used in basic and diluted per share calculation	22,365	21,976	22,287	22,079

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months ended June 30,

	2004	2003

Operating activities:
Net loss	$(6,848)	$(4,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,798	1,931
Loss on disposal of capitalized assets	987	—
Compensation charge relating to the return of capital dividend	1,781	—
Amortization of deferred compensation	—	9
Changes in operating assets and liabilities:
Trade accounts receivable	(262)	(34)
Other accounts receivable	684	3
Accounts payable and accrued expenses	319	821
Other assets	(86)	(631)
Prepaid expenses	(107)	(640)

Net cash used in operating activities	(1,734)	(3,453)
Investing activities
Sale of short-term investments	48,475	64,545
Purchase of short-term investments	(8,569)	(58,398)
Sale of long-term investments	52,968	16,337
Purchase of long-term investments	(30,612)	(65,470)
Sale of restricted cash investments	3,168	639
Acquisition of property and equipment	(1,359)	(427)
Purchase of intellectual property and intangible assets	—	(1,100)

Net cash provided by (used in) investing activities	64,071	(43,874)
Financing activities
Proceeds from exercise of stock options	950	408
Issuance of common stock under ESPP	122	51
Return of capital dividend	(77,695)	—
Repurchase of common stock	—	(2,673)

Net cash used in financing activities	(76,623)	(2,214)

Net decrease in cash and cash equivalents	(14,286)	(49,541)
Cash and cash equivalents at beginning of period	24,526	64,775

Cash and cash equivalents at end of period	$10,240	$15,234

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2004 AND 2003 IS UNAUDITED)

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

In the opinion of the Company, these unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003.

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

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2004 AND 2003 IS UNAUDITED)

The following table presents the effect on net loss and basic and diluted net loss per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data):

	Three Months Ended June 30,					Six Months Ended June 30,
		2004		2003		2004		2003

Net loss-as reported		$(2,345)		$(2,843)		$(6,848)		$(4,912)
Add: Stock-based employee expense included in net loss		—		3		—		9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards		(512)		(508)		(955)		(1,193)

Net loss-pro forma	$	(2,857)	$	(3,348)	$	(7,803)	$	(6,096)

Basic and diluted net loss per common share-as reported		$(0.10)		$(0.12)		$(0.31)		$(0.22)

Basic and diluted net loss per common share-pro forma		$(0.13)		$(0.15)		$(0.35)		$(0.28)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Expected dividend yield	—	—	—	—
Risk-free interest rate	2.96%	1.9%	3.03%	3.00%
Expected volatility	51%	30%	49%	30%
Expected life (in years)	5	5	5	5

For options granted during the three and six months ended June 30, 2004 and 2003, the Company's assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company's stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility.

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

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2004 AND 2003 IS UNAUDITED)

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

In addition to the reduction of employees, the Company’s restructuring plan included costs associated with the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that have a higher return on investment, losses on the disposition and discontinuation of certain fixed assets, the estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant and the write-off of an investment in EncrypTix, the Company’s now dissolved subsidiary. As of June 30, 2004 the Company fully utilized its provision related to the cost cutting efforts.

3. Legal Proceedings

Please refer to "Part II - Other Information - Item 1 - Legal Proceedings" of this report for a discussion of legal proceedings.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued.  Stock options and warrants to purchase 2.3 million shares and 2.2 million shares for the three and six months ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted loss per share because such stock options and warrants were considered anti-dilutive.

5. Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets”. The Company’s intangible assets, which consist primarily of purchased patents and trademarks with a gross carrying value of $8.9 million as of June 30, 2004 and 2003 and accumulated amortization of $3.6 million and $2.5 million as of June 30, 2004 and 2003, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 3.9 years.

Aggregate amortization expense on intangible assets was approximately $277,000 for each of the quarters ended June 30, 2004 and 2003. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2004 AND 2003 IS UNAUDITED)

6. Comprehensive Loss

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003

Net Loss	$(2,345)	$(2,843)	$(6,848)	$(4,912)
Unrealized loss on investments	(434)	(32)	(465)	(166)

Comprehensive loss	(2,779)	(2,548)	(7,313)	(5,078)

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

9. Return of Capital

In January 2004, the Board of Directors declared a return of capital cash dividend of $1.75 per share to shareholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. Based on 45,045,514 (22,522,757 shares after the 1:2 reverse split) common shares outstanding, less treasury stock of approximately 648,000 (324,000 shares after the 1:2 reverse split) on the date of record, February 9, 2004, the total cash dividend was approximately $78 million.

As a result of the cash distribution relating to the return of capital cash dividend and pursuant to FASB Interpretation No. 44, the exercise price of all active employee stock options prior to the ex-dividend date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (“FMV”) of the stock immediately prior to the ex-dividend date received a strike price reduction equal to the cash distribution, or $1.75 per share. For outstanding options with a strike price below the FMV immediately prior to the ex-dividend date, the reduction was such that the aggregate intrinsic value of the options was not increased, and the ratio of exercise price to market price per share was not reduced. In addition, the Company recognized approximately $3 million of compensation expense during the first quarter of 2004 related to the return of capital dividend and its impact on the Company’s employee stock options. This expense was allocated among cost of sales, sales and marketing, research and development and general and administrative categories, based on individual employee costs and positions.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2004 AND 2003 IS UNAUDITED)

10. Reverse Split

In January 2004, the Board of Directors authorized a reverse stock split proposal of the Company’s common stock, which was approved by the shareholders at the annual meeting on April 23, 2004. The Board of Directors was given the authority by the shareholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by the Board of Directors at the time it elects to effect a split. The par value of the Company’s common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively. In April 2004, following shareholder approval, the Board of Directors authorized a reverse stock split of the Company’s common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every 2 shares of the Company’s common stock were combined into one share. The Company paid cash in lieu of fractional shares.

11. Subsequent Event

In July 2004, the Company entered into an agreement with eBay Inc. (“eBay”) to settle litigation filed by Stamps.com in June 2003. Under this agreement, eBay paid Stamps.com an undisclosed amount up front, designated for settlement. In addition, eBay agreed to a three year licensing agreement for the use of software and intellectual property owned by Stamps.com. The quarterly revenue the Company receives under the licensing agreement may be material in future periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Stamps.com believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors” section of this report. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by such language. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business, including the “Risk Factors” section of this Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto.

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

Internet Postage Services

We offer an Internet Postage service targeted at consumers, home offices and small businesses. Service fee revenues for our offerings are generated from a monthly fee that we charge our customers under various pricing plans. The two main pricing plans are the Simple Plan and Power Plan. Under the Simple Plan, a user purchases and prints postage at face value for a monthly convenience fee of 10% of the value of postage printed with a monthly minimum of $4.49. During the first half of 2004, we discontinued offering the Simple Plan to new customers. Under the Power Plan, a customer may purchase and print unlimited postage at face value, for a flat monthly fee ranging from $15.99 to $19.95 depending on the offer that was made to the customer. We ended the second quarter of 2004 with approximately 320,200 registered customers, up from approximately 312,200 at the end of the first quarter of 2004 and up from approximately 298,600 customers at the end of the second quarter of 2003. Each of our registered customers has a Stamps.com postal meter license which is issued by the USPS. The increase in customers during the second quarter was primarily due to a continued increase in customer acquisition through our marketing channels. During the second quarter of 2004, we successfully billed approximately 258,000 unique registered customers for their monthly convenience fees, up from approximately 249,300 during the first quarter of 2004 and up from approximately 208,100 during the second quarter of 2003.

Recent Developments

In October 2003, we launched our Stamps.com Version 3.5 with improved integration of our online postage technology with Microsoft’s widely-used Word and Outlook software. Users who print envelopes using Microsoft Word 2003 or Outlook 2003 are offered the option of checking a box to add electronic postage. When they do so, they will be able to print the address and postage on the envelope in a seamless one step process powered by Stamps.com, all without leaving the familiar Word or Outlook interface. Users of Microsoft Word 2003 and Outlook 2003 also benefit from features provided by our service such as the ability to add graphics or company logos to a mail piece for a personalized or professional look; keeping track of postage use through reports and accounting codes; minimizing undeliverable mail through automatic address correction and verification; and automatic calculation of postage rates based on mail class and weight of mail piece.

In October 2003, we also launched our Stamps.com Insurance offering as part of Stamps.com Version 3.5. This feature allows users to insure their packages in a fully integrated online process. Stamps.com Insurance is provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund.

In October 2003, we completed a study to understand the status of our net operating losses (NOL or NOLs). Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under the complicated IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that we are currently 12% below the 50% level that would trigger impairment of our NOL asset. Therefore, Stamps.com is requesting that all of its investors contact the Company prior to allowing any investor’s ownership interest to reach a five-percent level.

In December 2003, we reached a settlement in all patent infringement litigation with Pitney Bowes. The settlement included a five-year patent cross-licensing agreement. In addition, there will be no material financial payment between the companies.

In January 2004, our Board of Directors declared a return of capital cash dividend of $1.75 per share to shareholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. Based on 45,045,514 (22,522,757 shares after the 1:2 reverse split) common shares outstanding, less treasury stock of approximately 648,000 (324,000 shares after the 1:2 reverse split) on the date of record, February 9, 2004, the total cash dividend paid to stockholders was approximately $78 million.

As a result of the cash distribution relating to the return of capital cash dividend and pursuant to FASB Interpretation No. 44, the exercise price of all active employee stock options prior to the ex-dividend date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (“FMV”) of the stock immediately prior to the ex-dividend date received a strike price reduction equal to the cash distribution, or $1.75 per share. For outstanding options with a strike price below the FMV immediately prior to the ex-dividend date, the reduction was such that the aggregate intrinsic value of the options was not increased, and the ratio of exercise price to market price per share was not reduced. In addition, we recognized approximately $3 million of compensation expense during the first quarter of 2004 related to our return of capital dividend and its impact on our employee stock options. This expense was allocated among cost of sales, sales and marketing, research and development and general and administrative categories, based on individual employee costs and positions.

In January 2004, our Board of Directors authorized a reverse stock split proposal of our common stock, which was approved by our shareholders at the annual meeting on April 23, 2004. Our Board of Directors was given the authority by the shareholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by our Board of Directors at the time they elected to effect a split. The par value of our common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively.

In April 2004, following shareholder approval, our Board of Directors authorized a reverse stock split of our common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every 2 shares of our common stock was combined into one share. We paid cash in lieu of fractional shares based on the market price on the effective day of the split.

In May 2004, we launched our Stamps.com Version 4.0 providing customers with an improved experience for handling postage printing problems, improved usability of NetStamps™, the addition of email notification capabilities, and increased availability of Stamps.com Insurance.

In July 2004, we entered into an agreement with eBay Inc. (“eBay”) to settle litigation we filed against eBay in June 2003. Under this agreement, eBay paid Stamps.com an undisclosed amount up front, designated for settlement. The parties also agreed to a three-year license of software and intellectual property owned by Stamps.com. Further details were not disclosed. The quarterly revenue the Company receives under this licensing agreement may be material in future periods.

In July 2004, we received approval from the USPS to proceed with a limited market test of a new form of postage that will allow customers to create a more customized look and feel within a NetStamps like product. This new form of postage will be an ideal way for customers to include individual logos, photos, or other graphic images along with their mailings. There is no assurance that we will receive final approval from the USPS for this new form of postage or that this product will otherwise be successful.

Critical Accounting Policies

General. The discussion and analysis of our financial condition and results of operations are based on the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Service revenue is based on monthly convenience fees. Service revenue is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

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

Results of Operations

During the second quarter of 2004, we experienced strong revenue growth both in service fee subscription and online store revenue with an all-time high of $8.2 million of total quarterly revenue. We continued to see strong trends on usage of our service during the second quarter of 2004. Total postage printed using our service was up 59% compared to the same quarter in 2003. We continued to bring in a significant amount of new customers in our mainstay channels, online advertising and direct mail. Gross customer acquisitions were approximately 45,900 during the second quarter of 2004, up from approximately 27,200 during the second quarter of 2003.

During the second quarter of 2004, we increased our level of marketing spend as we focused our customer acquisition efforts on existing programs and continued with newer channels with a greater return on investment.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Total Revenues
Service	81%	84%	80%	85%
Product	19%	16%	20%	15%

Total revenues	100%	100%	100%	100%
Cost of revenues
Service	31%	31%	31%	32%
Product	6%	5%	6%	5%

Total cost of revenues	37%	36%	38%	37%

Gross profit	63%	64%	62%	63%
Operating expenses:
Sales and marketing	33%	23%	36%	22%
Research and development	17%	24%	23%	25%
General and administrative	32%	87%	45%	84%
Restructuring and writedown charges	-	5%	-	3%

Total operating expenses	83%	140%	104%	134%

Loss from operations	(20)%	(76)%	(42)%	(71)%
Other income (loss):
Interest income	3%	18%	5%	20%
Loss on disposal of assets	(12)%	-	(6)%	-

Net loss	(29)%	(57)%	(44)%	(52)%

Revenue. Revenue was derived primarily from two sources: (1) service fees charged to customers for the ability to buy and print postage and (2) product sales and other revenue, consisting of online store revenue from the direct sale of consumables and products and the related charges for shipping and handling, advertising revenue from controlled access advertising to our existing customer base, and insurance revenue from our parcel insurance offering. Revenue increased from $5.0 million to $8.2 million, or 64%, for the three months ended June 30, 2003 and 2004, respectively. Revenue increased from $9.5 million to $15.7 million, or 65%, for the six months ended June 30, 2003 and 2004, respectively.

Service fee revenue increased from $4.2 million for the three months ended June 30, 2003, to $6.6 million for the three months ended June 30, 2004, an increase of 60%. Service fee revenue increased from $8.1 million for the six months ended June 30, 2003, to $12.6 million for the six months ended June 30, 2004, an increase of 56%. The increase in subscription fee revenue is primarily due to the increase in the size of the customer base. Furthermore, during the second quarter of 2004, our customer base included a greater percentage of Power Plan customers than in previous periods, which resulted in higher service fee revenues per customer. As of June 30, 2004, Power Plan customers accounted for 40% of total registered customers as compared to 21% at the end of June 30, 2003. We expect our service fee revenue to again increase in future periods as we add to our customer base, particularly if we increase the size of our Power Plan customer base.

Product sales and other revenue increased from $805,000 for the three months ended June 30, 2003, to $1.5 million for the three months ended June 30, 2004, an increase of 89%. Product sales and other revenue increased from $1.4 million for the six months ended June 30, 2003, to $3.1 million for the six months ended June 30, 2004, an increase of 118%.The increase is primarily due to the expansion of our consumable and product offerings. We expanded the number of available products from four stock keeping units (“skus”) in the second quarter of 2003 to approximately Seventy skus in the second quarter of 2004, including specialty NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, digital scales, and printer cartridges, among other items. In addition, in October 2003, we introduced our parcel insurance offering provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund. We expect product sales and other revenue to continue to increase as we add additional skus to our online store, and as we market the use of our insurance offering to our existing and new customers.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of consumables, parcel insurance offering costs, customer misprints and products sold through our online store and the related costs of shipping and handling.

Cost of service revenue increased from $1.5 million for the three months ended June 30, 2003, to $2.5 million for the three months ended June 30, 2004, an increase of 64%. Cost of service revenue increased from $3.1 million for the six months ended June 30, 2003, to $4.9 million for the six months ended June 30, 2004, an increase of 61%.The increase is primarily due to increased promotional expense targeted to increase customer acquisition. Promotional expense typically involves offering free postage and a free digital scale to new customers. Such promotional expense was approximately $565,000 and $899,000 for the three months ended June 30, 2003 and 2004, respectively. Promotional expense was approximately $1.1 million and $1.7 million for the six months ended June 30, 2003 and 2004, respectively. Promotional expenses, which represent a significant portion of total cost of service revenue, are expensed in the period when a customer is acquired. However, the revenue associated with the acquired customer is earned over the customers’ lifetime. Therefore, promotional expenses for newly acquired customers may be higher than the revenue earned from those customers in that period. For this reason, the cost of service revenue increases may not correlate to the increases in service revenue for the same period. We expect the cost of service revenue to increase in future periods if we acquire a greater number of customers thus resulting in a larger corresponding promotional expense.

Cost of product sales and other revenue increased from $253,000 for the three months ended June 30, 2003, to $466,000 for the three months ended June 30, 2004, an increase of 84%. Cost of product sales and other revenue increased from $476,000 for the six months ended June 30, 2003, to $995,000 for the six months ended June 30, 2004, an increase of 109%. The increase is primarily due to the expansion of available products offered through our online store. We expect the cost of product sales and other revenue to increase in future periods as we continue to market and add additional product offerings and skus to our online store.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense increased from $1.1 million for the three months ended June 30, 2003, to $2.7 million for the three months ended June 30, 2004, an increase of 138%. Sales and marketing expense increased from $2.1 million for the six months ended June 30, 2003, to $5.7 million for the six months ended June 30, 2004, an increase of 168%. In 2003, we increased marketing spending as we transitioned from various marketing tests in 2002. During the second quarter of 2004, we focused our acquisition efforts on existing programs as well as new marketing channels with a greater return on investment. Ongoing marketing programs include the following: web partnerships; software and hardware-based partnerships; retail partnerships; a customer referral program; and customer remarketing efforts. In addition, we continue to see positive return on investments in the direct mail and online advertising channels. Further, during the first quarter of 2004, we incurred a charge to sales and marketing of approximately $328,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2003 and we do not currently anticipate any similar charge in the future. We currently expect sales and marketing expenses to remain in the range of $3.0 million to $4.0 million per quarter for future quarters in 2004.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense increased from $1.2 million for the three months ended June 30, 2003, to $1.4 million for the three months ended June 30, 2004, an increase of 19%. Research and development expense increased from $2.4 million for the six months ended June 30, 2003, to $3.7 million for the six months ended June 30, 2004, an increase of 55%. This increase is primarily due to the increase in our headcount as we focused on new products and the improvement of existing products. In addition, during the first quarter of 2004, we incurred a charge of approximately $900,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by research and development personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2003 and we do not currently anticipate any similar charge in the future. We currently expect research and development expenses to remain in the range of $1.0 million to $2.0 million per quarter for future quarters in 2004.

General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expense decreased from $4.3 million for the three months ended June 30, 2003, to $2.7 million for the three months ended June 30, 2004, a decrease of 39%. General and administrative expense including restructuring and writedown charges decreased from $8.2 million for the six months ended June 30, 2003, to $7.0 million for the six months ended June 30, 2004, a decrease of 15%. This decrease is primarily due to a reduction in legal fees and a reduction in depreciation costs for fixed assets. In addition, during the first quarter of 2004, we incurred a charge of approximately $1.6 million relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by general and administrative personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. Without the charge, general and administrative expenses would have decreased from $8.2 million for the six months ended June 30, 2003, to $5.4 million for the six months ended June 30, 2004, a decrease of 34%. This decrease is primarily due to a reduction in legal fees and a reduction in depreciation costs for fixed assets. We currently expect general and administrative expenses to remain in the range of $2.0 million to $3.0 million per quarter for future quarters in 2004.

Other Income (Loss). Other income (loss) consists of interest income from cash equivalents and short-term and long-term investments and other loss from the disposal of capitalized assets that are no longer in use. Other income (loss) decreased by 180% to a loss of $731,000 for the three months ended June 30, 2004, from an income of $916,000 for the three months ended June 30, 2003. Other income (loss) decreased by 112% to a loss of $225,000 for the six months ended June 30, 2004, from an income of $1.9 million for the six months ended June 30, 2003. The decrease is primarily due to lower interest income due to lower invested balances in cash and equivalents and short-term and long-term investments as a result of our return of capital cash dividend of approximately $78 million in February 2004. In addition, we recognized expenses of approximately $987,000 related to the move of our company headquarters and the write-off of certain capitalized assets that are no longer in use.

Liquidity and Capital Resources

As of June 30, 2004, we had approximately $82.6 million in cash and equivalents, restricted cash, and short-term and long-term investments. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through March 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at June 30, 2004 (in thousands):

Operating

Six months ending December 31, 2004	$277
Years ended:
2005	569
2006	590
2007	694
2008	751
Thereafter	920

$3,801

In April 2002, the Board of Directors authorized the repurchase of up to $20.0 million of our common stock over the following six months, and we repurchased 1.3 million shares of common stock for $5.6 million under that program. In October 2002, the Board authorized a second stock repurchase program for up to $30 million of our common stock for an additional six month period, and we repurchased approximately 4.4 million shares for $17.5 million under that program. In April 2003, the Board authorized a third stock repurchase program for up to $20 million of our common stock for an additional six month period and in October 2003, the Board authorized a fourth stock repurchase program for up to $20 million of our common stock over the following 12 months. In July 2004, the Board authorized a fifth stock repurchase program for a new 12 month period, superseding previous authorizations. During the third and fourth repurchase periods, no shares were repurchased. In total during 2002 and 2003, we repurchased 6.3 million shares, a reduction of over 12% of our shares outstanding from April 2002. We will consider repurchasing stock throughout our current 12 month program that was authorized in July 2004 by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints because of material inside information we may possess.

In January 2004, our Board of Directors declared a return of capital cash dividend of $1.75 per share, to shareholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. Based on 45,045,514 (22,522,757 shares after the 1:2 reverse split) common shares outstanding, less treasury stock of approximately 648,000 (324,000 shares after the 1:2 reverse split) on the date of record, February 9, 2004, the total cash dividend was approximately $78 million.

Net cash used in operating activities was $1.7 million and $3.5 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in net cash used in operating activities resulted primarily from the decrease in legal expenditures.

Net cash provided by investing activities was $64.1 million for the six months ended June 30, 2004. Net cash used by investing activities was $43.9 million for the six months ended June 30, 2003. The decrease in net cash used in investing activities resulted primarily from the sale of investments to fund the return of capital cash dividend.

Net cash used in financing activities was $76.6 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively. The increase in net cash used in financing activities resulted primarily from the return of capital cash dividend paid in February 2004.

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
  The demand for our service;
  Our ability to develop and maintain strategic distribution relationships;

  The number, timing and significance of new products or services introduced by us and by our competitors;

  Our ability to develop, market and introduce new and enhanced services on a timely basis;

  The level of service and price competition;

  Our operating expenses;

  US Postal Service regulation and policies relating to PC Postage;

  General economic factors.
We have a history of losses, may incur losses in the future and may never achieve profitability, which may reduce the trading price of our common stock.

We have experienced significant net losses since our inception and we may experience net losses in the future. We cannot assure you that we will be able to achieve profitability. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred net losses of $2.3 million during the quarter ended June 30, 2004.

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

In order to acquire customers and achieve widespread distribution and use of our services, we must develop and execute cost-effective marketing campaigns and sales programs. We currently rely on a combination of marketing techniques to attract new customers including direct mail, online marketing and business partnerships. If new legal restrictions limit our ability to continue marketing programs we currently have or plan to implement, our ability to attract new customers may be limited. In addition, we may be unable to continue marketing our services in a cost-effective manner. If we fail to acquire customers, in a cost-effective manner, our results of operations will be adversely affected.

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

If we are unable to compete successfully, particularly against large, traditional providers of postage products such as Pitney Bowes, our revenues and operating results will suffer.

The PC Postage segment of the market for postage is new and is competitive. At present, Pitney Bowes and Envelope Manager are authorized PC Postage providers with commercially available software. If any more providers become authorized, or if Pitney Bowes or Envelope Manager provide enhanced offerings, our operations could be adversely impacted. We also compete with other forms of postage, including traditional postage meters, provided by companies such as Pitney Bowes, postage stamps and permit mail.

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

The evolving nature of the Internet or the Postage markets could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to license or acquire leading technologies useful in our business; enhance our existing services; develop new services or features and technology that address the increasingly sophisticated and varied needs of our current and prospective users; and respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

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

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to user privacy, pricing, content, copyrights, distribution, characteristics and quality of products and services, and export controls.

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

Risks Related to Our Stock

The tax value of our net operating losses could be impaired if we trigger a change of control pursuant to Section 382.

Under the complicated Internal Revenue Code (IRC) Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. If a change of ownership is triggered, the NOLs may be impaired, which could harm stockholder value.

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

The provisions of our certificate of incorporation, bylaws and Delaware law could make it difficult for a third party to acquire us, even if it would be beneficial to our stockholders. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prohibit or delay a merger or other takeover of our company, and discourage attempts to acquire us.

The US Postal Service may object to change of control of our common stock.

The US Postal Service may raise national security or similar concerns to prevent foreign persons from acquiring significant ownership of our common stock or of Stamps.com. The US Postal Service also has regulations regarding the change of control of approved PC Postage providers. These concerns may prohibit or delay a merger or other takeover of our company. Our competitors may also seek to have the US Postal Service block the acquisition by a foreign person of our common stock or our company in order to prevent the combined company from becoming a more effective competitor in the market for PC Postage.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 277 days at June 30, 2004. Our cash equivalents and investments, net of restricted cash, approximated $82 million and had a related weighted average interest rate of approximately 1.8%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In May and June 2001, we were named, together with certain of our current or former board members and/or officers, as a defendant in 11 purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissory damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, we moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice. In February 2003, the court denied our motion to dismiss the consolidated amended class action complaint. In June 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us. The proposed settlement terms would not require Stamps.com to make any payments. The proposed settlement is subject to approval by the court.

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

We are not currently involved in any other material legal proceedings, nor are we aware of any other material legal proceedings pending against us.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Reverse Split

In January 2004, the Board of Directors authorized a reverse stock split of our common stock, which was approved by the stockholders at the annual meeting on April 23, 2004. The Board of Directors was given the authority by the stockholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by the Board of Directors at the time it elects to effect a split. The par value of our common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively. In April 2004, following shareholder approval, the Board of Directors authorized a reverse stock split of the common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every 2 shares of the common stock were combined into one share. We paid cash in lieu of fractional shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Stamps.com’s stockholders was held on April 23, 2004. At that meeting, three proposals were submitted to a vote of the stockholders: (1) To elect two directors (Mohan Ananda and Kevin Douglas) to serve for a three-year term ending in the year 2007 or until their successors are duly elected and qualified; (2) To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004; and (3) To approve an amendment to Stamps.com’s Amended and Restated Certificate of Incorporation which shall effect, upon filing, a reverse split of Stamps.com’s outstanding common stock at a ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), and reduce proportionately, based on the reverse stock split ratio, the number of authorized shares of common stock from 95,000,000 and the number of authorized shares of preferred stock from 5,000,000, and authorize the board of directors to file such amendment in its discretion.

At the close of business on the record date for the meeting (which was March 1, 2004), there were 45,045,702 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 42,520,319 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal	For	Withheld

Election of two directors:
Mohan Ananda	38,237,279	4,283,040
Kevin Douglas	42,331,123	189,196

Proposal	For	Against	Abstain

Appointment of Ernst & Young (auditors)	41,561,417	951,871	7,031
Reverse split	41,819,783	684,221	16,315

Each of the proposals set forth above received more than the required number of votes for approval and were therefore duly and validly approved by the stockholders.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 27, 2004, the Company filed a current report on Form 8-K reporting that it had issued a press release setting forth its financial results for the three months ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC. (Registrant)

August 9, 2004	By:	/s/ KEN McBRIDE
Ken McBride
Chief Executive Officer

August 9, 2004	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer

August 9, 2004	By:	/s/ JAMES A. HARPER
James A. Harper
Chief Accounting Officer

