Form 10-Q
period 2004-09-30
STAMPS.COM INC
filed 2004-11-08
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 2004

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from ___________ to ____________

Commission file number 000-26427
___________________

Stamps.com Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0454966
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12959 Coral Tree Place
Los Angeles, California 90066
(Address of Principal Executive Offices)

(310) 482-5800
(Registrant’s Telephone Number, Including Area Code)
___________________
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

As of November 2, 2004, there were approximately 22,649,427 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
STAMPS.COM INC.
BALANCE SHEETS
(in thousands, except per share data)
	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,681	$24,526
Restricted cash	554	3,722
Short-term investments	27,780	47,688
Trade accounts receivable	1,313	948
Other accounts receivable	119	777
Other current assets	812	671
Total current assets	41,259	78,332
Property and equipment, net	3,048	4,213
Intangible assets, net	5,040	5,870
Long-term investments	46,184	86,838
Other assets	3,486	3,011
Total assets	$99,017	$178,264

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,487	$3,779
Total current liabilities	5,487	3,779
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2003 and 2002
Issued shares of 22,448 in 2004 and 22,388 in 2003
Outstanding shares of 22,278 in 2004 and 22,064 in 2003	45	45
Additional paid-in capital	600,970	676,568
Accumulated deficit	(505,567)	(499,379)
Treasury Stock, at cost, 170 shares in 2004 and 324 shares in 2003	(1,411)	(2,673)
Accumulated other comprehensive loss	(507)	(76)
Total stockholders’ equity	93,530	174,485
Total liabilities and stockholders’ equity	$99,017	$178,264

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Revenues:
Service	$7,120	$4,468	$19,736	$12,554
PhotoStamps	1,380	—	1,380	—
Product and other	2,173	834	5,298	2,266
Total revenues	10,673	5,302	26,414	14,820
Cost of revenues:
Service	2,074	1,905	6,996	4,957
PhotoStamps	845	—	845	—
Product and other	563	302	1,558	778
Total cost of revenues	3,482	2,207	9,399	5,735
Gross profit	7,191	3,095	17,015	9,085
Operating expenses:
Sales and marketing	3,337	1,738	9,068	3,875
Research and development	1,315	1,183	4,999	3,566
General and administrative	3,738	2,566	10,770	10,544
Restructuring and writedown charges	—	—	—	270
Total operating expenses	8,390	5,487	24,837	18,255
Loss from operations	(1,199)	(2,392)	(7,822)	(9,170)
Other income (loss):
Other income	1,360	—	1,360	—
Interest income	499	651	1,261	2,517
Loss on disposal of assets	—	—	(987)	—
Total other income (loss)	1,859	651	1,634	2,517
Net income (loss)	$660	$(1,741)	$(6,188)	$(6,653)
Net income (loss) per share:
Basic	$0.03	$(0.08)	$(0.28)	$(0.30)
Diluted	$0.03	$(0.08)	$(0.28)	$(0.30)
Weighted average shares outstanding
Basic	22,413	22,006	22,328	22,054
Diluted	23,237	22,006	22,328	22,054

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months ended September 30,
	2004	2003
Operating activities:
Net loss	$(6,188)	$(6,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,465	2,844
Loss on disposal of capitalized assets	987	—
Compensation charge relating to the return of capital dividend	1,781	—
Amortization of deferred compensation	—	9
Changes in operating assets and liabilities:
Trade accounts receivable	(365)	(96)
Other accounts receivable	658	83
Other assets	(475)	(354)
Prepaid expenses	(141)	(326)
Accounts payable and accrued expenses	1,708	598
Net cash provided by (used in) operating activities	430	(3,895)

Investing activities
Sale of short-term investments	52,975	74,805
Purchase of short-term investments	(33,331)	(103,592)
Sale of long-term investments	84,204	54,674
Purchase of long-term investments	(43,717)	(65,470)
Sale of restricted cash investments	3,168	1,009
Acquisition of property and equipment	(1,457)	(462)
Purchase of intellectual property and intangible assets	—	(1,100)
Net cash provided by (used in) investing activities	61,842	(40,136)

Financing activities
Proceeds from exercise of stock options	1,293	577
Issuance of common stock under ESPP	285	51
Return of capital dividend	(77,695)	—
Repurchase of common stock	—	(2,673)
Net cash used in financing activities	(76,117)	(2,045)
Net decrease in cash and cash equivalents	(13,845)	(46,076)
Cash and cash equivalents at beginning of period	24,526	64,775
Cash and cash equivalents at end of period	$10,681	$18,699

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2004 AND 2003 IS UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements included herein have been prepared by Stamps.com Inc. (“Stamps.com” or “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulation. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of the Company, these unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of its operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003.

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

Stock-Based Employee Compensation

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123” (“Statement 148”). Statement 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company’s stock option plans are granted with an exercise price equal to the fair market value on the date of the grant.

The following table presents the effect on net income (loss) and basic and diluted net income (loss) per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123 (in thousands, except per share data):

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2004 AND 2003 IS UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2003		2004		2003
Net income (loss) as reported	$660		$(1,741)		$(6,188)		$(6,653)
Add: Stock-based employee expense included in net income (loss)	—		—		—		9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(526)		(619)		(1,614)		(2,299)
Net income (loss) - pro forma	$134	$	(2,360)	$	(7,802)	$	(8,943)
Basic and diluted net income (loss) per common share-as reported	$0.03		$(0.08)		$(0.28)		$(0.30)
Basic and diluted net income (loss) per common share-pro forma	$0.01		$(0.11)		$(0.35)		$(0.41)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.54%	2.91%	3.28%	2.82%
Expected volatility	48.0%	30%	48.0%	30%
Expected life (in years)	5	5	5	5

For options granted during the three and nine months ended September 30, 2004 and 2003, the Company's assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company's stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility.

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
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2004 AND 2003 IS UNAUDITED)

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

In addition to the reduction of employees, the Company’s restructuring plan included costs associated with the termination of fixed-cost marketing deals and the redeployment of sales and marketing expenditures to programs that have a higher return on investment, losses on the disposition and discontinuation of certain fixed assets, the estimated rent and expenses for unoccupied facilities between the reduction in force date and the estimated date of occupancy by a sublet tenant and the write-off of an investment in EncrypTix, the Company’s now dissolved subsidiary. As of September 30, 2004 the Company fully utilized its provision related to the cost cutting efforts.

3.  Legal Proceedings

Please refer to Note 11 and "Part II - Other Information - Item 1 - Legal Proceedings" of this report for a discussion of legal proceedings.

4.  Net Income (Loss) per Share

Net income (loss) per share represents net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereinafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net income (loss) per share is calculated by dividing net income (loss) during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period.

Common stock equivalents of approximately 332,000 were not included in the computation of diluted income per share for the three months ended September 30, 2004 as such inclusion is anti-dilutive. Common stock equivalents of approximately 2.2 million shares for the nine months ended September 30, 2004 and 2.1 million shares for the three and nine months ended September 30, 2003 were not included in the computation of diluted loss per share because such inclusion is anti-dilutive.

5.  Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets”. The Company’s intangible assets, which consist primarily of purchased patents and trademarks with a gross carrying value of $8.9 million as of September 30, 2004 and 2003 and accumulated amortization of $3.9 million and $2.7 million as of September 30, 2004 and 2003, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 3.6 years.

Aggregate amortization expense on intangible assets was approximately $277,000 and $277,000 for the quarter ended September 30, 2004 and 2003, respectively. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2004 AND 2003 IS UNAUDITED)

6. Comprehensive Loss

The following table provides the data required to calculate comprehensive income (loss) (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$660	$(1,741)	$(6,188)	$(6,653)
Unrealized gain (loss) on investments	34	(254)	(431)	(420)
Comprehensive income (loss)	694	(1,995)	(6,619)	(7,073)

8.    Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the financial position or the results of operation of the Company.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In December 2003, FASB issued SFAS No. 132 (revised 2003), “Employers Disclosures about Pension and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106” (“Statement 132R”). Statement 132R amends the employers’ disclosures about pension plans and other postretirement benefit plans. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In October 2004, the FASB concluded on SFAS No. 123R (“Statement 123R”), “Shared-Based Payment”. Statement 123R, which is expected to be issued in the fourth quarter of 2004, would eliminate the ability to account for shared-based compensation transactions using APB 25 and generally would require instead such transactions be accounted for using a fair value based method. Statement 123R also requires that tax benefits associated with these share based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. Statement 123R becomes effective for interim or annual periods beginning after June 15, 2005. The Company would be required to apply Statement 123R beginning July 1, 2005. Statement 123R offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use. However, the Company’s net income will be reduced as a result of the adoption of Statement 123R.

9.  Return of Capital

In January 2004, the Board of Directors declared a return of capital cash dividend of $1.75 per share to shareholders of record as of the close of business on February 9, 2004, which was paid on February 23, 2004. Based on 45,045,514 (22,522,757 shares after the 1:2 reverse split in May 2004) common shares outstanding, less treasury stock of approximately 648,000 (324,000 shares after the 1:2 reverse split) on the date of record, February 9, 2004, the total cash dividend was approximately $78 million. See Note 10.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2004 AND 2003 IS UNAUDITED)

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

10. Reverse Split

In January 2004, the Board of Directors authorized a reverse stock split proposal of the Company’s common stock, which was approved by the shareholders at the annual meeting on April 23, 2004. The Board of Directors was given the authority by the shareholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by the Board of Directors at the time it elected to effect the split. The par value of the Company’s common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively. In April 2004, following shareholder approval, the Board of Directors authorized a reverse stock split of the Company’s common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every 2 shares of the Company’s common stock were combined into one share. The Company paid cash in lieu of fractional shares.

11. Litigation Settlement

In July 2004, the Company entered into an agreement with eBay Inc. (“eBay”) to settle litigation filed by the Company in June 2003. Under this agreement, eBay paid the Company a one-time amount of approximately $1.4 million recognized in the accompanying statement of operations as other income. In addition, the Company also recognized the related litigation expenses related to the eBay matter that was contingent upon the outcome of the settlement in the amount of $1.4 million as a component of general and administrative expenses. Furthermore, eBay agreed to a three year licensing agreement for the use of software and intellectual property owned by Stamps.com.

12. Subsequent Event

On October 22, 2004 Kara Technology Incorporated filed suit against the Company in the United States District Court for the Southern District of New York, alleging, among other claims, that the Company infringed certain Kara Technology patents and that the Company misappropriated trade secrets owned by Kara Technology, most particularly with respect to the Company's NetStamps feature.. Kara Technology seeks an injunction, unspecified damages, and attorneys' fees. The Company disputes Kara Technology's claims and intends to defend the lawsuit vigorously.

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

Stamps.com, NetStamps, Hidden Postage, PhotoStamps, Stamps.com Internet postage and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

Overview

Stamps.com Inc. (“Stamps.com”, “we”, “us” or “our”) is the leading provider of Internet-based postage solutions. Our core service allows customers to buy and print United States Postal Service (“US Postal Service” or “USPS”) approved postage using a PC, an ordinary inkjet or laser printer and an Internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations individuals. Stamps.com was approved by the USPS as a licensed vendor to offer PC Postage in August 1999 and we launched our service in October 1999.

Internet Postage Services

We offer an Internet Postage service targeted at consumers, home offices and small businesses. Service fee revenue for our offering is generated from a monthly fee that we charge our customers under various pricing plans. The two main pricing plans are the Simple Plan and the Power Plan. Under the Simple Plan, a user purchases and prints postage at face value for a monthly convenience fee of 10% of the value of postage printed with a monthly minimum of $4.49. During the first half of 2004, we discontinued offering the Simple Plan to new customers. Under the Power Plan, a customer may purchase and print unlimited postage at face value, for a flat monthly fee that is typically $15.99, but may be as high as $19.95 depending on the offer that was made to the customer. We ended the third quarter of 2004 with approximately 338,000 registered customers, up from approximately 320,000 at the end of the second quarter of 2004 and up from approximately 314,000 customers at the end of the third quarter of 2003. Each of our registered customers has a Stamps.com postal meter license which is issued by the USPS. The increase in customers during the third quarter was primarily due to a continued increase in customer acquisition through our marketing efforts. During the third quarter of 2004, we successfully billed approximately 264,000 unique registered customers for their monthly convenience fees, up from approximately 258,000 during the second quarter of 2004 and up from approximately 216,000 during the third quarter of 2003.

Recent Developments

In October 2003, we launched Stamps.com Version 3.5 with improved integration of our online postage technology with Microsoft’s widely-used Office System 2003 software. For example, Stamps.com customers who print envelopes using Microsoft Word 2003 are offered the option of checking a box to add electronic postage. When they do so, they will be able to print the address and postage on the envelope in a seamless one step process powered by Stamps.com, all without leaving the familiar Word interface. Users of Microsoft Office System 2003 also benefit from features provided by our service such as the ability to add graphics or company logos to a mail piece for a personalized or professional look; keeping track of postage use through reports and accounting codes; minimizing undeliverable mail through automatic address correction and verification; and automatic calculation of postage rates based on mail class and weight of mail piece.

In October 2003, we also launched our Stamps.com Insurance offering as part of Stamps.com Version 3.5. This feature allows users to insure their packages in a fully integrated online process. Stamps.com Insurance is provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund.

In October 2003, we completed a study to understand the status of our net operating losses (NOL or NOLs). Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under the complicated IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of October 2004 we are currently 30% below the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our investors contact us prior to allowing their ownership interest to reach a five-percent level.

In December 2003, we reached a settlement in all patent infringement litigation with Pitney Bowes. The settlement included a five-year patent cross-licensing agreement. In addition, there will be no material financial payment between the companies.

In January 2004, our Board of Directors declared a return of capital cash dividend of $1.75 per share to shareholders of record as of the close of business on February 9, 2004, which was paid on February 23, 2004. Based on 45,045,514 (22,522,757 shares after the 1:2 reverse split in May 2004) common shares outstanding, less treasury stock of approximately 648,000 (324,000 shares after the 1:2 reverse split) on the date of record, February 9, 2004, the total cash dividend paid to stockholders was approximately $78 million.

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

In January 2004, our Board of Directors authorized a reverse stock split proposal of our common stock, which was approved by our shareholders at our annual meeting on April 23, 2004. Our Board of Directors was given the authority by the shareholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by our Board of Directors at the time they elected to effect the split.

In April 2004, following shareholder approval, our Board of Directors authorized a reverse stock split of our common stock with a ratio of one-for-two (1:2), effective for all shares outstanding on May 12, 2004. As a result, every 2 shares of our common stock were combined into one share. The par value of our common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively. We paid cash in lieu of fractional shares based on the market price on the effective date of the split.

In May 2004, we launched Stamps.com Version 4.0 providing customers with an improved experience for handling postage printing problems, improved usability of NetStamps™, the addition of email notification capabilities, and increased availability of Stamps.com Insurance.

In July 2004, we entered into an agreement with eBay Inc. (“eBay”) to settle litigation we filed against eBay in June 2003. Under this agreement, eBay paid us a one-time settlement of approximately $1.4 million recognized in the accompanying statement of operations as other income. In addition, we also recognized the related litigation expenses in the amount of $1.4 million as a component of general and administrative expenses. Furthermore, eBay agreed to a three year licensing agreement for the use of software and intellectual property owned by Stamps.com.

In July 2004, we received authorization from the US Postal Service to proceed with a limited market test of a new form of postage called PhotoStamps™ that couples the technology of PC Postage with the simplicity of a web-based image up load and order process to allow consumers and businesses to order fully customized postage. In September 2004, the USPS asked us to conclude our market test effective on October 1, 2004, to allow the USPS to conduct a review of the results of the test run. There is no assurance that we will receive final approval or receive authorization for further market tests from the USPS for this new form of postage. We concluded the market test with more than 130,000 total sheets, or 2.6 million individual PhotoStamps, ordered. Approximately 78,000 of the PhotoStamps sheets ordered during our market test shipped during the fiscal third quarter, with the remainder expected to ship during the fiscal fourth quarter.

On October 22, 2004 Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys' fees. We dispute Kara Technology's claims and intend to defend the lawsuit vigorously.

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

Service revenue is based on monthly convenience fees. Service revenue is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Retail items, including PhotStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Licensing revenue is recognized ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

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

Internet advertising. We recognized expense based on the specifics of the individual agreements. Under partner and affiliate agreements, third parties refer prospects to our web site and we pay the third parties when the customer completes the customer registration process, or in some cases, upon the first successful billing of a customer. We record these expenses on a monthly basis as prospects are successfully converted to customers.

Intangibles. We make an assessment of the estimated useful lives of our patents and other amortizable intangibles. These estimates are made using various assumptions that are subjective in nature and could change as economic and competitive conditions change. If events were to occur that would cause our assumptions to change, the amounts recorded as amortization would be adjusted.

Contingencies and Litigation. We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimatable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates. Refer "Part II - Other Information - Item 1 - Legal Proceedings" of this report for a discussion of legal proceedings.

Results of Operations

During the third quarter of 2004, we experienced strong revenue growth both in service fee subscription and online store revenue with an all-time high of $10.7 million of total quarterly revenue. Furthermore, we also concluded the market test of our new form of postage called Photostamps. We continued to see positive trends on usage of our service during the third quarter of 2004. Total postage printed using our service was up 48% compared to the same quarter in 2003. We continued to attract a significant number of new customers from online advertising and direct mail, our primary marketing channels. Gross customers acquired were approximately 60,000 during the third quarter of 2004, up from approximately 37,000 during the third quarter of 2003.

During the third quarter of 2004, we increased our marketing spend on existing programs. We also spent approximately $300,000 on incremental marketing related to PhotoStamps.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total Revenues
Service	67%	84%	75%	85%
Photostamps	13%	-	5%	-
Product and other	20%	16%	20%	15%
Total revenues	100%	100%	100%	100%
Cost of revenues
Service	19%	36%	26%	33%
Photostamps	8%	-	3%	-
Product and other	5%	6%	6%	5%
Total cost of revenues	32%	42%	35%	38%
Gross profit	68%	58%	65%	62%
Operating expenses:
Sales and marketing	31%	33%	34%	26%
Research and development	12%	22%	19%	24%
General and administrative	35%	48%	41%	71%
Restructuring and writedown charges	-	-	-	2%
Total operating expenses	78%	103%	94%	123%
Loss from operations	(10)%	(45)%	(29)%	(61)%
Other income (loss):
Other income	13%	-	5%	-
Interest income	5%	12%	5%	17%
Loss on disposal of assets	-	-	(4)%	-
Net income (loss)	8%	(33)%	(23)%	(44)%

Revenue. Revenue was derived primarily from three sources: (1) service fees charged to customers for use of our internet postage service; (2) PhotoStamps revenue from the direct sale of PhotoStamps; and (3) product sales and other revenue, consisting of online store revenue from the direct sale of consumables and supplies, advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our parcel insurance offering, and licensing revenue. Revenue increased from $5.3 million to $10.7 million, or 101%, for the three months ended September 30, 2003 and 2004, respectively. Revenue increased from $14.8 million to $26.4 million, or 78%, for the nine months ended September 30, 2003 and 2004, respectively.

Service fee revenue increased from $4.4 million for the three months ended September 30, 2003, to $7.1 million for the three months ended September 30, 2004, an increase of 61%. Service fee revenue increased from $12.6 million for the nine months ended September 30, 2003, to $19.7 million for the nine months ended September 30, 2004, an increase of 56%. The increase in service fee revenue is primarily due to the increase in the size of the customer base. Furthermore, during the third quarter of 2004, our customer base included a greater percentage of Power Plan customers than in previous periods, which resulted in higher service fee revenues per customer. As of September 30, 2004, Power Plan customers accounted for 45% of total registered customers as compared to 25% at the end of September 30, 2003. We expect our service fee revenue to again increase in future periods as we add to our customer base, particularly as we increase the size of our Power Plan customer base.

PhotoStamps revenue was approximately $1.4 million for the three and nine months ended September 30, 2004; we had no PhotoStamps revenue for the three and nine months ended September 30, 2003. In July 2004, we received authorization from the US Postal Service to proceed with a limited market test of a new form of postage called PhotoStamps™ that couples the technology of PC Postage with the simplicity of a web-based image up load and order process to allow consumers and businesses to order fully customized postage. In September 2004, the USPS asked us to conclude our market test effective on October 1, 2004, to allow the USPS to conduct a review of the results of the test run. There is no assurance that we will receive final approval or receive authorization for further market tests from the USPS for this new form of postage. We concluded the market test with more than 130,000 total sheets, or 2.6 million individual PhotoStamps, ordered. Approximately 78,000 of the PhotoStamps sheets shipped during the fiscal third quarter, with the remainder expected to ship during the fiscal fourth quarter. We expect to recognize revenue in the fourth quarter of 2004 for orders received prior to, but not yet shipped as of September 30, 2004 to be approximately $900,000.

Product sales and other revenue increased from $834,000 for the three months ended September 30, 2003, to $2.2 million for the three months ended September 30, 2004, an increase of 161%. Product sales and other revenue increased from $2.3 million for the nine months ended September 30, 2003, to $5.3 million for the nine months ended September 30, 2004, an increase of 134%. The increase is primarily due to the expansion of our consumable and supplies sales through our online store and a new licensing revenue stream which was approximately $450,000, in the third quarter of 2004. We expanded the number of available products from eight stock keeping units (“skus”) in the third quarter of 2003 to approximately seventy five skus in the third quarter of 2004, including specialty NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, digital scales, and printer cartridges, among other items. In addition, in October 2003, we introduced our parcel insurance offering provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund. We expect product sales and other revenue to continue to increase as we add additional skus to our online store, and as we market the use of our insurance offering to our existing and new customers.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our online store and the related costs of shipping and handling. Cost of revenue increased from $2.2 million to $3.5 million, or 58%, for the three months ended September 30, 2003 and 2004, respectively. Cost of revenue increased from $5.7 million to $9.4 million, or 64%, for the nine months ended September 30, 2003 and 2004, respectively.

Cost of service revenue increased from $1.9 million for the three months ended September 30, 2003, to $2.1 million for the three months ended September 30, 2004, an increase of 9%. Cost of service revenue increased from $5.0 million for the nine months ended September 30, 2003, to $7.0 million for the nine months ended September 30, 2004, an increase of 41%. The increase is primarily due to the increase in credit card processing fees and customer support costs as a result of our larger customer base. Promotional expense decreased by approximately $109,000 from the three months ended September 30, 2003 to the three months ended September 30, 2004. Promotional expense decreased during the third quarter of 2004 due to a lower redemption rate of free postage and scales coupons during this period. Promotional expense increased by approximately $517,000 from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 because our customer base increased during this period thus resulting in additional promotional expense.

Promotional expense typically involves offering free postage and a free digital scale to new customers. Such promotional expense was approximately $844,000 and $735,000 for the three months ended September 30, 2003 and 2004, respectively. Promotional expense was approximately $2.0 million and $2.5 million for the nine months ended September 30, 2003 and 2004, respectively. Promotional expenses, which represent a significant portion of total cost of service revenue, are expensed in the period when a customer is acquired. However, the revenue associated with the acquired customer is earned over the customers’ lifetime. Therefore, promotional expenses for newly acquired customers may be higher than the revenue earned from those customers in that period. For this reason, the cost of service revenue increases may not correlate to the increases in service revenue for the same period. We expect the cost of service revenue to increase in future periods if we acquire a greater number of customers thus resulting in a larger corresponding promotional expense.

Cost of PhotoStamps revenue was approximately $845,000 for the three and nine months ended September 30, 2004; there was no cost of PhotoStamps revenue for the three and nine months ended September 30, 2003. Cost of PhotoStamps revenue includes the face value of the postage, credit card processing fees, customer support operations costs, and costs associated with printing and fulfilling the PhotoStamps product.

Cost of product sales and other revenue increased from $302,000 for the three months ended September 30, 2003, to $563,000 for the three months ended September 30, 2004, an increase of 86%. Cost of product sales and other revenue increased from $778,000 for the nine months ended September 30, 2003, to $1.6 million for the nine months ended September 30, 2004, an increase of 100%. The increase is primarily due to the expansion of available products offered through our online store. We expect the cost of product sales and other revenue to increase in future periods as we continue to market and add additional skus to our online store.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense increased from $1.7 million for the three months ended September 30, 2003, to $3.3 million for the three months ended September 30, 2004, an increase of 92%. Sales and marketing expense increased from $3.9 million for the nine months ended September 30, 2003, to $9.1 million for the nine months ended September 30, 2004, an increase of 134%. In the second half of 2003, we began increasing our marketing activities as we transitioned from a phase in 2002 and the first half of 2003 when we were primarily forcused on making product enhancements and spending lower amounts of marketing dollars on testing marketing channels and initiatives. During the second and third quarter of 2004, we focused our acquisition efforts on existing programs as well as new marketing channels. Ongoing marketing programs include the following: web partnerships; software and hardware-based partnerships; retail partnerships; customer referral programs; customer remarketing efforts; direct mail; and online advertising. During the third quarter of 2004 we spent approximately $300,000 on incremental marketing related to PhotoStamps; this spend related to PhotoStamps was included in the aforementioned third quarter sales and marketing figures. Furthermore, during the first quarter of 2004, we incurred a charge to sales and marketing of approximately $328,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2003 and we do not currently anticipate any similar charge in the future. We currently expect sales and marketing expenses to remain at similar levels in the upcoming quarter.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense increased from $1.2 million for the three months ended September 30, 2003, to $1.3 million for the three months ended September 30, 2004, an increase of 11%. Research and development expense increased from $3.6 million for the nine months ended September 30, 2003, to $5.0 million for the nine months ended September 30, 2004, an increase of 40%. This increase is primarily due to the increase in our headcount as we focused on new products and the improvement of existing products. In addition, during the first quarter of 2004, we incurred a charge of approximately $900,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by research and development personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2003 and we do not currently anticipate any similar charge in the future. We currently expect research and development expenses to remain at similar levels in the upcoming quarter.

General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expense increased from $2.6 million for the three months ended September 30, 2003, to $3.7 million for the three months ended September 30, 2004, an increase of 46%. General and administrative expense increased from $10.5 million for the nine months ended September 30, 2003, to $10.7 million for the nine months ended September 30, 2004, and increase of 2%. The increase during the third quarter of 2004 is primarily due to legal expenses relating to a legal settlement, which was approximately $1.4 million. In addition, during the first quarter of 2004, we incurred a charge of approximately $1.6 million relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by general and administrative personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. Without the charge, general and administrative expenses would have decreased from $10.5 million for the nine months ended September 30, 2003, to $9.1 million for the nine months ended September 30, 2004, a decrease of 15%. This decrease is primarily due to a reduction in legal fees and a reduction in depreciation costs for fixed assets. We currently expect general and administrative expenses to remain in the range of $2.0 million to $2.5 million in the following quarter.

Other Income (Loss). Other income (loss), net consists of interest income from cash equivalents and short-term and long-term investments, other loss from the disposal of capitalized assets that are no longer in use, and income relating to a legal settlement in the amount of $1.4 million. Other income (loss), net increased from $651,000 for the three months ended September 30, 2003, to $1.9 million for the three months ended September 30, 2004, an increase of 185%. Other income (loss), net decreased from $2.5 million for the nine months ended September 30, 2003, to $1.6 million for the nine months ended September 30, 2004, a decrease of 35%. The increase for the three month period is primarily due to the one-time income relating to the legal settlement. The decrease for the nine month period is mainly attributable to lower interest income due to lower invested balances in cash and equivalents and short-term and long-term investments as a result of our return of capital cash dividend of approximately $78 million in February 2004. In addition, we recognized expenses of approximately $987,000 related to the write-off of certain capitalized assets that are no longer in use.

Liquidity and Capital Resources

As of September 30, 2004, we had approximately $85.2 million in cash and equivalents, restricted cash, and short-term and long-term investments. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through March 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at September 30, 2004 (in thousands):

Operating
Three months ending December 31, 2004	$139
Years ended:
2005	569
2006	590
2007	694
2008	751
Thereafter	920
$3,663

In July 2004, the Board authorized a fifth stock repurchase program for a new 12 month period, superseding previous authorizations. During the previous repurchase programs, we repurchased approximately 6.3 million shares, a reduction of over 12% of our shares outstanding from April 2002. We will consider repurchasing shares of common stock throughout our current 12 month program by evaluating such factors as the price of our stock, the daily trading volume and the availability of large blocks of stock and any additional constraints because of material inside information we may possess.

In January 2004, our Board of Directors declared a return of capital cash dividend of $1.75 per share, to shareholders of record as of the close of business on February 9, 2004, which was paid on February 23, 2004. Based on 45,045,514 (22,522,757 shares after the 1:2 reverse split in May 2004) common shares outstanding, less treasury stock of approximately 648,000 (324,000 shares after the 1:2 reverse split) on the date of record, February 9, 2004, the total cash dividend was approximately $78 million.

Net cash provided by operating activities was $430,000 for the nine months ended September 30, 2004. Net cash used in operating activities was $3.9 million for the nine months ended September 30, 2003. The decrease in net cash used in operating activities resulted primarily from the decrease in legal expenditures.

Net cash provided by investing activities was $61.8 million for the nine months ended September 30, 2004. Net cash used by investing activities was $40.1 million for the nine months ended September 30, 2003. The decrease in net cash used in investing activities resulted primarily from the sale of investments to fund the return of capital cash dividend.

Net cash used in financing activities was $76.1 million and $2.0 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in net cash used in financing activities resulted primarily from the return of capital cash dividend paid in February 2004.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for the foreseeable future.

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

Our future profitability will depend on our ability to successfully implement our strategy of increasing the adoption of our service. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as:

•	The costs of our marketing programs to establish and promote the Stamps.com brands;

•	The demand for our service;

•	Our ability to develop and maintain strategic distribution relationships;

•	The number, timing and significance of new products or services introduced by us and by our competitors;

•	Our ability to develop, market and introduce new and enhanced services on a timely basis;

•	The level of service and price competition;

•	Our operating expenses;

•	US Postal Service regulation and policies relating to PC Postage;

•	General economic factors.

We have a history of losses and we may incur losses in the future which may reduce the trading price of our common stock.

We have experienced significant net losses since our inception and we may experience net losses in the future. Although we realized net income of approximately $660,000 during the quarter ended September 30, 2004, we cannot be certain that we will be able to sustain or increase such profitability.

We implemented pricing plans that may adversely affect our future revenues and margins.

Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. In order to attract customers in the future, we may run special promotions and offers such as free discounts on fees, postage and supplies, or other promotions. We cannot be sure that customers will be receptive to future fee structures and special promotions that we may implement. Even though we have established a sizeable base of users, we still may not generate sufficient gross margins to remain profitable. In addition, our ability to generate revenues or sustain profitability could be adversely affected by the special promotions or additional changes to our pricing plans.

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

We must minimize the rate of loss of existing customers while adding new customers. Customers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the costs for service are too high or other issues are not satisfactorily resolved. We must continually add new customers both to replace customers who cancel and to continue to grow our business beyond our current customer base. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of customers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these customers with new customers.

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

Our services must meet the commercial demands of our customers, which include home businesses, small businesses, corporations and individuals. We cannot be sure that our services will appeal to or be adopted by a wide range of customers. Moreover, our ability to obtain and retain customers depends, in part, on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we fail to meet the demands of our customers our results of operations will be adversely affected.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 45 issued US patents, 77 pending US patent applications, 12 international patents and 19 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 276 days at September 30, 2004. Our cash equivalents and investments, net of restricted cash, approximated $85 million and had a related weighted average interest rate of approximately 2.55%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 22, 2004 Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys' fees. We dispute Kara Technology's claims and intend to defend the lawsuit vigorously.

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

(b) Reports on Form 8-K

On July 16, 2004, the Company filed a current report on Form 8-K reporting that it had issued a press release dated July 14, 2004, setting forth the details of a settlement and license agreement between Stamps.com and eBay Inc. and attaching as an exhibit and agreement dated July 14, 2004 between Stamps.com and eBay Inc.

On July 23, 2004, the Company filed a current report on Form 8-K reporting that it had issued a press release setting forth its financial results for the three months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC. (Registrant)

November 8, 2004	By: /s/ KEN MCBRIDE
Ken McBride Chief Executive Officer

November 8, 2004	By: /s/ KYLE HUEBNER
Kyle Huebner Chief Financial Officer

November 8, 2004	By: /s/ JAMES A. HARPER
James A. Harper Chief Accounting Officer

