Form 10-K
period 2004-12-31
STAMPS.COM INC
filed 2005-03-11
CIK 1082923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-26427

Stamps.com Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0454966
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12959 Coral Tree Place

Los Angeles, California 90066

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (310) 482-5800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange
Common Stock, $.001 par value	The Nasdaq National Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2004, the approximate aggregate market value of voting common stock held by non-affiliates of the Registrant was $229,990,012 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The Nasdaq National Market System on that date). As of June 30, 2004, there were approximately 22,570,168 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 25, 2005, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED December 31, 2004

TABLE OF CONTENTS

Page

PART I.

ITEM 1.

BUSINESS

ITEM 2.

PROPERTIES

ITEM 3.

LEGAL PROCEEDINGS

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II.

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ITEM 6.

SELECTED FINANCIAL DATA

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.

CONTROLS AND PROCEDURES

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.

EXECUTIVE COMPENSATION

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

i

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. We cannot assure you that the expectations of future events will prove to be correct. Some of the factors that could cause actual results to differ materially from those expectations are disclosed in this document including, without limitation, in the “Risk Factors” section of this report. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by this cautionary statement and you should not place undue reliance on any forward-looking statement. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe factors which affect our business, including the “Risk Factors”. Stamps.com registration filings pursuant to the Securities Exchange Act of 1934 are available via the company website at www.stamps.com.

Stamps.com, NetStamps, Stamps.com Internet Postage, and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

PART I.

ITEM 1.

BUSINESS

Overview

Stamps.com provides easy, convenient and cost-effective Internet based services for mailing or shipping letters, packages or parcels anywhere in the United States and at anytime. Our mailing and shipping service is designed to allow individual consumers, home offices or small businesses to print US postage or shipping labels using any PC, any ordinary inkjet or laser printer, and an Internet connection. Based on current information available from the US Postal Service, we believe that we have over 85% of the total PC Postage subscription customers.

Stamps.com Inc. (the “Company” or “Stamps.com”) was founded in September 1996 to investigate the feasibility of entering into the US Postal Service’s Information Based Indicia Program and initiate the certification process for our PC Postage service. In January 1998, we were incorporated in Delaware as StampMaster, Inc. and changed our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999 and our common stock is listed on the Nasdaq stock market under the symbol “STMP.”

The principal executive offices are located at 12959 Coral Tree Place, Los Angeles, California, 90066, and the telephone number is (310) 482-5800.

Mission and Business Strategy

Stamps.com was founded with the mission to allow anyone to print valid U.S. postage using just a personal computer, an ordinary printer, and an internet connection. In August 1999, Stamps.com became the first company approved by the US Postal Service to utilize a software-only business model under the US Postal Service’s PC Postage® program. Today, Stamps.com provides its PC Postage service to over 350,000 registered customers that include small businesses, large businesses, home offices, and consumers. The Company’s core business strategy includes the following focus areas. First, the Company plans to continue to grow its PC Postage customer base through cost effective marketing to small businesses, home offices, and larger businesses. Second, the Company plans to continue its role as a technology leader in order to bring new products and new innovations to its customers. Past Company innovations include the software-only PC Postage model it introduced in 1999 and the feature NetStamps™ it introduced in 2002. Third, the Company plans to continue to broaden the services and products it offers to its customers which are synergistic with its core PC Postage service offering. Past examples of this strategy include the Stamps.com mailing and shipping supplies business line that was launched in 2002, and a branded insurance offering the Company introduced in 2003. Finally, the Company plans to add new products or services, based on its core technology, but that address new market segments or utilize new business models. An example of this strategy is the PhotoStamps™ business model that the Company tested under authorization of the US Postal Service during 2004.

Services and Products

We offer or have offered the following products and service to our customers:

•

Internet Postage Service. Our US Postal Service approved Internet Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes or labels using ordinary laser or inkjet printers. The service can be used for any class of mail except standard mail and periodicals, including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery (COD) and Restricted Delivery to their mail pieces. Our service requires no additional hardware—the user’s existing PC, printer and Internet connection are sufficient. Our software can be downloaded from the Internet or installed from a CD-ROM free of charge. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week from their PCs. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer to the US Postal Service. Customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 - $19.99 based on pricing and promotion. As of December 31, 2004 our customer base consisted of approximately 358,000 customers who have downloaded our software and registered for one of our service plans.

Stamps.com offers its customers three primary ways to print Internet Postage. First, NetStamps™ enables customers to print postage for any value and any mail class on NetStamps labels. NetStamps can be used just like regular stamps. Second, shipping labels allow customers to print postage for packages on plain 8.5” x 11” paper and add electronic Delivery Confirmation at discounted prices. Third, Stamps.com’s original online postage solution for mailing, which is typically printed directly on envelopes or on other types of mail or labels, in a single step process that saves time and provides a professional look. Our Internet Postage service also incorporates address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the U.S. In addition, our Internet Postage service has been designed to integrate well into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

•

PhotoStamps™. On August 10, 2004 the Company publicly launched a limited market test of PhotoStamps™, a new form of postage that allowed consumers to turn digital photos, designs or images into valid US postage. For the first time ever, people could create customized U.S. postage using pictures of their children, pets, vacations, celebrations and more. PhotoStamps is used as regular postage to send letters, postcards or packages. The product was available via our separate website at www.photostamps.com. Customers uploaded a digital photograph or image file, customized the look and feel by choosing one of ten different border colors to compliment the photos, selected the value of postage, and placed the order online. Each sheet included twenty individual PhotoStamps, and orders arrived via US Mail in a few business days. The limited market test ended September 30, 2004 and the test results are currently being reviewed by the US Postal Service.

•

Online Store. With the launch of NetStamps in July 2002, Stamps.com re-opened its own online store for selling NetStamps consumables direct to its customers. The Stamps.com store has since expanded to sell themed NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. Stamps.com plans to continue to increase the breadth of products offered in its online store, in order to enhance convenience for its customers.

•

Branded Insurance. The Stamps.com branded insurance offering allows users to insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any forms. Stamps.com also offers official US Postal Service insurance along side its branded insurance product. Stamps.com branded insurance is provided by Parcel Insurance Plan and underwritten by Fireman’s Fund.

Customer Value Proposition

We believe that customers use our service primarily to save time and to save money. Our service saves customers time in a number of ways. First, our service allows a customer to apply postage to letters or packages at home or at the office, avoiding the time that would ordinarily be spent traveling to the post office. Second, our service has the ability to generate mass mailings quickly and easily, in a single step process. Finally, our service saves customers time because of its ability to integrate seamlessly with most small business productivity applications such as word processors, financial applications and address books.

Our service saves customers money in many ways. First, the software automatically cleanses all addresses so postage is not wasted on undeliverable-as-addressed mail. Second, it avoids wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and distance to the destination. Third, the software provides the ability to track and control postage expenditures in a small office using cost codes. Fourth, customers using our service to ship packages with electronic Delivery or Signature Confirmation save approximately $0.40 - $0.50 per package compared to using comparable services at a retail post office. Finally, Stamps.com’s service fees are up to 80% less than the total cost of a traditional meter, where users must pay for monthly rental fees, postage purchase surcharges, expensive ink cartridges, and proprietary labels.

Customers also cite several other additional benefits in using our service, including the following examples. First, customers say that Stamps.com mail is more professional looking than stamped mail. Second, our service provides the ability to send US Postal Service packages with Hidden Postage™ which disguises the actual amount paid for postage—a useful feature for eCommerce companies who may not want the end customer to have actual shipping cost information. As a final example, our software can help a business reduce its customer support costs by automatically generating and sending package delivery status emails to its customers.

Marketing of Internet Postage

Our Internet Postage service is currently targeted primarily at small businesses and home offices. We have marketed, and plan to continue marketing, our Internet Postage service in several ways, including the following:

•

Web Partner Channel. In this channel, we work with strategic partners in order to leverage their web site traffic and customer base to distribute our Internet Postage software. These partnerships provide a link to our Internet Postage service from several different places on the web. For example, we have a partnership with Microsoft that makes our software available for download from the Office Update section of their website—a site that many small businesses visit in order to update their Microsoft Office products.

•

Software Partner Channel. In this channel we bundle a copy of our software or a marketing brochure with a partner’s software product, in order to cost effectively gain distribution to the partner’s existing or prospective customers. We currently have partnerships with companies who offer small business productivity software, financial software or Internet services, such as Elibrium, Peachtree, EarthLink, and others.

•

Hardware Partner Channel. In this channel, we make a copy of our software available along with a partner’s hardware device. We have partnerships with companies who offer printers that are used by small businesses, and label makers that can print Internet Postage. We currently have this type of partnership with Dymo and others.

•

Retail Partner Channel. In this channel, we make a copy of our free software or a marketing brochure available at a partners’ retail location. We currently have partnerships with companies who sell office supplies and computer equipment, such as Office Depot and CompUSA.

•

Online Advertising. In this channel, we partner with key players in the online marketing industry to advertise our service in various ways across the Internet. In June 2003 we launched our online media initiative and experienced continued success in 2004 using several online mediums.

•

Affiliate Channel. In this channel, we utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with Stamps.com. Our affiliate channel is currently managed by a third party. We offer financial incentives for these small businesses and individuals to drive traffic to our web site. We currently have approximately 2,500 affiliates in our program.

•

Direct Mail. In this channel we send direct mail pieces to prospective small business, small office, and home office customers. We purchase targeted prospect lists from third parties or obtain prospect lists from partners.

•

Remarketing. In this channel, we remarket our service to former customers. Our remarketing efforts are generally focused on the new features which may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers.

•

U.S. Postal Service Account Managers. In this channel, we work to utilize the nationwide U.S. Postal Service Account Manager network to market and sell our services to end customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls.

Competition

The following is a summary of our current direct competitors in the PC Postage industry:

Endicia.com Endicia.com is a small private US company that launched a software-based PC Postage service commercially in 2000. The company also sometimes goes by the names Envelope Manager Software, or PSI Inc. Based on data available in late 2004, we believe that Endicia.com has approximately 5% of all PC Postage subscription customers.

Pitney Bowes, Inc. Pitney Bowes is the current market leader in the U.S. traditional postage meter business, with approximately $5.0 billion in fiscal 2004 revenue. Pitney Bowes launched a software-based PC Postage product by the name of ClickStamp Online in April 2000. Based on data available in late 2004, we believe that ClickStamp Online has less than 10% of all PC Postage subscription customers. In addition, in the third quarter of 2004 Pitney Bowes appeared to discontinue marketing ClickStamp Online at a monthly fee of $4.99, and to begin marketing an entirely new PC Postage offering by the name of ShipStream for a monthly fee of $18.99. During 2004, Pitney Bowes also began offering an Internet-based service for printing a single label for use in shipping a package that does not require a monthly subscription fee.

We believe that customers choose Stamps.com’s Internet Postage service over that of other PC Postage competitors because of our more complete and sophisticated overall service offering. Some examples of this include the following: Stamps.com is currently the only PC Postage company that offers the ability to print postage that has no expiration date and no destination address and can be used just like postage stamp (our feature NetStamps); Stamps.com is the only PC Postage service that is tightly integrated into Microsoft Office for use with Office’s mailing capabilities such as mail merge or envelope printing; Stamps.com supports more address books than any other PC Postage service. Based on data available in late 2004, we believe that more than 85% of all PC Postage subscription customers are Stamps.com customers.

We also compete with traditional postage meters, such as those offered by Pitney Bowes. We believe that customers chose the Stamps.com Internet Postage service over traditional postage meters primarily to save money. Stamps.com’s service fees are up to 80% less than the total cost of a traditional meter, where users must pay for monthly rental fees, postage purchase surcharges, expensive ink cartridges, and proprietary labels. We also believe that Stamps.com’s Internet Postage service offers superior capabilities to postage meters in certain areas, such as the ability to integrate tightly with small business productivity applications, and the ability to easily monitor and track USPS packages.

We also compete with traditional methods of accessing U.S. postage, such as postage stamps, U.S. Postal Service retail locations, and U.S. Postal Service online services such as Click-N-Ship. All of these methods are typically available with no additional markup over the face value of postage. We believe that customers choose our service over these methods of accessing postage in order to save time, or because of the breadth of the services we offer.

Overall, we may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is particularly true with respect to competitors such as Pitney Bowes, which has greater financial, marketing, service, support, technical, and other resources than us. Failure to maintain a competitive position within the market could seriously harm our business, financial condition and results of operations. For further discussion of the competitive risks, see “Risk Factors—If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes, our revenues and operating results will suffer.”

Industry Overview

Growth of Internet Commerce

Stamps.com’s core mailing and shipping service is targeted primarily to U.S. small offices, home offices and small businesses. The small office, home office and small business market represent a large and growing customer segment. According to reports from IT market research firm IDC, there were a combined 44.7 million small businesses and home offices in the United States in 2004. For 2004, IDC estimated that small businesses with less than 100 employees numbered 8.2 million of which 77% had fewer than 10 employees. In addition, income generating home offices numbered 13.5 million and home offices used for corporate after-hours work or telecommuting numbered 23 million. In addition to the small office, home office and small businesses, consumers and corporations are also currently customers of Stamps.com’s service.

Traditional Postage Industry and the Emergence of PC Postage

According to the US Postal Service Annual Report, the total postage market was approximately $65 billion in 2004, of which approximately $45 billion was represented by mail classes other than standard mail and periodicals (which our Internet Postage service does not currently support). The US Postal Service processed over 206 billion pieces of mail during its fiscal year 2004. The US Postal Service has experienced public demand for more convenient access to US Postal Service products and services, and has faced strong competition from overnight delivery services and online transaction services. The US Postal Service also has historically experienced lost revenue owing to fraud committed using traditional postal meters.

In response to these challenges, in 1995 the US Postal Service announced the Information Based Indicia (IBI) program, its first new form of postage since the approval of the postage meter in 1920. The information based indicia was a new type of US Postal Service postage mark that contained an information rich two dimensional bar code. Each bar code is unique and contains technology that reduces the fraud risk to the US Postal Service. The Information Based Indicia Program is commonly referred to today as the PC Postage program.

The goals of the PC Postage Program were to enhance user convenience with a new access channel for postage that was available 24 hours a day, seven days a week, while also enhancing the inherent security of the postage to reduce postage fraud. All PC Postage products, including any subsequent enhancements or additional implementation of an existing product, must complete US Postal Service testing and evaluation to ensure operational reliability, financial integrity, and security, before becoming certified for commercial distribution. The IBI Program also aims to produce mail that is processed in a more automated manner in order to reduce US Postal Service costs.

We believe that the IBI Program has created an attractive alternative channel for the sale of postage, particularly to small offices, home offices and small businesses. We believe that our current customers have chosen our service over other forms of postage such as postage stamps or postage meters primarily to save time and to save costs.

The PC Postage Certification and Regulatory Approval Process

Our technology meets strict US government security standards. All US PC Postage products must complete extensive US Postal Service testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution. Each additional implementation of a particular product or function requires additional evaluation and approval by the US Postal Service prior to commercial distribution.

The US Postal Service certification process for PC Postage is a standardized, ten-stage process. Each stage requires US Postal Service review and authorization to proceed to the next stage of the certification process. The US Postal Service has no published timeline or estimated time to complete each of the ten stages of the program. The most significant stage is the ninth stage, which requires a vendor to complete three phases of beta testing.

The entire approval process for Stamps.com took approximately two and one half years. In March 1997, we submitted our letter of intent to join the Information Based Indicia Program. From March 1997 through August 1998, we progressed through the first eight stages of the US Postal Service certification process. On August 24, 1998, the US Postal Service announced that we were approved for beta testing and our PC Postage service became the first software-only postage solution approved by the US Postal Service for market testing. Between August 24, 1998 and August 9, 1999, we successfully completed the three-phase beta testing required by the US Postal Service’s certification process. On August 9, 1999, we became the first software-only PC Postage solution approved for commercial release by the US Postal Service.

Approval of follow-on technology also requires US Postal Service approval. On July 17, 2002, we successfully launched NetStamps™ and became the first provider of this technology. Approval for NetStamps™ followed years of development efforts, including a six-month beta field test. On November 29, 2002, we launched our Plain Paper Shipping feature after significant development efforts. In 2003, we improved our shipping features by adding Hidden Postage, Stamps.com package insurance, the ability to send shipment notifications emails with a tracking link, the ability to print shipping labels for Express Mail® and Bound Printed Matter, and support for additional USPS services such as Collect on Delivery (COD). Additionally, we enhanced the integration with Microsoft® Office System 2003.

In July 2004, we received authorization from the USPS to proceed with a limited market test of a new form of postage called PhotoStamps™ that coupled the technology of PC Postage with the simplicity of a web-based image upload and order process to allow consumers and businesses to order fully customized postage. In September 2004, the USPS asked us to conclude our market test effective on October 1, 2004, to allow the USPS to conduct a review of the limited market test results. We concluded the market test with more than 138,000 total sheets, or 2.8 million individual PhotoStamps™, ordered. As of the date of this report, the USPS continues to review the PhotoStamps™ test results. There is no assurance that we will receive final approval or receive authorization for further market tests for the new form of postage.

Our PC Postage Service Technology

Our servers are located in a high-security data center and operate with proprietary security software. These servers create the data used to generate information-based indicia. These servers also process postage purchases using secure technology that meets US Postal Service security requirements. Our service currently uses a Windows-based client application, which supports a variety of label and envelope options and a wide range of printers. In addition, our application employs an internally-developed user authentication mechanism for additional security.

Our transaction processing servers are a combination of secure, commercially available and internally-developed technologies that are designed to provide secure and reliable transactions. Our system implements hardware to meet government standards for security and data integrity. The performance and scalability of our Internet Postage system is designed to allow many users to simultaneously process postage transactions through our system. Our database servers are designed and built with industry-leading database technologies and are scalable as needed.

Recent Developments

During 2004, Stamps.com focused on improving its core product software features and launching new products to generate incremental revenue from its core customer base. With the new software features we have continued to strengthen our recurring revenue stream by increasing its customer base and attracting new customer segments. With the new product offers we have been able to capture incremental revenue from our existing customer base while increasing customer efficiency and decreasing customer costs. Additionally, we reported our first ever profitable quarter in the third quarter of 2004.

In January 2004, we effectively discontinued the Simple Plan price point for all new customer acquisition. Legacy Simple Plan customers were not affected. Simple Plan pricing consisted of 10% of the postage printed with a minimum charge of $4.49. Power Plan customers are charged $15.99 for unlimited printing of postage and access to premium features. As we evaluated offering Power Plan only across all marketing channels, it became clear that customer acquisition would not be negatively impacted by such a pricing change.

Also in January, our Board of Directors declared a return of capital cash dividend of $1.75 per share to shareholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. The total cash dividend was approximately $78 million. As a result of this cash distribution, the exercise price of all active employee stock options prior to the ex-dividend date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (“FMV”) of the stock immediately prior to the ex-dividend date received a strike price reduction equal to the cash distribution, or $1.75 per share. For outstanding options with a strike price below the FMV immediately prior to the ex-dividend date, the reduction was such that the aggregate intrinsic value of the options was not increased, and the ratio of exercise price to market price per share was not reduced. This re-pricing resulted in a loss of value for some employee stock options. As a result, we recognized approximately $3.1 million of compensation expense during the first quarter of 2004 related to compensation paid to employees for the lost value in employee stock options.

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

In April 2004, following stockholder approval at the April 23 annual meeting, the Board of Directors authorized a reverse stock split of our common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every two shares of our common stock were combined into one share.

In May 2004, we launched Stamps.com Version 4.0 providing customers with an improved experience for handling postage printing problems, improved usability of NetStamps™, the addition of email notification capabilities, and increased availability of Stamps.com Insurance.

In July 2004, we entered into an agreement with eBay Inc. (“eBay”) to settle litigation filed by Stamps.com in June 2003. Under this agreement, eBay paid us a one-time settlement amount of approximately $1.4 million. In addition, we recognized related litigation expenses in the amount of $1.4 million as a component of general and administrative expenses. Furthermore, eBay agreed to a three year licensing agreement for the use of software and intellectual property owned by Stamps.com.

In July 2004, we received authorization from the USPS to proceed with a limited market test of a new form of postage called PhotoStamps™ that couple the technology of PC Postage with the simplicity of a web-based image upload and order process to allow consumers and businesses to order fully customized postage. In September 2004, the USPS asked us to conclude our market test effective on October 1, 2004, to allow the USPS to conduct a review of the limited market test results. We concluded the market test with more than 138,000 total sheets, or 2.8 million individual PhotoStamps™, ordered. As of the date of this report, the USPS continues to review the PhotoStamps™ test results. There is no assurance that we will receive final approval or receive authorization for further market tests for the new form of postage.

On October 22, 2004 Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. We dispute Kara Technology’s claims and intend to defend the lawsuit vigorously.

On December 30, 2004 VCode Holdings, Inc. and VData LLC filed suit against us, as well as Adidas-Salomon AG, Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific Corp. and Hitachi Global Storage Technologies (Thailand), Ltd., in the United States District Court for the District of Minnesota. The complaint alleges infringement of a patent allegedly covering use of data matrices and seeks an injunction, unspecified damages, and attorneys’ fees. We dispute the plaintiffs’ claims and intend to defend the lawsuit vigorously.

On January 31, 2005, Craig Ogg, our VP of R&D, resigned from the Company in order to pursue other endeavors. Immediately following that event, JP Leon, our VP of Advanced Technology, assumed the leadership role for the R&D team.

Employees

As of December 31, 2004 we had 120 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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

•

Our operating expenses;

•

US Postal Service regulation and policies relating to PC Postage; and

•

General economic factors.

We have a history of losses and we may incur losses in the future which may reduce the trading price of our common stock.

We have experienced significant net losses since our inception and we may experience net losses in the future. We incurred net losses of $4.7 million for the year ended December 31, 2004, though we realized net income of $1.5 million during the quarter ended December 31, 2004. Although we achieved profitability during the last two fiscal quarters of 2004, we cannot be certain that we will be able to sustain or increase such profitability in the future.

We implemented pricing plans that may adversely affect our future revenues and margins.

Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. In order to attract customers in the future, we may run special promotions and offers such as free discounts on fees, postage and supplies, and other promotions. We cannot be sure that customers will be receptive to future fee structures and special promotions that we may implement. Even though we have established a sizeable base of users, we still may not generate sufficient gross margins to remain profitable. In addition, our ability to generate revenues or sustain profitability could be adversely affected by the special promotions or additional changes to our pricing plans.

Personnel changes may interfere with our operations.

On January 31, 2005, Craig Ogg, our VP of R&D, resigned from the Company in order to pursue other endeavors. Immediately following that event, JP Leon, our VP of Advanced Technology, assumed the leadership role for the R&D team. Changes in the direction of, or delays in, our software development could harm our business, financial condition and results of operations.

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

The success of our business will depend upon the continued acceptance by customers of our services.

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

Our services must meet the commercial demands of our customers, which include home businesses, small businesses, corporations and individuals. We cannot be sure that our services will appeal to or be adopted by an ever-growing range of customers. Moreover, our ability to obtain and retain customers depends, in part, on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we fail to meet the demands of our customers our results of operations will be adversely affected.

A failure to further develop and upgrade our services could adversely affect our business.

Any delays or failures in developing our services, including upgrades of current services, may have a harmful impact on our results of operations. The need to extend our core technologies into new features and services and to anticipate or respond to technological changes could affect our ability to develop these services and features.

Delays in features or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect these delays or the introduction of new features or upgrades will have on our revenue or results of operations.

Third party assertions of violations of their intellectual property rights could adversely affect our business.

Substantial litigation regarding intellectual property rights exists in our industry. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. We may become increasingly aware of, or we may increasingly receive correspondence claiming, potential infringement of other parties’ intellectual property rights. We are currently a defendant in two such cases filed in the fourth quarter of 2004. We could incur significant costs and diversion of management time and resources to defend claims against us regardless of their validity. Any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation in which we are accused of infringement might cause product development delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed or fail. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business.

A failure to protect our own intellectual property could harm our competitive position.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 45 issued US patents, 78 pending US patent applications, 12 international patents and 19 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

Risks Related to Our Industry

US Postal Service regulations and fee assessments may cause disruptions or discontinuance of our business, may increase the cost of our service and may affect the adoption of PC Postage as a method of mailing and shipping.

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

The PC Postage segment of the market for postage is relatively new and is competitive. At present, Pitney Bowes and Endicia.com are authorized PC Postage providers with commercially available software. If any more providers become authorized, or if Pitney Bowes or Endicia.com provide enhanced offerings, our operations could be adversely impacted. We also compete with other forms of postage, including traditional postage meters, provided by companies such as Pitney Bowes, postage stamps and permit mail.

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

Under the complicated rules of Internal Revenue Code (IRC) Section 382, a change in ownership can occur whenever there is a shift in ownership by more than 50 percent by one or more five-percent shareholders within a three-year period. If a change of ownership is triggered, the NOLs may be impaired, which could harm stockholder value.

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

Our stock price is volatile

The price at which our common stock has traded since our initial public offering in June 1999 has fluctuated significantly. The price may continue to be volatile due to a number of factors, including the following, some of which are beyond our control: variations in our operating results, variations between our actual operating results and the expectations of securities analysts, investors and the financial community, announcements of developments affecting our business, systems or expansion plans by us or others, and market volatility in general.

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

ITEM 2.

PROPERTIES

Our corporate headquarters are located in a 36,000 square foot facility in Los Angeles, California under a lease expiring in March, 2010. We believe that our existing facility is suitable and adequate for our present purposes, and that such facility is substantially being utilized or we have plans to utilize it.

ITEM 3.

LEGAL PROCEEDINGS

On December 30, 2004 VCode Holdings, Inc. and VData LLC filed suit against us, as well as Adidas-Salomon AG, Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific Corp. and Hitachi Global Storage Technologies (Thailand), Ltd., in the United States District Court for the District of Minnesota. The complaint alleges infringement of a patent allegedly covering use of data matrices and seeks an injunction, unspecified damages, and attorneys’ fees. We dispute the plaintiffs’ claims and intend to defend the lawsuit vigorously.

On October 22, 2004 Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. We dispute Kara Technology’s claims and intend to defend the lawsuit vigorously.

In May and June 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in 11 purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissory damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, we moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice. In February 2003, the court denied our motion to dismiss the consolidated amended class action complaint. In June 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us which was further documented in a Stipulation and Agreement of Settlement filed with the court. The proposed settlement terms would not require Stamps.com to make any payments. The proposed settlement was preliminarily approved by the court in February 2005, but remains subject to a fairness hearing and final approval by the court which has not yet occurred.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II.

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on The Nasdaq National Market under the symbol “STMP”. The following table sets forth the range of high and low closing sales prices reported on The Nasdaq National Market for our common stock for the periods indicated (adjusted to give retroactive effect resulting from our stock dividend and reverse stock split as discussed below):

		High	Low
Fiscal 2003
	First Quarter	$ 5.48	$ 4.44
	Second Quarter	$ 7.16	$ 4.64
	Third Quarter	$ 8.58	$ 6.10
	Fourth Quarter	$ 9.50	$ 7.16
Fiscal 2004
	First Quarter	$ 13.00	$ 9.18
	Second Quarter	$ 14.78	$ 10.19
	Third Quarter	$ 17.47	$ 9.06
	Fourth Quarter	$ 16.00	$ 12.93

In January 2004, the Board of Directors declared a return of capital cash dividend of $1.75 per share to stockholders of record as of the close of business on February 9, 2004, which was paid on February 23, 2004. Based on 45,045,514 (22,522,757 shares after the 1:2 reverse split in May 2004) common shares outstanding, less treasury stock of approximately 648,000 (324,000 shares after the 1:2 reverse split) on the date of record, February 9, 2004, the total cash dividend was approximately $78 million.

In April 2004, following stockholder approval, the Board of Directors authorized a reverse stock split of our common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every 2 shares of our common stock were combined into one share. We paid cash in lieu of fractional shares.

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 31, 2004 and (ii) February 18, 2005.

Closing Price
December 31, 2004	$ 15.84
February 18, 2005	$ 18.07

Holders

As of February 18, 2005, there were approximately 1,277 stockholders of record and approximately 22,509,350 shares of our common stock issued and outstanding.

Dividend Policy

On January 28, 2004 our Board of Directors declared a one-time return of capital cash dividend of $1.75 per share, to stockholders of record as of the close of business on February 9, 2004, which dividend was paid on February 23, 2004. Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements though the Board of Directors does not presently contemplate the payment of additional dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Executive Compensation and Related Information,” appearing in the Proxy Statement, is hereby incorporated by reference. For additional information on our stock incentive plans and activity, see Note 14 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during the quarter ended December 31, 2004.

ITEM 6.

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included elsewhere in this Report.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)

Statement of Operations Data:
Revenues	$38,112	$21,200	$16,329	$19,427	$15,234
Cost of sales	13,307	8,264	5,328	7,954	23,691
Research and development	6,221	4,820	4,790	12,578	33,051
Sales and marketing	12,586	6,298	2,509	9,684	72,966
General and administrative	12,985	14,459	15,467	33,036	102,191
Impairment of goodwill	—	—	—	163,634	—
Provision for loss on loan with former officer	—	—	—	—	3,346
Restructuring charges	—	—	—	25,974	11,475
Loss from operations	(6,987)	(12,641)	(11,765)	(233,433)	(231,486)
Other income, net	2,254	3,314	4,918	10,062	18,436
Gain from shut down of EncrypTix	—	—	—	23,195	—
Loss from sale of iShip[1]	—	—	—	(9,397)	—
Net loss	$(4,733)	$(9,327)	$(6,847)	$(209,573)	$(212,949)
Basic and diluted net loss per share	$(0.21)	$(0.42)	$(0.28)	$(8.28)	$(9.08)
Weighted average shares outstanding used in basic and diluted per- share calculation	22,361	22,056	24,645	25,322	23,444

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and investments	$87,207	$162,774	$172,714	$192,924	$247,939
Working capital	26,911	74,553	99,410	185,786	234,645
Total assets	100,428	178,264	188,951	222,586	486,938
Line of credit, capital lease obligations and other long-term liabilities	—	—	—	98	9,114
Total stockholders’ equity (deficit)	94,887	174,485	186,336	217,259	422,681

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

Overview

Stamps.com Inc. (“Stamps.com”, “we”, “us” or “our”) is the leading provider of Internet-based postage solutions. Our core service allows customers to buy and print United States Postal Service (“US Postal Service” or “USPS”) approved postage using a PC, an ordinary inkjet or laser printer and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was approved by the USPS in 1999 as the first licensed vendor to offer PC Postage in a software-only business model.

During 2003, we launched new products to generate incremental revenue from our customer base. On January 30, 2003, we announced the launch of our first specialty NetStampsTM labels called “Love NetStamps.” Specialty NetStamps labels contain new images and improved designs compared with our original NetStamps labels. Specialty NetStamps were further expanded with the launch of “Liberty NetStamps” and “Holiday NetStamps” in June and November 2003, respectively. Also in January 2003, we successfully implemented a new process called Instant Access, which enables our new customers to immediately begin printing postage after registration for the service, an improvement over the previous process that required two to 24 hours of wait time.

In April, 2003, we launched the first of many new product features with the release of our new shipping capability called Hidden Postage™. This new feature enhances our service, resulting in a more powerful shipping solution for businesses, e-commerce sites and online auctioneers. Hidden Postage allows the customers to print a shipping label without printing the actual value of the postage on the label. By hiding the postage amount of the shipment, businesses can more easily cover their full shipping and handling costs without causing customer complaints.

We launched Stamps.com Version 3.5 in October 2003, offering improved integration of our online postage technology with Microsoft’s widely-used Office System 2003 software. For example, Stamps.com customers who print envelopes using Microsoft Word 2003 are offered the option of checking a box to add electronic postage. When they do so, they will be able to print the address and postage on the envelope in a seamless one step process powered by Stamps.com, all without leaving the familiar Word interface. Users of Microsoft Office System 2003 also benefit from features provided by our service such as the ability to add graphics or company logos to a mail piece for a personalized or professional look; keeping track of postage use through reports and accounting codes; minimizing undeliverable mail through automatic address correction and verification; and automatic calculation of postage rates based on mail class and weight of mail piece.

In October 2003, we also launched our Stamps.com Insurance offering as part of Stamps.com Version 3.5. This feature allows users to insure their packages in a fully integrated online process. Stamps.com Insurance is provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund.

In October 2003, we completed a study to understand the status of our net operating losses (NOL or NOLs). Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under the complicated IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of February 28, 2005 we are approximately at 26% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our investors contact us prior to allowing their ownership interest to reach a five-percent level.

In December 2003, we reached a settlement in all patent infringement litigation with Pitney Bowes. The settlement included a five-year patent cross-licensing agreement. In addition, there is not expected to be any material financial payment between the companies.

In January 2004, our Board of Directors declared a return of capital cash dividend of $1.75 per share to stockholders of record as of the close of business on February 9, 2004, which was paid on February 23, 2004. Based on 45,045,514 (22,522,757 shares after the 1:2 reverse split in May 2004) common shares outstanding, less treasury stock of approximately 648,000 (324,000 shares after the 1:2 reverse split) on the date of record, February 9, 2004, the total cash dividend paid to stockholders was approximately $78 million.

As a result of the cash distribution relating to the return of capital cash dividend and pursuant to FASB Interpretation No. 44, the exercise price of all active employee stock options prior to the ex-dividend date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (“FMV”) of the stock immediately prior to the ex-dividend date received a strike price reduction equal to the cash distribution, or $1.75 per share. For outstanding options with a strike price below the FMV immediately prior to the ex-dividend date, the reduction was such that the aggregate intrinsic value of the options was not increased, and the ratio of exercise price to market price per share was not reduced. In addition, we recognized approximately $3.1 million of compensation expense during the first quarter of 2004 related to our return of capital dividend and its impact on our employee stock options. This expense was allocated among cost of sales, sales and marketing, research and development and general and administrative categories, based on individual employee costs and positions.

In January 2004, our Board of Directors authorized a reverse stock split proposal of our common stock, which was approved by our stockholders at our annual meeting on April 23, 2004. Our Board of Directors was given the authority by the stockholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by our Board of Directors at the time they elected to effect the split.

In April 2004, following stockholders approval, our Board of Directors authorized a reverse stock split of our common stock with a ratio of one-for-two (1:2), effective for all shares outstanding on May 12, 2004. As a result, every two shares of our common stock were combined into one share. The par value of our common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately by the reverse split ratio, from 95,000,000 and 5,000,000, respectively. We paid cash in lieu of fractional shares based on the market price on the effective date of the split.

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

In July 2004, we received authorization from the US Postal Service to proceed with a limited market test of a new form of postage called PhotoStamps™ that couple the technology of PC Postage with the simplicity of a web-based image up load and order process to allow consumers and businesses to order fully customized postage. In September 2004, the USPS asked us to conclude our market test effective on October 1, 2004, to allow the USPS to conduct a review of the results of the test run. As of the date of this report, the USPS continues to review the PhotoStamps™ test results. There is no assurance that we will receive final approval or receive authorization for further market tests from the USPS for this new form of postage. We concluded the market test with more than 138,000 total sheets, or 2.8 million individual PhotoStamps, ordered.

On October 22, 2004 Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. We dispute Kara Technology’s claims and intend to defend the lawsuit vigorously.

On December 30, 2004 VCode Holdings, Inc. and VData LLC filed suit against us, as well as Adidas-Salomon AG, Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific Corp. and Hitachi Global

Storage Technologies (Thailand), Ltd., in the United States District Court for the District of Minnesota. The complaint alleges infringement of a patent allegedly covering use of data matrices and seeks an injunction, unspecified damages, and attorneys’ fees. We dispute the plaintiffs’ claims and intend to defend the lawsuit vigorously.

Our Services

We offer or have offered the following products and service to our customers:

•

Internet Postage Service. Our US Postal Service approved Internet Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes or labels using ordinary laser or inkjet printers. The service can be used for any class of mail except standard mail or periodicals including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery (COD) and Restricted Delivery to their mail pieces. Our service requires no additional hardware—the user’s existing PC, printer and Internet connection are sufficient. Our software can be downloaded from the Internet or installed from a CD-ROM free of charge. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week from their PCs. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer to the US Postal Service. Customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 - $19.99 based on earlier pricing and promotion. As of December 31, 2004 our customer base consisted of approximately 358,000 customers who have downloaded our software and registered for one of our service plans.

Stamps.com offers its customers three primary ways to print Internet Postage. First, NetStamps™ enables customers to print postage for any value and any mail class on NetStamps labels. NetStamps can be used just like regular stamps. Second, shipping labels allow customers to print postage for packages on plain 8.5” x 11” paper and add electronic Delivery Confirmation at discounted prices. Third, Stamps.com’s original online postage solution for mailing, which is typically printed directly on envelopes or on other types of mail or labels, in a single step process that saves time and provides a professional look. Our Internet Postage service also incorporates address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the U.S. In addition, our Internet Postage service has been designed to integrate well into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

•

PhotoStamps™. On August 10, 2004, the Company publicly launched a limited market test of PhotoStamps™, a new form of postage that allowed consumers to turn digital photos, designs or images into valid US postage. For the first time ever, people could create customized U.S. postage using pictures of their children, pets, vacations, celebrations and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product was available via our separate website at www.photostamps.com. Customers upload a digital photograph or image file, customized the look and feel by choosing one of ten different border colors to compliment the photos, selected the value of postage, and placed the order online. Each sheet included twenty individual PhotoStamps, and orders arrived via US Mail in a few business days. The limited market test ended September 30, 2004 and the test results are currently being reviewed by the US Postal Service.

•

Online Store. With the launch of NetStamps in July 2002, Stamps.com re-opened an online store for selling NetStamps consumables direct to its customers. The Stamps.com store has since expanded to sell themed NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. Stamps.com plans to continue to increase the breadth of products offered in its online store, in order to enhance convenience for our customers.

•

Branded Insurance. The Stamps.com branded insurance offering allows users to insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any forms. Stamps.com also offers official US Postal Service insurance along side its branded insurance product. Stamps.com Insurance is provided by Parcel Insurance Plan and underwritten by Fireman’s Fund.

We ended the fiscal year 2004 with approximately 358,000 registered customers, up from approximately 294,000 at the end of the fiscal 2003 and up from approximately 285,000 customers at the end of the fiscal year 2002. Each of our registered customers has a Stamps.com postal meter license which is issued by the USPS. The increase in customers during the year was primarily due to a continued increase in customer acquisition through our marketing efforts. During the first, second, third and fourth quarters of 2004, we successfully billed approximately 249,000, 258,000, 264,000 and 286,000, respectively, unique registered customers for their monthly convenience fees, up from approximately 210,000, 208,000, 216,000 and 235,000 during the first, second, third and fourth quarters of 2003, respectively.

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

Service revenue is based on monthly convenience fees. Service revenue is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Retail items, including PhotoStamps™, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Licensing revenue is recognized ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers who purchase postage for use through our NetStamps™, shipping label or traditional postage features, pay face value, and the funds are transferred directly from the customers to the US Postal Service. As this postage is purchased directly from the US Postal Service, no revenue is recognized.

PhotoStamps™ revenue recorded during our market test included the price of postage and was made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

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

Licensing revenue for the use of our software and intellectual property are recognized when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

Contingencies and Litigation. We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimatable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates. Refer to “Part I - Item 3 - Legal Proceedings” of this report for a discussion of legal proceedings.

Results of Operations

Years Ended December 31, 2004 and 2003

During the fiscal year 2004, we experienced strong revenue growth both in service fee subscription and online store revenue, with revenue reaching an all-time high of approximately $38 million. Furthermore, during the third quarter of fiscal 2004 we concluded a market test of our new form of postage called PhotoStamps. We continued to see positive trends on usage of our service during the year. Total postage printed using our service during the fiscal year 2004 was up 53% compared to fiscal year 2003. We continued to attract a significant number of new customers from online advertising and direct mail, our primary marketing channels. Gross customers acquired were approximately 241,000 during the fiscal year 2004, up from approximately 140,000 during the fiscal year 2003.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Twelve months ended December 31,
	2004	2003
Total Revenues
Service	73%	83%
Photostamps	6%	—
Product and other	21%	17%
Total revenues	100%	100%
Cost of revenues
Service	25%	34%
Photostamps	4%	—
Product and other	6%	5%
Total cost of revenues	35%	39%
Gross profit	65%	61%
Operating expenses:
Sales and marketing	33%	30%
Research and development	16%	23%
General and administrative	34%	68%
Total operating expenses	83%	121%
Loss from operations	(18)%	(60)%
Other income, net	6%	16%
Net loss	(12)%	(44)%

Revenue. Revenue was derived primarily from three sources: (1) service fees charged to customers for use of our Internet Postage service; (2) PhotoStamps revenue from the direct sale of PhotoStamps; and (3) product sales and other revenue, consisting of online store revenue from the direct sale of consumables and supplies, advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our parcel insurance offering, and licensing revenue. Revenue increased from $21.2 million in fiscal 2003 to $38.1 million in fiscal 2004, an increase of 80%.

Service fee revenue increased from $17.6 million in fiscal 2003 to $27.9 million in fiscal 2004, an increase of 59%. As a percentage of total revenue, service fee revenue decreased 10 percentage points from 83% in fiscal 2003 to 73% in fiscal 2004. The increase in service fee revenue is primarily due to the increase in the size of the customer base. Furthermore, during the fiscal year 2004 our customer base included a greater percentage of Power Plan customers compared to fiscal year 2003. This resulted in higher service fee revenues per customer. The decrease in service fee revenue as a percentage of total revenue is attributable to the addition of revenue from our new PhotoStamps product. As of December 31, 2004, Power Plan customers accounted for 51% of total registered customers as compared to 30% at the end of December 31, 2003. We expect our service fee revenue to again increase in future periods as we convert our Simple Plan customers to the Power Plan and as we add to our customer base.

PhotoStamps revenue was approximately $2.3 million in fiscal 2004, which represented 6% of total revenue; we had no PhotoStamps revenue in the fiscal year 2003. In July 2004, we received authorization from the US Postal Service to proceed with a limited market test of a new form of postage called PhotoStamps™ that coupled the technology of PC Postage with the simplicity of a web-based image up load and order process to allow consumers and businesses to order fully customized postage. In September 2004, the USPS asked us to conclude our market test effective on October 1, 2004, to allow the USPS to conduct a review of the results of the test run. We concluded the market test with more than 138,000 total sheets, or 2.8 million individual PhotoStamps, ordered. There is no assurance that we will receive final approval or receive authorization for further market tests from the USPS for this new form of postage.

Product sales and other revenue increased from $3.6 million in fiscal 2003 to $7.8 million in fiscal 2004, an increase of 116%. As a percentage of total revenue, product sales and other revenue increased 4 percentage points from 17% in fiscal 2003 to 21% in fiscal 2004. The increase is primarily due to the expansion of our consumable and supplies sales through our online store and a new licensing revenue stream which was approximately $450,000 in each of the third and fourth quarters of fiscal 2004. We expanded the number of available products from approximately eighteen stock keeping units (“skus”) as of December 31, 2003 to approximately eighty-six skus at the end of December 31, 2004, including specialty NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, digital scales, and printer cartridges, among other items. In addition, in October 2003, we introduced our parcel insurance offering provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund. We expect product sales and other revenue to continue to increase as we add additional skus to our online store, and as we market the use of our insurance offering to our existing and new customers.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our online store and the related costs of shipping and handling. Cost of revenue increased from $8.3 million in fiscal 2003 to $13.3 million in fiscal 2004, an increase of 61%. As a percentage of total revenue, cost of revenue decreased 4 percentage points from 39% in fiscal 2003 to 35% in fiscal 2004. This decrease primarily relates to the promotional expense decline as a percent of revenue from 15% in 2003 to 9% in 2004. Promotional costs are primarily incurred as customers are acquired and thereby do not correlate with changes in revenue.

Cost of service revenue increased from $7.2 million in fiscal 2003 to $9.5 million in fiscal 2004, an increase of 33%. As a percentage of total revenue, cost of service revenue decreased 9 percentage points from 34% in fiscal 2003 to 25% in fiscal 2004. The increase in cost of service revenue is primarily due to the increase in credit card processing fees and customer support costs as a result of our larger customer base. In addition, promotional expense increased by approximately $573,000 in fiscal 2004 compared to fiscal 2003, an increase of 19%. The increase in promotional expense is also due to the increase in our customer base. The decrease in cost of service revenue as a percentage of total revenue is due to the promotional expense decline as a percent of revenue from 15% in 2003 to 9% in 2004. Promotional costs are primarily incurred as customers are acquired and thereby may not correlate with changes in revenue.

Promotional expense typically involves offering free postage and a free digital scale to new customers. Such promotional expense was approximately $3.0 million and $3.6 million in the fiscal years 2003 and 2004, respectively. Promotional expenses, which represent a significant portion of total cost of service revenue, are expensed in the period when a customer is acquired. However, the revenue associated with the acquired customer is earned over the customers’ lifetime. Therefore, promotional expenses for newly acquired customers may be higher than the revenue earned from those customers in that period. For this reason, the cost of service revenue increases may not correlate to the increases in service revenue for the same period. We expect the cost of service revenue to increase in future periods as we acquire a greater number of customers resulting in larger promotional expense.

Cost of PhotoStamps revenue was approximately $1.5 million in fiscal 2004, which represented 4% of total revenue; there was no cost of PhotoStamps revenue in fiscal 2003. Cost of PhotoStamps revenue includes the face value of the postage, credit card processing fees, customer support costs, operating costs, and costs associated with printing and fulfilling the PhotoStamps product.

Cost of product sales and other revenue increased from $1.1 million in fiscal 2003 to $2.3 million in fiscal 2004, an increase of 106%. As a percentage of total revenue, cost of product sales and other revenue increased from 5% to 6% for fiscal 2003 and 2004, respectively. The increase in cost of product sales and other revenue is primarily due to the expansion of available products offered through our online store and the amortization cost of the patents related to the licensing revenue. We expect the cost of product sales and other revenue to increase in future periods as we continue to market and add additional skus to our online store.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense increased from $6.3 million in fiscal 2003 to $12.6 million in fiscal 2004, an increase of 100%. As a percentage of total revenue, sales and marketing expense increased from 30% in 2003 to 33% 2004. In the second half of 2003, we began increasing our marketing activities as we transitioned from a phase in 2002 and the first half of 2003 when we were primarily focused on making product enhancements and spending lower amounts of marketing dollars on testing marketing channels and initiatives. During fiscal year 2004, we focused our acquisition efforts on existing programs as well as new marketing channels. Ongoing marketing programs include the following: web partnerships; software and hardware-based partnerships; retail partnerships; customer referral programs; customer remarketing efforts; telemarketing; direct mail; and online advertising. During the third and fourth quarter of fiscal 2004, we spent approximately $400,000 on incremental marketing related to PhotoStamps. Furthermore, during the first quarter of fiscal 2004, we incurred a charge to sales and marketing of approximately $328,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in fiscal 2003 and we do not currently anticipate any similar charge in the future. We currently expect sales and marketing expenses to increase in fiscal 2005 as we increase our customer acquisition efforts.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense increased from $4.8 million in fiscal 2003 to $6.2 million in fiscal 2004, an increase of 29%. As a percentage of total revenue, research and development expense decreased 7 percentage points from 23% in fiscal 2003 to 16% in fiscal 2004 due to the growth in revenues. The increase in research and development expense is primarily due to the increase in our headcount as we focused on new products and the improvement of existing products. In addition, during the first quarter of fiscal 2004, we incurred a charge of approximately $900,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by research and development personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the fiscal year 2003 and we do not currently anticipate any similar charge in the future. We currently expect research and development expense to increase in fiscal 2005 as we expect to increase the R&D headcount.

General and Administrative. General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expense decreased from $14.5 million in fiscal 2003 to $13.0 million in fiscal 2004, a decrease of 10%. As a percentage of total revenue, general and administrative expenses decreased 34 percentage points from 68% in fiscal 2003 to 34% in fiscal 2004. During the first quarter of fiscal 2004, we incurred a charge of approximately $1.6 million relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by general and administrative personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. Without the charge, general and administrative expenses would have decreased from $14.5 million in fiscal 2003 to $11.4 million in fiscal 2004, a decrease of 21%. This decrease is primarily due to a reduction in legal fees expense. The decrease in general and administrative expense as a percentage of total revenue is primarily due to a reduction in legal fee expense and growth in revenues. We currently expect general and administrative expenses to remain in the range of $11 million to $11.5 million in fiscal 2005.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments, other loss from the disposal of capitalized assets that are no longer in use, and income relating to a legal settlement in the amount of $1.4 million. Other income, net decreased from $3.3 million in fiscal 2003 to $2.3 million in fiscal 2004, a decrease of 32%. As a percentage of total revenue, other income, net decreased 10 percentage points from 16% in fiscal 2003 to 6% in fiscal 2004. The decrease is mainly attributable to lower interest income of $1.9 million in 2004 as compared to $3.3 million in 2003 due to lower invested balances in cash and equivalents and short-term and long-term investments as a result of our return of capital cash dividend of approximately $78 million in February 2004. In addition, we recognized expenses of approximately $987,000 related to the write-off of certain capitalized assets that are no longer in use and recognized income relating to a legal settlement in the amount of $1.4 million.

Years Ended December 31, 2003 and 2002

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Twelve months ended December 31,
	2004	2003
Total Revenues
Service	83%	91%
Product and other	17%	9%
Total revenues	100%	100%
Cost of revenues
Service	34%	31%
Product and other	5%	2%
Total cost of revenues	39%	33%
Gross profit	61%	67%
Operating expenses:
Sales and marketing	30%	15%
Research and development	23%	29%
General and administrative	68%	95%
Total operating expenses	121%	139%
Loss from operations	(60)%	(72)%
Other income, net	16%	30%
Net loss	(44)%	(42)%

Revenue. 2002 and 2003 revenue was derived primarily from two sources: (1) service fees charged to customers for the ability to buy and print postage and (2) product sales and other revenue, consisting of online store revenue from the direct sale of consumables and products and the related charges for shipping and handling, advertising revenue from controlled access advertising to our existing customer base and insurance revenue from our parcel insurance offering. Revenue increased from $16.4 million to $21.2 million, or 29.8%, for the years ended December 31, 2002 and 2003, respectively.

Service fee revenue increased from $14.9 million to $17.6 million, or 18.1%, for the years ended December 31, 2002 and 2003, respectively. As a percentage of total revenue, service fee revenue decreased 8 percentage points from 91% in fiscal 2002 to 83% in fiscal 2003 due to the growth of our product sales and other revenue. The increase in service fee revenue was primarily due to the increase in customer acquisition, which in turn was largely due to an increase in our marketing spending and efficiency. Furthermore, in 2003 we acquired a higher percentage of Power Plan customers which resulted in higher service fee revenues per customer. As of December 31, 2003, Power Plan customers accounted for 30% of total registered customers as compared to 19% at the end of December 31, 2002.

Product sales and other revenue increased from $1.5 million to $3.6 million, or 148.6%, for the years ended December 31, 2002 and 2003, respectively. As a percentage of total revenue, product sales and other revenue increased 8 percentage points from 9% in fiscal 2002 to 17% in fiscal 2003. The increase was primarily due to the expansion of our consumable and product offerings. We expanded the number of available products from two stock keeping units (skus) in 2002 to approximately twenty skus by December 31, 2003, including specialty NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, and digital scales, and other items. In addition, in November 2003, we introduced our parcel insurance offering provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of consumables, customer misprints and products sold through our online store and the related costs of shipping and handling. Cost of revenue increased from $5.3 million to $8.3 million, or 55% for the years ended December 31, 2002 and 2003, respectively. As a percentage of total revenue, cost of revenue increased 6 percentage points from 33% in fiscal 2002 to 39% in fiscal 2003.

Cost of service revenue increased from $5.0 million for the year ended December 31, 2002, to $7.2 million for the year ended December 31, 2003, an increase of 42.2%. As a percentage of total revenue, cost of service revenue remained constant at 31% and 34% for fiscal 2002 and 2003, respectively. The increase in cost of service revenue was primarily due to increased promotional expense as a result of increased customer acquisition. Promotional expense typically involves offering free postage and a free digital scale to new customers. Such promotional expense was approximately $1.5 million and $3.0 million for the year ended December 31, 2002 and 2003, respectively. Promotional expenses, which represent a significant portion of total cost of service revenue, are expensed in the period when a customer is acquired. However, the revenue associated with the acquired customer is earned over the customers’ lifetime. Therefore, promotional expenses for newly acquired customers may be higher than the revenue earned from those customers in that period. For this reason, the cost of service revenue increases may not correlate to the increases in service revenue for the same period.

Cost of product sales and other revenue increased from $299,000 for the year ended December 31, 2002, to $1.1 million for the year ended December 31, 2003, an increase of 272.2%. As a percentage of total revenue, cost of product sales and other revenue remained constant at 2% and 5% for fiscal 2002 and 2003, respectively. The increase in cost of product sales and other revenue was primarily due to the expansion of available products offered through our online store.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our service and expenditures for consulting services and third party software. Research and development expense was approximately $4.8 million for the years ended December 31, 2002 and 2003, respectively. As a percentage of total revenue, research and development expense decreased 6 percentage points from 29% in fiscal 2002 to 23% in fiscal 2003 due to the growth in revenues.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense increased from $2.5 million for the year ended December 31, 2002, to $6.3 million for the year ended December 31, 2003, an increase of 151.0%. As a percentage of total revenue, sales and marketing expense increased 15 percentage points from 15% in fiscal 2002 to 30% in fiscal 2003. In 2003, we increased marketing spending as we increased our level of spending in certain marketing channels versus 2002. During the year, we focused our acquisition efforts on existing programs as well as new marketing channels with a greater return on investment.

General and Administrative. General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expense was $15.5 million for the year ended December 31, 2002 and

$14.5 million for the year ended December 31, 2003, a decrease of 6.5%. As a percentage of total revenue, general and administrative expense decreased 27 percentage points from 95% in fiscal 2002 to 68% in fiscal 2003. The decrease was primarily due to a reduction in depreciation of fixed assets.

Other Income, Net., net consists of income from cash equivalents and investments, net of interest expense related to financing obligations. Net interest income for the years ended December 31, 2002 and 2003 were $4.9 million and $3.3 million, respectively. As a percentage of total revenue, interest income, net decreased 14 percentage points from 30% in fiscal 2002 to 16% in fiscal 2003. This decrease was primarily due to lower invested balances in cash equivalents and investments as well as overall lower interest rates year over year.

Liquidity and Capital Resources

As of December 31, 2004 and 2003, we had approximately $87.2 million and $162.8 million in cash, restricted cash and short-term and long-term investments, respectively. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through March 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at December 31, 2004 (in thousands):

Operating
Years ended:
2005	$607
2006	632
2007	694
2008	751
2009	794
Thereafter	134
$3,612

In July 2004, the Board authorized a fifth stock repurchase program for a new 12 month period, superseding previous authorizations. During previous repurchase programs, between April 2002 and May 2003, we repurchased approximately 3.2 million shares (6.3 million shares prior to the Company’s 1 for 2 reverse split in May 2004)—a reduction of approximately 12% of our shares outstanding balance from the end of April 2002 when we began the repurchase programs. In addition, in May 2002, the Company received approximately 0.7 million shares (1.4 million shares prior to the reverse split) of the Company’s common stock from John Payne, the former CEO of the Company, as payment in full of a promissory note executed in November 2000 between Mr. Payne and the Company. The Company retired those shares in the quarter ended September 30, 2002, and this resulted in an additional approximately 3% reduction in the shares outstanding balance from the balance at the end of April 2002. The Company will consider repurchasing shares of its common stock throughout the current 12 month repurchase program by evaluating such factors as the price of the stock, the daily trading volume, the availability of large blocks of stock, and any additional constraints it might have because of material inside information it may possess.

In January 2004, our Board of Directors declared a return of capital cash dividend of $1.75 per share, to stockholders of record as of the close of business on February 9, 2004, which was paid on February 23, 2004. Based on 45,045,514 (22,522,757 shares after the 1:2 reverse split in May 2004) common shares outstanding, less treasury stock of approximately 648,000 (324,000 shares after the 1:2 reverse split) on the date of record, February 9, 2004, the total cash dividend was approximately $78 million.

Net cash provided by operating activities was $3.4 million for the year ended December 31, 2004. Net cash used in operating activities was $5.5 million for the year ended December 31, 2003. The decrease in net cash used in operating activities resulted primarily from the decrease in legal expenditures and by increased revenues and expanding gross margins and operating cash flow.

Net cash provided by investing activities was $59.3 million for the year ended December 31, 2004. Net cash used by investing activities was $32.8 million for the year ended December 31, 2003. The decrease in net cash used in investing activities resulted primarily from the sale of investments to fund the return of capital cash dividend in February 2004.

Net cash used in financing activities was $76.0 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively. The increase in net cash used in financing activities resulted primarily from the return of capital cash dividend paid in February 2004.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for the foreseeable future.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable entities created before February 1, 2003. We have completed our evaluation of the provisions of FIN 46 and we do not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on our financial position or the results of operations.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43 Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring these items to be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) using the modified-prospective method. As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We estimate the adoption of Statement 123(R) may result in an increase to operating expenses in the amount of $1.4 million for the year ended December 31, 2005. However, this estimate may vary as it will depend on factors such as the level of share-based payments granted in the future. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operation cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in 2004, 2003 and 2002.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 358 days at December 31, 2004. Our cash equivalents and investments, net of restricted cash, approximated $87 million and had a related weighted average interest rate of approximately 2.8%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this Report beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 19934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in the reports we file or submit under the Exchange Act.

Changes in internal controls.

During the fiscal quarter ended December 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our CEO, CFO and CAO, concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stamps.com Inc.

We have audited management’s assessment, included in the accompanying Management’s report on internal control over financial reporting, that Stamps.com Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stamps.com Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Stamps.com Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stamps.com Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004 of Stamps.com Inc. and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Los Angeles, California

February 24, 2005

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information under the caption “Proposal One: Election of Directors”, appearing in our proxy statement for our 2005 annual meeting of stockholders.

We incorporate by reference the information under the caption “Management”, appearing in our proxy statement for our 2005 annual meeting of stockholders.

We incorporate by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, appearing in our proxy statement for our 2005 annual meeting of stockholders.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our code of ethics, which also applies to our directors and all of our officers and employees, can be found on our web site, which is located at www.stamps.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site.

ITEM 11.

EXECUTIVE COMPENSATION

We incorporate by reference the information under the caption “Executive Compensation and Related Information”, appearing in our proxy statement for our 2005 annual meeting of stockholders.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate by reference the information under the caption “Beneficial Ownership of Securities”, appearing in our proxy statement for our 2005 annual meeting of stockholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information under the heading “Certain Relationships and Related Transactions”, appearing in our proxy statement for our 2005 annual meeting of stockholders.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information under the heading “Principal Accounting Fees and Services”, appearing in our proxy statement for our 2005 annual meeting of stockholders.

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

Exhibit

Number

Description

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

10.23+

Asset Purchase Agreement dated April 27, 2001 by and between the Company and E-Stamp Corporation.(9)

10.24+

Amendment to the Online Store Outsourcing Agreement dated January 31, 2002 by and between the Company and Office Depot, Inc.(10)

10.25+

Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (11)

10.26++

Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc. (12)

21.1

Subsidiaries of the Company.(3)

23.1

Consent of Ernst & Young LLP.(13)

24.1

Power of Attorney by G. Bradford Jones.(13)

24.2

Power of Attorney by Mohan Ananda.(13)

24.3

Power of Attorney by Lloyd I. Miller.(13)

24.4

Power of Attorney by Kevin Douglas.(13)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3

Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

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

———————

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

(3)

Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-__________).

(4)

Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-__________).

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

(11)

Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003 (File No. 000-26427).

(12)

Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004 (File No. 000-26427).

(13)

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

(b)

Reports on Form 8-K:

On October 22, 2004, Stamps.com filed a report on Form 8-K, which reported earnings for the quarter ended September 30, 2004.

On February 17, 2005, Stamps.com filed a report on Form 8-K, which reported earnings for the quarter and year ended December 31, 2004.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stamps.com Inc.

We have audited the accompanying balance sheets of Stamps.com Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stamps.com Inc. at December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stamps.com Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Los Angeles, California

February 24, 2005

STAMPS.COM INC.

 BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$11,198	$24,526
Restricted cash	554	3,722
Short-term investments	18,295	47,688
Trade accounts receivable, net	1,534	948
Other accounts receivable	170	777
Other current assets	701	671
Total current assets	32,452	78,332

Property and equipment, net	3,473	4,213
Intangible assets, net	4,765	5,870
Long-term investments	57,160	86,838
Other assets	2,578	3,011
Total assets	$100,428	$178,264

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,541	$3,779
Total current liabilities	5,541	3,779

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2004 and 2003
Issued shares of 22,633 in 2004 and 22,388 in 2003
Outstanding shares of 22,463 in 2004 and 22,064 in 2003	45	45
Additional paid-in capital	601,064	676,568
Accumulated deficit	(504,112)	(499,379)
Treasury stock, at cost, 170 shares in 2004 and 324 shares in 2003	(1,411)	(2,673)
Accumulated other comprehensive loss	(699)	(76)
Total stockholders’ equity	94,887	174,485
Total liabilities and stockholders’ equity	$100,428	$178,264

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Service	$27,936	$17,565	$14,867
PhotoStamps	2,327	—	—
Product and other	7,849	3,635	1,462
Total revenues	38,112	21,200	16,329
Cost of revenues:
Service	9,536	7,151	5,029
PhotoStamps	1,481	—	—
Product and other	2,290	1,113	299
Total cost of revenues	13,307	8,264	5,328
Gross profit	24,805	12,936	11,001
Operating expenses:
Sales and marketing	12,586	6,298	2,509
Research and development	6,221	4,820	4,790
General and administrative	12,985	14,459	15,467
Total operating expenses	31,792	25,577	22,766
Loss from operations	(6,987)	(12,641)	(11,765)
Other income (loss):
Other income	1,360	—	25
Interest income	1,881	3,314	4,893
Loss on disposal of assets	(987)	—	—
Total other income	2,254	3,314	4,918
Net loss	$(4,733)	$(9,327)	$(6,847)
Net loss per share:
Basic	$(0.21)	$(0.42)	$(0.28)
Diluted	$(0.21)	$(0.42)	$(0.28)
Weighted average shares outstanding
Basic	22,361	22,056	24,645
Diluted	22,361	22,056	24,645

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Amount	Notes Receivable from Stock Sales	Deferred Compensation	Treasury Stock at Cost	Accumulated Deficit	Other Compre- hensive Loss	Total
	Shares	Amount
Balance at January 1, 2002	25,366	$50	$700,455	$(101)	$(314)	$—	$(483,205)	$374	$217,259
Comprehensive income (loss):
Net loss			—	—	—	—	(6,847)	—	(6,847)
Unrealized gain/(loss) on investments			—	—	—	—	—	148	148
Comprehensive income (loss)									(6,699)
Exercise of stock options	390	1	1,698	—	—	—	—	—	1,699
Shares purchased under the ESPP	17	—	74	—	—	—	—	—	74
Amortization of deferred compensation			219	—	72	—	—	—	291
Deferred compensation related to terminated employees			(233)	—	233	—	—	—	—
Repayment on note receivable				101	—	(3,282)	—	—	(3,181)
Repurchase of common stock			—	—	—	(23,107)	—	—	(23,107)
Retirement of treasury stock	(3,545)	(7)	(26,382)	—	—	26,389	—	—	—
Balance at December 31, 2002	22,228	44	675,831	—	(9)	—	(490,052)	522	186,336
Comprehensive income (loss):
Net loss			—	—	—	—	(9,327)	—	(9,327)
Unrealized gain/(loss) on investments			—	—	—	—	—	(598)	(598)
Comprehensive income (loss)									(9,925)
Exercise of stock options	133	1	600	—	—	—	—	—	601
Shares purchased under the ESPP	27	—	137	—	—	—	—	—	137
Amortization of deferred compensation			—	—	9	—	—	—	9
Repurchase of common stock	(324)	—	—	—	—	(2,673)	—	—	(2,673)
Balance at December 31, 2003	22,064	45	676,568	—	—	(2,673)	(499,379)	(76)	174,485
Comprehensive income (loss):
Net loss			—	—	—	—	(4,733)	—	(4,733)
Unrealized gain/(loss) on investments			—	—	—	—	—	(623)	(623)
Comprehensive income (loss)									(5,356)
Exercise of stock options	213	—	1,388	—	—	—	—	—	1,388
Shares purchased under the ESPP	33	—	285	—	—	—	—	—	285
Return of capital dividend			(77,695)	—	—	—	—	—	(77,695)
Return of capital make-up payment to employees	153	—	518	—	—	1,262	—	—	1,780
Balance at December 31, 2004	22,463	$45	$601,064	$—	$—	$(1,411)	$(504,112)	$(699)	$94,887

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	2004	2003	2002
Operating activities:
Net loss	$(4,733)	$(9,327)	$(6,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,154	3,763	6,382
Loss on disposal of capitalized assets	987	—	—
Compensation charge relating to the return of capital dividend	1,780	—	—
Amortization of deferred compensation	—	9	291
Changes in operating assets and liabilities:
Trade accounts receivable	(586)	(286)	623
Other accounts receivable	607	(464)	402
Other assets	433	(107)	3,010
Prepaid expenses	(30)	(277)	147
Accounts payable and accrued expenses	1,762	1,164	(2,614)
Net cash provided by (used in) operating activities	3,374	(5,525)	1,394
Investing activities
Sale of short-term investments	62,460	34,072	76,921
Purchase of short-term investments	(33,321)	(49,530)	(31,924)
Sale of long-term investments	92,139	28,459	—
Purchase of long-term investments	(62,830)	(43,995)	(64,525)
Sale of restricted cash investments	3,168	641	2,958
Purchase of restricted cash investments	—	(554)	—
Acquisition of property and equipment	(2,296)	(782)	(282)
Purchase of intellectual property and intangible assets	—	(1,100)	(38)
Net cash provided by (used in) investing activities	59,320	(32,789)	(16,890)
Financing activities
Proceeds from exercise of stock options	1,388	601	1,699
Issuance of common stock under ESPP	285	137	74
Return of capital dividend	(77,695)	—	—
Repurchase of common stock	—	(2,673)	(23,107)
Repayment of capital lease obligations	—	—	(98)
Net cash used in financing activities	(76,022)	(1,935)	(21,432)
Net decrease in cash and cash equivalents	(13,328)	(40,249)	(36,928)
Cash and cash equivalents at beginning of period	24,526	64,775	101,703
Cash and cash equivalents at end of period	$11,198	$24,526	$64,775

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

1.

Description of Business

Stamps.com Inc. (the Company or Stamps.com) is the leading provider of Internet-based postage solutions. Stamps.com’s service allows customers to buy and print USPS approved postage using a PC, an ordinary inkjet or LaserJet printer and an Internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations, shippers and individuals. Stamps.com launched its service on a national basis on October 22, 1999.

2.

Summary of Significant Accounting Policies

Use of Estimates and Risk Management

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. Examples include estimates of loss contingencies and estimates regarding the useful lives of patents and other amortizable intangibles.

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

The Company’s cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities at December 31, 2004 and 2003. All investments are classified as available for sale and are recorded at market using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity.

Trade Accounts Receivable

The Company’s trade accounts receivable primarily relate to Internet Postage Services and Branded Insurance provided to customers prior to billing.

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. If the Company becomes aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectable from the customer. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and their historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional provisions are recorded in that period.

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

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Concentration of Risk

The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by a limited number of outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk and credit risk concentrations. From time to time, the Company’s investments held with its financial institutions may exceed Federal Deposit Insurance Corporation insurance limits. Interest rate fluctuations impact the carrying value of the portfolio.

For the years ended December 31, 2004, 2003 and 2002 the Company did not recognize revenue from any one customer that represented 10% of revenues.

As of December 31, 2004 and 2003, the Company did not have trade accounts receivable from any one customer that represented 10% of the total trade accounts receivable balance and does not require collateral.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed principally on a straight-line method over the estimated useful life of the asset, ranging from three to five years. The Company has a policy of capitalizing expenditures that materially increase assets’ useful lives and charges ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

Trademarks and Patents

Trademarks, patents and other intangibles are included in trademarks and patents in the accompanying balance sheets and are carried at cost less accumulated amortization.

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 4 to 17 years. During twelve months ended, December 31, 2004, 2003 and 2002, amortization expense including the amortization of goodwill, trademarks and patents, was approximately $1.1 million.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed by the Company, there is no impairment to be recorded at December 31, 2004.

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

Service revenue is based on monthly convenience fees. Service revenue is recognized in the period that services are provided. Product sales, including shipping and handling, net of return allowances, are recorded when the products are shipped and title passes to customers. Retail items, including PhotoStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Commissions from the advertising or sale of products by a third party vendor to the Company’s customer base are recognized as revenue is earned and collection is deemed probable.

Customers who purchase postage for use through the Company’s NetStamps™, shipping label or traditional postage features, pay face value, and the funds are transferred directly from the customers to the US Postal Service. As this postage is purchased directly from the US Postal Service, no revenue is recognized.

PhotoStamps revenue recognized during the Company’s market test included the cost of postage and was made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

On a limited basis, the Company allows third parties to offer products and promotions to the Stamps.com customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where the Company receives payment upon customers accessing third party products and services. Total revenue from such advertising arrangements is currently immaterial.

The Company provides its customers the opportunity to purchase parcel insurance directly through the Stamps.com software. The insurance information is communicated directly to Parcel Insurance Plan for processing and the insurance is underwritten by Fireman’s Fund. The Company recognizes revenue from the insurance offerings based on the shipment date of the item insured.

In 2004, the Company entered into a licensing agreement for the use of its software and intellectual property. Licensing revenues are recognized when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

Cost of Revenue

 Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of consumables, the cost of postage for PhotoStamps, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our online store and the related costs of shipping and handling.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Research and Development Costs

Research and development costs are expensed as incurred. These costs primarily consist of salaries, development materials, supplies and applicable overhead expenses of personnel directly involved in the research and development of new technology and service offerings.

Sales and Marketing

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

Internet advertising expenses are recognized based on specifics of the individual agreements. Under partner and affiliate agreements, third parties electronically refer prospects to the Stamps.com web site and Stamps.com pays the third parties when the customer completes the Stamps.com registration process, or in some cases, upon the first successful billing of a customer. The Company records relating expenses on a monthly basis as prospects are successfully converted to customers or in some cases, upon the first successful bill of a customer.

General and Administrative

General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation.

Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Options to purchase approximately 3,208,121, 2,285,551 and 2,163,373 shares were not included in the computation of fiscal years 2004, 2003, and 2002 diluted net income per share because such options were considered anti-dilutive.

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

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net loss and pro forma loss per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net loss and net loss per share for each of the three years ended December 31, 2004 would have increased to the following pro forma amounts (in thousands, except per share data):

	2004	2003	2002
Net loss-as reported	$(4,733)	$(9,327)	$(6,847)
Add: Stock price based employee expense included in net loss	3,076	9	305
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,884)	(2,938)	(3,948)
Net loss-pro forma	$(9,541)	$(12,256)	$(10,490)
Basic and diluted net loss per common share-as reported	$(0.21)	$(0.42)	$(0.28)
Basic and diluted net loss per common share-pro forma	$(0.43)	$(0.56)	$(0.43)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	—	—	—
Risk-free interest rate	3.43%	3.00%	2.61%
Expected volatility	48%	30%	30%
Expected life (in years)	5	5	5

For options granted during the years ended December 31, 2004, 2003 and 2002, the Company’s assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company’s stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility.

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

Treasury Stock

In July 2004, the Company’s Board of Directors authorized a stock repurchase program for a 12 month period, superseding previous authorizations. During the previous repurchase programs, the Company repurchased approximately 3.2 million shares (adjusted to give retroactive effect resulting from the Company’s reverse stock split), a reduction of over 12% of their shares outstanding from April 2002. The Company will consider repurchasing shares of common stock throughout the current 12 month program by evaluating such factors as the price of their stock, the daily trading volume and the availability of large blocks of stock and any additional constraints because of material inside information the Company may possess.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards of reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The Company operates in a single segment.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 did not have a material impact on its financial position or its results of operations.

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

In January 2003, FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the financial position or the results of operation of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150”, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted this statement in the fourth quarter of 2003 and its adoption did not have a material impact on its financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43 Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring these items to be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a significant impact on the Company’s financial position or results of operations.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123(R) using the modified-prospective method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The Company estimates the adoption of Statement 123(R) may result in an increase to operating expense in the amount of $1.4 million for the year ended December 31, 2005. However, this estimate may vary as it will depend on factors such as the level of share-based payments granted in the future. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operation cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in 2004, 2003 and 2002.

3.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets as specified in SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company wrote off all of its goodwill in the first quarter of 2001. The Company’s other intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.9 million as of December 31, 2004 and 2003 and accumulated amortization of $4.1 million and $3.0 million as of December 31, 2004 and 2003, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 3.3 years.

Aggregate amortization expense on patents and trademarks was approximately $1.1 million for the three years ended December 31, 2004, 2003, and 2002.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

4.

Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, restricted cash and investments as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents :
Cash	$10,191	$—	$—	$10,191
Money market	1,007	—	—	1,007
Cash and cash equivalents	11,198	—	—	11,198
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short term investments:
Corporate notes and bonds	1,502		(3)	1,499
U.S. Government and agency securities	16,840	—	(44)	16,796
Short term investments	18,342	—	(47)	18,295
Long term investments:
U.S. Government and agency securities	20,329	—	(87)	20,242
Corporate notes and bonds	37,483	—	(565)	36,918
Long term investments	57,812	—	(652)	57,160
Cash and equivalents, restricted cash, short-term and long term investments	$87,906	$—	$(699)	$87,207

	December 31, 2003
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents :
Cash	$6,145	$—	$—	$6,145
Money market	18,381	—	—	18,381
Cash and cash equivalents	24,526	—	—	24,526
Restricted cash:
Certificates of deposit	368	—	—	368
Corporate notes and bonds	554	—	—	554
Money market	2,800	—	—	2,800
Restricted cash	3,722	—	—	3,722
Short term investments:
Corporate notes and bonds	35,378	132	(1)	35,509
U.S. Government and agency securities	12,104	75	—	12,179
Short term investments	47,482	207	(1)	47,688
Long term investments:
U.S. Government and agency securities	13,848	4	(11)	13,841
Corporate notes and bonds	73,272	26	(301)	72,997
Long term investments	87,120	30	(312)	86,838
Cash and equivalents, restricted cash, short-term and long term investments	$162,850	$237	$(313)	$162,774

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2004 (in thousands):

	Amortized Cost	Estimated Fair Value

Due within one year	$1,502	$1,499
Due after one year through three years	37,483	36,918
Asset-backed and agency securities with various maturities	37,169	37,038

	$76,154	$75,455

Total restricted cash as of December 31, 2004 and 2003 is $554,000 and $3.7 million, respectively. As of December 31, 2004 and 2003 the total restricted cash includes $554,000 and $922,000, respectively, related to letters of credit for facility leases.

5.

Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expenses as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Accrued expenses:
Payroll and related accrual	$1,425	$1,103
Restructuring accrual	—	46
Legal and related accrual	167	400
Deferred rent accrual	140	51
Sales and Marketing related accrual	2,051	901
Sales tax accrual	454	407
Other accrual	1,304	871
Accrued expenses	$5,541	$3,779

6.

Allowance for Doubtful Accounts

As of December 31, 2004, and 2003, the allowance for doubtful accounts totaled $6,305 and $1,285, respectively. Increases in the allowance for doubtful accounts totaled $5,020 and $1,285 for the years ended December 31, 2004 and 2003, respectively. Write-offs against the allowance for doubtful accounts totaled $0 for the years ended December 31, 2004 and 2003.

7.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed principally on a straight-line method over the estimated useful life of the asset, ranging from three to five years. Property and equipment is summarized as follows (in thousands):

	2004	2003
Furniture and equipment	$1,713	$1,713
Computers and software	10,361	20,631
Leasehold improvements	1,193	1,851
	13,267	24,195
Less accumulated depreciation and amortization	(9,794)	(19,982)
Property and equipment, net	$3,473	$4,213

During 2004, 2003 and 2002, depreciation expense was approximately $2.0 million, $2.7 million and $5.3 million, respectively.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

8.

Income Taxes

The provision for income taxes consists solely of minimum state taxes. The Company’s effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below (in thousands):

	2004	2003
Deferred tax assets (liabilities):
Net operating loss carryforward	$109,588	$105,710
Research credits	633	633
Other credits	114	114
Depreciation	(835)	86
Capitalized start-up costs	(260)	445
Accruals	1,322	1,253
Total deferred tax assets	110,562	108,241
Valuation allowance	(110,562)	(108,241)
Net deferred tax assets	$—	$—

Because the Company is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

The Company has a net operating loss carryforward of approximately $284.2 million and $222.1 million for federal and state income tax purposes at December 31, 2004, respectively, and approximately $274.4 million and $212.7 million for federal and state income tax purposes at December 31, 2003, respectively, which can be carried forward to offset future taxable income. At December 31, 2004 and 2003, the Company had available a tax credit carryforward of approximately $747,000, which can be carried forward to offset future taxable liabilities. The Company’s federal net operating losses will begin to expire in 2018; state net operating losses will begin to expire in 2006. The federal credits begin to expire in 2018 and the state credits will begin to expire in 2006. The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions which may limit the net operating losses carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. The provision for income taxes is comprised of (in thousands):

	2004	2003	2002
Current
Federal	$—	$—	$—
State	1	1	2
	1	1	2
Deferred	—	—	—
Provision for income taxes	$1	$1	$2

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2004	2003	2002
Income tax at statutory federal rate	$(1,609)	$(3,171)	$(2,328)
State income taxes, net of federal benefit	(276)	(544)	(397)
Effect of tax credits	—	—	—
Effect of permanent differences	3	228	199
Other	—	(1,139)	—
Change in valuation allowance	1,883	4,627	2,528
	$1	$1	$2

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

9.

Commitments and Contingencies

Operating Leases

The following is a schedule of future minimum lease payments under operating leases at December 31, 2004 (in thousands):

Operating
Years ended:
2005	$607
2006	632
2007	694
2008	751
2009	794
Thereafter	134
$3,612

Total rent expense from operations for the years ended December 31, 2004, 2003 and 2002 were $1.1 million, $935,000, and $796,000, respectively.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2010. As of December 31, 2004, the Company maintained a letter of credit for the facility lease in the amount of $554,000.

10.

Return of Capital

In January 2004, the Board of Directors declared a return of capital cash dividend of $1.75 per share to shareholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. Based on 45,045,514 (22,522,757 shares after the 1:2 reverse split, see Note 11) common shares outstanding, less treasury stock of approximately 648,000 (324,000 shares after the 1:2 reverse split) on the date of record, February 9, 2004, the total cash dividend was approximately $78 million.

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

11.

Reverse Split

In January 2004, the Board of Directors authorized a reverse stock split proposal of the Company’s common stock, which was approved by the shareholders at the annual meeting on April 23, 2004. The Board of Directors was given the authority by the shareholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by the Board of Directors at the time it elected to effect the split. The par value of the Company’s common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively. In April 2004, following shareholder approval, the Board of Directors authorized a reverse stock split of the Company’s common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every 2 shares of the Company’s common stock were combined into one share. The Company paid cash in lieu of fractional shares. All share amounts have been retroactively adjusted to reflect the reverse split.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

12.

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

13.

Restructuring

In October 2000, the Company’s management approved and implemented a restructuring plan as part of a move to streamline operations, reduce infrastructure and overhead and eliminate excess and duplicative facilities. There were no restructuring charges for the years ended December 31, 2004, 2003 and 2002. A summary of the restructuring provision and accrual activity is set forth below (in thousands):

	2001 Provision	Utilized	Adjustment	Remaining Provision
December 31, 2002
Facility lease expenses	2,617	(2,329)	—	288
Total	$2,617	$(2,329)	$—	$288
December 31, 2003
Facility lease expenses	288	(512)	270	46
Total	$288	$512	$270	$46
December 31, 2004
Facility lease expenses	46	(46)	—	—
Total	$46	$(46)	$—	$—

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

As of December 31, 2004, the total number of shares authorized for issuance under the 1999 Plan is approximately 9,028,295 which amount includes an automatic annual increase to the share reserve of 3% of the Company’s outstanding common shares on the last trading day in December. The automatic increase on January 1, 2001 was 744,814 based upon 24,827,114 shares outstanding on the last day of 2000. The automatic increase on January 1, 2002 was 760,841 based upon 25,361,357 shares outstanding on the last day of 2001. The automatic increase on January 1, 2003 was 667,327 based upon 22,244,235 shares outstanding on the last day of 2002. The automatic increase on January 1, 2004 was 661,921 based upon 22,064,044 shares outstanding on the last day of 2003

In no event will this annual increase exceed 782,358 shares. In addition, no participant in the 1999 Plan may be granted stock options or direct stock issuances for more than 562,500 shares of common stock in total in any calendar year.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Options granted under the 1999 Plan generally vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. On November 3, 2004, the Company issued options to purchase 1,000,000 shares of common stock vesting immediately at a price of $17.50, representing an exercise price that was $3.14 higher than the fair market value on the date of grant of $14.36. During 2004, 2003 and 2002, the Company issued options to purchase a total of 1,220,626, 422,475 and 865,250 shares of common stock, respectively, at prices at or above the market price at the date of grant.

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	Number of Options
Balance at December 31, 2001	1,781	$15.52
Granted	866	8.84
Forfeited	(94)	28.78
Exercised	(390)	4.34
Balance at December 31, 2002	2,163	12.20
Granted	423	11.02
Forfeited	(167)	14.12
Exercised	(133)	4.02
Balance at December 31, 2003	2,286	12.20
Granted	1,221	16.54
Forfeited	(75)	15.42
Exercised	(224)	6.20
Balance at December 31, 2004	3,208	$14.28

The weighted-average fair value of stock grants for the years ended December 31, 2004, 2003 and 2002 using the Black-Scholes valuation method are as follows:

	2004	2003	2002
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$6.06	$3.40	$2.76
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	5.76	—	—
Total	$5.81	$3.40	$2.76

Weighted average exercise prices for 2004 stock options are as follows:

2004
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$12.20
Weighted-average exercise of stock options with an exercise price greater than the market price on the grant date	17.50
Total	$16.54

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2004 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.10-$0.12	34	3.7	$0.12	34	$0.12
$0.54-$0.54	15	4.1	0.54	15	0.54
$1.40-$1.40	7	4.6	1.40	7	1.40
$3.76-$4.78	413	5.9	4.08	407	4.07
$6.12-$8.78	960	7.2	7.03	735	7.05
$9.38-$13.89	466	8.4	10.54	190	10.28
$14.09-$20.26	1,059	9.6	17.40	1,042	17.44
$23.38-$23.38	104	5.3	23.38	104	23..38
$36.42-$36.42	40	5.1	36.42	40	36.42
$55.88-$79.00	101	4.8	62.78	101	62.78
$98.50-$131.50	7	4.9	123.71	7	123.71
$158.50-$158.50	2	4.9	$158.50	2	$158.50
$0.10-$158.50	3,208	7.8	$13.45	2,685	$14.28

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

Upon adoption of the plan, 150,000 shares of common stock were reserved for issuance. This reserve will automatically increase on the first trading day in January each year, beginning in calendar year 2000, by an amount equal to 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year. The increase on January 1, 2002 was 253,614 based upon 25,361,357 shares outstanding on December 31, 2001. The increase on January 1, 2003 was 222,443 based upon 22,244,235 shares outstanding on December 31, 2002. The increase on January 1, 2004 was 220,640 based upon 22,064,044 shares outstanding on December 31, 2003. In no event will any annual increase exceed 260,786 shares.

Total shares of common stock issued pursuant to the ESPP during 2004, 2003 and 2002 were 32,449, 26,867 and 16,872, respectively.

Savings Plan

During 1999, the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first 4% a participant contributes. The Company expensed approximately $140,996, $115,000 and $86,000 in 2004, 2003 and 2002, respectively, related to this plan.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

15.

Legal Proceedings

On December 30, 2004 VCode Holdings, Inc. and VData LLC filed suit against the Company, as well as Adidas-Salomon AG, Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific Corp. and Hitachi Global Storage Technologies (Thailand), Ltd., in the United States District Court for the District of Minnesota. The complaint alleges infringement of a patent allegedly covering use of data matrices and seeks an injunction, unspecified damages, and attorneys’ fees. The Company disputes the plaintiffs’ claims and intends to defend the lawsuit vigorously.

On October 22, 2004 Kara Technology Incorporated filed suit against the Company in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to the Company’s NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted the Company’s motion to transfer this suit to the United States District Court for the Central District of California. The Company disputes Kara Technology’s claims and intends to defend the lawsuit vigorously.

In May and June 2001, the Company was named, together with certain of the Company’s current or former board members and/or officers, as a defendant in 11 purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s initial public offering and secondary offering of the Company’s common stock. The lawsuits also name as defendants the principal underwriters in connection with the Company’s initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of the Company’s common stock. The lawsuits also allege that the Company and/or certain of the Company’s officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in the Company’s public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissory damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against the Company and certain of the Company’s current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, the Company moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, the Company’s current and former board members and/or officers were dismissed without prejudice. In February 2003, the court denied our motion to dismiss the consolidated amended class action complaint. In June 2003, the Company approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against the Company which was further documented in a Stipulation and Agreement of Settlement filed with the court. The proposed settlement was preliminarily approved by the court in February 2005, but remains subject to a fairness hearing and final approval by the court which has not yet occurred.

In addition to the class action lawsuits against the Company, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming Stamps.com Inc.) followed publicized reports that the Securities and Exchange Commission was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. The Company has placed its underwriters on notice of its rights to indemnification, pursuant to the Company’s agreements with the underwriters. The Company has also provided notice to its directors and officers insurers, and believes that the Company has insurance applicable to the lawsuits. The Company also believes that the claims against it and its officers and directors are without merit, and intend to defend the lawsuits vigorously.

Stamps.com Inc. is not currently involved in any other material legal proceedings, nor is the Company aware of any other material legal proceedings pending against it.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

16.

Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September	December
	(in thousands except per share data)
Fiscal Year 2004:
Revenues	$7,580	$8,161	$10,673	$11,698
Gross profit	4,650	5,174	7,191	7,790
Income (loss) from operations	(5,009)	(1,614)		835
Net income (loss)	(4,503)	(2,345)	660	1,455
Net income (loss) per share:
Basic	$(0.20)	$(0.10)	$0.03	$0.06
Diluted	$(0.20)	$(0.10)	$0.03	$0.06
Weighted average shares outstanding:
Basic	22,206	22,365	22,413	22,455
Diluted	22,206 *	22,365 *	23,237	23,430

Fiscal Year 2003:
Revenues	$4,556	$4,962	$5,302	$6,380
Gross profit	2,822	3,168	3,095	3,851
Loss from operations	(3,019)	(3,759)	(2,392)	(3,471)
Net loss	(2,069)	(2,843)	(1,741)	(2,674)
Net income (loss) per share:
Basic	$(0.10)	$(0.12)	$(0.08)	$(0.12)
Diluted	$(0.10)	$(0.12)	$(0.08)	$(0.12)
Weighted average shares outstanding:
Basic	22,183	21,976	22,006	22,057
Diluted	22,183 *	21,976 *	22,006 *	22,057 *

———————

*

Common equivalent shares are excluded from the diluted earnings per share calculation as their effect is anti- dilutive.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 11 day of March 2005.

STAMPS.COM INC.
By:	/s/ KENNETH MCBRIDE
Kenneth McBride
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KENNETH MCBRIDE Kenneth McBride	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005
/s/ KYLE HUEBNER Kyle Huebner	Chief Financial Officer (Principal Financial Officer)	March 11, 2005
/s/ JAMES A. HARPER James A. Harper	Chief Accounting Officer and Controller	March 11, 2005
* Kevin G. Douglas	Director	March 11, 2005
* Mohan P. Ananda	Director	March 11, 2005
* G. Bradford Jones	Director	March 11, 2005
* Lloyd I. Miller	Director	March 11, 2005

*By Kenneth McBride as Attorney-in-fact.