Form 10-Q
period 2005-03-31
STAMPS.COM INC
filed 2005-05-06
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 30, 2005, there were approximately 22,820,441 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2005

TABLE OF CONTENTS

STAMPS.COM INC.
BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,654	$11,198
Restricted cash	554	554
Short-term investments	17,138	18,295
Trade accounts receivable, net	1,886	1,534
Other accounts receivable	150	170
Other current assets	969	701
Total current assets	31,351	32,452
Property and equipment, net	3,475	3,473
Intangible assets, net	4,491	4,765
Long-term investments	60,137	57,160
Other assets	3,194	2,578
Total assets	$102,648	$100,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,554	$5,541
Total current liabilities	5,554	5,541
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2005 and 2004
Issued shares of 22,789 in 2005 and 22,633 in 2004
Outstanding shares of 22,619 in 2005 and 22,463 in 2004	45	45
Additional paid-in capital	601,955	601,064
Accumulated deficit	(502,471)	(504,112)
Treasury Stock, at cost, 170 shares in 2005 and 2004	(1,411)	(1,411)
Accumulated other comprehensive loss	(1,024)	(699)
Total stockholders’ equity	97,094	94,887
Total liabilities and stockholders’ equity	$102,648	$100,428

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months ended March 31,
	2005	2004
Revenues
Service fee	$9,100	$5,975
Product and other	2,697	1,605
Total revenues	11,797	7,580
Cost of revenues
Service fees	2,485	2,401
Product and other	659	529
Total cost of revenues	3,144	2,930
Gross profit	8,653	4,650
Operating expenses:
Sales and marketing	3,700	2,998
Research and development	1,505	2,280
General and administrative	2,385	4,381
Total operating expenses	7,590	9,659
Income (loss) from operations	1,063	(5,009)
Other income, net:
Interest income	551	506
Other income	64	—
Total other income, net	615	506
Income (loss) before income taxes	1,678	(4,503)
Provision for income taxes	37	—
Net income (loss)	$1,641	$(4,503)
Net income (loss) per share:
Basic	$0.07	$(0.20)
Diluted	$0.07	$(0.20)
Weighted average shares outstanding
Basic	22,514	22,206
Diluted	23,442	22,206

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$1,641	$(4,503)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	701	914
Compensation charge relating to the return of capital dividend	—	1,781
Changes in operating assets and liabilities:
Trade accounts receivable	(352)	(183)
Other accounts receivable	20	663
Accounts payable and accrued expenses	13	257
Other assets	(616)	(687)
Prepaid expenses	(268)	(249)
Net cash provided by (used in) operating activities	1,139	(2,007)
Investing activities:
Sale of short-term investments	4,877	30,338
Purchase of short-term investments	(3,743)	—
Sale of long-term investments	10,216	36,745
Purchase of long-term investments	(13,495)	—
Sale of restricted cash investments	—	554
Acquisition of property and equipment	(429)	(290)
Net cash (used in) provided by investing activities	(2,574)	67,347
Financing activities:
Proceeds from exercise of stock options	731	815
Issuance of common stock under ESPP	160	122
Return of capital dividend	—	(77,695)
Net cash provided by (used in) financing activities	891	(76,758)
Net decrease in cash and cash equivalents	(544)	(11,418)
Cash and cash equivalents at beginning of period	11,198	24,526
Cash and cash equivalents at end of period	$10,654	$13,108

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2005 AND 2004 IS UNAUDITED)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The financial statements included herein have been prepared by Stamps.com Inc. (“Stamps.com” or “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulation. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, the results of its operations for the three months ended March 31, 2005 and 2004, and its cash flows for the three months ended March 31, 2005 and 2004.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using the enacted tax rate in effect for the years in which the differences are expected to be realized or settled. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not a tax benefit will not be realized.

Due to the Company’s history of operating losses, no tax expense was recorded prior to fiscal 2005. However the Company recorded a tax provision subject to the corporate alternative minimum tax of approximately $37,000 for the three months ended March 31, 2005. The effective rate differs from the statutory rate due to the utilization of net operating loss carryovers which had a valuation allowance recorded against them.

Stock-Based Employee Compensation

The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2005 AND 2004 IS UNAUDITED)

SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2005		2004
Net income (loss) as reported	$1,641		$(4,503)
Add: Stock price based employee expense included in net loss	—		—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(328)		(560)
Net income (loss) pro forma	$1,313	$	(5,063)
Basic and diluted net income (loss) per common share-as reported	$0.07		$(0.20)
Basic and diluted net income (loss) per common share-pro forma	$0.06		$(0.23)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	—	—
Risk-free interest rate	3.74%	3.08%
Expected volatility	48%	48%
Expected life (in years)	5	5

For options granted during the three months ended March 31, 2005 and 2004, the Company's assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company's stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility.

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
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2005 AND 2004 IS UNAUDITED)

2.    Legal Proceedings

Please refer to "Part II - Other Information - Item 1 - Legal Proceedings" of this report for a discussion of legal proceedings.

3.    Net Income (Loss) per Share

Net income (loss) per share represents net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereinafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net income (loss) per share is calculated by dividing net income (loss) during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period. The following table reconciles income and share amounts utilized to calculate basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income	$1,641	$(4,503)

Basic - weighted average common shares	22,514	22,206
Diluted effect of common stock equivalents	928	—
Diluted - weighted average common shares	23,442	22,206

Earnings per share:
Basic	$0.07	$(0.20)
Diluted	$0.07	$(0.20)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2005	2004
Anti-dilutive stock option shares	1,268	2,222

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2005 AND 2004 IS UNAUDITED)

4.    Intangible Assets

The Company accounts for goodwill and other intangible assets as specified in SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.9 million as of March 31, 2005 and 2004 and accumulated amortization of $4.4 million and $3.3 million as of March 31, 2005 and 2004, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 3.1 years.

Aggregate amortization expense on intangible assets was approximately $274,000 and 277,000 for the three months ended March 31, 2005 and 2004, respectively.

5.    Comprehensive Loss

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$1,641	$(4,503)
Unrealized loss on investments	(325)	(31)
Comprehensive income (loss)	$1,316	$(4,534)

6.    Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. However in April 2005, the SEC released their final rule amending rule 4-01(a) of Regulation S-X regarding the effective date of compliance with Statement 123(R). Based on this ruling, the adoption for compliance with Statement 123(R) was postponed to be effective on the first interim or annual reporting of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company expects to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

▪
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

▪
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

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2005 AND 2004 IS UNAUDITED)

The Company plans to adopt Statement 123(R) using the modified-prospective method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operation cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

7.     Return of Capital

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

8.    Reverse Split

In January 2004, the Board of Directors authorized a reverse stock split proposal of the Company’s common stock, which was approved by the shareholders at the annual meeting on April 23, 2004. The Board of Directors was given the authority by the shareholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by the Board of Directors at the time it elects to effect a split. The par value of the Company’s common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively. All share amounts have been retroactively adjusted to reflect the reverse split.

9.    Subsequent Event

On April 26, 2005, the Company announced its intention to proceed with a year-long market test of PhotoStamps™, a form of postage that allows consumers to turn digital photos, designs or images into valid U.S. postage. The Company began taking pre-orders for the year-long test which it anticipates will begin in May 2005.

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

Stamps.com, NetStamps, PhotoStamps, Hidden Postage, Stamps.com Internet postage and the Stamps.com logo are our trademarks. This report also includes trademarks of entities other than Stamps.com.

Overview

Stamps.com Inc. (“Stamps.com”, “we”, “us” or “our”) is the leading provider of Internet-based postage solutions. Our core service allows customers to buy and print United States Postal Service (“US Postal Service” or “USPS”) approved postage using a PC, an ordinary inkjet or laser printer and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was approved the USPS in 1999 as the first licensed vendor to offer PC Postage in a software-only business model.

Our Services

We offer or have offered the following products and services to our customers:

Internet Postage Service

Our US Postal Service approved Internet Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes or labels using ordinary laser or inkjet printers. The service can be used for any class of mail except standard mail or periodicals including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. Our service requires no additional hardware; the user’s existing PC, printer and Internet connection are sufficient. Our software can be downloaded from the Internet or installed from a CD-ROM free of charge. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week from their PCs. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer to the US Postal Service. Customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 - $19.99 based on earlier pricing and promotion. As of March 31, 2005 our customer base consisted of approximately 375,000 customers who have downloaded our software and registered for one of our service plans.

Stamps.com offers its customers three primary ways to print Internet Postage. First, NetStamps™ enables customers to print postage for any value and any mail class on NetStamps labels. NetStamps can be used just like regular stamps. Second, shipping labels allow customers to print postage for packages on plain 8.5” x 11” paper and add electronic Delivery Confirmation at discounted prices. Third, Stamps.com’s original online postage solution for mailing, which is typically printed directly on envelopes or on other types of mail or labels, in a single step process that saves time and provides a professional look. Our Internet Postage service also incorporates address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the US. In addition, our Internet Postage service has been designed to integrate well into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

We ended the first quarter of 2005 with approximately 375,000 registered customers, up from approximately 312,000 at the end of the first quarter of 2004, and up from approximately 358,000 customers at the end of the fourth quarter of 2004. The increase in customers during the first quarter of 2005 was primarily due to a continued increase in customer acquisition through our marketing efforts. During the first quarter of 2005 we successfully billed approximately 291,000 unique registered customers for their monthly convenience fees, up from approximately 249,000 during the first quarter of 2004, and up from approximately 286,000 during the fourth quarter of 2004.

PhotoStamps™

 On August 10, 2004, we publicly launched a limited market test of PhotoStamps™, a new form of postage that allowed consumers to turn digital photos, designs or images into valid US postage. For the first time ever, people could create customized US postage using pictures of their children, pets, vacations, celebrations and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product was available via our website at www.photostamps.com. Customers uploaded a digital photograph or image file, customized the look and feel by choosing one of ten different border colors to complement the photos, selected the value of postage, and placed the order online. Each sheet included 20 individual PhotoStamps, and orders arrived via US Mail in a few business days. The first market test ended September 30, 2004, and the US Postal Service reviewed the first market test for a period of approximately seven months. In April 2005, we announced that PhotoStamps is expected to be available under authorization of the US Postal Service for a second year-long market test beginning May 17, 2005. We began taking pre-orders for PhotoStamps on April 26, 2005. However, see also "US Postal Service regulations or fee assessments may cause disruptions or discontinuance of our business" in the Risk Factors section.

Online Store

With the launch of NetStamps in July 2002, we re-opened our online store for selling NetStamps consumables directly to our customers. The Stamps.com online store has since expanded to sell themed NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. We plan to continue to increase the breadth of products offered in our online store, in order to enhance convenience for our customers.

Branded Insurance

The Stamps.com branded insurance offering allows users to insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any forms. We also offer official US Postal Service insurance along side our branded insurance product. Stamps.com Insurance is provided by Parcel Insurance Plan and underwritten by Fireman's Fund.

Recent Developments

In October 2003, we completed a study to understand the status of our net operation losses ("NOL" or "NOLs"). Based on that study, we believe that we have not undergone an Internal Revenue Code ("IRC") Section 382 change of control since our secondary offering in December 1999 that would trigger an impairment of the use of our NOLs. Under the complicated IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five percent shareholders within a three year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that as of March 31, 2005 there has been an approximately 26% shift in ownership compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com is requesting that all of our stockholders and prospective investors contact our company prior to allowing their ownership interest to reach a five percent level.

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

In January 2004, our Board of Directors authorized a reverse stock split proposal of our common stock, which was approved by our stockholders at the annual meeting on April 23, 2004. Our Board of Directors was given the authority by the stockholders to select the exact exchange ratio of either one-for-two (1:2), one-for-three (1:3) or one-for-four (1:4), with the exact ratio to be determined by our Board of Directors at the time they elect to effect a split. The par value of our common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock would be reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively.

In April 2004, following stockholder approval, our Board of Directors authorized a reverse stock split of our common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every two shares of our common stock was combined into one share. The par value of our common stock remained unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock was reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000, respectively, to 47,500,000 and 2,500,000, respectively. We paid cash in lieu of fractional shares.

In July 2004, we entered into an agreement with eBay Inc. (“eBay”) to settle litigation we filed against eBay in June 2003. Under this agreement, eBay paid us a one-time settlement of approximately $1.4 million recognized in the statement of operations for the year ending December 31, 2004 as other income. In addition, we also recognized the related litigation expenses in the amount of $1.4 million as a component of general and administrative expenses for the year ending December 31, 2004. Furthermore, eBay agreed to a three year licensing agreement for the use of software and intellectual property owned by Stamps.com.

In July 2004, we publicly launched PhotoStamps™. We concluded the market test of PhotoStamps™ on October 1, 2004 with more than 138,000 total sheets, or 2.75 million individual PhotoStamps, ordered.

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

In April 2005, we announced that PhotoStamps is expected to be available under authorization of the US Postal Service for a second year-long market test beginning May 17, 2005, and we began taking pre-orders for PhotoStamps on April 26, 2005.

Critical Accounting Policies

General. The discussion and analysis of our financial condition and results of operations are based on our Company’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Advertising Costs. We expense the costs of producing advertisements when the advertising first runs, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. Total advertising cost is currently immaterial.

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

Contingencies and Litigation. We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimatable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates. Refer to “Part II - Other Information - Item 1 - Legal Proceedings" of this report for a discussion of legal proceedings.

Results of Operations

During the first quarter of 2005, we experienced revenue growth in both service fee subscription and online store revenue with a total of $11.8 million of total quarterly revenue versus $7.6 million in the comparable period in 2004. Total postage printed using our service during the first quarter of 2005 was up 22% compared to the first quarter of 2004. Gross customer acquisition was approximately 77,000 during the first quarter of 2005, up from approximately 56,000 during the first quarter of 2004.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months ended March 31,
	2005	2004
Total Revenues
Service	77%	79%
Product and other	23%	21%
Total revenues	100%	100%
Cost of revenues
Service	21%	32%
Product	6%	7%
Total cost of revenues	27%	39%
Gross profit	73%	61%
Operating expenses:
Sales and marketing	31%	39%
Research and development	13%	30%
General and administrative	20%	58%
Total operating expenses	64%	127%
Income (loss) from operations	9%	(66)%
Other income, net	5%	7%
Income (loss) before income taxes	14%	(59)%
Provision for income taxes	0%	—
Net income (loss)	14%	(59)%

Revenue. Revenue was derived primarily from two sources: (1) service fees charged to customers for use of our Internet Postage service and (2) product sales and other revenue, consisting of online store revenue from the direct sale of consumables and supplies, advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our parcel insurance offering, and licensing revenue. Revenue increased $4.2 million, or 56%, to $11.8 million in the first quarter of 2005 from $7.6 million in the first quarter of 2004.

Service fee revenue increased $3.1 million, or 52%, from $6.0 million in the first quarter of 2004 to $9.1 million in the first quarter of 2005. As a percentage of total revenue, service fee revenue decreased two percentage points from 79% in the first quarter of 2004 to 77% in the first quarter of 2005. The increase in service fee revenue is primarily due to the growth of our customer base. Furthermore, during the first quarter of 2005 our customer base included a greater percentage of Power Plan customers as compared to the first quarter of 2004. This resulted in higher service fee revenues per customer. The decrease in service fee revenue as a percentage of total revenue is mainly attributable to the increase in product and other revenue as we continued to expand our consumable offerings through our online store and new licensing revenue. As of March 31, 2005, Power Plan customers accounted for 60% of total registered customers as compared to 36% at the end of March 31, 2004. We expect our service fee revenue to continue to increase in future periods as we convert our Simple Plan customers to the Power Plan and as we add to our customer base.

Product sales and other revenue increased $1.1 million, or 68%, from $1.6 million in the first quarter of 2004 to $2.7 million in the first quarter of 2005. As a percentage of total revenue, product sales and other revenue increased two percentage points from 21% in the first quarter of 2004 to 23% in the first quarter of 2005. The increase is primarily due to the expansion of our consumable and supplies sales through our online store and a new licensing revenue stream which was approximately $450,000 during the first quarter of 2005. We expanded the number of available products from approximately 18 stock keeping units (“skus”) as of March 31, 2004 to approximately 80 skus at the end of March 31, 2005, including specialty NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, digital scales, and printer cartridges, among other items. We expect product sales and other revenue to continue to increase slightly in future periods as we focus our marketing efforts on customer acquisition and PhotoStamps™.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, parcel insurance offering costs, customer misprints and products sold through our online store and the related costs of shipping and handling. Cost of revenue increased $214,000, or seven percent, from $2.9 million in the first quarter of 2004 to $3.1 million in the first quarter of 2005. As a percentage of total revenue, cost of revenue decreased 12 percentage points from 39% in the first quarter of 2004 to 27% in the first quarter of 2005. This decrease is primarily due to the decline in promotional expense as a percentage of revenue. Promotional costs are primarily incurred as customers are acquired and thereby may not correlate with changes in revenue.

Cost of service revenue increased $84,000, or three percent, from $2.4 million in the first quarter of 2004 to $2.5 million in the first quarter of 2005. As a percentage of total revenue, cost of service revenue decreased 11 percentage points from 32% in first quarter 2004 to 21% in first quarter 2005. The increase in cost of service revenue is primarily due to the increase in credit card processing fees and operation system costs as a result of our larger customer base, though this increase was lessened by the decrease in promotional expense. Promotional expense declined by approximately $113,000 in the first quarter of 2005 as compared to the first quarter of 2004, a decrease of 13%. The decrease in promotional expense is attributable to the decrease in the redemption rate of our promotional offerings. In addition, during the first quarter of fiscal 2004, we incurred a charge to cost of service revenue of approximately $93,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in first quarter of 2005 and we do not currently anticipate any similar charge in the future. The decrease in cost of service revenue as a percentage of total revenue is primarily due to the decline in promotional expense as a percentage of revenue. Promotional costs are primarily incurred as customers are acquired and thereby may not correlate with changes in revenue.

Promotional expense typically involves offering free postage and a free digital scale to new customers. Such promotional expense was approximately $723,000 and $836,000 in the first quarter of 2005 and 2004, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period when a customer is acquired. However, the revenue associated with the acquired customer is earned over the customer's lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period. We expect the cost of service revenue to increase in future periods as we acquire a greater number of customers resulting in larger promotional expense.

Cost of product sales and other revenue increased $130,000, or 25%, from $529,000 in the first quarter of 2004 to $659,000 in the first quarter of 2005. As a percentage of total revenue, cost of product sales and other revenue decreased from seven percent to six percent in the first quarter of 2004 and 2005, respectively. The increase in cost of product sales and other revenue is primarily due to the expansion of available products offered through our online store and the amortization cost of the patents related to the licensing revenue. We expect the cost of product sales and other revenue to remain at this level in future periods, while declining as a percentage of such amounts.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense increased $702,000, or 23%, from $3.0 million in the first quarter of 2004 to $3.7 million in the first quarter 2005. As a percentage of total revenue, sales and marketing expense decreased eight percentage points from 39% in the first quarter of 2004 to 31% in the first quarter of 2005. The increase in sales and marketing expense is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers. During fiscal year 2004 and continuing through the first quarter of 2005, we focused our acquisition efforts on existing programs as well as new marketing channels. Ongoing marketing programs include the following: web partnerships; software and hardware-based partnerships; retail partnerships; customer referral programs; customer remarketing efforts; telemarketing; direct mail; and online advertising. During the first quarter of fiscal 2004, we incurred a charge to sales and marketing of approximately $328,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in first quarter of 2005 and we do not currently anticipate any similar charge in the future. We currently expect sales and marketing expenses to increase both on an absolute basis and as a percentage of revenue as we begin to market PhotoStamps™ and increase our customer acquisition efforts during 2005.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense decreased $775,000, or 34%, from $2.3 million in the first quarter of 2004 to $1.5 million in fiscal 2005. As a percentage of total revenue, research and development expense decreased 17 percentage points from 30% in the first quarter of 2004 to 13% in fiscal 2005. The decrease in research and development expense is primarily due to the decrease in compensation charge relating to the return of capital dividend in fiscal year 2004. During the first quarter of fiscal 2004, we incurred a charge of approximately $900,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by research and development personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2005 and we do not currently anticipate any similar charge in the future. We currently expect research and development expense to remain at this level over the future quarters of fiscal 2005.

General and Administrative. General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expense decreased $2.0 million, or 46%, from $4.4 million in the first quarter of 2004 to $2.4 million in the first quarter of 2005. As a percentage of total revenue, general and administrative expense decreased 38 percentage points from 58% in the first quarter of 2004 to 20% in the first quarter of 2005. The decrease in general and administrative expense both on an absolute basis and as a percentage of revenue is primarily due to the decrease in compensation charge relating to the return of capital dividend. During the first quarter of fiscal 2004, we incurred a charge of approximately $1.6 million relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by general and administrative personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We currently expect general and administrative expenses to increase slightly in future quarters of fiscal 2005.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments and income relating to a legal settlement in the amount of $64,000. Other income, net increased $109,000, or 22%, from $506,000 in the first quarter of 2004 to $615,000 in first quarter of 2005. The increase is attributable to the legal settlement and higher interest rates. As a percentage of total revenue, other income, net decreased from seven percent in the first quarter of 2004 to five percent in the first quarter of 2005.

Liquidity and Capital Resources

As of March 31, 2005 we had approximately $88.5 million in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through March 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at March 31, 2005 (in thousands):

Operating

Nine months ending December 31, 2005	$460
Years ended:
2006	632
2007	694
2008	751
2009	794
Thereafter	134
$3,465

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

Net cash provided by operating activities was $1.1 million in the first quarter of 2005. Net cash used in operating activities was $2.0 million in the first quarter of 2004. The decrease in net cash used in operating activities resulted primarily from the increase in revenue and expanding gross margin and operating cash flow.

Net cash used in investing activities was $2.6 million in the first quarter of 2005. Net cash provided by investing activities was $67.3 million in the first quarter of 2004. The decrease in net cash used in investing activities resulted primarily from the sale of investments to fund the return of capital cash dividend in February 2004.

Net cash provided by financing activities was $891,000 in the first quarter of 2005. Net cash used in financing activities was $76.8 million in the first quarter of 2004. The decrease in net cash used in financing activities resulted primarily from the return of capital cash dividend paid in February 2004.

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

Our future profitability will depend on our ability to successfully implement our strategy of increasing the adoption of our service. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as:

•	The costs of our marketing programs to establish and promote the Stamps.com brands;

•	The demand for our service;

•	Our ability to develop and maintain strategic distribution relationships;

•	The number, timing and significance of new products or services introduced by us and by our competitors;

•	Our ability to develop, market and introduce new and enhanced services on a timely basis;

•	The level of service and price competition;

•	Our operating expenses;

•	US Postal Service regulation and policies relating to PC Postage and to PhotoStamps; and

•	General economic factors.

We have a history of losses and we may incur losses in the future which may reduce the trading price of our common stock.

We have experienced significant net losses since our inception and we may experience net losses in the future. We incurred net losses of $4.7 million for the year ended December 31, 2004, though we realized net income of $1.6 million for the quarter ended March 31, 2005 and $1.5 million for the quarter ended December 31, 2004. Although we achieved profitability during the first quarter of fiscal year 2005 and the last two fiscal quarters of 2004, we cannot be certain that we will be able to sustain or increase such profitability in the future.

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

On January 31, 2005, Craig Ogg, our VP of R&D, resigned from his position with our Company in order to pursue other endeavors. Immediately following that event, JP Leon, our VP of Advanced Technology, assumed the leadership role for the R&D team. Changes in the direction of or delays in, our software development could harm our business, financial condition and results of operations.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 46 issued US patents, 76 pending US patent applications, 12 international patents and 19 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

Risks Related to Our Industry

US Postal Service regulations or fee assessments may cause disruptions or discontinuance of our business

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

The US Postal Service could decide to suspend or cancel the market test of PhotoStamps that we are planning to undertake, and may do so in the event that there is sufficient cause to believe that the market test presents unacceptable risk to the US Postal Service revenues, degradation of the ability of the US Postal Service to process or deliver mail produced by the test participants, an assessment that continuation of the test may expose the US Postal Service or its customers to legal liability, or in the event of an assessment that continuation of the market test will cause public or political embarrassment or harm to the US Postal Service in any way. If the US Postal Service decides to suspend or cancel the market test of PhotoStamps, our revenues and operating results may suffer.

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

Risks Related to Our Stock

The tax value of our net operating losses could be impaired if we trigger a change of control pursuant to Section 382 of the IRC.

Under the complicated rules of IRC Section 382, a change in ownership can occur whenever there is a shift in ownership by more than 50% by one or more five-percent shareholders within a three-year period. If a change of ownership is triggered, our NOLs may be impaired, which could harm stockholder value.

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

The US Postal Service may object to a change of control of our common stock.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of 360 days at March 31, 2005. Our cash equivalents and investments, net of restricted cash, approximated $88 million and had a related weighted average interest rate of approximately 2.9%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors during the period covered by this quarterly report that could affect these controls subsequent to the date of their evaluation.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(b) Reports on Form 8-K

On April 28, 2005, Stamps.com filed a report on Form 8-K, which reported earnings for the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC. (Registrant)

May 6, 2005	By:	/s/ KEN MCBRIDE

Ken McBride Chief Executive Officer

May 6, 2005	By:	/s/ KYLE HUEBNER

Kyle Huebner Chief Financial Officer

May 6, 2005	By:	/s/ JAMES A. HARPER

James A. Harper Chief Accounting Officer