Form 10-Q
period 2005-06-30
STAMPS.COM INC
filed 2005-08-08
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were approximately 22,976,613 shares of the registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,679	$11,198
Restricted cash	554	554
Short-term investments	19,690	18,295
Trade accounts receivable, net	1,889	1,534
Other accounts receivable	—	170
Other current assets	1,363	701
Total current assets	35,175	32,452
Property and equipment, net	4,419	3,473
Intangible assets, net	4,215	4,765
Long-term investments	60,526	57,160
Other assets	3,283	2,578
Total assets	$107,618	$100,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,559	$5,541
Total current liabilities	6,559	5,541
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2005 and 2004
Issued shares of 22,943 in 2005 and 22,633 in 2004
Outstanding shares of 22,773 in 2005 and 22,463 in 2004	46	45
Additional paid-in capital	603,405	601,064
Accumulated deficit	(500,350)	(504,112)
Treasury Stock, at cost, 170 shares in 2005 and 2004	(1,411)	(1,411)
Accumulated other comprehensive loss	(631)	(699)
Total stockholders’ equity	101,059	94,887
Total liabilities and stockholders’ equity	$107,618	$100,428

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Revenues:
Service	$10,439	$6,641	$19,539	$12,616
PhotoStamps	1,159	—	1,159	—
Product and other	2,625	1,520	5,322	3,125
Total revenues	14,223	8,161	26,020	15,741
Cost of revenues:
Service	2,543	2,521	5,028	4,922
PhotoStamps	764	—	764	—
Product and other	676	466	1,335	995
Total cost of revenues	3,983	2,987	7,127	5,917
Gross profit	10,240	5,174	18,893	9,824
Operating expenses:
Sales and marketing	4,439	2,733	8,139	5,731
Research and development	1,571	1,404	3,076	3,684
General and administrative	2,512	2,651	4,897	7,032
Total operating expenses	8,522	6,788	16,112	16,447
Income (loss) from operations	1,718	(1,614)	2,781	(6,623)
Other income (loss), net:
Other income	—	—	64	—
Interest income	446	256	997	762
Loss on disposal of assets	—	(987)	—	(987)
Total other income (loss), net	446	(731)	1,061	(225)
Income (loss) before income taxes	2,164	(2,345)	3,842	(6,848)
Provision for income taxes	43	—	80	—
Net income (loss)	$2,121	$(2,345)	$3,762	$(6,848)
Net income (loss) per share:
Basic	$0.09	$(0.10)	$0.17	$(0.31)
Diluted	$0.09	$(0.10)	$0.16	$(0.31)
Weighted average shares outstanding
Basic	22,689	22,365	22,602	22,287
Diluted	23,819	22,365	23,631	22,287

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months ended June 30,
	2005	2004
Operating activities:
Net income (loss)	$3,762	$(6,848)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,488	1,798
Loss on disposal of capitalized assets	—	987
Compensation charge relating to the return of capital dividend	—	1,781
Changes in operating assets and liabilities:
Trade accounts receivable, net	(355)	(262)
Other accounts receivable	170	684
Accounts payable and accrued expenses	1,018	319
Other assets	(705)	(86)
Prepaid expenses	(662)	(107)
Net cash provided by (used in) operating activities	4,716	(1,734)

Investing activities:
Sale of short-term investments	4,877	48,475
Purchase of short-term investments	(6,373)	(8,569)
Sale of long-term investments	37,197	52,968
Purchase of long-term investments	(40,394)	(30,612)
Sale of restricted cash investments	—	3,168
Acquisition of property and equipment	(1,884)	(1,359)
Net cash (used in) provided by investing activities	(6,577)	64,071

Financing activities:
Proceeds from exercise of stock options	2,182	950
Issuance of common stock under ESPP	160	122
Return of capital dividend	—	(77,695)
Net cash provided by (used in) financing activities	2,342	(76,623)
Net increase (decrease) in cash and cash equivalents	481	(14,286)
Cash and cash equivalents at beginning of period	11,198	24,526
Cash and cash equivalents at end of period	$11,679	$10,240

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2005 AND 2004 IS UNAUDITED)

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

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004.

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

Due to the Company’s history of operating losses, no tax expense was recorded prior to fiscal 2005. However the Company recorded a tax provision subject to the corporate alternative minimum tax of approximately $43,000 and $80,000 for the three and six months ended June 30, 2005, respectively. The effective rate differs from the statutory rate due to the utilization of net operating loss carryovers which had a valuation allowance recorded against them.

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
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2005 AND 2004 IS UNAUDITED)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$2,121	$(2,345)	$3,762	$(6,848)
Add: Stock price based employee expense included in net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(274)	(527)	(602)	(1,088)
Net income (loss) pro forma	$1,847	$(2,872)	$3,160	$(7,936)
Basic net income (loss) per common share-as reported	$0.09	$(0.10)	$0.17	$(0.31)
Diluted net income (loss) per common share-as reported	$0.09	$(0.10)	$0.16	$(0.31)
Basic net income (loss) per common share-pro forma	$0.08	$(0.13)	$0.14	$(0.36)
Diluted net income (loss) per common share-pro forma	$0.08	$(0.13)	$0.13	$(0.36)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.01%	3.37%	3.84%	3.26%
Expected volatility	48%	48%	48%	48%
Expected life (in years)	5	5	5	5

For options granted during the three and six months ended June 30, 2005 and 2004, the Company's assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company's stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility.

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
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2005 AND 2004 IS UNAUDITED)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,121	$(2,345)	$3,762	$(6,848)

Basic - weighted average common shares	22,689	22,365	22,602	22,287
Diluted effect of common stock equivalents	1,130	—	1,029	—
Diluted - weighted average common shares	23,819	22,365	23,631	22,287

Earnings per share:
Basic	$0.09	$(0.10)	$0.17	$(0.31)
Diluted	$0.09	$(0.10)	$0.16	$(0.31)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Anti-dilutive stock options shares	251	2,270	759	2,270

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2005 AND 2004 IS UNAUDITED)

4.  Intangible Assets

The Company accounts for goodwill and other intangible assets as specified in SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.9 million as of June 30, 2005 and 2004 and accumulated amortization of $4.7 million and $3.6 million as of June 30, 2005 and 2004, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 2.8 years.

Aggregate amortization expense on intangible assets was approximately $275,000 and 277,000 for the three months ended June 30, 2005 and 2004, respectively.

5. Comprehensive Loss

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$2,121	$(2,345)	$3,762	$(6,848)
Unrealized income (loss) on investments	393	(434)	68	(465)
Comprehensive income (loss)	$2,514	$(2,779)	$3,830	$(7,313)

6. Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. However in April 2005, the SEC released their final rule amending rule 4-01(a) of Regulation S-X regarding the effective date of compliance with Statement 123(R). Based on this ruling, the adoption for compliance with Statement 123(R) was postponed to be effective on the first interim or annual reporting of the registrant’s first fiscal year beginning on or after June 15, 2005. We expect to adopt Statement 123(R) on January 1, 2006.

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

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2005 AND 2004 IS UNAUDITED)

The Company plans to adopt Statement 123(R) using the modified prospective method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operation cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

8. Reverse Split

In April 2004, following shareholder approval, the Board of Directors authorized a reverse stock split of the Company’s common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every 2 shares of the Company’s common stock were combined into one share. The Company paid cash in lieu of fractional shares. The par value of the Company’s common stock remained unchanged at $0.001 per share, and the number of authorized shares of common stock and preferred stock were reduced proportionately, by the reverse split ratio, from 95,000,000 and 5,000,000 to 47,500,000 and 2,500,000, respectively.

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

Overview

Stamps.com Inc. (“Stamps.com”, “we”, “us” or “our”) is the leading provider of Internet-based postage solutions. Our core service allows customers to buy and print United States Postal Service (“US Postal Service” or “USPS”) approved postage using a PC, an ordinary inkjet or laser printer and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was approved by the USPS in 1999 as the first licensed vendor to offer PC Postage in a software-only business model. On August 10, 2004, we publicly launched a market test of PhotoStamps™, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. We completed the first market test on September 30, 2004 and launched a second market test of PhotoStamps on May 17, 2005. Throughout this document and in general when we refer to the core business, we mean the Internet Postage business which excludes only the PhotoStamps business.

Our Services

We offer the following products and services to our customers:

Internet Postage Service

Our US Postal Service approved Internet Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes or labels using ordinary laser or inkjet printers. The service can be used for any class of mail except standard mail or periodicals including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. Our service requires no additional hardware; the user’s existing PC, printer and Internet connection are sufficient. Our software can be downloaded from the Internet or installed from a CD-ROM free of charge. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week from their PCs. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer to the US Postal Service. Customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 - $19.99 based on earlier pricing and promotion. As of June 30, 2005 our customer base consisted of approximately 381,000 customers who have downloaded our software and are presently registered for one of our service plans.

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

We ended the second quarter of 2005 with approximately 381,000 registered customers, up from approximately 320,000 at the end of the second quarter of 2004, and up from approximately 375,000 customers at the end of the first quarter of 2005. The increase in customers during the second quarter of 2005 was primarily due to a continued increase in customer acquisition through our marketing efforts. During the second quarter of 2005 we successfully billed approximately 300,000 unique registered customers for their monthly convenience fees, up from approximately 258,000 during the second quarter of 2004, and up from approximately 291,000 during the first quarter of 2005.

PhotoStamps™

On August 10, 2004, we publicly launched a limited market test of PhotoStamps™, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our website at www.photostamps.com, which we run separately from our core business website and separately from our Internet Postage service Customers upload a digital photograph or image file, customize the look and feel by choosing one of ten different border colors to complement the photos, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. The first market test ended September 30, 2004. The US Postal Service reviewed the first market test for a period of approximately seven months and in April 2005, we announced that PhotoStamps would be available under authorization of the US Postal Service for a second year-long market which began on May 17, 2005. In the first approximately six weeks of the test, from May 17 through June 30, we shipped approximately 68 thousand sheets of PhotoStamps. While we are hopeful that the USPS will ultimately approve PhotoStamps following the end of this second test period, there are many risks relating to this offering. See “US Postal Service regulations or fee assessments may cause disruptions or discontinuance of our business” in the Risk Factors section below.

Online Store

With the launch of NetStamps in July 2002, we began selling NetStamps consumables directly to our customers via our online store which is marketed to our customers from within our Internet Postage software. The Stamps.com online store has since expanded to sell themed NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. We plan to continue to increase the breadth of products offered in our online store, in order to enhance convenience for our customers.

Branded Insurance

We offer a Stamps.com branded insurance offering to users so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any forms. We also offer official US Postal Service insurance alongside our branded insurance product. Stamps.com Insurance is provided by Parcel Insurance Plan and underwritten by Fireman's Fund.

Recent Developments

In October 2003, we completed a study to understand the status of our net operation losses ("NOL" or "NOLs"). Based on that study, we believe that we have not undergone an Internal Revenue Code ("IRC") Section 382 change of control since our secondary offering in December 1999 that would trigger an impairment of the use of our NOLs. Under the complicated IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five percent shareholders within a three year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that as of June 30, 2005 there has been an approximately 22% shift in ownership compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com is requesting that all of our stockholders and prospective investors contact our company prior to allowing their ownership interest to reach a five percent level.

In January 2004, our Board of Directors declared a return of capital cash dividend of $1.75 per share to stockholders of record as of the close of business on February 9, 2004, paid on February 23, 2004. Based on 45,045,514 common shares outstanding, less treasury stock of approximately 648,000 shares, on the date of record, the total cash dividend was approximately $78 million.

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

In July 2004, we received authorization from the US Postal Service to proceed with the first market test of our new form of postage called PhotoStamps™. We concluded the market test of PhotoStamps™ on September 30, 2004 with more than 138,000 total sheets, or 2.75 million individual PhotoStamps, ordered during that seven and one half week period. In April 2005, we announced that PhotoStamps would be available under authorization of the US Postal Service for a second market test which began on May 17, 2005 and which is expected to last one year. In the first approximately six weeks of the test, from May 17 through June 30, we shipped approximately 68 thousand sheets of PhotoStamps, or approximately 1.4 million individual PhotoStamps.

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

On June 29, 2005, we released version 5.0 of our PC Postage software featuring a redesigned user interface with simpler navigation and richer web content. We also launched a beta version of our Stamps.com Enterprise, a product release that enables corporate customers to manage their corporate-wide mailing and shipping expenses.

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

Customers who purchase postage for use through our NetStamps™, shipping label or traditional postage features, pay face value, and the funds are transferred directly from the customers to the US Postal Service. No revenue is recognized for this postage as it is purchased by our customers directly from the US Postal Service.

PhotoStamps™ revenue includes the price of postage and is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

On a limited basis, we allow third parties to offer products and promotions to the Stamps.com customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements is currently immaterial.

We provide our customers the opportunity to purchase parcel insurance directly through the Stamps.com software. The insurance information is communicated directly to Parcel Insurance Plan for processing. The insurance is underwritten by Fireman’s Fund. We recognize revenue from our insurance offerings based on the shipment date of the item insured.

Licensing revenue for the use of our software and intellectual property is recognized when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

Advertising Costs. We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. Total advertising cost is currently immaterial.

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

Results of Operations

Throughout this document and in general when we refer to the core business, we mean the Internet Postage business which excludes only the PhotoStamps business line. During the second quarter of 2005, we experienced growth in our core business revenue with a total of $13.0 million of total quarterly revenue versus $8.2 million in the comparable period in 2004. Total postage printed using our core service during the second quarter of 2005 was up 26% compared to the second quarter of 2004. Gross customer acquisition in the core business was approximately 66,000 during the second quarter of 2005, up from approximately 46,000 during the second quarter of 2004. In addition, in May 2005 we began the second market test of our new form of postage called PhotoStamps. In the first approximately six weeks of the test, from May 17 through June 30, we shipped approximately 68 thousand sheets of PhotoStamps. As a result, we recognized revenue relating to PhotoStamps of $1.2 million during the second quarter of 2005. There was no PhotoStamps revenue during the second quarter of 2004 as the product had not yet launched.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total Revenues
Service	73%	81%	75%	80%
PhotoStamps	8%	—	5%	—
Product and other	19%	19%	20%	20%
Total revenues	100%	100%	100%	100%
Cost of revenues
Service	18%	31%	19%	31%
PhotoStamps	5%	—	3%	—
Product	5%	6%	5%	6%
Total cost of revenues	28%	37%	27%	37%
Gross profit	72%	63%	73%	63%
Operating expenses:
Sales and marketing	31%	33%	31%	36%
Research and development	11%	17%	12%	23%
General and administrative	18%	32%	19%	45%
Total operating expenses	60%	83%	62%	104%
Income (loss) from operations	12%	(20)%	11%	(41)%
Other income (expense), net	3%	(9)%	4%	(1)%
Income (loss) before income taxes	15%	(29)%	15%	(42)%
Provision for income taxes	0%	—	0%	—
Net income (loss)	15%	(29)%	15%	(42)%

Revenue. Revenue was derived primarily from three sources: (1) service fees charged to customers for use of our Internet Postage service; (2) PhotoStamps revenue from the direct sale of PhotoStamps; and (3) product sales and other revenue, consisting of online store revenue from the direct sale of consumables and supplies, advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our parcel insurance offering, and licensing revenue. Revenue increased $6.0 million, or 74%, to $14.2 million in the second quarter of 2005 from $8.2 million in the second quarter of 2004. Revenue increased $10.3 million, or 65%, to $26.0 million in the six months ended June 30, 2005 from $15.7 million in the same period of 2004.

Service fee revenue increased $3.8 million, or 57%, to $10.4 million in the second quarter of 2005 from $6.6 million in the second quarter of 2004. Service fee revenue increased $6.9 million, or 55%, to $19.5 million in the six months ended June 30, 2005 from $12.6 million in the same period of 2004. As a percentage of total revenue, service fee revenue decreased eight percentage points from 81% to 73% during the second quarter of 2004 and 2005, respectively. As a percentage of total revenue, service fee revenue decreased five percentage points from 80% to 75% during the six months ended June 30, 2004 and 2005, respectively.

The increase in service fee revenue is primarily due to the growth of our customer base and the migration of our existing customers from the older Simple Plan price point of $4.49 per month to the Power Plan at $15.99 per month resulting in higher service fee revenue per customer. The decrease in service fee revenue as a percentage of total revenue during the second quarter and six months ended June 30, 2005 is mainly attributable to the addition of PhotoStamps revenue in the second quarter of 2005. As of June 30, 2005, Power Plan customers accounted for 68% of total registered customers as compared to 40% at the end of June 30, 2004. We expect our service fee revenue to continue to increase in future periods as we continue to migrate our Simple Plan customers to the Power Plan and as we add to our customer base.

In the first approximately six weeks of the test, from May 17 through June 30, we shipped approximately 68 thousand sheets of PhotoStamps, resulting in PhotoStamps revenue of approximately $1.2 million for the second quarter and six months ended June 30, 2005. We had no PhotoStamps revenue for the quarter and six months ended June 30, 2004 as the product had not yet launched. PhotoStamps revenue as a percentage of total revenue was eight and five percentage points for the quarter and six months ended June 30, 2005, respectively. In April 2005, we received authorization from the US Postal Service for a second year-long market test that began on May 17, 2005. We expect PhotoStamps revenue to grow in future periods as we expand our sales of PhotoStamps during the remainder of the test period.

Product sales and other revenue increased $1.1 million, or 73%, to $2.6 million in the second quarter of 2005 from $1.5 million in the second quarter of 2004. Product sales and other revenue increased $2.2 million, or 70%, to $5.3 million in the six months ended June 30, 2005 from $3.1 million in the same period of 2004. The increase is primarily due to the expansion of our consumable and supplies sales through our online store and a new licensing revenue stream which was approximately $450,000 during the second quarter of 2005. We expanded the number of available products from approximately 66 stock keeping units (“SKUs”) as of June 30, 2004 to approximately 84 SKUs at the end of June 30, 2005; online store supplies include specialty NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, digital scales, and printer cartridges, among other items. We expect overall product sales and other revenue to continue to increase in future periods as we continue to focus our marketing efforts on customer acquisition and continue to expand the breadth of SKUs offered in the online store.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the face value cost of postage for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our online store and the related costs of shipping and handling. Cost of revenue increased $1.0 million, or 33%, to $4.0 million in the second quarter of 2005 from $3.0 million in the second quarter of 2004. Cost of revenue increased $1.2 million, or 20%, to $7.1 million in the six months ended June 30, 2005 from $5.9 million in the same period of 2004. As a percentage of total revenue, cost of revenue decreased from 37% to 28% for the second quarter 2004 and 2005, respectively. As a percentage of total revenue, cost of revenue decreased from 37% to 27% for the six months ended June 30, 2004 and 2005, respectively. This decrease is primarily due to the decline in promotional expense as a percentage of revenue. Promotional costs are primarily incurred as customers are acquired and thereby may not correlate with short term changes in revenue.

Cost of service revenue was approximately $2.5 million for the second quarter of each of 2004 and 2005. Cost of service revenue was approximately $5.0 million for the six months ended in each of June 30, 2004 and 2005. As a percentage of total revenue, cost of service revenue decreased from 31% to 18% for the second quarter 2004 and 2005, respectively. As a percentage of total revenue, cost of service revenue decreased from 31% to 19% for the six months ended June 30, 2004 and 2005, respectively.

Cost of service revenue remained constant during the second quarter and six months ended June 30, 2005 and 2004 primarily due to the increase in credit card processing fees and operation system costs as a result of our larger customer base offset by the decrease in promotional expense leading to a decrease of cost of service revenue as a percentage of total revenue. Promotional expense declined by approximately $150,000 in the second quarter of 2005 as compared to the same period in 2004, a decrease of 17%. Promotional expense declined by approximately $263,000 during the six months ended June 30, 2005 as compared to the same period in 2004, a decrease of 15%. The decrease in promotional expense is attributable to the decrease in the redemption rate of our promotional offerings. Promotional costs are primarily incurred as customers are acquired and thereby may not correlate directly with changes in revenue. In addition, during the first quarter of fiscal 2004, we incurred a charge of approximately $185,000 relating to cash and stock distributed to customer service employees as compensation for a loss in value of employee stock options as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2005 and we do not anticipate a similar charge in the future.

Promotional expense includes free postage and a free digital scale offered to new customers. Such promotional expense was approximately $749,000 and $899,000 in the second quarter of 2005 and 2004, respectively; and $1.5 million and $1.7 million in the six months ended June 30, 2005 and 2004, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period when a customer is acquired. However, the revenue associated with the acquired customer is earned over the customer's lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period. We expect the cost of service revenue to increase in future periods as we acquire a greater number of customers resulting in larger promotional and support expense.

Cost of PhotoStamps revenue was approximately $764,000 for the quarter and six months ended June 30, 2005. We had no cost of PhotoStamps revenue for the quarter and six months ended June 30, 2004 as the product had not yet launched. Cost of PhotoStamps revenue includes the face value of the postage, credit card processing fees, customer support costs, and cost associated with the printing and fulfillment of the product. We expect cost of PhotoStamps revenue to increase as we grow PhotoStamps revenue.

Cost of product sales and other revenue increased $210,000, or 45%, to $676,000 in the second quarter of 2005 from $466,000 in the second quarter of 2004. Cost of product sales and other revenue increased $340,000, or 34%, to $1.3 million in the six months ended June 30, 2005 from $1.0 million in the same period of 2004. The increase in cost of product sales and other revenue is primarily due to the increased revenue from sale of products offered through our online store, and due to the amortization cost of the patents related to licensing revenue. We expect the cost of product sales and other revenue to continue to increase in future periods which is consistent with the aforementioned expectation that product sales and other revenue will also increase in future periods.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense increased $1.7 million, or 62%, to $4.4 million in the second quarter of 2005 from $2.7 million in the second quarter of 2004. Sales and marketing expense increased $2.4 million, or 42%, to $8.1 million in the six months ended 2005 from $5.7 million in the same period of 2004. The increase in sales and marketing expense is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers. During fiscal year 2004 and continuing through the second quarter of 2005, we focused our acquisition efforts on existing programs as well as new marketing channels. Ongoing marketing programs include the following: web partnerships; software and hardware-based partnerships; retail partnerships; customer referral programs; customer remarketing efforts; telemarketing; direct mail; and online advertising. During the first quarter of fiscal 2004, we incurred a charge of approximately $328,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in first quarter of 2005 and we do not anticipate a similar charge in the future. We currently expect sales and marketing expenses to increase on an absolute basis as we market the new PhotoStamps product and as we continue our core business customer acquisition efforts during 2005.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense increased $167,000, or 12%, to $1.6 million in the second quarter of 2005 from $1.4 million in the second quarter of 2004. This increase is primarily due to the increase in salary and consulting expense for the quarter ended June 30, 2005. Research and development expense decreased $608,000, or 17%, to $3.1 million in the six months ended June 30, 2005 from $3.7 million in the same period of 2004. This decrease is primarily due to the decrease in compensation charge relating to the return of capital dividend in fiscal year 2004. During the first quarter of fiscal 2004, we incurred a charge of approximately $900,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by research and development personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the first quarter of 2005 and we do not anticipate a similar charge in the future. As a percentage of total revenue, research and development expense decreased from 17% to 11% in the second quarter of 2004 and 2005, respectively. This decrease is mainly attributable to the incremental growth in revenue. As a percentage of total revenue, research and development expense decreased from 23% to 12% in the six months ended June 30, 2004 and 2005, respectively. This decrease is primarily due to the decrease in compensation charge relating to the return of capital dividend in fiscal year 2004. We currently expect research and development expense to increase slightly in future quarters of fiscal 2005 as we continue to focus on product enhancement and development.

General and Administrative. General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expense decreased $139,000, or 5%, to $2.5 million in the second quarter of 2005 from $2.7 million in the second quarter of 2004. General and administrative expense decreased $2.1 million, or 30%, to $4.9 million in the six months ended June 30, 2005 from $7.0 million in the same period of 2004. As a percentage of total revenue, general and administrative expense decreased from 32% to 18% in the second quarter of 2004 and 2005, respectively. As a percentage of total revenue, general and administrative expense decreased from 45% to 19% in the six months ended June 30, 2004 and 2005, respectively. The decrease in general and administrative expense during the six months ended June 30, 2005, both on an absolute basis and as a percentage of revenue, is primarily due to the decrease in compensation charge relating to the return of capital dividend. During the first quarter of fiscal 2004, we incurred a charge of approximately $1.6 million relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by general and administrative personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We currently expect general and administrative expenses to increase slightly in future quarters of fiscal 2005.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments and income relating to a legal settlement in the amount of $64,000. Other income, net increased $1.2 million, to $446,000 in the second quarter of 2005 from a loss of $731,000 in second quarter of 2004. Other income, net increased $1.3 million, to $1.1 million in the six months ended June 30, 2005 from a loss of $225,000 in the same period of 2004. The increase is primarily due to a loss recognized in the second quarter of 2004 related to the move of our company headquarters and the write-off of certain capitalized assets that were no longer in use. In addition, we recognized income relating to a legal settlement and experienced higher interest rates. As a percentage of total revenue, other income, net increased from a negative nine percent in the second quarter of 2004 to three percent in the second quarter of 2005 related to our growth in revenue.

Liquidity and Capital Resources

As of June 30, 2005 we had approximately $92.4 million in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through March 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at June 30, 2005 (in thousands):

Operating

Six months ending December 31, 2005	$307
Years ended:
2006	632
2007	694
2008	751
2009	794
Thereafter	134
$3,312

Net cash provided by operating activities was $4.7 million during the six months ended June 30, 2005. Net cash used in operating activities was $1.7 million during the same period of 2004. The decrease in net cash used in operating activities resulted primarily from the increase in revenue and expanding gross margin and operating cash flow.

Net cash used in investing activities was $6.6 million during the six months ended June 30, 2005. Net cash provided by investing activities was $64.1 million during the same period of 2004. The decrease in net cash provided by investing activities resulted primarily from the sale of investments to fund the return of capital cash dividend in February 2004.

Net cash provided by financing activities was $2.3 million during the six months ended June 30, 2005. Net cash used in financing activities was $76.6 million during the same period of 2004. The decrease in net cash used in financing activities resulted primarily from the return of capital cash dividend paid in February 2004.

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

Risks Related to Our Business

We may not successfully implement strategies to increase the adoption of our services and products which would limit our growth, adversely affect our business and cause the price of our common stock to decline.

Our future profitability will depend on our ability to successfully implement our strategy of increasing the adoption of our services and products. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as:

•	The costs of our marketing programs to establish and promote the Stamps.com brands;

•	The demand for our services and products;

•	Our ability to develop and maintain strategic distribution relationships;

•	The number, timing and significance of new products or services introduced by us and by our competitors;

•	Our ability to develop, market and introduce new and enhanced services on a timely basis;

•	The level of service and price competition;

•	Our operating expenses;

•	US Postal Service regulation and policies relating to PC Postage and PhotoStamps; and

•	General economic factors.

We have a history of losses and we may incur losses in the future which may reduce the trading price of our common stock.

We have experienced significant net losses since our inception and we may experience net losses in the future. We incurred net losses of $4.7 million for the year ended December 31, 2004, though we realized net income of $2.1 million for the quarter ended June 30, 2005 and $1.6 million for the quarter ended March 31, 2005. Although we achieved profitability during the first two quarters of fiscal year 2005 and the last two fiscal quarters of 2004, we cannot be certain that we will be able to sustain or increase such profitability in the future.

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

The success of our business will depend upon the continued acceptance by customers of our service.

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

If we fail to effectively market and sell our services and products, our business will be substantially harmed and could fail.

In order to acquire customers and achieve widespread distribution and use of our services and products, we must develop and execute cost-effective marketing campaigns and sales programs. We currently rely on a combination of marketing techniques to attract new customers including direct mail, online marketing and business partnerships. We may be unable to continue marketing our services and products in a cost-effective manner. If we fail to acquire customers in a cost-effective manner, our results of operations will be adversely affected.

If we fail to meet the demands of our customers, our business will be substantially harmed and could fail.

Our services and products must meet the commercial demands of our customers, which include home businesses, small businesses, corporations and individuals. We cannot be sure that our services will appeal to or be adopted by an ever-growing range of customers. Moreover, our ability to obtain and retain customers depends, in part, on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we fail to meet the demands of our customers our results of operations will be adversely affected.

A failure to further develop and upgrade our services and products could adversely affect our business.

Any delays or failures in developing our services and products, including upgrades of current services and products, may have a harmful impact on our results of operations. The need to extend our core technologies into new features and services and to anticipate or respond to technological changes could affect our ability to develop these services and features. Delays in features or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect these delays or the introduction of new features or upgrades will have on our revenue or results of operations.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 47 issued US patents, 76 pending US patent applications, 12 international patents and 20 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

Risks Related to Our Industry

US Postal Service regulations or fee assessments may cause disruptions or discontinuance of our business

We are subject to continued US Postal Service scrutiny and other government regulations. The availability of our services is dependent upon our service continuing to meet US Postal Service performance specifications and regulations. The US Postal Service could change its certification requirements or specifications for PC Postage or revoke or suspend the approval of one or more of our services at any time. If at any time our service fails to meet US Postal Service requirements, we may be prohibited from offering this service and our business would be severely and negatively impacted. In addition, the US Postal Service could suspend or terminate our approval or offer services which compete against us, any of which could stop or negatively impact the commercial adoption of our service. Any changes in requirements or specifications for PC Postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our service.

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

The US Postal Service could decide to suspend or cancel the current market test of PhotoStamps, and may do so in the event that there is sufficient cause to believe that the market test presents unacceptable risk to US Postal Service revenues, degrades the ability of the US Postal Service to process or deliver mail produced by the test participants, exposes the US Postal Service or its customers to legal liability, or causes public or political embarrassment or harm to the US Postal Service in any way. If the US Postal Service decides to suspend or cancel the market test of PhotoStamps, our revenues and operating results may suffer.

The US Postal Service could decide to amend, renegotiate or terminate our credit card cost sharing agreement. Our credit card cost sharing agreement is an important agreement that governs the allocation of credit card fees paid by the US Postal Service and us for the postage purchased by our customers. If the US Postal Service decides to amend, renegotiate or terminate our credit card cost sharing agreement, our revenues and operating results may suffer.

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

If we do not respond effectively to technological change, our services and products could become obsolete and our business will suffer.

The development of our services, products and other technology entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online operations. The Internet and the electronic commerce industry are characterized by rapid technological change; changes in user and customer requirements and preferences; frequent new product and service introductions embodying new technologies; and the emergence of new industry standards and practices.

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

Our stock price is volatile

The price at which our common stock has traded since our initial public offering in June 1999 has fluctuated significantly. The price may continue to be volatile due to a number of factors, including the following, some of which are beyond our control:

•	variations in our operating results,

•	variations between our actual operating results and the expectations of securities analysts,

•	investors and the financial community,

•	announcements of developments affecting our business, systems or expansion plans by us or others,

•	and market volatility in general.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of 375 days at June 30, 2005. Our cash equivalents and investments, net of restricted cash, approximated $92.0 million and had a related weighted average interest rate of approximately 3.4%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On October 25, 2004, VCode Holdings, Inc. and VData LLC filed suit against Adidas Salomon AG in the United States District Court for the District of Minnesota, alleging infringement of U.S. Patent No. 5,612,524 (“the ‘524 patent”), which allegedly covers use of data matrices.  The complaint sought an injunction, unspecified damages, and attorneys’ fees. On or about December 30, 2004, the plaintiffs filed a First Amended Complaint against us, as well as Adidas Salomon AG, Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific Corp. and Hitachi Global Storage Technologies (Thailand), Ltd., alleging infringement of the ‘524 patent.  On July 27, 2005, the plaintiffs filed a Second Amended Complaint adding a new party, Hitachi Global Storage Technologies, Inc.  The court has scheduled the trial of this case to commence on September 1, 2006.  We dispute the plaintiffs’ claims and intend to defend the lawsuit vigorously.

On October 22, 2004 Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. The court has scheduled a “Markman” hearing to construe the terms of the Kara Technology patents for November 7, 2005, and has scheduled a trial commencement date of May 23, 2006. We dispute Kara Technology’s claims and intend to defend the lawsuit vigorously.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

"The annual meeting of Stamps.com’s stockholders was held on May 25, 2005. At that meeting, two proposals were submitted to a vote of the stockholders: (1) To elect one director (Ken McBride) to serve for a three-year term ending in the year 2008 or until his successor is duly elected and qualified; and (2) To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005.

At the close of business on the record date for the meeting (which was April 18, 2005), there were 22,819,562 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 20,884,735 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal	For	Withheld

Election of one director:
Ken McBride	20,705,762	178,973

Proposal	For	Against	Abstain

Appointment of Ernst & Young (auditors)	20,689,080	193,206	2,449

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

(b) Reports on Form 8-K

On July 26, 2005, Stamps.com filed a report on Form 8-K, which reported earnings for the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

August 8, 2005	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

August 8, 2005	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer

August 8, 2005	By:	/s/ JAMES A. HARPER
James A. Harper
Chief Accounting Officer