Form 10-Q
period 2005-09-30
STAMPS.COM INC
filed 2005-11-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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
Yes ☑   No ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

    As of October 31, 2005, there were approximately 23,296,579 shares of the registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION	2

ITEM 1.	FINANCIAL STATEMENTS	2

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	19

ITEM 4.	CONTROLS AND PROCEDURES	25

PART II. OTHER INFORMATION	26

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	27

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,242	$11,198
Restricted cash	554	554
Short-term investments	19,352	18,295
Trade accounts receivable, net	1,887	1,534
Other accounts receivable	42	170
Other current assets	1,546	701
Total current assets	42,623	32,452

Property and equipment, net	4,487	3,473
Intangible assets, net	3,941	4,765
Long-term investments	55,977	57,160
Other assets	2,290	2,578
Total assets	$109,318	$100,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,814	$5,541
Total current liabilities	6,814	5,541

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares of 47,500 in 2005 and 2004
Issued shares of 23,175 in 2005 and 22,633 in 2004
Outstanding shares of 22,879 in 2005 and 22,463 in 2004	46	45
Additional paid-in capital	604,541	601,064
Accumulated deficit	(497,786)	(504,112)
Treasury Stock, at cost - 296 shares in 2005 and 170 shares in 2004	(3,523)	(1,411)
Accumulated other comprehensive loss	(774)	(699)
Total stockholders’ equity	102,504	94,887
Total liabilities and stockholders’ equity	$109,318	$100,428

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Revenues:
Service	$10,945	$7,120	$30,484	$19,736
PhotoStamps	1,785	1,380	2,944	1,380
Product and other	2,543	2,173	7,865	5,298
Total revenues	15,273	10,673	41,293	26,414
Cost of revenues:
Service	2,266	2,074	7,294	6,996
PhotoStamps	1,186	845	1,950	845
Product and other	648	563	1,983	1,558
Total cost of revenues	4,100	3,482	11,227	9,399
Gross profit	11,173	7,191	30,066	17,015
Operating expenses:
Sales and marketing	4,959	3,337	13,098	9,068
Research and development	1,735	1,315	4,811	4,999
General and administrative	2,446	3,738	7,343	10,770
Total operating expenses	9,140	8,390	25,252	24,837
Income (loss) from operations	2,033	(1,199)	4,814	(7,822)
Other income, net:
Other income	—	1,360	64	1,360
Interest income	588	499	1,585	1,261
Loss on disposal of assets	—	—	—	(987)
Total other income, net	588	1,859	1,649	1,634
Income (loss) before income taxes	2,621	660	6,463	(6,188)
Provision for income taxes	57	—	137	—
Net income (loss)	$2,564	$660	$6,326	$(6,188)
Net income (loss) per share:
Basic	$0.11	$0.03	$0.28	$(0.28)
Diluted	$0.11	$0.03	$0.27	$(0.28)
Weighted average shares outstanding
Basic	22,794	22,413	22,665	22,328
Diluted	23,749	23,237	23,670	22,328

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$6,326	$(6,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,262	2,465
Loss on disposal of capitalized assets	—	987
Compensation charge relating to the return of capital dividend	—	1,781
Changes in operating assets and liabilities:
Trade accounts receivable, net	(353)	(365)
Other accounts receivable	128	658
Other current assets	(845)	(141)
Other assets (non-current)	288	(475)
Accounts payable and accrued expenses	1,273	1,708
Net cash provided by operating activities	9,079	430
Investing activities:
Sale of short-term investments	9,330	52,975
Purchase of short-term investments	(10,472)	(33,331)
Sale of long-term investments	52,127	84,204
Purchase of long-term investments	(50,934)	(43,717)
Sale of restricted cash investments	—	3,168
Acquisition of property and equipment	(2,452)	(1,457)
Net cash (used in) provided by investing activities	(2,401)	61,842
Financing activities:
Proceeds from exercise of stock options	3,096	1,293
Issuance of common stock under ESPP	382	285
Repurchase of common stock	(2,112)	—
Return of capital dividend	—	(77,695)
Net cash provided by (used in) financing activities	1,366	(76,117)
Net increase (decrease) in cash and cash equivalents	8,044	(13,845)
Cash and cash equivalents at beginning of period	11,198	24,526
Cash and cash equivalents at end of period	$19,242	$10,681

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2005 AND 2004 IS UNAUDITED)

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

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of its operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004.

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

Due to the Company’s history of operating losses, no tax expense was recorded prior to fiscal 2005. However the Company recorded a tax provision subject to the corporate alternative minimum tax of approximately $57,000 and $137,000 for the three and nine months ended September 30, 2005, respectively. The effective rate differs from the statutory rate due to the utilization of net operating loss carryovers which had a valuation allowance recorded against them.

Stock-Based Employee Compensation

The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”.

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2005 AND 2004 IS UNAUDITED)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$2,564	$660	$6,326	$(6,188)
Add: Stock price based employee expense included in net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(447)	(526)	(1,049)	(1,614)
Net income (loss) pro forma	$2,117	$134	$5,277	$(7,802)
Basic net income (loss) per common share-as reported	$0.11	$0.03	$0.28	$(0.28)
Diluted net income (loss) per common share-as reported	$0.11	$0.03	$0.27	$(0.28)
Basic net income (loss) per common share-pro forma	$0.09	$0.01	$0.23	$(0.35)
Diluted net income (loss) per common share-pro forma	$0.09	$0.01	$0.22	$(0.35)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.98%	3.54%	3.90%	3.28%
Expected volatility	48%	48%	48%	48%
Expected life (in years)	5	5	5	5

For options granted during the three and nine months ended September 30, 2005 and 2004, the Company's assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company's stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility.

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
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2005 AND 2004 IS UNAUDITED)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,564	$660	$6,326	$(6,188)

Basic - weighted average common shares	22,794	22,413	22,665	22,328
Diluted effect of common stock equivalents	955	824	1,005	—
Diluted - weighted average common shares	23,749	23,237	23,670	22,328

Earnings per share:
Basic	$0.11	$0.03	$0.28	$(0.28)
Diluted	$0.11	$0.03	$0.27	$(0.28)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Anti-dilutive stock options shares	290	332	603	2,214

STAMPS.COM INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2005 AND 2004 IS UNAUDITED)

4.      Intangible Assets

The Company accounts for goodwill and other intangible assets as specified in SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.9 million as of September 30, 2005 and 2004 and accumulated amortization of $5.0 million and $3.9 million as of September 30, 2005 and 2004, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 2.5 years.

Aggregate amortization expense on intangible assets was approximately $275,000 for the three months ended September 30, 2005 and 2004, respectively, and $825,000 and $829,000 for the nine months ended September 30, 2005 and 2004, respectively.

5.     Comprehensive Loss

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$2,564	$660	$6,326	$(6,188)
Unrealized income (loss) on investments	(143)	34	(75)	(431)
Comprehensive income (loss)	$2,421	$694	$6,251	$(6,619)

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
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2005 AND 2004 IS UNAUDITED)

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

Overview

Stamps.com Inc. (“Stamps.com”, “we”, “us” or “our”) is the leading provider of Internet-based postage solutions. Our core service allows customers to buy and print United States Postal Service (“US Postal Service” or “USPS”) approved postage using a PC, an ordinary inkjet or laser printer and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was approved by the USPS in 1999 as the first licensed vendor to offer PC Postage in a software-only business model. On August 10, 2004, we publicly launched a market test of PhotoStamps™, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. We completed the first market test on September 30, 2004 and launched a second market test of PhotoStamps on May 17, 2005. References in this quarterly report on Form 10-Q and in any future public statements that we make to our core business includes our Internet Postage business and not our PhotoStamps business.

Our Services

We offer the following products and services to our customers:

Internet Postage Service

Our US Postal Service approved Internet Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes or labels using ordinary laser or inkjet printers. The service can be used for any class of mail except standard mail or periodicals including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. Our service requires no additional hardware; the user’s existing PC, printer and Internet connection are sufficient. Our software can be downloaded from the Internet or installed from a CD-ROM free of charge. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week from their PCs. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer to the US Postal Service. Customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 - $24.99 based on earlier pricing and promotion. As of September 30, 2005, our customer base consisted of approximately 382,000 customers who have downloaded our software and are presently registered for one of our service plans.

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

We ended the third quarter of 2005 with approximately 382,000 registered customers, up from approximately 338,000 at the end of the third quarter of 2004. During the third quarter of 2005 we successfully billed approximately 293,000 unique registered customers for their monthly convenience fees, up from approximately 264,000 during the third quarter of 2004.

PhotoStamps™

On August 10, 2004, we publicly launched a limited market test of PhotoStamps™, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our website at www.photostamps.com, which we run separately from the website relating to our core business. Customers upload a digital photograph or image file, customize the look and feel by choosing one of ten different border colors to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. The first market test ended September 30, 2004. The US Postal Service reviewed the first market test for a period of approximately seven months and in April 2005; we announced that PhotoStamps would be available under authorization of the US Postal Service for a second year-long market test which began on May 17, 2005. During the first approximately 19 weeks since this current market test began we have shipped a total of 173,000 sheets, or a total of approximately 3.5 million individual PhotoStamps. While we are hopeful that the USPS will ultimately approve PhotoStamps following the end of this second test period, there are many risks relating to this offering. See “US Postal Service regulations or fee assessments may cause disruptions or discontinuance of our business” in the Risk Factors section below.

Online Store

With the launch of NetStamps in July 2002, we began selling NetStamps consumables directly to our customers via our online store which is available to our customers from within our Internet Postage software. The Stamps.com online store has since expanded to sell themed NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. We plan to continue to increase the breadth of products offered in our online store, in order to enhance convenience for our customers.

Branded Insurance

We offer a Stamps.com branded insurance offering to our users so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any forms. We also offer official US Postal Service insurance alongside our branded insurance product. Stamps.com Insurance is provided by Parcel Insurance Plan and underwritten by Fireman's Fund.

Recent Developments

In December 2004, we updated a study to understand the status of our net operating losses ("NOL" or "NOLs"). Based on that study, we believe that we have not undergone an Internal Revenue Code ("IRC") Section 382 change of control since our secondary offering in December 1999 that would trigger an impairment of the use of our NOLs. Under the complicated IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five percent shareholders within a three year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that as of September 30, 2005, there has been an approximately 27% shift in ownership compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com is requesting that all of our stockholders and prospective investors contact our company prior to allowing their ownership interest to reach a five percent level.

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

In July 2004, we received authorization from the US Postal Service to proceed with the first market test of our new form of postage called PhotoStamps™. We concluded the market test of PhotoStamps™ on September 30, 2004 with more than 138,000 total sheets, or 2.75 million individual PhotoStamps, ordered during that seven and one half week period. In April 2005, we announced that PhotoStamps would be available under authorization of the US Postal Service for a second market test which began on May 17, 2005 and which is expected to last one year. In the first approximately nineteen weeks of the test, from May 17 through September 30, we shipped approximately 173 thousand sheets of PhotoStamps, or approximately 3.5 million individual PhotoStamps.

In June 2005, we released version 5.0 of our PC Postage software featuring a redesigned user interface with simpler navigation and richer web content.

In July 2005, we introduced Stamps.com Enterprise and Premier Plan. Stamps.com Enterprise allows businesses to easily view and manage their corporate-wide mailing and shipping expenses by aggregating data from multiple accounts and across multiple geographies, and making that information available from a web-based interface. The Premier Plan includes all of the features available in Pro and adds several new capabilities and new functionality including faster print speeds, higher meter/account balances, more costs codes for tracking, added support for USPS certified mail, and the ability to print FedEx shipping labels directly from the Premier interface.

In September 2005, Richard Stables, our VP of IT, resigned from the Company in order to pursue other endeavors. Immediately following that event, Michael Biswas, VP of Operations, assumed the leadership role for the IT team.

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

Results of Operations

During the third quarter of 2005, we experienced growth in our core business revenue with a total of $13.5 million of total quarterly revenue versus $9.3 million in the comparable period in 2004. Total postage printed using our core service during the third quarter of 2005 was up 23% compared to the third quarter of 2004. Gross customer acquisition in the core business was approximately 56,000 during the third quarter of 2005, down from approximately 60,000 during the third quarter of 2004. The decrease in customer acquisition is mainly attributable to online marketing; in particular the shift in technology such as pop-up blockers and newer browser technology which have made it more difficult to acquire customers online as well as increased competition for online advertising inventory. In May 2005 we began the second market test of our new form of postage called PhotoStamps. During the third quarter of 2005, we shipped approximately 105,000 sheets of PhotoStamps. As a result, we recognized revenue relating to PhotoStamps of approximately $1.8 million during the third quarter of 2005, up from approximately $1.4 million during the third quarter of 2004.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total Revenues
Service	72%	67%	74%	75%
PhotoStamps	11%	13%	7%	5%
Product and other	17%	20%	19%	20%
Total revenues	100%	100%	100%	100%
Cost of revenues
Service	15%	19%	17%	26%
PhotoStamps	8%	8%	5%	3%
Product and other	4%	5%	5%	6%
Total cost of revenues	27%	32%	27%	35%
Gross profit	73%	68%	73%	65%
Operating expenses:
Sales and marketing	33%	31%	32%	34%
Research and development	11%	12%	11%	19%
General and administrative	16%	35%	18%	41%
Total operating expenses	60%	78%	61%	94%
Income (loss) from operations	13%	(10)%	12%	(29)%
Other income (expense), net	4%	18%	4%	6%
Income (loss) before income taxes	17%	8%	16%	(23)%
Provision for income taxes	0%	—	0%	—

Net income (loss)	17%	8%	16%	(23)%

Revenue. Revenue was derived primarily from three sources: (1) service fees charged to customers for use of our Internet Postage service; (2) PhotoStamps revenue from the direct sale of PhotoStamps; and (3) product sales and other revenue, consisting of online store revenue from the direct sale of consumables and supplies, advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our parcel insurance offering, and licensing revenue. Total revenue increased $4.6 million, or 43%, to $15.3 million in the third quarter of 2005 from $10.7 million in the third quarter of 2004. Total revenue increased $14.9 million, or 56%, to $41.3 million in the nine months ended September 30, 2005 from $26.4 million in the same period of 2004.

Service fee revenue increased $3.8 million, or 54%, to $10.9 million in the third quarter of 2005 from $7.1 million in the third quarter of 2004. Service fee revenue increased $10.7 million, or 54%, to $30.4 million in the nine months ended September 30, 2005 from $19.7 million in the same period of 2004. As a percentage of total revenue, service fee revenue increased five percentage points to 72% in the third quarter of 2005 as compared to 67% in the same period of 2004. As a percentage of total revenue, service fee revenue was 74% and 75% during the nine months ended September 30, 2005 and 2004, respectively.

The increase in service fee revenue is primarily due to the growth of our customer base and the migration of our existing customers from the older Simple Plan price point of $4.49 per month to the Power Plan at $15.99 per month resulting in higher service fee revenue per customer. As of September 30, 2005, Power Plan customers accounted for 74% of total registered customers as compared to 45% at the end of September 30, 2004. We expect our service fee revenue to continue to increase in future periods as we complete the migration of our Simple Plan customers to the Power Plan and as we continue to add to our customer base.

PhotoStamps revenue increased $405,000, or 29%, to $1.8 million in the third quarter of 2005 from $1.4 million in the third quarter of 2004. PhotoStamps revenue increased $1.6 million, or 113%, to $3.0 million in the nine months ended September 30, 2005 from $1.4 million in the same period of 2004. As a percentage of total revenue, PhotoStamps revenue was 11% and 13% during the quarter ended September 30, 2005 and 2004, respectively. As a percentage of total revenue, PhotoStamps revenue was 7% and 5% during the nine months ended September 30, 2005 and 2004, respectively. The increase in PhotoStamps revenue is mainly attributable to the increase in consumer orders as we continued to increase our marketing efforts. We expect PhotoStamps revenue to grow in future periods as we expand our sales of PhotoStamps during the remainder of the test period.

Product sales and other revenue increased $370,000, or 17%, to $2.5 million in the third quarter of 2005 from $2.1 million in the third quarter of 2004. Product sales and other revenue increased $2.6 million, or 48%, to $7.9 million in the nine months ended September 30, 2005 from $5.3 million in the same period of 2004. The increase during the nine months ended September 30, 2005 is primarily due to the expansion of our consumable and supplies sales through our online store and a new licensing revenue stream which was approximately $450,000 during the third quarter of 2005. We expanded the number of available products from approximately 75 stock keeping units (“SKUs”) as of September 30, 2004 to approximately 100 SKUs at the end of September 30, 2005; online store supplies include specialty NetStamps labels, shipping labels, Internet Postage labels, dedicated postage printers, digital scales, and printer cartridges, among other items. We expect overall product sales and other revenue to continue to increase in future periods as we continue to focus our marketing efforts on customer acquisition and continue to expand the breadth of SKUs offered in the online store.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the face value cost of postage for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our online store and the related costs of shipping and handling. Cost of revenue increased $618,000, or 18%, to $4.1 million in the third quarter of 2005 from $3.5 million in the third quarter of 2004. Cost of revenue increased $1.8 million, or 19%, to $11.2 million in the nine months ended September 30, 2005 from $9.4 million in the same period of 2004. As a percentage of total revenue, cost of revenue was 27% and 32% for the third quarter 2005 and 2004, respectively. As a percentage of total revenue, cost of revenue decreased 8 percentage points to 27% during the nine months ended September 30, 2005 as compared to 35% for the same period of 2004. This decrease is primarily due to the decline in promotional expense as a percentage of revenue. Promotional costs are primarily incurred as customers are acquired and thereby may not correlate with short term changes in revenue.

Cost of service revenue increased $192,000, or 9%, to $2.3 million in the third quarter of 2005 from $2.1 million in the third quarter of 2004. Cost of service revenue increased $298,000, or 4%, to $7.3 million during the nine months ended September 30, 2005 from $7.0 million in the same period of 2004. As a percentage of total revenue, cost of service revenue was 15% and 19% during the quarter ended September 30, 2005 and 2004, respectively. As a percentage of total revenue, cost of service revenue decreased 9 percentage points to 17% during the nine months ended September 30, 2005 as compared to 26% for the same period in 2004.

The increase in cost of service revenue is primarily due to the increase in credit card processing fees and operation system costs as a result of our larger customer base offset by the decrease in promotional expense leading to a decrease of cost of service revenue as a percentage of total revenue. Promotional expense declined by approximately $297,000 in the third quarter of 2005 as compared to the same period in 2004, a decrease of 40%. Promotional expense declined by approximately $560,000 during the nine months ended September 30, 2005 as compared to the same period in 2004, a decrease of 23%. The decrease in promotional expense is attributable to the decrease in the redemption rate of our promotional offerings. Promotional costs are primarily incurred as customers are acquired and thereby may not correlate directly with changes in revenue. In addition, during the first quarter of fiscal 2004, we incurred a charge of approximately $185,000 relating to cash and stock distributed to customer service employees as compensation for a loss in value of employee stock options as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in 2005 and we do not anticipate a similar charge in the future.

Promotional expense includes free postage and a free digital scale offered to new customers. Such promotional expense was approximately $437,000 and $735,000 in the third quarter of 2005 and 2004, respectively; and $1.9 million and $2.5 million in the nine months ended September 30, 2005 and 2004, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer is acquired. However, the revenue associated with the acquired customer is earned over the customer's lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period. We expect the cost of service revenue to increase in future periods as we acquire a greater number of customers resulting in larger promotional and support expense.

Cost of PhotoStamps revenue increased $341,000, or 40%, to $1.2 million in the third quarter of 2005 from $845,000 in the third quarter of 2004. Cost of PhotoStamps revenue increased $1.1 million, or 131%, to $2.0 million in the nine months ended September 30, 2005 from $845,000 in the same period of 2004. As a percentage of total revenue, cost of PhotoStamps revenue was 8% during the quarter ended September 30, 2005 and 2004, respectively. As a percentage of total revenue, cost of PhotoStamps revenue was 5% and 3% during the nine months ended September 30, 2005 and 2004, respectively. Cost of PhotoStamps revenue includes the face value of the postage, credit card processing fees, customer support costs, and cost associated with the printing and fulfillment of the product. We expect the cost of PhotoStamps revenue to increase as we grow PhotoStamps revenue.

Cost of product sales and other revenue increased $85,000, or 15%, to $648,000 in the third quarter of 2005 from $563,000 in the third quarter of 2004. Cost of product sales and other revenue increased $425,000, or 27%, to $2.0 million in the nine months ended September 30, 2005 from $1.6 million in the same period of 2004. As a percentage of total revenue, cost of product sales and other revenue was 4% and 5% during the quarter ended September 30, 2005 and 2004, respectively. As a percentage of total revenue, cost of product sales and other revenue was 5% and 6% during the nine months ended September 30, 2005 and 2004, respectively. The increase in cost of product sales and other revenue is primarily due to the increased revenue from sale of products offered through our online store, and due to the amortization cost of the patents related to licensing revenue. We expect the cost of product sales and other revenue to continue to increase in future periods which is consistent with the aforementioned expectation that product sales and other revenue will also increase in future periods.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense increased $1.6 million, or 49%, to $4.9 million in the third quarter of 2005 from $3.3 million in the third quarter of 2004. Sales and marketing expense increased $4.0 million, or 44%, to $13.1 million in the nine months ended September 30, 2005 from $9.1 million in the same period of 2004. The increase in sales and marketing expense is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our core business and for PhotoStamps. Ongoing marketing programs include the following: web partnerships; software and hardware-based partnerships; retail partnerships; customer referral programs; customer remarketing efforts; telemarketing; direct mail; and online advertising. During the first quarter of fiscal 2004, we incurred a charge of approximately $328,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in 2005 and we do not anticipate a similar charge in the future. We currently expect sales and marketing expenses to increase on an absolute basis as we market our PhotoStamps product and as we continue our core business customer acquisition efforts during 2005.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense increased $420,000, or 32%, to $1.7 million in the third quarter of 2005 from $1.3 million in the third quarter of 2004. This increase is primarily due to the increase in salary and consulting expense for the quarter ended September 30, 2005. Research and development expense decreased $188,000, or 4%, to $4.8 million in the nine months ended September 30, 2005 from $5.0 million in the same period of 2004. This decrease is primarily due to the decrease in compensation charge relating to the return of capital dividend in fiscal year 2004. During the first quarter of fiscal 2004, we incurred a charge of approximately $900,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by research and development personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in 2005 and we do not anticipate a similar charge in the future. As a percentage of total revenue, research and development expense was 11% to 12% in the third quarter of 2005 and 2004, respectively. As a percentage of total revenue, research and development expense decreased 8 percentage points to 11% during the nine months ended September 30, 2005 as compared to 19% in the same period of 2004. This decrease is primarily due to the decrease in compensation charge relating to the return of capital dividend in fiscal year 2004. We currently expect research and development expense to increase slightly as we continue to focus on product enhancement and development.

General and Administrative. General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expense decreased $1.3 million, or 35%, to $2.4 million in the third quarter of 2005 from $3.7 million in the third quarter of 2004. General and administrative expense decreased $3.4 million, or 32%, to $7.3 million in the nine months ended September 30, 2005 from $10.7 million in the same period of 2004. As a percentage of total revenue, general and administrative expense decreased 19 percentage points to 16% in the third quarter of 2005 from 35% in the third quarter of 2004. As a percentage of total revenue, general and administrative expense decreased 23 percentage points to 18% in the nine months ended September 30, 2005 from 41% in the same period of 2004. The decrease in general and administrative expense during the three and nine months ended September 30, 2005, both on an absolute basis and as a percentage of revenue, is primarily due to the decrease in legal expense related to the eBay settlement in July 2004 and to a compensation charge relating to the return of capital dividend during the first quarter of fiscal 2004. We currently expect general and administrative expenses to remain at this level in the fourth quarter of fiscal 2005.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments and income relating to a legal settlement in the amount of $64,000. Other income, net decreased $1.3 million, or 68%, to $588,000 in the third quarter of 2005 from $1.9 million in the third quarter of 2004. As a percentage of total revenue, other income, net decreased 14 percentage points to 4% in the third quarter of 2005 from 18% in the third quarter of 2004. The decrease in other income, net during the third quarter 2005, both on an absolute basis and as a percentage of total revenue is primarily due to the recognition of legal settlement income related to the eBay litigation of approximately $1.4 million in the third quarter of 2004. Other income, net was approximately $1.6 million in the nine months ended September 30, 2005 and 2004, respectively. As a percentage of total revenue, other income, net was 4% and 6% during the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of September 30, 2005 we had approximately $95.1 million in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through March 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at September 30, 2005 (in thousands):

Operating

Three months ending December 31, 2005	$153
Years ended December 31,:
2006	632
2007	694
2008	751
2009	794
Thereafter	134
$3,158

During the third quarter ended September, 30 2005, we repurchased approximately 126,000 shares of common stock for $2.1 million. We will consider repurchasing stock throughout our current repurchase program. by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints because of material inside information we may possess.

Net cash provided by operating activities was $9.1 million and 430,000 during the nine months ended September 30, 2005. The increase in net cash provided by operating activities resulted primarily from the increase in revenue and expanding gross margin.

Net cash used in investing activities was $2.4 million during the nine months ended September 30, 2005. Net cash provided by investing activities was $61.8 million during the same period of 2004. The decrease in net cash provided by investing activities resulted primarily from the sale of investments to fund the return of capital cash dividend in February 2004.

Net cash provided by financing activities was $1.4 million during the nine months ended September 30, 2005. Net cash used in financing activities was $76.1 million during the same period of 2004. The decrease in net cash used in financing activities resulted primarily from the return of capital cash dividend paid in February 2004.

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

We have experienced significant net losses since our inception and we may experience net losses in the future. Though we realized net income of $2.6 million for the quarter ended September 30, 2005, we incurred net losses of $4.7 million for the year ended December 31, 2004. Although we achieved profitability during the first three quarters of fiscal year 2005 and the last two fiscal quarters of 2004, we cannot be certain that we will be able to sustain or increase such profitability in the future.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 51 issued US patents, 72 pending US patent applications, 12 international patents and 20 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

Risks Related to Our Industry

US Postal Service regulations or fee assessments may cause disruptions or discontinuance of our business.

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

The PC Postage segment of the market for postage is relatively new and is competitive. At present, Pitney Bowes and Endicia.com are authorized PC Postage providers with commercially available software and Zazzle.com offers a competitive product to PhotoStamps using Pitney Bowes technology. If any more providers become authorized, or if Pitney Bowes or Endicia.com provide enhanced offerings, our operations could be adversely impacted. We also compete with other forms of postage, including traditional postage meters, provided by companies such as Pitney Bowes, postage stamps and permit mail.

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

Our stock price is volatile.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of 329 days as of September 30, 2005. Our cash equivalents and investments, net of restricted cash, approximated $94.6 million and had a related weighted average interest rate of approximately 3.9%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

On October 25, 2004, VCode Holdings, Inc. and VData LLC filed suit against Adidas Salomon AG in the United States District Court for the District of Minnesota, alleging infringement of U.S. Patent No. 5,612,524 (“the ‘524 patent”), which allegedly covers use of data matrices.  The complaint sought an injunction, unspecified damages, and attorneys’ fees. On or about December 30, 2004, the plaintiffs filed a First Amended Complaint against us, as well as Adidas Salomon AG, Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific Corp. and Hitachi Global Storage Technologies (Thailand), Ltd., alleging infringement of the ‘524 patent. On July 25, 2005, the Court granted the plaintiffs' motion to file a Second Amended Complaint adding Hitachi Global Storage Technologies, Inc. as a defendant. Adidas Salomon AG, Adidas America, Inc. and Advanced Micro Devices, Inc. and Boston Scientific Corp. have each settled for undisclosed terms. The court has scheduled the trial of this case to commence on September 1, 2006.  We dispute the plaintiffs’ claims and intend to defend the lawsuit vigorously.

On October 22, 2004 Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. The court has scheduled a “Markman” hearing to construe the terms of the Kara Technology patents for January 30, 2006, and has scheduled a trial commencement date of May 23, 2006. We dispute Kara Technology’s claims and intend to defend the lawsuit vigorously.

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

We are not currently involved in any other material legal proceedings, nor are we aware of any other material legal proceedings pending against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	10,000	$16.98	10,000	$19,830,200.00
August 1, 2005 - August 31, 2005	____________	____________	____________	____________
September 1, 2005 - September 30, 2005	115,920	$16.76	115,920	$17,887,539.65
Total	125,920	$16.78	125,920

(1)     The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC
(Registrant)

November 9, 2005	By:	/s/ KEN MCBRIDE

Ken McBride Chief Executive Officer

November 9, 2005	By:	/s/ KYLE HUEBNER

Kyle Huebner Chief Financial Officer

November 9, 2005	By:	/s/ JAMES A. HARPER

James A. Harper Chief Accounting Officer