Form 10-K
period 2005-12-31
STAMPS.COM INC
filed 2006-03-14
CIK 1082923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2005

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number: 000-26427

______________

Stamps.com Inc.

(Exact name of Registrant as specified in its charter)

______________

Delaware	77-0454966
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12959 Coral Tree Place

Los Angeles, California 90066

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (310) 482-5800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2005, the approximate aggregate market value of voting common stock held by non-affiliates of the Registrant was $430,705,369 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The Nasdaq National Market System on that date). As of February 28, 2006, there were approximately 23,643,274 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on June 7, 2006, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2005

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

Stamps.com, NetStamps, Stamps.com Internet Postage, PhotoStamps, Hidden Postage and the Stamps.com logo are our trademarks. This Report also includes trademarks of entities other than Stamps.com.

Item 1. Business

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Our core service allows customers to buy and print United States Postal Service (“US Postal Service” or “USPS”) approved postage using any PC, an ordinary inkjet or laser printer, and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, and using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was the first ever USPS-licensed vendor to offer PC Postage in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. We completed the first market test on September 30, 2004 and launched a second market test of PhotoStamps on May 17, 2005. Throughout this document and in general when we refer to the core business, we mean the PC Postage® business which excludes only the PhotoStamps business.

Stamps.com Inc. (the “Company” or “Stamps.com”) was founded in September 1996 to investigate the feasibility of entering into the US Postal Service’s Information-Based Indicia Program and to initiate the certification process for our PC Postage service. In January 1998, we were incorporated in Delaware as StampMaster, Inc. and we changed our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999, and our common stock is listed on the Nasdaq stock market under the symbol “STMP.”

Our principal executive offices are located at 12959 Coral Tree Place, Los Angeles, California, 90066, and our telephone number is (310) 482-5800.

Mission and Business Strategy

Stamps.com was founded with the mission to allow anyone to print valid U.S. postage using just a personal computer, an ordinary printer, and an internet connection. In August 1999, Stamps.com became the first company approved under the US Postal Service’s PC Postage program utilizing a software-only business model. As of December 31, 2005, Stamps.com provided its PC Postage service to approximately 349,000 registered customers that include small businesses, large businesses, home offices, and consumers.

Our current strategy for the core business small office and home office (“SOHO”) sales and marketing area is to continue optimizing our current portfolio of customer acquisition channels while also working on new customer acquisition initiatives. We will continue to utilize our traditional channels such as direct mail, enhanced promotion, telemarketing, partnerships, and general online advertising, and we will continue to focus on optimizing the economics in each of these channels. On the SOHO pricing front, we will continue the approach that we began in 2005 which targets different customer segments with different service offerings that are differentiated based on product functionality. The Pro Plan, previously known as the Power Plan, will continue to be our entry level pricing plan, and Premier will be our up-sell plan which provides a richer feature set at a higher price. Our current strategy also includes a renewed and intensified sales and marketing focus to move upstream to address larger businesses. We plan to expand our corporate sales team as the need arises. We have also dedicated a marketing employee dedicated to this area. We also plan to focus on the small and medium enterprise segment once we have a multiple user product capability in place.

We plan to continue to invest in our mailing and shipping supplies business (our “Supplies Store”) in order to make our offering more convenient for our customers. We ended the year with a catalog of approximately 160 stock keeping units (“SKUs”), up from around 86 SKUs at the end of 2004, and we currently plan to increase the total number of SKUs to more than 500 by year end 2006.

Our current strategy in the PhotoStamps area is to continue investing heavily in growth throughout the year. We will continue to refine the existing marketing strategies that were successful during 2005, and will work on identifying and optimizing new marketing strategies. We will also continue focusing on building the business via partnerships similar to 2005.

Services and Products

We offer or have offered the following products and services to our customers:

•

PC Postage Service. Our U.S. Postal Service-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports USPS classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery (“COD”) and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the US Postal Service’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 to $24.99 or more based on individual pricing and promotions.

Stamps.com offers its customers three primary ways to print PC Postage. First, our NetStamps® feature enables customers to print postage for any value or any class of mail or package on NetStamps labels. After they are printed, NetStamps can be used just like regular stamps. Second, our shipping feature tab allows customers to print postage for packages on plain 8.5” x 11” paper or on special labels, and to add electronic Delivery or Signature Confirmation at discounted prices. Third, our mailing feature tab is typically used to print the postage and address directly on envelopes or on other types of mail or labels, in a single-step process that saves time and provides a professional look. Our PC Postage services also incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the U.S. In addition, our PC Postage services have been designed to integrate into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

•

PhotoStamps®. On May 17, 2005, we publicly launched our second market test of PhotoStamps, a new, patented form of postage that allows consumers to turn digital photos, designs or images into valid U.S. postage. For the first time ever, people can create customized U.S. postage using pictures of their children, pets, vacations, celebrations and more. PhotoStamps is used as regular postage to send letters, postcards or packages. The product is available via our separate website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing one of ten different border colors to compliment the photos, select the value of postage, and place the order online. Each sheet includes twenty individual PhotoStamps, and orders arrive via U.S. Mail in a few business days.

Since the beginning of the second market test, PhotoStamps has been prominently featured in the national media: for example, in its December 19, 2005 issue, BusinessWeek named PhotoStamps one of the best products of 2005. From the May to December 2005, we shipped more than 500,000 sheets, or more than 10 million individual PhotoStamps.

We are currently authorized by the USPS to sell PhotoStamps for a one year market test that runs through May 2006. We have begun discussions with the Postal Service about the next steps for PhotoStamps and are encouraged by those discussions so far. In addition, upper management of the US Postal Service has made several positive public statements about customized postage, and the US Postal Service also mentioned the customized postage program as part of its 2006 to 2010 Strategic Transformation Plan which was published during the third quarter of 2005. While we are hopeful that the USPS will ultimately approve the continuation of our PhotoStamps offering following the end of this second test period, there are many risks related to this offering, including the possibility that the USPS disallows our continued sale of PhotoStamps after May 2006.

•

Supplies Store. With the launch of NetStamps in July 2002, we began selling NetStamps labels directly to our customers via our Supplies Store (previously also referred to as our “Online Store”) which is available to our customers from within our PC Postage software. Our Supplies Store has since expanded to sell themed NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. We plan to continue to increase the breadth of products offered in our Supplies Store, in order to enhance customer convenience.

•

Branded Insurance. We offer Stamps.com branded insurance to our users so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. We also offer official US Postal Service insurance alongside our branded insurance product. Our insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman’s Fund.

Customer Value Proposition for the PC Postage Service

We believe that customers use our PC Postage service to save time and money. Our service saves customers time in the following ways:

•

Our service allows a customer to apply postage to letters or packages at home or at the office, avoiding the time that would ordinarily be spent in a trip to the post office;

•

Our service has the ability to generate mass mailings quickly and easily, in a single step process; and

•

Our service saves customers time because of its ability to integrate seamlessly with most small business productivity applications such as word processors, financial applications and address books.

Our service also saves customers money as follows:

•

The service automatically cleanses all addresses so postage is not wasted on undeliverable-as-addressed mail;

•

Our service helps customers avoid wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and distance to the destination;

•

Our service provides the ability to track and control postage expenditures in a small office using cost codes;

•

Customers using our service to ship packages with electronic Delivery or Signature Confirmation save approximately 50 cents per package versus comparable services at a retail USPS post office; and

•

Stamps.com’s service fees are up to 80% less than the total cost of a traditional postage meter, where users typically pay monthly rental fees, maintenance fees, postage purchase surcharges, and expensive ink charges.

Customers also cite several other additional benefits in using our service, including the following:

•

Stamps.com mail is more professional looking than stamped mail;

•

Our service provides the ability to send US Postal Service packages with Hidden Postage™, which hides the actual amount paid for postage, a useful feature for e-commerce companies that may not want the recipient to have actual shipping cost information; and

•

Our software can help a business reduce its customer support costs by automatically generating and sending package delivery status e-mails to its customers.

Marketing of PC Postage

Our PC Postage marketing has traditionally been targeted primarily at small businesses and home offices. We have marketed, and plan to continue marketing, our PC Postage service in several ways, including the following channels:

•

Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our PC Postage software. For example, these partnerships may provide a link to our website from a partner’s website, may provide a copy of our software along with a partner’s software product, may distribute our software at a retail location, or may bundle our software with a hardware device. An example of this type of relationship is our partnership with Microsoft where our software is available for download from the Office Update section of Microsoft’s website. Other examples include Peachtree and EarthLink.

•

Traditional Online Advertising. We work with companies to advertise our service in a number of ways across the Internet including paid search, banner ads, permission-based emails, and other online advertising vehicles.

•

Enhanced Promotion Online Advertising. We work with various companies to advertise our service in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to get the customer to try our service.

•

Affiliate Channel. We utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with Stamps.com. Our affiliate channel is currently managed by a third party. We offer financial incentives for these small businesses and individuals to drive traffic to our web site.

•

Direct Mail. We send direct mail pieces to prospective small business, small office, and home office customers. We purchase targeted prospect lists from third parties or obtain prospect lists from partners.

•

Remarketing. We remarket our service to former customers. Our remarketing efforts are generally focused on the new features which may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers.

•

U.S. Postal Service Referrals. We work to utilize the nationwide U.S. Postal Service Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls. We also receive referrals directly from the US Postal Service website at www.USPS.com.

Marketing of PhotoStamps

During our second market test, we have been testing numerous marketing channels for PhotoStamps, including traditional offline advertising, online advertising, and partnerships. While we are hopeful that the USPS will ultimately approve the continuation of our PhotoStamps offering following the end of this second test period, there are many risks related to this offering.

Competition

The following is a summary of our current direct competitors in the PC Postage and Customized Postage categories:

Endicia.com. Endicia.com is a small, private U.S. company that launched a software-based PC Postage service commercially in 2000. The company also sometimes goes by the names Envelope Manager Software, or PSI Inc. In May 2005, Endicia also launched a custom postage offering under the brand name “PictureItPostage.”

Pitney Bowes, Inc. Pitney Bowes is the current market leader in the U.S. traditional postage meter business, with revenues of approximately $5.5 billion in fiscal 2005. Pitney Bowes launched a software-based PC Postage product called ClickStamp Online in April 2000. In the third quarter of 2004, Pitney Bowes appeared to discontinue marketing ClickStamp Online at the monthly fee of $4.99, and to begin marketing an entirely new PC Postage offering by the name of ShipStream for a monthly fee of $18.99. During 2004, Pitney Bowes also began offering an Internet-based service for printing a single label for use in shipping a package that does not require a monthly subscription fee. In July 2005, Pitney Bowes introduced a custom postage offering through a partnership with Zazzle.com, Inc., a small, private US company that specializes in custom products.

We also compete with traditional postage meters, such as those offered by Pitney Bowes. We believe that customers choose the Stamps.com PC Postage service over traditional postage meters primarily to save money. We also believe that Stamps.com’s PC Postage service offers superior capabilities to postage meters in certain areas, such as the ability to integrate tightly with small business productivity applications, and the ability to easily monitor and track USPS packages.

We also compete with traditional methods of accessing U.S. postage, such as postage stamps, U.S. Postal Service retail locations, and U.S. Postal Service online services such as Click-N-Ship. All of these methods are typically available with no additional markup over the face value of postage. We believe that customers choose our service over these methods of accessing postage as a matter of convenience because of the breadth of the services we offer.

We believe that customers choose Stamps.com’s PC Postage service over that of other PC Postage competitors because of our more complete and sophisticated overall service offering. Stamps.com is the only PC Postage service that is tightly integrated into Microsoft Office for use with Office’s mailing capabilities such as mail merge or envelope printing, and Stamps.com supports more address books than any other PC Postage service. Based on US Postal Service data and our own estimates, we believe that as of the end of 2005 85% of all PC Postage subscription customers were Stamps.com customers.

We believe that PhotoStamps is also the category leader for customized postage. Based on US Postal Service data and on our own estimates, we believe that approximately 83% of all customized postage sold in the US during 2005 was PhotoStamps. When compared to competitive offerings, we think PhotoStamps offers the best product and overall customer experience in the industry. PhotoStamps was also the first commercially available customized postage product and we believe it has the best brand recognition among all of the competitive products.

Overall, we may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is particularly true with respect to competitors such as Pitney Bowes, which has greater financial, marketing, service, support, technical, and other resources than we do. Failure to maintain a competitive position within the market could seriously harm our business, financial condition and results of operations. If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes, our revenues and operating results will suffer.

Industry Overview

Growth of Internet Commerce

Stamps.com’s core mailing and shipping service is currently targeted primarily to U.S. small offices, home offices and small businesses. The small office, home office and small business market represent a large and growing customer segment. According to reports from market research firm International Data Corporation (“IDC”), there were a combined 47 million small businesses and home offices in the United States in 2005. For 2005, IDC estimated that small businesses with less than 100 employees numbered 8.1 million of which 84% had fewer than 10 employees. In addition, income generating home offices numbered 14.7 million, and home offices used for corporate after-hours work or telecommuting numbered 24.3 million. In addition to small office, home office and small business customers, consumers and corporations are also currently customers of Stamps.com’s service.

US Mail Volume

According to the US Postal Service Annual Report, the total postage market was approximately $70 billion in 2005, of which approximately $49 billion was represented by mail classes other than standard mail and periodicals. We believe that some portion of this $49 billion is a potential market for purchasing and printing postage using PC Postage.

The US Postal Service processed over 212 billion pieces of mail during its fiscal year 2005. A recent US Postal Service study estimated that consumer-to-consumer mail volume is approximately 7.2 billion pieces per year, made up of the following segments: 2.6 billion holiday/season greeting cards; 2.0 billion other greeting cards; 2.1 billion letters to friends or relatives; and 0.5 billion invitations. We also estimate that an additional 10.5 billion pieces per year are sent between businesses and consumers, as business advertising mail. We believe that consumer-to-consumer and business-to-consumer-advertising mail are two potential markets for use of PhotoStamps.

Traditional Postage Industry and the Emergence of PC Postage

The US Postal Service has experienced public demand for more convenient access to US Postal Service products and services, and has faced strong competition from overnight delivery services and online transaction services. The US Postal Service also has historically experienced lost revenue owing to fraud committed using traditional postal meters. In response to these challenges, in 1995 the US Postal Service announced the Information Based Indicia (“IBI”) program, its first new form of postage since the approval of the postage meter in 1920. The information based indicia was a new type of US Postal Service postage mark that contained an information rich two dimensional bar code. Each bar code is unique and contains technology that reduces the fraud risk to the US Postal Service. The IBI Program is commonly referred to today as the PC Postage program.

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

Approval of follow-on technology also requires US Postal Service approval. On July 17, 2002, we successfully launched NetStamps and became the first provider of this technology. Approval for NetStamps followed years of development efforts, including a six-month beta field test. On November 29, 2002, we launched our shipping label capability after significant development efforts. In 2003, we improved our shipping features by adding Hidden Postage™, Stamps.com package insurance, the ability to send shipment notification e-mails with a tracking link, the ability to print shipping labels for Express Mail® and Bound Printed Matter, and support for additional USPS services such as COD. Additionally, we enhanced the integration with Microsoft® Office System 2003.

In July 2004, we received authorization from the USPS to proceed with an initial, limited market test of a new form of postage called PhotoStamps that coupled the technology of PC Postage with the simplicity of a web-based image upload and order process to allow consumers and businesses to order fully customized postage. In September 2004, the USPS asked us to conclude our market test effective on October 1, 2004, to allow the USPS to conduct a review of the limited market test results. We concluded the first market test with more than 138,000 total sheets, or approximately 2.8 million individual PhotoStamps, ordered.

In May 2005, we launched our second market test of PhotoStamps after receiving authorization from the USPS. As of December 31, 2005, during the second market test we have shipped more than 500,000 total sheets, or more than 10 million individual PhotoStamps. The second market test will conclude on May 17, 2006, and we are hopeful that the US Postal Service will ultimately approve the continuation of the PhotoStamps offering. There are, however, many risks related to this offering.

Our Technology

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

Our transaction processing servers are a combination of secure, commercially available and internally-developed technologies that are designed to provide secure and reliable transactions. Our system implements hardware to meet government standards for security and data integrity. The performance and scalability of our PC Postage system is designed to allow many users to simultaneously process postage transactions through our system. Our database servers are designed and built with industry-leading database technologies and are scalable as needed.

Our current technology plan is to spend the majority of our near term technology development effort building out and unifying our software platform for continued and future growth in all parts of our business. We plan to build a single web presentation and e-commerce system for all Stamps.com products and services by migrating our current homegrown technology onto commercial software. We also plan to implement a highly flexible billing and unified payment processing system and then integrate that system with our new e-commerce platform. We also plan to add the capability of letting multiple users access a single account balance in a single geographic location. We also plan to continue to add on to our current enterprise reporting systems with enhanced features such as centralized administration and control.

Section 382 Update

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of February 28, 2006 we are approximately at 30% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our investors contact us prior to allowing their ownership interest to reach a five-percent level.

Employees

As of December 31, 2005, we had 155 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Government Regulation

On January 5, 2006, President Bush signed a new law which clarified a longstanding law around advertising on U.S. currency, known as 18 US Code Section 475. The new law amends Section 475 to clarify that the earlier law does not apply to products that are officially approved by the US Postal Service. In compliance with the original law, the Postal Service restricted our ability to accept business advertising for usage on PhotoStamps during the second market test. The recent amendment clears the way for the Postal Service to remove this restriction as it relates to PhotoStamps. If and when the USPS does remove this restriction, we will begin marketing the PhotoStamps product for business use.

Recent Developments

On March 13, 2006, we announced that the US Postal Service approved a third market test that would allow us to sell PhotoStamps for a further two year period to end in March 2008. In this new market test, the US Postal Service is expected to lift the restriction on business advertising for PhotoStamps that had been in place during the previous market test. We announced that we would likely enter into this third market test in the next two months.

Item 1a. Risk Factors

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

Our continuing profitability depends on our ability to successfully implement our strategy of increasing the adoption of our services and products. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as:

•

The costs of our marketing programs to establish and promote the Stamps.com brands;

•

The demand for our services and products;

•

Our ability to develop and maintain strategic distribution relationships;

•

The number, timing and significance of new products or services introduced by us and by our competitors;

•

Our ability to develop, market and introduce new and enhanced products and services on a timely basis;

•

The level of service and price competition;

•

Our operating expenses;

•

US Postal Service regulation and policies relating to PC Postage and PhotoStamps; and

•

General economic factors.

We have a history of losses and we may incur losses in the future which may reduce the trading price of our common stock.

We have experienced significant net losses since our inception and we may experience net losses in the future. Though we realized net income of $10.4 million for the year ended December 31, 2005, we incurred net losses of $4.7 million for the year ended December 31, 2004. Although we achieved profitability during fiscal year 2005, we cannot be certain that we will be able to sustain or increase such profitability in the future.

We implemented pricing plans that may adversely affect our future revenues and margins.

Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. In order to attract customers in the future, we may run special promotions and offers such as free trials, discounts on fees, postage and supplies, and other promotions. We cannot be sure that customers will be receptive to future fee structures and special promotions that we may implement. Even though we have established a sizeable base of users, we still may not generate sufficient gross margins to remain profitable. In addition, our ability to generate revenues or sustain profitability could be adversely affected by the special promotions or additional changes to our pricing plans.

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

We must minimize the rate of loss of existing customers while adding new customers. Customers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently that the costs for service are too high, because they are going out of business, or other issues that are not satisfactorily resolved. We must continually add new customers both to replace customers who cancel and to continue to grow our business beyond our current customer base. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of customers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these customers with new customers.

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

Our services and products must meet the commercial demands of our customers, which include home businesses, small businesses, corporations and individuals. We cannot be sure that our services will appeal to or be adopted by an ever-growing range of customers. If we are unable to ship products such as items from our Supplies Store or PhotoStamps in a timely manner to our customers, our business may be harmed. Moreover, our ability to obtain and retain customers depends, in part, on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we fail to meet the demands of our customers our results of operations will be adversely affected.

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

Substantial litigation regarding intellectual property rights exists in our industry. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. We may become aware of, or we may increasingly receive correspondence claiming, potential infringement of other parties’ intellectual property rights. We are currently a defendant in two such cases filed in the fourth quarter of 2004. We could incur significant costs and diversion of management time and resources to defend claims against us regardless of their validity. Any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation in which we are accused of infringement might cause product development delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed or fail. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business.

A failure to protect our own intellectual property could harm our competitive position.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 53 issued US patents, 77 pending US patent applications, 12 international patents and 20 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

The US Postal Service could decide to suspend or cancel the current market test of PhotoStamps, and may do so in the event that there is sufficient cause to believe that the market test presents unacceptable risk to US Postal Service revenues, degrades the ability of the US Postal Service to process or deliver mail produced by the test participants, exposes the US Postal Service or its customers to legal liability, or causes public or political embarrassment or harm to the US Postal Service in any way. If the US Postal Service decides to suspend or cancel the market test of PhotoStamps, our revenues and operating results will likely suffer.

Additionally, the US Postal Service could decide to amend, renegotiate or terminate our credit card cost sharing agreement, which is a key agreement that governs the allocation of credit card fees paid by the US Postal Service and us for the postage purchased by our customers. If the US Postal Service decides to amend, renegotiate or terminate our credit card cost sharing agreement, our revenues and operating results will likely suffer.

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

The PC Postage segment of the market for postage is relatively new and is competitive. At present, Pitney Bowes and Endicia.com are authorized PC Postage providers with commercially available software and Zazzle.com offers a competitive product to PhotoStamps using Pitney Bowes technology. If any more providers become authorized, or if Pitney Bowes or Endicia.com provide enhanced offerings, our operations could be adversely impacted. We also compete with other forms of postage, including traditional postage meters provided by companies such as Pitney Bowes, postage stamps and permit mail.

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

Risks Related to Our Stock

Changes in stock option accounting rules will have an adverse affect on our operating results.

We use options to acquire our common stock to attract, incentivize and retain our employees in a competitive marketplace. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” allowed companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by

Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Prior to our adoption of SFAS No. 123 (revised 2004), “Share Based Payment,” or Statement 123(R), on January 1, 2006, we had elected to apply APB No.25 and accordingly we generally did not recognize any expense with respect to employee options to acquire our common stock in periods ended on or prior to December 31, 2005 as long as such options were granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123(R). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. This cost will be measured based on the fair value of the equity instruments issued. We adopted Statement 123(R) on January 1, 2006, which is the first day of our 2006 fiscal year. We expect the adoption of Statement 123(R) to have an adverse effect on our operating results, as we continue to use options to attract, incentivize and retain our employees.

The tax value of our net operating losses could be impaired if we trigger a change of control pursuant to Section 382 of the Internal Revenue Code.

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in a 36,000 square foot facility in Los Angeles, California under a lease expiring in February 2010. We believe that our existing facility is suitable and adequate for our present purposes, and that such facility is substantially being utilized or we have plans to utilize it.

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

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. The court has scheduled a “Markman” hearing to construe the terms of the Kara Technology patents for March 20, 2006, and has scheduled a trial commencement date of May 23, 2006. We dispute Kara Technology’s claims and intend to defend the lawsuit vigorously.

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

In addition to the class action lawsuits against us, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming us) followed publicized reports that the Securities and Exchange Commission was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. We have placed our underwriters on notice of our rights to indemnification, pursuant to our agreements with the underwriters. We have also provided notice to our directors' and officers' insurers, and believe that we have insurance applicable to the lawsuits. We also believe that the claims against us and our officers and directors are without merit, and intend to defend the lawsuits vigorously.

We are not currently involved in any other material legal proceedings, nor are we aware of any other material legal proceedings pending against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II.

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

Our common stock is traded on The Nasdaq National Market under the symbol “STMP”. The following table sets forth the range of high and low closing sales prices reported on The Nasdaq National Market for our common stock for the periods indicated (adjusted to give retroactive effect resulting from our stock dividend and reverse stock split as discussed below):

	High	Low

Fiscal 2004
First Quarter	$13.00	$9.18
Second Quarter	$14.78	$10.19
Third Quarter	$17.47	$9.06
Fourth Quarter	$16.00	$12.93
Fiscal 2005
First Quarter	$18.27	$12.36
Second Quarter	$22.54	$15.53
Third Quarter	$19.73	$15.99
Fourth Quarter	$23.98	$15.98

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

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 31, 2005 and (ii) February 28, 2006.

Closing Price

December 31, 2005	$22.96
February 28, 2006	$32.21

Holders

As of February 28, 2006, there were approximately 1,268 stockholders of record and approximately 23,643,274 shares of our common stock issued and outstanding.

Dividend Policy

Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. The Board of Directors does not presently contemplate the payment of any dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the caption “Executive Compensation and Related Information,” appearing in the Proxy Statement, is hereby incorporated by reference. For additional information on our stock incentive plans and activity, see Note 14 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during the fiscal year ended December 31, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2005 – October 31, 2005	13,396	$15.99	13,396	$17,673,379
November 1, 2005 – November 31, 2005	—	—	—	—
December 1, 2005 – December 31, 2005	—	—	—	—

Item 6. Selected Financial Data

The following data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included elsewhere in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$61,911	$38,112	$21,200	$16,329	$19,427
Cost and expenses:
Cost of sales	17,434	13,307	8,264	5,328	7,954
Research and development	6,596	6,221	4,820	4,790	12,578
Sales and marketing	19,804	12,586	6,298	2,509	9,684
General and administrative	9,633	12,985	14,459	15,467	33,036
Impairment of goodwill	—	—	—	—	163,634
Restructuring charges	—	—	—	—	25,974
Income (loss) from operations	8,444	(6,987)	(12,641)	(11,765)	(233,433)
Other income, net	2,231	2,254	3,314	4,918	10,062
Gain from shut down of EncrypTix	—	—	—	—	23,195
Loss from sale of iShip	—	—	—	—	(9,397)
Provision for income taxes	246	—	—	—	—
Net income (loss)	$10,429	$(4,733)	$(9,327)	$(6,847)	$(209,573)
Basic net income (loss) per share	$0.46	$(0.21)	$(0.42)	$(0.28)	$(8.28)
Diluted net income (loss) per share	$0.44	$(0.21)	$(0.42)	$(0.28)	$(8.28)
Weighted average shares outstanding used in basic per-share calculation	22,738	22,361	22,056	24,645	25,322
Weighted average shares outstanding used in diluted per-share calculation	23,744	22,361	22,056	24,645	25,322

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and investments	$103,979	$87,207	$162,774	$172,714	$192,924
Working capital	36,295	26,911	74,553	99,410	185,786
Total assets	118,454	100,428	178,264	188,951	222,586
Line of credit, capital lease obligations and other long-term liabilities	—	—	—	—	98
Total stockholders’ equity	109,940	94,887	174,485	186,336	217,259

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

Overview

Stamps.com Inc. (“Stamps.com”, “we”, “us” or “our”) is the leading provider of Internet-based postage solutions. Our core service allows customers to buy and print United States Postal Service (“US Postal Service” or “USPS”) approved postage using a PC, an ordinary inkjet or laser printer and an Internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of mail classes. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was approved by the USPS in 1999 as the first licensed vendor to offer PC Postage in a software-only business model. On August 10, 2004, we publicly launched a market test of PhotoStamps, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. We completed the first market test on September 30, 2004 and launched a second market test of PhotoStamps on May 17, 2005. Throughout this document and in general when we refer to the core business, we mean the PC Postage business which excludes only the PhotoStamps business.

We currently offer the following products and services to our customers:

PC Postage Service

Our U.S. Postal Service-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports USPS classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery (COD) and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the US Postal Service’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 to $24.99 or more based on individual pricing and promotions. As of December 31, 2005, our customer base consisted of approximately 349,000 registered customers who have downloaded our software and registered for our service.

Stamps.com offers its customers three primary ways to print PC Postage. First, our NetStamps® feature enables customers to print postage for any value or any class of mail or package on NetStamps labels. NetStamps can be used just like regular stamps. Second, our shipping feature tab allows customers to print postage for packages on plain 8.5” x 11” paper or on special labels, and to add electronic Delivery or Signature Confirmation at discounted prices. Third, our mailing feature tab is typically used to print postage and addresses directly on envelopes or on other types of mail or labels, in a single-step process that saves time and provides a professional look. Our PC Postage services also incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the U.S. In addition, our PC Postage services have been designed to integrate into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

Following a December 2005 removal of approximately 65,000 customers that we deemed to be permanently uncollectible, we ended the year with approximately 349,000 registered users, 94% of which were either Power/Pro Plan or Premier Plan members. In the fourth quarter of 2005, we successfully billed approximately 299,000 unique customers, up from 286,000 in the fourth quarter of 2004.

PhotoStamps®

On May 17, 2005, the Company publicly launched its second market test of PhotoStamps, a new, patented form of postage that allows consumers to turn digital photos, designs or images into valid U.S. postage. Popular categories of images used on PhotoStamps include family and friends, pets, vacations, and celebrations. PhotoStamps is used as regular postage to send letters, postcards or packages. The product is available via our separate website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing one of ten different border colors to compliment the photos, select the value of postage, and place the order online. Each sheet includes twenty individual PhotoStamps, and orders arrive via US Mail in a few business days.

Since the beginning of the second market test, PhotoStamps has been prominently featured in the national media: for example, in the December 19, 2005 issue of BusinessWeek, PhotoStamps was named one of best products of 2005. From May to December 2005, we shipped more than one half million sheets, or more than 10 million individual PhotoStamps. Based on data available from the US Postal Service and our own estimates, we believe that approximately 83% of all customized postage sold in the U.S. during 2005 was our PhotoStamps.

We are currently authorized to sell PhotoStamps for a one year market test that began May of 2005 and goes through May of 2006. We have begun discussions with the Postal Service about the next steps for PhotoStamps and are encouraged by those discussions so far. In addition, upper management of the US Postal Service has made several positive public statements about customized postage, and the US Postal Service also mentioned the customized postage program as part of their 2006 to 2010 Strategic Transformation Plan which was published during the third quarter of 2005. While we are hopeful that the USPS will ultimately approve the continuation of our PhotoStamps offering following the end of this second test period, there are many risks related to this offering. See “Risks Related to our Industry” in the Risk Factors section.

Supplies Store

With the launch of NetStamps in July 2002, we began selling NetStamps labels directly to our customers via our Supplies Store (previously known as our “Online Store”) which is available to our customers from within our PC Postage software. The Stamps.com Supplies Store has since expanded to sell themed NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. We plan to continue to increase the breadth of products offered in our Supplies Store, in order to enhance convenience for our customers.

Branded Insurance

We offer Stamps.com branded insurance to our users so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. We also offer official US Postal Service insurance alongside our branded insurance product. Stamps.com Insurance is provided by Parcel Insurance Plan and underwritten by Fireman's Fund.

Recent Developments

During 2005, we focused on improving our core product software features and launching new products to generate incremental revenue from our core customer base. With the new software features, we have continued to strengthen our recurring revenue stream by increasing our customer base and attracting new customer segments. With the new product offerings we have been able to capture incremental revenue from our existing customer base, while increasing customer efficiency and decreasing customer costs. In 2005, Stamps.com achieved record revenues and full-year profitability.

In April 2005, we announced that PhotoStamps would be available under authorization of the US Postal Service for a second market test which began on May 17, 2005 and which is expected to last one year. From the launch of the second test to December 31, 2005, we shipped more than one half million sheets, or more than 10 million individual PhotoStamps.

In June 2005, we released version 5.0 of our PC Postage software featuring a redesigned user interface with simpler navigation and richer web content. We also launched a beta version of our Stamps.com Enterprise, a product release that enables corporate customers to manage their corporate-wide mailing and shipping expenses.

In July 2005, we introduced Stamps.com Enterprise and Premier plans. Stamps.com Enterprise allows businesses to easily view and manage their corporate-wide mailing and shipping expenses by aggregating data from multiple accounts and across multiple geographies, and making that information available from a web-based interface. The Premier plan includes all of the features available in our entry level Pro service, but adds several new capabilities and new functionality including faster print speeds, higher meter/account balances, more costs codes for tracking, support for USPS certified mail, and the ability to print FedEx shipping labels directly from the Premier interface.

In January 2005, Craig Ogg, our VP of R&D, resigned from the Company in order to pursue other endeavors. Immediately following that event, JP Leon, our VP of Advanced Technology, assumed the leadership role for the R&D team. In September 2005, Richard Stables, our VP of IT, resigned from the Company in order to pursue other endeavors. Immediately following that event, Michael Biswas, VP of Operations, assumed responsibility for this area.

As of December 31, 2005, we had 155 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees is represented by a labor union. We believe that our relationship with our employees is good.

On January 24, 2006 we announced that President Bush signed a new law which clarified a longstanding law around advertising on U.S. currency called 18 US Code Section 475. The new law, signed on January 5, 2006, amends section 475 to clarify that the earlier law does not apply to products that are officially approved by the US Postal Service. Owing to the original law, the Postal Service restricted our ability to accept business advertising for usage on PhotoStamps during the second market test. The new amendment clears the way for the Postal Service to remove this restriction once they feel it is appropriate. If and when they do remove the restriction, we expect to begin marketing the PhotoStamps product for business use.

Critical Accounting Policies

General. The discussion and analysis of our financial condition and results of operations are based on our Company’s financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Service revenue is based on monthly convenience fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Items, including PhotoStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Licensing revenue is recognized ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers who purchase postage for use through our NetStamps, shipping label or mailing features, pay face value, and the funds are transferred directly from the customers to the US Postal Service. No revenue is recognized for this postage as it is purchased by our customers directly from the US Postal Service.

PhotoStamps revenue includes the price of postage and is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

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

Internet Advertising. We recognized expense based on the specifics of the individual agreements. Under partner and affiliate agreements, third parties refer prospects to our web site and we pay the third parties when the customer completes the customer registration process, completes the first purchase or in some cases, upon the first successful billing of a customer. We record these expenses on a monthly basis as prospects are successfully converted to customers.

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

Results of Operations

Years Ended December 31, 2005 and 2004

During fiscal year 2005, we continued strong revenue growth both in service fee subscription and Supplies Store revenue, with total revenue reaching approximately $61.9 million. We continued to see positive trends on usage of our service during the year as a result of the improvements we made to our core product software features. Total postage printed using our service during fiscal year 2005 was up 23% compared to fiscal year 2004. We continued to attract a significant number of new customers from online advertising and direct mail, our primary marketing channels. Gross customers acquired were approximately 284,000 during fiscal year 2005, up from approximately 241,000 during fiscal year 2004. Furthermore, during the second quarter of fiscal 2005, under the authorization of the US Postal Service we launched our second market test of PhotoStamps, which is currently expected to last through May 2006.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Twelve Months Ended December 31,
	2005	2004

Total Revenues
Service	69%	73%
Photostamps	14%	6%
Product and other	17%	21%
Total revenues	100%	100%
Cost of revenues
Service	15%	25%
Photostamps	9%	4%
Product and other	4%	6%
Total cost of revenues	28%	35%
Gross profit	72%	65%
Operating expenses
Sales and marketing	32%	33%
Research and development	11%	16%
General and administrative	16%	34%
Total operating expenses	59%	83%
Income (loss) from operations	13%	(18)%
Other income, net	4%	6%
Income (loss) before income taxes	17%	(12)%
Provision for income taxes	—	—
Net income (loss)	17%	(12)%

Revenue. Revenue was derived primarily from three sources: (1) service fees charged to customers for use of our PC Postage service; (2) PhotoStamps revenue from the sale of PhotoStamps; and (3) product sales and other revenue, consisting of Supplies Store revenue from the direct sale of consumables and supplies, advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our branded insurance offering, and licensing revenue. Revenue increased from $38.1 million in fiscal 2004 to $61.9 million in fiscal 2005, an increase of 62%.

Service fee revenue increased from $27.9 million in fiscal 2004 to $42.4 million in fiscal 2005, an increase of 52%. The increase in service fee revenue is primarily due to the growth of our customer base and the migration of our existing customers from our Simple Plan price point of $4.49 per month to the Power/Pro Plan at $15.99 per month and the Premier Plan at higher price points, resulting in higher service fee revenue per customer. As of December 31, 2005, Power/Pro Plan or Premier Plan customers accounted for 94% of total registered customers as compared to 51% as of December 31, 2004. As a percentage of total revenue, service fee revenue decreased four percentage points from 73% in fiscal 2004 to 69% in fiscal 2005. The decrease in service fee revenue as a percentage of total revenue is attributable to the increase in revenue from our PhotoStamps product. We expect total service fee revenue to continue to increase in future periods on an absolute basis as we complete the migration of our Simple Plan customers to the Power/Pro Plan and as we continue to increase our customer base. As a percentage of revenue, service fee revenue may decline over future periods if the USPS allows us to continue to sell PhotoStamps beyond the end of our second test period.

PhotoStamps revenue increased from $2.3 million in fiscal 2004 to $8.9 million in fiscal 2005, an increase of 283%. As a percentage of total revenue, PhotoStamps revenue increased eight percentage points from 6% in fiscal 2004 to 14% in fiscal 2005. The PhotoStamps revenue increase, both on an absolute basis and as a percentage of total revenue is primarily due to the increase in customer orders as a result of our marketing efforts, and from seasonal demand during the holiday period. If the USPS approves our continued sale of PhotoStamps we expect this revenue category to increase on both an absolute basis and as a percentage of total revenue.

Product sales and other revenue increased from $7.8 million in fiscal 2004 to $10.6 million in fiscal 2005, an increase of 35%. The increase is primarily due to the expansion of our consumable and supplies sales through our

Supplies Store and enhanced insurance sales as a result of our continued effort to market to our existing customers. In addition, we had four quarters of licensing revenue in fiscal 2005 as compared to two quarters in fiscal 2004.

During the year we expanded the number of available products from approximately 86 stock keeping units (“SKUs”) as of December 31, 2004 to approximately 160 SKUs at the end of December 31, 2005, including specialty NetStamps labels, shipping labels, mailing labels, dedicated postage printers, digital scales, and printer cartridges, among other items. As a percentage of total revenue, product sales and other revenue decreased four percentage points from 21% in fiscal 2004 to 17% in fiscal 2005 as a result of greater increases in revenue from service fees and PhotoStamps. We expect product sales and other revenue to continue to increase on an absolute basis as we add additional SKUs to our Supplies Store, and as we continue to market the use of our insurance offering to our existing and new customers.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased from $13.3 million in fiscal 2004 to $17.4 million in fiscal 2005, an increase of 31%. As a percentage of total revenue, cost of revenue decreased seven percentage points from 35% in fiscal 2004 to 28% in fiscal 2005. This decrease primarily relates to the promotional expense decline as a percent of revenue. Promotional costs are primarily incurred as customers are acquired and thereby may not correlate with changes in revenue.

Cost of service revenue decreased from $9.5 million in fiscal 2004 to $9.2 million in fiscal 2005, a decrease of four percent. As a percentage of total revenue, cost of service revenue decreased ten percentage points from 25% in fiscal 2004 to 15% in fiscal 2005. The decrease in total cost of service is a result of a decrease in promotional expense, offset by an increase in cost of sales owing to an increase in credit card processing fees and an increase in customer support costs.

The decrease in promotional expense is attributable to the decrease in the redemption rate of our promotional offerings as well as a reduced carrying cost of promotional items. Promotional expenses are primarily incurred as customers are acquired and thereby may not correlate directly with changes in revenue. Promotional expense includes free postage and a free digital scale offered to new customers, and was approximately $2.2 million and $3.6 million in fiscal 2005 and 2004, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer is acquired. However, the revenue associated with the acquired customer is earned over the customer's lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period.

The increase in credit card processing fees is a result of higher total revenue levels. The increase in customer support costs is a result of growth in the customer support workforce needed to support more customers. In addition, during the first quarter of fiscal 2004, we incurred a charge of approximately $185,000 relating to cash and stock distributed to customer service employees as compensation for a loss in value of employee stock options as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in 2005 and we do not anticipate a similar charge in the future. We expect the total cost of service revenue to increase in future periods as we increase our customer base resulting in larger promotional expenses, higher credit card processing fees, and higher customer support costs.

Cost of PhotoStamps revenue increased from $1.5 million in fiscal 2004 to $5.5 million in fiscal 2005, an increase of 270%. As a percentage of total revenue, cost of PhotoStamps revenue increased five percentage points from four percent in fiscal 2004 to nine percent in fiscal 2005. The cost of PhotoStamps revenue increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in customer orders as a result of our marketing efforts, and from seasonal strength from holiday demands. Cost of PhotoStamps revenue includes the face value of the postage, credit card processing fees, customer support costs, and cost associated with the printing and fulfillment of the product.

Cost of product sales and other revenue increased from $2.3 million in fiscal 2004 to $2.8 million in fiscal 2005, an increase of 20%. The increase in cost of product sales and other revenue is primarily due to the increased revenue from sale of products offered through our Supplies Store, and due to the amortization cost of the patents related to licensing revenue. As a percentage of total revenue, cost of product sales and other revenue decreased two percentage points from six percent in fiscal 2004 to two percent in fiscal 2005. We expect the cost of product sales and other revenue to continue to increase in future periods which is consistent with the aforementioned expectation that product sales and other revenue will also increase in future periods.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased from $12.6 million in fiscal 2004 to $19.8 million in fiscal 2005, an increase of 57%. As a percentage of total revenue, sales and marketing expense was 33% and 32% in fiscal 2004 and 2005, respectively. The increase in sales and marketing expense is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our core business and for PhotoStamps. Ongoing marketing programs include the following: traditional advertising; partnerships; customer referral programs; customer remarketing efforts; telemarketing; direct mail; and online advertising. During the first quarter of fiscal 2004, we incurred a charge of approximately $328,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in 2005 and we do not anticipate a similar charge in the future. We currently expect sales and marketing expenses to increase in fiscal 2006 as we increase our marketing activity and customer acquisition.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense increased from $6.2 million in fiscal 2004 to $6.6 million in fiscal 2005, an increase of six percent. This increase is primarily due to the increase in salary, software maintenance, and depreciation expense. During the first quarter of fiscal 2004, we incurred a charge of approximately $900,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by research and development personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in 2005 and we do not anticipate a similar charge in the future. As a percentage of total revenue, research and development expense decreased five percentage points from 16% in fiscal 2004 to 11% in fiscal 2005 due to the growth in revenues. We currently expect research and development expense to increase in fiscal 2006 as we expect to continue to increase our investment in our technology.

General and Administrative. General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense decreased from $13.0 million in fiscal 2004 to $9.6 million in fiscal 2005, a decrease of 26%. As a percentage of total revenue, general and administrative expenses decreased 18 percentage points from 34% in fiscal 2004 to 16% in fiscal 2005. The decrease in general and administrative expense both on an absolute basis and as a percentage of total revenue is primarily due to the decrease in legal expense related to a one-time expense of $1.4 million associated with the settlement of an eBay litigation in July 2004. In addition, during the first quarter of fiscal 2004, we incurred a charge of approximately $1.6 million relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by general and administrative personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We currently expect general and administrative expenses to increase in fiscal year 2006 but decrease as a percentage of total revenue.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments and income relating to a legal settlement in the amount of $64,000 in 2005. Other income, net decreased from $2.3 million in fiscal 2004 to $2.2 million in fiscal 2005, a decrease of six percent. As a percentage of total revenue, other income, net decreased two percentage points from six percent in fiscal 2004 to four percent in fiscal 2005. The decrease, both on an absolute basis and as a percentage of total revenue, is mainly attributable to the recognition of legal settlement income of $1.4 million related to the eBay litigation, offset by a loss of $987,000 recognized for the disposal of assets in fiscal 2004 associated with the relocation of our corporate headquarters. In addition, income from investments increased by $287,000 in fiscal 2005 as compared to fiscal 2004. We currently expect other income to increase in fiscal year 2006 due to increased invested balances.

Years Ended December 31, 2004 and 2003

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Twelve Months Ended December 31,
	2004	2003

Total Revenues
Service	73%	83%
Photostamps	6%	—
Product and other	21%	17%
Total revenues	100%	100%
Cost of revenues
Service	25%	34%
Photostamps	4%	—
Product and other	6%	5%
Total cost of revenues	35%	39%
Gross profit	65%	61%
Operating expenses
Sales and marketing	33%	30%
Research and development	16%	23%
General and administrative	34%	68%
Total operating expenses	83%	121%
Loss from operations	(18)%	(60)%
Other income, net	6%	16%
Net loss	(12)%	(44)%

Revenue. Revenue was derived primarily from three sources: (1) service fees charged to customers for use of our PC Postage service; (2) PhotoStamps revenue from the direct sale of PhotoStamps; and (3) product sales and other revenue, consisting of Supplies Store revenue from the direct sale of consumables and supplies, advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our parcel insurance offering, and licensing revenue. Revenue increased from $21.2 million in fiscal 2003 to $38.1 million in fiscal 2004, an increase of 80%.

Service fee revenue increased from $17.6 million in fiscal 2003 to $27.9 million in fiscal 2004, an increase of 59%. As a percentage of total revenue, service fee revenue decreased ten percentage points from 83% in fiscal 2003 to 73% in fiscal 2004. The increase in service fee revenue is primarily due to the increase in the size of the customer base. Furthermore, during fiscal year 2004 our customer base included a greater percentage of Power Plan customers compared to fiscal year 2003. This resulted in higher service fee revenues per customer. The decrease in service fee revenue as a percentage of total revenue is attributable to the addition of revenue from our new PhotoStamps product. As of December 31, 2004, Power Plan customers accounted for 51% of total registered customers as compared to 30% at the end of December 31, 2003.

PhotoStamps revenue was approximately $2.3 million in fiscal 2004, which represented six percent of total revenue; we had no PhotoStamps revenue in fiscal year 2003. In July 2004, we received authorization from the US Postal Service to proceed with a limited market test of PhotoStamps. In September 2004, the USPS asked us to conclude our market test effective on October 1, 2004, to allow the USPS to conduct a review of the results of the test run. We concluded the market test with more than 138,000 total sheets, or 2.8 million individual PhotoStamps, ordered.

Product sales and other revenue increased from $3.6 million in fiscal 2003 to $7.8 million in fiscal 2004, an increase of 116%. As a percentage of total revenue, product sales and other revenue increased four percentage points from 17% in fiscal 2003 to 21% in fiscal 2004. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store and a new licensing revenue stream which was approximately $450,000 in each of the third and fourth quarters of fiscal 2004. We expanded the number of available products from approximately eighteen skus as of December 31, 2003 to approximately eighty-six skus at the end of December 31,

2004. In addition, in October 2003, we introduced our parcel insurance offering provided in partnership with Parcel Insurance Plan and underwritten by Fireman’s Fund.

Cost of Revenue. Cost of revenue principally consisted of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased from $8.3 million in fiscal 2003 to $13.3 million in fiscal 2004, an increase of 61%. As a percentage of total revenue, cost of revenue decreased four percentage points from 39% in fiscal 2003 to 35% in fiscal 2004. This decrease primarily relates to the promotional expense decline as a percentage of revenue from 15% in 2003 to nine percent in 2004.

Cost of service revenue increased from $7.2 million in fiscal 2003 to $9.5 million in fiscal 2004, an increase of 33%. As a percentage of total revenue, cost of service revenue decreased nine percentage points from 34% in fiscal 2003 to 25% in fiscal 2004. The increase in cost of service revenue is primarily due to the increase in credit card processing fees and customer support costs as a result of our larger customer base. In addition, promotional expense increased by approximately $573,000 in fiscal 2004 compared to fiscal 2003, an increase of 19%. The increase in promotional expense is also due to the increase in our customer base. The decrease in cost of service revenue as a percentage of total revenue is due to the promotional expense decline as a percentage of revenue from 15% in 2003 to nine percent in 2004.

Promotional expense typically involves offering free postage and a free digital scale to new customers. Such promotional expense was approximately $3.0 million and $3.6 million in fiscal years 2003 and 2004, respectively. Promotional expenses, which represent a significant portion of total cost of service revenue, are expensed in the period when a customer is acquired. However, the revenue associated with the acquired customer is earned over the customers’ lifetime. Therefore, promotional expenses for newly acquired customers may be higher than the revenue earned from those customers in that period. For this reason, the cost of service revenue increases may not correlate to the increases in service revenue for the same period. We expect the cost of service revenue to increase in future periods as we acquire a greater number of customers resulting in larger promotional expense.

Cost of PhotoStamps revenue was approximately $1.5 million in fiscal 2004, which represented four percent of total revenue; there was no cost of PhotoStamps revenue in fiscal 2003. Cost of PhotoStamps revenue includes the face value of the postage, credit card processing fees, customer support costs, operating costs, and costs associated with printing and fulfilling the PhotoStamps product.

Cost of product sales and other revenue increased from $1.1 million in fiscal 2003 to $2.3 million in fiscal 2004, an increase of 106%. As a percentage of total revenue, cost of product sales and other revenue increased from five percent to six percent for fiscal 2003 and 2004, respectively. The increase in cost of product sales and other revenue is primarily due to the expansion of available products offered through our Supplies Store and the amortization cost of the patents related to the licensing revenue.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities. Sales and marketing expense increased from $6.3 million in fiscal 2003 to $12.6 million in fiscal 2004, an increase of 100%. As a percentage of total revenue, sales and marketing expense increased from 30% in 2003 to 33% 2004. In the second half of 2003, we began increasing our marketing activities as we transitioned from a phase in 2002 and the first half of 2003 when we were primarily focused on making product enhancements and spending lower amounts of marketing dollars on testing marketing channels and initiatives. During fiscal year 2004, we focused our acquisition efforts on existing programs as well as new marketing channels. Ongoing marketing programs include the following: web partnerships; software and hardware-based partnerships; retail partnerships; customer referral programs; customer remarketing efforts; telemarketing; direct mail; and online advertising. During the third and fourth quarter of fiscal 2004, we spent approximately $400,000 on incremental marketing related to PhotoStamps. Furthermore, during the first quarter of fiscal 2004, we incurred a charge to sales and marketing of approximately $328,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in fiscal 2003.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense increased from $4.8 million in fiscal 2003 to $6.2 million in fiscal 2004, an increase of 29%. As a percentage of total revenue, research and development expense decreased seven percentage points from 23% in fiscal 2003 to 16% in fiscal 2004 due to the growth in revenues. The increase in research and development expense is primarily due to the increase in our headcount as we focused on new products and the improvement of existing products. In addition, during the first quarter of fiscal 2004, we incurred a charge of approximately $900,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by research and development personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in the fiscal year 2003.

General and Administrative. General and administrative expense principally consisted of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets and deferred compensation. General and administrative expense decreased from $14.5 million in fiscal 2003 to $13.0 million in fiscal 2004, a decrease of ten percent. As a percentage of total revenue, general and administrative expenses decreased 34 percentage points from 68% in fiscal 2003 to 34% in fiscal 2004. During the first quarter of fiscal 2004, we incurred a charge of approximately $1.6 million relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by general and administrative personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. Without the charge, general and administrative expenses would have decreased from $14.5 million in fiscal 2003 to $11.4 million in fiscal 2004, a decrease of 21%. This decrease is primarily due to a reduction in legal fees expense. The decrease in general and administrative expense as a percentage of total revenue is primarily due to a reduction in legal fee expense and growth in revenues.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments, other loss from the disposal of capitalized assets that are no longer in use, and income relating to a legal settlement in the amount of $1.4 million. Other income, net decreased from $3.3 million in fiscal 2003 to $2.3 million in fiscal 2004, a decrease of 32%. As a percentage of total revenue, other income, net decreased ten percentage points from 16% in fiscal 2003 to six percent in fiscal 2004. The decrease is mainly attributable to lower interest income of $1.9 million in 2004 as compared to $3.3 million in 2003 due to lower invested balances in cash and equivalents and short-term and long-term investments as a result of our return of capital cash dividend of approximately $78 million in February 2004. In addition, we recognized expenses of approximately $987,000 related to the write-off of certain capitalized assets that were no longer in use and recognized income relating to a legal settlement in the amount of $1.4 million.

Liquidity and Capital Resources

As of December 31, 2005 and 2004, we had approximately $104.0 million and $87.2 million in cash, restricted cash and short-term and long-term investments, respectively. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at December 31, 2005 (in thousands):

Years Ended	Operating

2006	632
2007	694
2008	751
2009	794
2010	134
Thereafter	—
$3,005

During fiscal year 2005, we repurchased approximately 139,000 shares of common stock for $2.3 million. We will consider repurchasing stock throughout our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess.

Net cash provided by operating activities was $15.0 million and $3.4 million for the years ended December 31, 2005 and 2004, respectively. The increase in net cash provided by operating activities resulted primarily from the increase in revenues and expanding gross margins.

Net cash used in investing activities was $9.9 million for the year ended December 31, 2005. Net cash provided by investing activities was $59.3 million for the year ended December 31, 2004. The decrease in net cash provided by investing activities resulted primarily from the sale of investments to fund the return of capital cash dividend in February 2004. In addition, we purchased additional investments as we continued to increase operating cash flow in fiscal 2005.

Net cash provided by financing activities was $9.6 million for the year ended December 31, 2005. Net cash used in financing activities was $76.0 million for the year ended December 31, 2004. The increase in net cash provided by financing activities resulted primarily from the proceeds from the exercise of our stock options and issuance of stock under our employee stock purchase program. In addition, we paid a return of capital cash dividend of approximately $78 million in February 2004.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for the foreseeable future.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the registrant’s first fiscal year beginning on or after June 15, 2005. We expect to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) using the modified prospective method. As permitted by Statement 123(R), during the fiscal periods presented herein, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We estimate the adoption of Statement 123(R) may result in an increase to operating expenses in the amount of approximately $3.0 million for the year ended December 31, 2006. However, this estimate may vary as it will depend on factors such as the level of share-based payments granted in the future. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operation cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in 2005, 2004 and 2003.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”(Statement 154), which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement 154 applies to all voluntary changes in accounting principle, and changes the requirement for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. We do not anticipate the adoption of this statement to have a significant impact on our financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 352 days at December 31, 2005. Our cash equivalents and investments, net of restricted cash, approximated $103 million and had a related weighted average interest rate of approximately 3.6%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8. Financial Statements and Supplementary Data

Our financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our CEO, CFO and CAO, concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Item 9b. Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Stamps.com Inc.

We have audited management’s assessment, included in the accompanying Management’s report on internal control over financial reporting, that Stamps.com Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stamps.com Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Stamps.com Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stamps.com Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 of Stamps.com Inc. and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 9, 2006

PART III.

Item 10. Directors and Executive Officers of the Registrant

We incorporate by reference the information under the caption “Proposal One: Election of Directors”, appearing in our proxy statement for our 2006 annual meeting of stockholders.

We incorporate by reference the information under the caption “Management”, appearing in our proxy statement for our 2006 annual meeting of stockholders.

We incorporate by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, appearing in our proxy statement for our 2006 annual meeting of stockholders.

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

Item 11. Executive Compensation

We incorporate by reference the information under the caption “Executive Compensation and Related Information”, appearing in our proxy statement for our 2006 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

We incorporate by reference the information under the caption “Beneficial Ownership of Securities”, appearing in our proxy statement for our 2006 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

We incorporate by reference the information under the heading “Certain Relationships and Related Transactions”, appearing in our proxy statement for our 2006 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

We incorporate by reference the information under the heading “Principal Accounting Fees and Services”, appearing in our proxy statement for our 2006 annual meeting of stockholders.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

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

3. Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Bylaws of the Company.(1)
4.1	Specimen common stock certificate.(1)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(1)
10.4	1999 Stock Incentive Plan.(1)
10.5	1999 Employee Stock Purchase Plan.(1)
10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1)
10.7	Lease Agreement, dated August 27, 1998, between the Company and Spieker Properties, L.P. and Amendment No. One, dated January 8, 1999.(1)
10.8	Master Lease Agreement between the Company and FirstCorp, dated June 5, 1998.(1)
10.9	Lease, dated April 12, 1999, between the Company and Spieker Properties, L.P.(1)
10.10+	Distributor Agreement, dated January 15, 1999, between the Company and Office Depot, Inc.(1)
10.11+	Distributor Agreement, dated March 11, 1999, between the Company and Dymo-Costar Corporation.(1)
10.12	License Agreement, dated May 13, 1999, between the Company and Mohan Ananda.(1)
10.13	Lease Agreement dated as of May 7, 2000 between Sterling Realty Organization Co. and iShip.com, Inc.(5)
10.14	Amended and Restated Loan Repayment Agreement dated as of August 10, 2000 by and among the Company, Salomon Smith Barney Inc. and John M. Payne.(6)
10.15	Revolving Note Secured by Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(6)
10.16	Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(6)
10.17	Separation Letter Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)
10.18	Consulting Services Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

Exhibit Number	Description

10.19	Confidential Information and Invention Assignment Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)
10.20	Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(7)
10.21	Note Secured by Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(7)
10.22	Amendment dated February 13, 2001 to the December 20, 2000 Separation Letter Agreement by and between the Company and John M. Payne.*
10.23+	Asset Purchase Agreement dated April 27, 2001 by and between the Company and E-Stamp Corporation.(9)
10.24+	Amendment to the Online Store Outsourcing Agreement dated January 31, 2002 by and between the Company and Office Depot, Inc.(10)
10.25+	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (11)
10.26++	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc. (12)
21.1	Subsidiaries of the Company.(3)
23.1	Consent of Ernst & Young LLP.(13)
24.1	Power of Attorney by G. Bradford Jones.(13)
24.2	Power of Attorney by Mohan Ananda.(13)
24.3	Power of Attorney by Lloyd I. Miller.(13)
24.4	Power of Attorney by Kevin Douglas.(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Office, Chief Financial Office and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Notice of Grant of Stock Option.(3)
99.2	Form of Stock Option Agreement.(3)
99.3	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control.(3)
99.4	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right.(3)
99.5	Form of Stock Issuance Agreement.(3)
99.6	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control.(3)
99.7	Form Automatic Stock Option Agreement.(3)
99.8	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial).(3)
99.9	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual).(3)
99.10	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(3)
99.11	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(3)
99.12	iShip.com, Inc. Amended and Restated 1997 Stock Plan.(4)
99.13	Form of Option Assumption Agreement (iShip.com, Inc. Option Shares).(4)
99.14++	Mutual General Release, dated March 7, 2001, by and between the Company and DraftWorldwide, Inc., and Joint Stipulation of Dismissal.*

——————

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Stamps.com Inc.

We have audited the accompanying balance sheets of Stamps.com Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stamps.com Inc. at December 31, 2005 and 2004, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stamps.com Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 9, 2006

STAMPS.COM INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$20,768	$11,198
Restricted cash	554	554
Short-term investments	19,450	18,295
Trade accounts receivable, net	2,131	1,534
Other accounts receivable	628	170
Other current assets	1,278	701
Total current assets	44,809	32,452

Property and equipment, net	4,492	3,473
Intangible assets, net	3,666	4,765
Long-term investments	63,207	57,160
Other assets	2,280	2,578
Total assets	$118,454	$100,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,514	$5,541
Total current liabilities	8,514	5,541

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2005 and 2004
Issued shares of 23,372 in 2005 and 22,633 in 2004
Outstanding shares of 23,063 in 2005 and 22,463 in 2004	46	45
Additional paid-in capital	607,869	601,064
Accumulated deficit	(493,683)	(504,112)
Treasury stock, at cost, 309 shares in 2005 and 170 shares in 2004	(3,737)	(1,411)
Accumulated other comprehensive loss	(555)	(699)
Total stockholders’ equity	109,940	94,887
Total liabilities and stockholders’ equity	$118,454	$100,428

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003

Revenues:
Service	$42,391	$27,936	$17,565
PhotoStamps, net	8,901	2,327	—
Product and other, net	10,619	7,849	3,635
Total revenues	61,911	38,112	21,200
Cost of revenues:
Service	9,193	9,536	7,151
PhotoStamps	5,483	1,481	—
Product and other	2,758	2,290	1,113
Total cost of revenues	17,434	13,307	8,264
Gross profit	44,477	24,805	12,936
Operating expenses:
Sales and marketing	19,804	12,586	6,298
Research and development	6,596	6,221	4,820
General and administrative	9,633	12,985	14,459
Total operating expenses	36,033	31,792	25,577
Income (loss) from operations	8,444	(6,987)	(12,641)
Other income (loss):
Other income	64	1,360	—
Interest income	2,167	1,881	3,314
Loss on disposal of assets	—	(987)	—
Total other income, net	2,231	2,254	3,314
Income (loss) before income taxes	10,675	(4,733)	(9,327)
Provision for income taxes	246	—	—
Net income (loss)	$10,429	$(4,733)	$(9,327)
Net income (loss) per share:
Basic	$0.46	$(0.21)	$(0.42)
Diluted	$0.44	$(0.21)	$(0.42)
Weighted average shares outstanding
Basic	22,738	22,361	22,056
Diluted	23,744	22,361	22,056

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stock Sales	Deferred Compensation	Treasury Stock at Cost	Accumulated Deficit	Other Comprehensive Loss	Total
	Shares	Amount

Balance at January 1, 2003	22,228	44	675,831	—	(9)	—	(490,052)	522	186,336
Comprehensive income (loss): Net loss			—	—	—	—	(9,327)	—	(9,327)
Unrealized gain/(loss) on investments			—	—	—	—	—	(598)	(598)
Comprehensive income (loss)									(9,925)
Exercise of stock options	133	1	600	—	—	—	—	—	601
Shares purchased under the ESPP	27	—	137	—	—	—	—	—	137
Amortization of deferred compensation			—	—	9	—	—	—	9
Repurchase of common stock	(324)	—	—	—	—	(2,673)	—	—	(2,673)
Balance at December 31, 2003	22,064	45	676,568	—	—	(2,673)	(499,379)	(76)	174,485
Comprehensive income (loss):
Net loss			—	—	—	—	(4,733)	—	(4,733)
Unrealized gain/(loss) on investments			—	—	—	—	—	(623)	(623)
Comprehensive income (loss)									(5,356)
Exercise of stock options	213	—	1,388	—	—	—	—	—	1,388
Shares purchased under the ESPP	33	—	285	—	—	—	—	—	285
Return of capital dividend			(77,695)	—	—	—	—	—	(77,695)
Return of capital make-up payment to employees	153	—	518	—	—	1,262	—	—	1,780
Balance at December 31, 2004	22,463	45	601,064	—	—	(1,411)	(504,112)	(699)	94,887
Comprehensive income:
Net income	—	—	—	—	—	—	10,429	—	10,429
Unrealized gain on investments	—	—	—	—	—	—	—	144	144
Comprehensive income									10,573
Exercise of stock options	696	1	6,424	—	—	—	—	—	6,425
Shares purchased under the ESPP	43	—	381	—	—	—	—	—	381
Stock repurchase	(139)	—	—	—	—	(2,326)	—	—	(2,326)
Balance at December 31, 2005	23,063	$46	$607,869	$—	$—	$(3,737)	$(493,683)	$(555)	$109,940

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	2005	2004	2003

Operating activities:
Net income (loss)	$10,429	$(4,733)	$(9,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,936	3,154	3,763
Loss on disposal of capitalized assets	—	987	—
Compensation charge relating to the return of capital dividend	—	1,780	—
Amortization of deferred compensation	—	—	9
Changes in operating assets and liabilities:
Trade accounts receivable	(597)	(586)	(286)
Other accounts receivable	(458)	607	(464)
Other current assets	(577)	(30)	(277)
Other assets	298	433	(107)
Accounts payable and accrued expenses	2,973	1,762	1,164
Net cash provided by (used in) operating activities	15,004	3,374	(5,525)
Investing activities:
Sale of short-term investments	17,241	62,460	34,072
Purchase of short-term investments	(18,477)	(33,321)	(49,530)
Sale of long-term investments	58,006	92,139	28,459
Purchase of long-term investments	(63,828)	(62,830)	(43,995)
Sale of restricted cash investments	—	3,168	641
Purchase of restricted cash investments	—	—	(554)
Acquisition of property and equipment	(2,856)	(2,296)	(782)
Purchase of intellectual property and intangible assets	—	—	(1,100)
Net cash (used in) provided by investing activities	(9,914)	59,320	(32,789)
Financing activities:
Proceeds from exercise of stock options	6,425	1,388	601
Issuance of common stock under ESPP	381	285	137
Return of capital dividend	—	(77,695)	—
Repurchase of common stock	(2,326)	—	(2,673)
Net cash provided by (used in) financing activities	4,480	(76,022)	(1,935)
Net increase (decrease) in cash and cash equivalents	9,570	(13,328)	(40,249)
Cash and cash equivalents at beginning of period	11,198	24,526	64,775
Cash and cash equivalents at end of period	$20,768	$11,198	$24,526

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

1.

Description of Business

Stamps.com is the leading provider of Internet-based postage solutions. Stamps.com’s core service allows customers to buy and print USPS approved postage using any PC, an ordinary inkjet or laser printer, and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, and using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was the first ever USPS-licensed vendor to offer PC Postage in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Stamps.com completed the first market test on September 30, 2004 and launched a second market test of PhotoStamps on May 17, 2005.

In April 2004, following stockholder approval, the Company’s Board of Directors authorized a reverse stock split of the Company's common stock with a ratio of one-for-two (1:2), effective for all shares beginning on May 12, 2004. As a result, every 2 shares of the Company's common stock were combined into one share. The Company paid cash in lieu of fractional shares.

2.

Summary of Significant Accounting Policies

Use of Estimates and Risk Management

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions and estimates regarding the useful lives of patents and other amortizable intangibles.

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

The Company’s cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities at December 31, 2005 and 2004. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity.

Trade Accounts Receivable

The Company’s trade accounts receivable primarily relate to PC Postage Services and Branded Insurance provided to customers prior to billing. Trade accounts receivable, net of allowances for uncollectible accounts of $8,713 and $6,305 as of the fiscal years ended December 31, 2005 and 2004, respectively, were approximately $2,131,000 and $1,534,000 as of December 31, 2005 and 2004, respectively.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

For the years ended December 31, 2005, 2004 and 2003 the Company did not recognize revenue from any one customer that represented 10% or more of revenues.

As of December 31, 2005 and 2004, the Company did not have trade accounts receivable from any one customer that represented 10% or more of the total trade accounts receivable balance and does not require collateral.

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

Trademarks and Patents

Trademarks, patents and other intangibles are included in intangible assets, net in the accompanying balance sheets and are carried at cost less accumulated amortization.

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 4 to 17 years. During the twelve months ended December 31, 2005, 2004 and 2003, amortization expense including the amortization of trademarks and patents, was approximately $1.1 million per year.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the annual evaluations performed by the Company, there was no impairment during the years ended December 31, 2005, 2004 or 2003.

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

Customers who purchase postage for use through the Company’s NetStamps, shipping label or traditional postage features, pay face value, and the funds are transferred directly from the customers to the US Postal Service. No revenue is recognized for this postage as it is purchased by our customers directly from the US Postal Service.

PhotoStamps revenue includes the price of postage and is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

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

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Licensing revenue for the use of our software and intellectual property is recognized when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling.

Research and Development Costs

Research and development costs are expensed as incurred. These costs primarily consist of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software.

Sales and Marketing

Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities.

Advertising Costs

The Company expenses the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used.

Internet Advertising

The Company recognizes internet advertising expenses based on specifics of the individual agreements. Under partner and affiliate agreements, third parties refer prospects to our web site and we pay the third parties when the customer completes the customer registration process, completes the first purchase, or in some cases, upon the first successful billing of a customer. The Company records these expenses on a monthly basis as prospects are successfully converted to customers.

General and Administrative

General and administrative expenses principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

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

	Year Ended December 31,
	2005	2004	2003

Net income (loss)	$10,429	$(4,733)	$(9,327)

Basic – weighted average common shares	22,738	22,361	22,056
Dilutive effect of common stock equivalents	1,006	—	—
Diluted – weighted average common shares	23,744	22,361	22,056

Earnings per share:
Basic	$0.46	$(0.21)	$(0.42)
Diluted	$0.44	$(0.21)	$(0.42)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year Ended December 31,
	2005	2004	2003

Anti-dilutive stock options shares	526	3,208	2,286

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

Stock-Based Compensation

The Company accounts for its employee stock plan under the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”.

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

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	2005	2004	2003

Net income (loss) – as reported	$10,429	$(4,733)	$(9,327)
Add: Stock price based employee expense included in net income (loss)	—	3,076	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,332)	(7,884)	(2,938)
Net income (loss) – pro forma	$9,097	$(9,541)	$(12,256)
Basic net income (loss) per common share – as reported	$0.46	$(0.21)	$(0.42)
Diluted net income (loss) per common share – as reported	$0.44	$(0.21)	$(0.42)
Basic net income (loss) per common share – pro forma	$0.40	$(0.43)	$(0.56)
Diluted net income (loss) per common share – pro forma	$0.38	$(0.43)	$(0.56)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Expected dividend yield	—	—	—
Risk-free interest rate	4.11%	3.43%	3.00%
Expected volatility	48%	48%	30%
Expected life (in years)	5	5	5

For options granted during the years ended December 31, 2005, 2004 and 2003, the Company’s assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company’s stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility.

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

Treasury Stock

The Company repurchased approximately 139,000 shares of common stock for $2.3 million during the year ended December 31, 2005. There were no shares repurchased during the year ended December 31, 2004. The Company will consider repurchasing stock throughout the current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of shares and any additional constraints because of material inside information the Company may possess.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards of reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The Company operates in a single segment.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Website Development Costs

The Company develops and maintains its website. Costs associated with the operation of the website consist primarily of software and hardware purchased from third parties, which are capitalized based on the Company’s capitalization policy. These capitalized costs are amortized based on their estimated useful life. Costs related to the maintenance and development of the website content are expensed as incurred.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in the registrant’s first fiscal year beginning on or after June 15, 2005. The Company expects to adopt SFAS 123(R) on January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified prospective method. As permitted by SFAS 123(R), the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The Company estimates the adoption of Statement 123(R) may result in an increase to operating expenses in the amount of approximately $3.0 million for the year ended December 31, 2006. However, this estimate may vary as it will depend on factors such as the level of share-based payments granted in the future. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operation cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in 2005, 2004 and 2003.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”(SFAS 154), which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirement for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. The Company does not anticipate the adoption of this statement to have a significant impact on the Company's financial position or results of operations.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

3.

Goodwill and Intangible Assets

The Company wrote off all of its goodwill in the first quarter of 2001 due to impairment. The Company’s other intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.9 million as of December 31, 2005 and 2004 and accumulated amortization of $5.2 million and $4.1 million as of December 31, 2005 and 2004, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 2.2 years. During the fiscal years 2005, 2004 and 2003, the Company assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of the Company’s intangible assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during the years ended December 31, 2005, 2004 and 2003 and determined that the fair value of the Company’s intangible assets were in excess of their carrying value as of December 31, 2005, 2004 and 2003.

Aggregate amortization expense on patents and trademarks was approximately $1.1 million per year for the three years ended December 31, 2005, 2004, and 2003. Amortization expense on patents and trademarks is estimated to approximate $1.1 million for each of fiscal years 2006 and 2007.

4.

Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, restricted cash and investments as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$16,812	$—	$—	$16,812
Money market	559	—	—	559
Commercial paper	3,398	—	(1)	3,397
Cash and cash equivalents	20,769	—	(1)	20,768
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short term investments:
Corporate notes and bonds	6,111		(30)	6,081
U.S. Government and agency securities	13,466	—	(97)	13,369
Short term investments	19,577	—	(127)	19,450
Long term investments:
Corporate notes and bonds	29,105	—	(129)	28,976
U.S. Government and agency securities	34,529	—	(298)	34,231
Long term investments	63,634	—	(427)	63,207
Cash and equivalents, restricted cash and investments	$104,534	$—	$(555)	$103,979

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

	December 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents :
Cash	$10,191	$—	$—	$10,191
Money market	1,007	—	—	1,007
Cash and cash equivalents	11,198	—	—	11,198
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short term investments:
Corporate notes and bonds	1,502		(3)	1,499
U.S. Government and agency securities	16,840	—	(44)	16,796
Short term investments	18,342	—	(47)	18,295
Long term investments:
Corporate notes and bonds	37,483	—	(565)	36,918
U.S. Government and agency securities	20,329	—	(87)	20,242
Long term investments	57,812	—	(652)	57,160
Cash and equivalents, restricted cash and investments	$87,906	$—	$(699)	$87,207

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2005 (in thousands):

	Amortized Cost	Estimated Fair Value

Due within one year	$6,111	$6,081
Due after one year through three years	29,105	28,976
Asset-backed and agency securities with various maturities	47,995	47,600
	$83,211	$82,657

Total restricted cash of approximately $554,000 as of December 31, 2005 and 2004 is related to a letter of credit for a facility leased by the Company which will expire in February 2010.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

5.

Accounts Payable and Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expenses as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Payroll and related accrual	$1,728	$1,425
Legal and related accrual	488	167
Deferred rent accrual	227	140
Sales and Marketing related accrual	3,227	2,051
Sales tax accrual	556	454
Other accrual	2,288	1,304
Accrued expenses	$8,514	$5,541

6.

Allowance for Doubtful Accounts

As of December 31, 2005, and 2004, the allowance for doubtful accounts totaled $8,713 and $6,305, respectively. Increases in the allowance for doubtful accounts totaled $2,408 and $5,020 for the years ended December 31, 2005 and 2004, respectively. Write-offs against the allowance for doubtful accounts totaled $0 for the years ended December 31, 2005 and 2004.

7.

Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2005	2004

Furniture and equipment	$1,713	$1,713
Computers and software	13,127	10,361
Leasehold improvements	1,283	1,193
	16,123	13,267
Less accumulated depreciation and amortization	(11,631)	(9,794)
Property and equipment, net	$4,492	$3,473

During 2005, 2004 and 2003, depreciation expense was approximately $1.8 million, $2.0 million and $2.7 million, respectively.

8.

Income Taxes

The provision for income taxes consists solely of alternative minimum state and federal taxes. The Company’s effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below (in thousands):

	2005	2004

Deferred tax assets (liabilities):
Net operating loss carryforward	$105,221	$109,588
Tax credits	983	747
Depreciation	(285)	(835)
Capitalized start-up costs	208	(260)
Accruals	1,570	1,322
Total deferred tax assets	107,697	110,562
Valuation allowance	(107,697)	(110,562)
Net deferred tax assets	$—	$—

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

Because the Company is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

The Company has a net operating loss carryforward of approximately $277.5 million and $214.8 million for federal and state income tax purposes at December 31, 2005, respectively, and approximately $284.2 million and $222.1 million for federal and state income tax purposes at December 31, 2004, respectively, which can be carried forward to offset future taxable income. The Company had available a tax credit carryforward of approximately $983,000 and $747,000 at December 31, 2005 and 2004, respectively, which can be carried forward to offset future taxable liabilities. The Company’s federal net operating losses will begin to expire in 2018; state net operating losses will begin to expire in 2006. The federal credits begin to expire in 2018 and the state credits will begin to expire in 2006. The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions which may limit the net operating losses carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests.

The Company maintains a study to understand the status of net operating losses (NOL or NOLs). Based on that study, the Company believes that they have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of NOLs since their secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. The Company estimates that, as of February 28, 2006 they are approximately at 30% compared with the 50% level that would trigger impairment of the NOL asset.

The provision for income taxes is comprised of (in thousands):

	2005	2004	2003

Current	$185	$—	$—
Federal	61	1	1
State	246	1	1

Deferred	—	—	—
Provision for income taxes	$246	$1	$1

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2005	2004	2003

Income tax at statutory federal rate	$3,630	$(1,609)	$(3,171)
State income taxes, net of federal benefit	645	(276)	(544)
Effect of permanent differences	1	3	228
Other	(1,165)	—	(1,139)
Change in valuation allowance	(2,865)	1,883	4,627
	$246	$1	$1

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

9.

Commitments and Contingencies

Operating Leases

The following is a schedule of future minimum lease payments under operating leases at December 31, 2005 (in thousands):

Years Ending December 31:	Operating

2006	632
2007	694
2008	751
2009	794
2010	134
Thereafter	—
$3,005

Total rent expense from operations for the years ended December 31, 2005, 2004 and 2003 were $646,000, $1.1 million, and $935,000, respectively.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2010. As of December 31, 2005, the Company maintained a letter of credit for the facility lease in the amount of $554,000.

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

As of December 31, 2005, the total number of shares authorized for issuance under the 1999 Plan is approximately 9,436,689 which amount includes an automatic annual increase to the share reserve of 3% of the Company’s outstanding common shares on the last trading day in December. The automatic increase on January 1, 2005 was 673,894 shares based upon 22,463,154 shares outstanding on the last day of 2004.

In no event will this annual increase exceed 782,358 shares. In addition, no participant in the 1999 Plan may be granted stock options or direct stock issuances for more than 562,500 shares of common stock in total in any calendar year.

Options granted under the 1999 Plan generally vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. On November 3, 2004, the Company issued options to purchase 1,000,000 shares of common stock vesting immediately at a price of $17.50, representing an exercise price that was $3.14 higher than the fair market value on the date of grant of $14.36. During 2005, 2004 and 2003, the Company issued options to purchase a total of 265,500, 1,220,626 and 422,475 shares of common stock, respectively, at prices at or above the market price at the date of grant.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	Number of Options

Balance at January 1, 2003	2,163	12.20
Granted	423	11.02
Forfeited	(167)	14.12
Exercised	(133)	4.02
Balance at December 31, 2003	2,286	12.20
Granted	1,221	16.54
Forfeited	(75)	15.42
Exercised	(213)	6.20
Balance at December 31, 2004	3,219	$14.28
Granted	265	18.89
Forfeited	(180)	15.67
Exercised	(696)	9.25
Balance at December 31, 2005	2,608	$14.98

The weighted-average fair value of stock grants for the years ended December 31, 2005, 2004 and 2003 using the Black-Scholes valuation method are as follows:

	2005	2004	2003

Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$9.20	$6.06	$3.40
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	7.93	5.76	—
Total	$9.10	$5.81	$3.40

Weighted average exercise prices for 2005 stock options are as follows:

2005

Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$19.57
Weighted-average exercise of stock options with an exercise price greater than the market price on the grant date	17.65
Total weighted-average exercise price	$19.41

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2005 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share

$0.10 – $0.12	21	2.7	$0.12	21	$0.12
$0.54 – $0.54	14	3.1	0.54	14	0.54
$3.78 – $4.78	273	4.8	4.13	273	4.13
$6.12 – $8.78	639	6.1	7.07	593	7.08
$9.38 – $13.89	364	7.2	10.53	236	10.32
$14.09 – $20.69	990	8.8	17.64	825	17.50
$22.54 – $23.50	161	6.4	23.40	94	23.38
$36.42 – $36.42	40	4.1	36.42	40	36.42
$55.88 – $79.00	99	3.9	62.80	99	62.80
$98.50 – $131.50	7	3.9	123.71	7	123.71
$0.10 – $131.50	2,608	7.0	$15.03	2,201	$14.98

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

Total shares of common stock issued pursuant to the ESPP during 2005, 2004 and 2003 were 43,170, 32,449 and 26,867, respectively.

Savings Plan

During 1999, the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first 4% a participant contributes. The Company expensed approximately $150,094, $140,996 and $115,000 in 2005, 2004 and 2003, respectively, related to this plan.

11.

Legal Proceedings

In addition to the legal proceedings described in Item 3 of this Annual Report, the Company is a party to various other legal actions, claims and proceedings incidental to its business. Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS (continued)

require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. At this time the Company has not reached a determination that any of the Company’s litigation proceedings are expected to result in liabilities that will have a material adverse effect on the Company’s financial position or results of operations.

12.

Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September	December
	(in thousands except per share data)
Fiscal Year 2005:
Revenues	$11,797	$14,223	$15,273	$20,618
Gross profit	8,653	10,240	11,173	14,411
Income from operations	1,063	1,718	2,033	3,630
Net income	1,641	2,121	2,564	4,103
Net income per share:
Basic	$0.07	$0.09	$0.11	$0.18
Diluted	$0.07	$0.09	$0.11	$0.17
Weighted average shares outstanding:
Basic	22,514	22,689	22,974	22,948
Diluted	23,442	23,819	23,749	23,966

Fiscal Year 2004:
Revenues	$7,580	$8,161	$10,673	$11,698
Gross profit	4,650	5,174	7,191	7,790
Loss from operations	(5,009)	(1,614)	(1,199)	835
Net (loss) income	(4,503)	(2,345)	660	1,455
Net (loss) income per share:
Basic	$(0.20)	$(0.10)	$0.03	$0.06
Diluted	$(0.20)	$(0.10)	$0.03	$0.06
Weighted average shares outstanding:
Basic	22,206	22,365	22,413	22,455
Diluted	22,206 *	22,365 *	23,237	23,430

——————

*

Common equivalent shares are excluded from the diluted earnings per share calculation as their effect is anti- dilutive.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 14th day of March 2006.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE
Kenneth McBride Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH MCBRIDE	Chief Executive Officer and Director	March 14, 2006
Kenneth McBride	(Principal Executive Officer)

/s/ KYLE HUEBNER	Chief Financial Officer	March 14, 2006
Kyle Huebner	(Principal Financial Officer)

/s/ JAMES A. HARPER	Chief Accounting Officer	March 14, 2006
James A. Harper

*	Director	March 14, 2006
Kevin G. Douglas

*	Director	March 14, 2006
Mohan P. Ananda

*	Director	March 14, 2006
G. Bradford Jones

*	Director	March 14, 2006
Lloyd I. Miller

——————

*

By Kenneth McBride as Attorney-in-fact.