Form 10-Q
period 2006-03-31
STAMPS.COM INC
filed 2006-05-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the quarterly period ended March 31, 2006

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
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2006, there were approximately 23,895,107 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,902	$20,768
Restricted cash	554	554
Short-term investments	23,030	19,450
Trade accounts receivable, net	2,303	2,131
Other accounts receivable	147	628
Other current assets	1,917	1,278
Total current assets	50,853	44,809
Property and equipment, net	4,547	4,492
Intangible assets, net	3,391	3,666
Long-term investments	67,185	63,207
Other assets	2,998	2,280
Total assets	$128,974	$118,454

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,686	$8,514
Total current liabilities	9,686	8,514
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2006 and 2005
Issued shares of 23,788 in 2006 and 23,372 in 2005
Outstanding shares of 23,479 in 2006 and 23,063 in 2005	46	46
Additional paid-in capital	614,001	607,869
Accumulated deficit	(490,326)	(493,683)
Treasury Stock, at cost, 309 shares in 2006 and 2005	(3,737)	(3,737)
Accumulated other comprehensive loss	(696)	(555)
Total stockholders’ equity	119,288	109,940
Total liabilities and stockholders’ equity	$128,974	$118,454

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months ended March 31,
	2006	2005
Revenues:
Service fees	$13,457	$9,100
PhotoStamps, net	3,860	—
Product and other, net	3,225	2,697
Total revenues	20,542	11,797
Cost of revenues:
Service fees	2,614	2,485
PhotoStamps	2,421	—
Product and other	896	659
Total cost of revenues	5,931	3,144
Gross profit	14,611	8,653
Operating expenses:
Sales and marketing	6,824	3,700
Research and development	2,339	1,505
General and administrative	3,157	2,385
Total operating expenses	12,320	7,590
Income from operations	2,291	1,063
Other income:
Interest income	1,078	551
Other income	—	64
Total other income	1,078	615
Income before income taxes	3,369	1,678
Provision for income taxes	12	37
Net income	$3,357	$1,641
Net income per share:
Basic	$0.14	$0.07
Diluted	$0.14	$0.07
Weighted average shares outstanding
Basic	23,268	22,514
Diluted	24,386	23,442

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2006	2005
Operating activities:
Net income	$3,357	$1,641
Adjustments to reconcile net income to net cas provided by operating activities:
Depreciation and amortization	688	701
Stock-based compensation expense	795	—
Changes in operating assets and liabilities:
Trade accounts receivable	(172)	(352)
Other accounts receivable	481	20
Other assets	(718)	(616)
Prepaid expenses	(639)	(268)
Accounts payable and accrued expenses	1,171	13
Net cash provided by operating activities	4,963	1,139
Investing activities:
Sale of short-term investments	6,196	4,877
Purchase of short-term investments	(9,760)	(3,743)
Sale of long-term investments	4,476	10,216
Purchase of long-term investments	(8,610)	(13,495)
Acquisition of property and equipment	(468)	(429)
Net cash used in investing activities	(8,166)	(2,574)
Financing activities:
Proceeds from exercise of stock options	5,099	731
Issuance of common stock under ESPP	238	160
Net cash provided by financing activities	5,337	891
Net increase (decrease) in cash and cash equivalents	2,134	(544)
Cash and cash equivalents at beginning of period	20,768	11,198
Cash and cash equivalents at end of period	$22,902	$10,654

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2006 AND 2005 IS UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements included herein have been prepared by Stamps.com Inc. (Stamps.com or Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006, the results of its operations for the three months ended March 31, 2006 and 2005, and its cash flows for the three months ended March 31, 2006 and 2005.

Use of Estimates and Risk Management

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions and estimates regarding the useful lives of patents and other amortizable intangibles.

The Company is involved in various litigation matters as a claimant and a defendant. The Company records any amounts recovered in these matters when received. The Company records liabilities for claims against it when the loss is probable and estimable. Amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results could differ from estimates.

Income Taxes

The provision for income taxes consists solely of alternative minimum federal and state taxes. The Company’s effective income tax rate differs from the statutory income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credits carryforwards as well as the use of net operating losses to offset taxable income. The Company recorded a tax provision subject to the corporate alternative minimum federal and state taxes of approximately $12,000 and $37,000 for the three months ended March 31, 2006 and 2005, respectively.

2. Legal Proceedings

Please refer to "Part II - Other Information - Item 1 - Legal Proceedings" of this report for a discussion of legal proceedings.

3. Net Income per Share

Net income per share represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net income per share is calculated by dividing net income during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period. The following table reconciles income and share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2006 AND 2005 IS UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Net income	$3,357	$1,641

Basic - weighted average common shares	23,268	22,514
Diluted effect of common stock equivalents	1,118	928
Diluted - weighted average common shares	24,386	23,442

Earnings per share:
Basic	$0.14	$0.07
Diluted	$0.14	$0.07

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2006	2005
Anti-dilutive stock option shares	183	1,268

4. Stock-Based Employee Compensation

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $795,000, which consists of stock-based compensation expense related to employee stock options and employee stock purchases of $296,000 and $499,000, respectively. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.18 and $0.17, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.14, respectively.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Income prior to January 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2006 AND 2005 IS UNAUDITED)

The following table illustrates the reported and pro forma effect on net income and earnings per share if the Company had elected to apply the fair value recognition provisions of SFAS 123 for the first quarter of 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income as reported	$1,641
Add: Stock price based employee expense included in net income	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(328)
Net income pro forma	$1,313
Basic and diluted net income per common share-as reported	$0.07
Basic and diluted net income per common share-pro forma	$0.06

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Income for the three months ended March 31, 2006 included 1) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Compensation expense recognized for all employee stock options awards granted is recognized using the straight-line single method over their respective vesting periods of three or four years. As stock-based compensation expense recognized in the Statement of Income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flow resulting from tax benefits resulting from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Prior to fiscal 2005 the Company had a history of net operating losses and because it is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax asset. Therefore, there are no excess tax benefits recorded in the financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R. During the three months ended March 31, 2006, the Company received $5.3 million in cash from stock options exercised and from shares issued through the Employee Stock Purchase Program.

Upon adoption of SFAS 123R the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2006 AND 2005 IS UNAUDITED)

For options granted, the Company's assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company's stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	—	—
Risk-free interest rate	4.56%	3.74%
Expected volatility	49%	48%
Expected life (in years)	5	5
Expected forfeiture rate	12%	—

The following table summarizes stock option activity related to the Company’s plan for the three months ended March 31, 2006:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,608	$15.03
Granted	81	30.10
Exercised	(390)	13.10
Forfeited or expired	(10)	37.26
Balance at March 31, 2006	2,289	15.81	6.9	$47,489
Exercisable at March 31, 2006	1,853	15.18	6.4	$40,519

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $14.54 and $6.64, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $5,780,940 and $1,678,452, respectively.

The following table summarizes the status of the Company’s nonvested shares as of March 31, 2006:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	416	$7.37
Granted	81	14.54
Vested	(39)	5.60
Forfeited	(8)	8.41
Nonvested at March 31, 2006	441	8.90

As of March 31, 2006, there was approximately $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.7 years.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2006 AND 2005 IS UNAUDITED)

5. Goodwill and Intangible Assets

The Company wrote off all of its goodwill in the first quarter of 2001 due to impairment. The Company’s other intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.9 million as of March 31, 2006 and December 31, 2005 and accumulated amortization of approximately $5.5 million and $5.2 million as of March 31, 2006 and December 31, 2005, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 1.9 years.

Aggregate amortization expense on intangible assets was approximately $275,000 for the three months ended March 31, 2006 and 2005, respectively.

6. Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$3,357	$1,641
Unrealized loss on investments	(141)	(325)
Comprehensive income	$3,216	$1,316

7. Subsequent Event

On April 19, 2006, the Company settled the lawsuit against plaintiffs VCode Holdings, Inc. and VData regarding infringement of patent. Under the terms of the settlement, the Company paid the plaintiffs an immaterial amount of cash for a license to the patents involved in the lawsuit.

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Our core service allows customers to buy and print United States Postal Service (“US Postal Service” or “USPS”) approved postage using any PC, an ordinary inkjet or laser printer, and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, and using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. In 1999, Stamps.com became the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. We completed the first market test on September 30, 2004 and launched a second market test of PhotoStamps on May 17, 2005. Throughout this document and in general when we refer to our core business, we mean the PC Postage business which excludes only the PhotoStamps business.

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

Our Services and Products

We offer or have offered the following products and services to our customers:

PC Postage Service

Our U.S. Postal Service-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports USPS classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post®, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the US Postal Service’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 to $24.99 or more based on individual pricing and promotions.

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

PhotoStamps®

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

Since the beginning of the second market test, PhotoStamps has been prominently featured in the national media: for example, in its December 19, 2005 issue, BusinessWeek named PhotoStamps one of the best products of 2005. From May 2005 to March 2006, we shipped approximately 740,000 PhotoStamps sheets, or more than 14.5 million individual PhotoStamps.

We are currently authorized to sell PhotoStamps under the one year phase II market test that began May 17, 2005 and goes through May 16, 2006. We currently expect a new phase for the USPS Customized Postage program to begin prior to the end of phase II of the market test. Beginning with this new phase, the U.S. Postal Service is expected to lift the restriction on business advertising on Customized Postage, which has been in place since the second market test began in May 2005.

Supplies Store

With the launch of NetStamps in July 2002, we began selling NetStamps labels directly to our customers via our Supplies Store (previously also referred to as our “Online Store”) which is accessible by our customers from within our PC Postage software. Our Supplies Store has since expanded to sell themed NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. We plan to continue to increase the breadth of products offered in our Supplies Store, in order to enhance customer convenience.

Branded Insurance

We offer Stamps.com branded insurance to our users so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. We also offer official US Postal Service insurance alongside our branded insurance product. Our insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund.

Recent Developments

On April 19, 2006, Stamps.com and the plaintiffs settled the VCode Holdings, Inc. and VData LLC lawsuit initiated against Stamps.com on December 30, 2004. Under the terms of the settlement, Stamps.com will pay the plaintiffs an immaterial amount of cash for a license to the patents involved in the lawsuit.

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

We provide our customers with the opportunity to purchase parcel insurance directly through the Stamps.com software. The insurance information is communicated directly to Parcel Insurance Plan for processing. The insurance is underwritten by Fireman’s Fund. We recognize revenue from our insurance offerings based on the shipment date of the item insured.

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

Internet Advertising. We recognize expense based on the specifics of the individual agreements. Under partner and affiliate agreements, third parties refer prospects to our web site and we pay the third parties when the customer completes the customer registration process, completes the first purchase or in some cases, upon the first successful billing of a customer. We record these expenses on a monthly basis as prospects are successfully converted to customers.

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

Section 382 Update

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, our net operating loss ("NOL" or "NOLs") asset may be impaired. We estimate that, as of March 31, 2006 we are approximately at 25% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our current stockholders and prospective investors contact us prior to allowing their ownership interest to reach a five-percent level.

Results of Operations

During the first quarter of 2006, we experienced continued revenue growth in our core PC Postage business and PhotoStamps sales continued to be strong despite the expected first quarter seasonal slowdown following the holiday season. Our total revenue during the first quarter of 2006 was $20.5 million, compared to $11.8 million during the comparable period in 2005. Total postage printed using our service during the first quarter of 2006 was up 27% compared to the first quarter of 2005. Gross customer acquisition was approximately 99,000 during the first quarter of 2005, up from approximately 77,000 during the first quarter of 2005.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months ended March 31,
	2006	2005
Revenues
Service	66%	77%
PhotoStamps	19%	—
Product and other	15%	23%
Total revenues	100%	100%
Cost of revenues
Service	13%	21%
PhotoStamps	12%	—
Product and other	4%	6%
Total cost of revenues	29%	27%
Gross profit	71%	73%
Operating expenses:
Sales and marketing	33%	31%
Research and development	11%	13%
General and administrative	15%	20%
Total operating expenses	59%	64%
Income from operations	12%	9%
Other income, net	5%	5%
Income before income taxes	17%	14%
Provision for income taxes	0%	0%
Net income	17%	14%

Revenue. Revenue was derived primarily from three sources: (1) service fees charged to customers for use of our PC Postage service; (2) PhotoStamps revenue from the sale of PhotoStamps; and (3) product sales and other revenue, consisting of Supplies Store revenue from the direct sale of consumables and supplies, advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our branded insurance offering, and licensing revenue. Revenue increased from $11.8 million in first quarter 2005 to $20.5 million in first quarter 2006, an increase of 74%.

Service fee revenue increased from $9.1 million in the first quarter of 2005 to $13.5 million in the first quarter of 2005, an increase of 48%. The increase in service fee revenue is primarily due to the growth of our customer base and the migration of our existing customers from our Simple Plan price point of $4.49 per month to the Power/Pro Plan at $15.99 per month and the Premier Plan at higher price points, resulting in higher service fee revenue per customer. During the first quarter of 2006, we successfully billed approximately 324,000 unique customers as compared to approximately 291,000 successfully billed in the first quarter of 2005. Average subscription revenue per successfully billed customer was approximately $39 and $52 during the first quarter of 2005 and 2006, respectively. As a percentage of total revenue, service fee revenue decreased eleven percentage points from 77% in the first quarter of 2005 to 66% in the first quarter of 2006. The decrease in service fee revenue as a percentage of total revenue is attributable to the increase in revenue from our PhotoStamps product which was not available for sale in the first quarter of 2005. As a percentage of revenue, service fee revenue may decline over future periods if the USPS allows us to continue to sell PhotoStamps beyond the May 2006 end of our second test period.

PhotoStamps revenue was approximately $3.9 million for the first quarter of 2006. We had no PhotoStamps revenue during the first quarter of 2005 as the second market test had not yet been launched. PhotoStamps revenue as a percentage of total revenue was 19% for the first quarter of 2006. In April 2005, we received authorization from the US Postal Service for a second year-long market test that began on May 17, 2005. We expect PhotoStamps revenue to grow in future periods as we expand our sales of PhotoStamps in the next phase of the program, and if so permitted by the USPS, beyond that period..

Product sales and other revenue increased from $2.7 million in the first quarter of 2005 to $3.2 million in the first quarter of 2006, an increase of 20%. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store and enhanced insurance sales as a result of our continued effort to market these offerings to our existing customers. As a percentage of total revenue, product sales and other revenue decreased eight percentage points from 23% in the first quarter of 2005 to 15% in the first quarter of 2006 as a result of a greater increase in revenue from service fees and the existence of revenue from PhotoStamps. We expect product sales and other revenue to continue to increase on an absolute basis as we add additional SKUs to our Supplies Store, and as we continue to market the use of our insurance offering to our existing and new customers.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased from $3.1 million in the first quarter of 2005 to $5.9 million in the first quarter of 2006, an increase of 89%. As a percentage of total revenue, cost of revenue increased two percentage points from 27% in the first quarter of 2005 to 29% in the first quarter of 2006.

Cost of service revenue increased from $2.5 million in the first quarter of 2005 to $2.6 million in the first quarter of 2006, an increase of 4%. This increase is primarily due to the increase in customer support costs and credit card fees offset by the decrease in promotional expense. Additionally, included in cost of service revenue for the first quarter of 2006 is approximately $99,000 of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. As a percentage of total revenue, cost of service revenue decreased eight percentage points from 21% in the first quarter of 2005 to 13% in the first quarter of 2006. The decrease in cost of service as a percentage of total revenue is primarily due to the increase in PhotoStamps revenue.

The decrease in promotional expense is attributable to the decrease in the redemption rate of our promotional offerings as well as a reduced carrying cost of promotional items. Promotional expenses are primarily incurred as customers are acquired and thereby may not correlate directly with changes in revenue. Promotional expense includes free postage and a free digital scale offered to new customers, and was approximately $691,000 and $723,000 in the first quarter of 2006 and 2005, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer is acquired. However, the revenue associated with the acquired customer is earned over the customer's lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period.

Cost of PhotoStamps revenue was approximately $2.4 million for the first quarter of 2006. Of this amount, stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006 was approximately $19,000. We had no cost of PhotoStamps revenue during the first quarter of 2005 as we had not yet launched our second market test. Cost of PhotoStamps revenue as a percentage of total revenue was 12% for the first quarter of 2006. In April 2005, we received authorization from the US Postal Service for a second year-long market test that began on May 17, 2005. We expect cost of PhotoStamps revenue to grow in future periods as we expand our sales of PhotoStamps.

Cost of product sales and other revenue increased from $659,000 in the first quarter of 2005 to $896,000 in the first quarter of 2006, an increase of 40%. The increase in cost of product sales and other revenue is primarily due to the increased revenue from sale of products offered through our Supplies Store. As a percentage of total revenue, cost of product sales and other revenue decreased two percentage points from 6% in the first quarter of 2005 to 4% in the first quarter of 2006. We expect the cost of product sales and other revenue to continue to increase in future periods which is consistent with the aforementioned expectation that product sales and other revenue will also increase in future periods.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased from $3.7 million in the first quarter of 2005 to $6.8 million in the first quarter of 2006, an increase of 84%. The increase in sales and marketing expense is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our core business and for PhotoStamps. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer remarketing efforts, telemarketing, direct mail, and online advertising. Additionally, included in sales and marketing expense for the first quarter of 2006 is approximately $105,000 of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge in the first quarter of 2005. As a percentage of total revenue, sales and marketing expense was 31% and 33% in first quarter of 2005 and 2006, respectively. We currently expect sales and marketing expenses to increase in fiscal 2006 as compared to fiscal 2005 as we increase our marketing activity and customer acquisition.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense increased from $1.5 million in the first quarter of 2005 to $2.3 million in the first quarter of 2006, an increase of 55%. This increase is primarily due to the increase in salary, software maintenance, and depreciation expense. Additionally, included in research and development expense for the first quarter of 2006 is approximately $303,000 of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge in the first quarter of 2005. As a percentage of total revenue, research and development expense was 13% and 11% in first quarter of 2005 and 2006, respectively. We currently expect research and development expense to increase in fiscal 2006 as compared to fiscal 2005 as we expect to continue to increase our investment in our technology.

General and Administrative. General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased from $2.4 million in the first quarter of 2005 to $3.2 million in first quarter of 2006, an increase of 32%. The increase in general and administrative expense is primarily due to the increase in legal fee expense. Additionally, included in general and administrative expense for the first quarter of 2006 is approximately $268,000 of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge in the first quarter of 2005. As a percentage of total revenue, general and administrative decreased from 20% in the first quarter of 2005 to 15% in first quarter of 2006, a decrease of five percentage points. The decrease in general and administrative expense as a percentage of total revenue is primarily due to the growth of total revenue. We currently expect general and administrative expenses to increase in fiscal 2006 as compared to fiscal 2005, but decrease as a percentage of total revenue.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net increased from $551,000 in the first quarter of 2005 to $1.1 million in the first quarter of 2006, an increase of 96%. The increase is due to the increase in interest rates and invested balance as we continue to achieve profitability. As a percentage of total revenue, other income, net was 5% for each of the first quarter of 2005 and 2006, respectively. We currently expect other income to increase in fiscal 2006 as compared to fiscal 2005 due to increased invested balances.

Liquidity and Capital Resources

As of March 31, 2006 and 2005 we had approximately $114 million and $89 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4 million through February 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at March 31, 2006 (in thousands):

Operating

Nine months ending December 31, 2006	$477
Years ending December 31:
2007	694
2008	751
2009	794
2010	134
Thereafter	---
$2,850

Net cash provided by operating activities was $5.0 million and $1.1 million in the first quarter of 2006 and 2005, respectively. The increase in net cash provided by operating activities resulted primarily from the increase in revenue and expanding gross margin and operating cash flow.

Net cash used in investing activities was $8.2 million and $2.6 million in the first quarter of 2006 and 2005, respectively. The increase in net cash used in investing activities resulted primarily from the additional purchase of investments as a result of the Company’s profitability.

Net cash provided by financing activities was $5.3 million and $891,000 in the first quarter of 2006 and 2005, respectively. The increase in net cash provided by financing activities resulted primarily from the exercise of stock options by our employees.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of 357 days at March 31, 2006. Our cash equivalents and investments, net of restricted cash, approximated $113 million and had a related weighted average interest rate of approximately 4.20%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and adequate to ensure that material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors during the period covered by this report that has affected or could affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. The court has scheduled a “Markman” hearing to construe the terms of the Kara Technology patents for August 21, 2006, and has scheduled a trial commencement date of January 9, 2007. We dispute Kara Technology’s claims and intend to defend the lawsuit vigorously.

On October 25, 2004, VCode Holdings, Inc. and VData LLC filed suit against Adidas Salomon AG in the United States District Court for the District of Minnesota, alleging infringement of U.S. Patent No. 5,612,524 (“the ‘524 patent”), which allegedly covers use of data matrices. The complaint sought an injunction, unspecified damages, and attorneys’ fees. On or about December 30, 2004, the plaintiffs filed a First Amended Complaint against us, as well as Adidas Salomon AG, Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific Corp. and Hitachi Global Storage Technologies (Thailand), Ltd., alleging infringement of the ‘524 patent. On July 25, 2005, the Court granted the plaintiffs' motion to file a Second Amended Complaint adding Hitachi Global Storage Technologies, Inc. as a defendant. Each of our co-defendants has settled for undisclosed terms. On April 19, 2006, Stamps.com and the plaintiffs settled. Under the terms of the settlement, Stamps.com paid the plaintiffs an immaterial amount of cash for a license to the patents involved in the lawsuit.

In May and June 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in 11 purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissory damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, we moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice. In February 2003, the court denied our motion to dismiss the consolidated amended class action complaint. In June 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us which was further documented in a Stipulation and Agreement of Settlement filed with the court. The proposed settlement terms would not require Stamps.com to make any payments. The proposed settlement was preliminarily approved by the court in February 2005, was the subject of fairness hearing in April 2006, but remains subject to final approval by the court which has not yet occurred.

In addition to the class action lawsuits against us, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming us) followed publicized reports that the Securities and Exchange Commission was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. We have placed our underwriters on notice of our rights to indemnification, pursuant to our agreements with the underwriters, but under the terms of the proposed settlement, we cannot assert these claims except as a defense to a claim against us by the underwriters . We have also provided notice to our directors' and officers' insurers  who have agreed to fund the proposed settlement. If the proposed settlement does not receive final approval or is not consummated for any reason, we intend to defend the lawsuits vigorously because we believe that the claims against us and our officers and directors are without merit.

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

    Though we realized net income of $3.4 million and $1.6 million for the three months ended March 31, 2006 and 2005 respectively, we have experienced significant net losses since our inception and we may experience net losses in the future. Although we achieved profitability during fiscal year 2005, we cannot be certain that we will be able to sustain or increase such profitability in the future.

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

    We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 54 issued US patents, 78 pending US patent applications, 12 international patents and 20 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

    We use options to acquire our common stock to attract, incentivize and retain our employees in a competitive marketplace. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” allowed companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Prior to our adoption of SFAS No. 123 (revised 2004), “Share Based Payment,” or Statement 123R, on January 1, 2006, we had elected to apply APB No.25 and accordingly we generally did not recognize any expense with respect to employee options to acquire our common stock in periods ended on or prior to December 31, 2005 as long as such options were granted at exercise prices equal to the fair value of our common stock on the date of grant.

    In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R. Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. This cost will be measured based on the fair value of the equity instruments issued. We adopted Statement 123R on January 1, 2006, which is the first day of our 2006 fiscal year. We expect the adoption of Statement 123R to have an adverse effect on our operating results, as we continue to use options to attract, incentivize and retain our employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 25, 2006, Stamps.com filed a report on Form 8-K, which reported earnings for the quarter ended March 31, 2006.

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

STAMPS.COM INC.
(Registrant)

May 9, 2006                                By: /s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

May 9, 2006                                By: /s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer

May 9, 2006                                By: /s/ JAMES A. HARPER
James A. Harper
Chief Accounting Officer