Form 10-Q
period 2006-06-30
STAMPS.COM INC
filed 2006-08-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were approximately 23,996,899 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,838	$20,768
Restricted cash	554	554
Short-term investments	15,557	19,450
Trade accounts receivable, net	2,335	2,131
Other accounts receivable	257	628
Other current assets	2,209	1,278
Total current assets	39,750	44,809
Property and equipment, net	5,384	4,492
Intangible assets, net	3,116	3,666
Long-term investments	82,456	63,207
Other assets	3,596	2,280
Total assets	$134,302	$118,454

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,920	$8,514
Total current liabilities	8,920	8,514
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2006 and 2005
Issued shares of 23,963 in 2006 and 23,372 in 2005
Outstanding shares of 23,654 in 2006 and 23,063 in 2005	47	46
Additional paid-in capital	616,357	607,869
Accumulated deficit	(486,166)	(493,683)
Treasury Stock, at cost, 309 shares in 2006 and 2005	(3,737)	(3,737)
Accumulated other comprehensive loss	(1,119)	(555)
Total stockholders’ equity	125,382	109,940
Total liabilities and stockholders’ equity	$134,302	$118,454

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Revenues:
Service	$13,628	$10,439	$27,085	$19,539
PhotoStamps	3,747	1,159	7,607	1,159
Product	1,980	1,826	4,373	3,710
Other	805	799	1,637	1,612
Total revenues	20,160	14,223	40,702	26,020
Cost of revenues:
Service	2,353	2,543	4,940	5,028
PhotoStamps	2,378	764	4,799	764
Product	628	545	1,381	1,071
Other	169	131	339	264
Total cost of revenues	5,528	3,983	11,459	7,127
Gross profit	14,632	10,240	29,243	18,893
Operating expenses:
Sales and marketing	6,446	4,439	13,270	8,139
Research and development	2,159	1,571	4,498	3,076
General and administrative	3,213	2,512	6,371	4,897
Total operating expenses	11,818	8,522	24,139	16,112
Income from operations	2,814	1,718	5,104	2,781
Other income:
Interest income	1,399	446	2,478	997
Other income	—	—	—	64
Total other income	1,399	446	2,478	1,061
Income before income taxes	4,213	2,164	7,582	3,842
Provision for income taxes Basic	53	43	65	80
Net income	$4,160	$2,121	$7,517	$3,762
Net income per share (see Note 3):
Basic Basic	$0.18	$0.09	$0.32	$0.17
Diluted	$0.17	$0.09	$0.31	$0.16
Weighted average shares outstanding
Basic Basic	23,601	22,689	23,435	22,602
Diluted	24,561	23,819	24,474	23,631

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months ended June 31,
	2006	2005
Operating activities:
Net income	$7,517	$3,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,408	1,488
Stock-based compensation expense	1,491	—
Changes in operating assets and liabilities:
Trade accounts receivable	(204)	(355)
Other accounts receivable	371	170
Other assets	(1,316)	(705)
Prepaid expenses	(931)	(662)
Accounts payable and accrued expenses	405	1,018
Net cash provided by operating activities	8,741	4,716
Investing activities:
Sale of short-term investments	22,146	4,877
Purchase of short-term investments	(18,211)	(6,373)
Sale of long-term investments	12,180	37,197
Purchase of long-term investments	(32,034)	(40,394)
Acquisition of property and equipment	(1,750)	(1,884)
Net cash used in investing activities	(17,669)	(6,577)
Financing activities:
Proceeds from exercise of stock options	6,760	2,182
Issuance of common stock under ESPP	238	160
Net cash provided by financing activities	6,998	2,342
Net (decrease) increase in cash and cash equivalents	(1,930)	481
Cash and cash equivalents at beginning of period	20,768	11,198
Cash and cash equivalents at end of period	$18,838	$11,679

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2006 AND 2005 IS UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements included herein have been prepared by Stamps.com Inc. (Stamps.com or Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006, the results of its operations for the three months and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005.

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

Income Taxes

The provision for income taxes consists solely of alternative minimum federal and state taxes. The Company’s effective income tax rate differs from the statutory income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credits carryforwards as well as the use of net operating losses to offset taxable income. The Company recorded a tax provision subject to the corporate alternative minimum federal and state taxes of approximately $53,000 and $43,000 for the three months ended June 30, 2006 and 2005, respectively, and $65,000 and $80,000 for the six months ended June 30, 2006 and 2005, respectively.

2. Legal Proceedings

Please refer to "Part II - Other Information - Item 1 - Legal Proceedings" of this report for a discussion of legal proceedings.

3. Net Income per Share

Net income per share represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net income per share is calculated by dividing net income during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period. Basic and diluted income per share for the three and six months ended June 30, 2005 were calculated based on net income not including stock based compensation expense as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company adopted SFAS 123R on January 1, 2006 using the modified prospective transition method which does not require the Company’s prior period financial statements to be restated. Therefore, prior period earnings per share have not been restated as allowed by SFAS 123R. The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2006 AND 2005 IS UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$4,160	$2,121	$7,517	$3,762
Basic - weighted average common shares	23,601	22,689	23,435	22,602
Diluted effect of common stock equivalents	960	1,130	1,039	1,029
Diluted - weighted average common shares	24,561	23,819	24,474	23,631

Earnings per share:
Basic	$0.18	$0.09	$0.32	$0.17
Diluted	$0.17	$0.09	$0.31	$0.16

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Anti-dilutive stock options shares	286	251	234	759

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R was $696,000 for the three months ended June 30, 2006 and $1.5 million for the six months ended June 30, 2006, which consist of stock-based compensation expense related to employee and director stock options and employee stock purchases of $696,000 and $0, respectively, for the three months ended June 30, 2006, and $992,000 and $499,000, respectively, for the six months ended June 30, 2006.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2006 AND 2005 IS UNAUDITED)

The following table illustrates the reported and pro forma effect on net income and earnings per share if the Company had elected to apply the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$2,121	$3,762
Add: Stock price based employee expense included in net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(274)	(602)
Net income pro forma	$1,847	$3,160
Basic net income per common share-as reported	$0.09	$0.17
Diluted net income per common share-as reported	$0.09	$0.16
Basic net income per common share-pro forma	$0.08	$0.14
Diluted net income per common share-pro forma	$0.08	$0.13

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Income for the three and six months ended June 30, 2006 included 1) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Compensation expense recognized for all employee stock options awards granted is recognized using the straight-line single method over their respective vesting periods of three or four years. As stock-based compensation expense recognized in the Statement of Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flow resulting from tax benefits resulting from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Prior to fiscal 2005 the Company had a history of net operating losses and because it is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax asset. Therefore, there are no excess tax benefits recorded in the financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R. During the three and six months ended June 30, 2006, the Company received $1.7 million and $7.0 million, respectively, in cash from stock options exercised and from shares issued through the Employee Stock Purchase Program.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2006 AND 2005 IS UNAUDITED)

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	—	—	—	—
Risk-free interest rate	5.0%	4.01%	4.78%	3.84%
Expected volatility	49%	48%	49%	48%
Expected life (in years)	5	5	5	5
Expected forfeiture rate	16%	—	14%	—

The following table summarizes stock option activity related to the Company’s plan for the six months ended June 30, 2006:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,608	$15.03
Granted	202	31.89
Exercised	(567)	11.97
Forfeited or expired	(33)	25.26
Balance at June 30, 2006	2,210	16.45	6.5	$23,096
Exercisable at June 30, 2006	1,754	15.92	6.2	$20,883

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $15.51 and $7.46, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $8,633,927 and $3,457,428, respectively.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2006 AND 2005 IS UNAUDITED)

The following table summarizes the status of the Company’s nonvested shares as of June 30, 2006:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	416	$7.37
Granted	202	15.51
Vested	(81)	6.26
Forfeited	(33)	14.11
Nonvested at June 30, 2006	504	10.91

As of June 30, 2006, there was approximately $4.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 7.8 years.

5. Goodwill and Intangible Assets

The Company wrote off all of its goodwill in the first quarter of 2001 due to impairment. The Company’s other intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.9 million as of June 30, 2006 and December 31, 2005 and accumulated amortization of approximately $5.8 million and $5.2 million as of June 30, 2006 and December 31, 2005, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 1.6 years.

Aggregate amortization expense on intangible assets was approximately $275,000 for the three months ended June 30, 2006 and 2005, respectively and $550,000 for the six months ended June 30, 2006 and 2005, respectively.

6. Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$4,160	$2,121	$7,517	$3,762
Unrealized income (loss) on investments	(423)	393	(564)	68
Comprehensive income	$3,737	$2,514	$6,953	$3,830

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Stamps.com believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein. All forward-looking statements attributable to Stamps.com are expressly qualified in their entirety by such language. Stamps.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto.

Stamps.com, NetStamps, PhotoStamps, Hidden Postage, Stamps.com Internet postage and the Stamps.com logo are our trademarks. This report also includes trademarks of entities other than Stamps.com.

Overview

Stamps.com® (the "Company" or "Stamps.com") is the leading provider of Internet-based postage solutions. Our core service allows customers to buy and print United States Postal Service (“US Postal Service” or “USPS”) approved postage using any PC, an ordinary inkjet or laser printer, and an Internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, and using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. In 1999, we became the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. We completed the first market test on September 30, 2004, launched a second market test of PhotoStamps on May 17, 2005, and subsequently a third market test on May 17, 2006. This third phase of the market test has an initial authorization period of one year, through May 16, 2007, and includes an option for the US Postal Service to extend the test for a second year to May 16, 2008. Throughout this document and in general when we refer to our core business, we mean the PC Postage business which excludes only the PhotoStamps business.

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

Our Services and Products

We offer the following products and services to our customers:

PC Postage Service

Our USPS-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports USPS classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post®, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the US Postal Service’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 to $24.99 or more based on individual pricing and promotions.

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

PhotoStamps®

On May 17, 2005, we publicly launched our second market test of PhotoStamps, a patented form of postage that allows consumers to turn digital photos, designs or images into valid U.S. postage. PhotoStamps is used as regular postage to send letters, postcards or packages. On May 17, 2006 we launched a new PhotoStamps feature that allows businesses to use PhotoStamps to create awareness for their products or services, to build their brand, or for other commercial applications. Customers of PhotoStamps upload a digital photograph or image file, customize the look and feel by choosing one of ten different border colors to compliment the photos, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. In addition to the sheet format, PhotoStamps are also available in a roll form factor for use in higher volume applications. Individual rolls are available in custom lengths ranging from 250 to 10,000 PhotoStamps, and in denominations ranging from $0.24 for postcard rates to $4.05 for one pound packages. The product is available via our website at www.photostamps.com. PhotoStamps is currently offered for $17.99 for a single sheet of $.39 value PhotoStamps. Pricing may vary depending upon the postage denomination, volume of PhotoStamps purchased and promotions.

Since the beginning of the second market test, PhotoStamps has been prominently featured in the national media. For example, in its December 19, 2005 issue, BusinessWeek named PhotoStamps one of its Best Products for 2005. From May 2005 to June 2006, we shipped approximately 950,000 PhotoStamps sheets, or approximately 19 million individual PhotoStamps. We are currently authorized to sell PhotoStamps under the third phase market test that began May 17, 2006 and continues through May 16, 2007, with an option for the US Postal Service to extend the test for a second year to May 16, 2008.

Supplies Store

With the launch of NetStamps in July 2002, we began selling NetStamps labels directly to our customers via our Supplies Store (previously also referred to as our “Online Store”) which is accessible to our customers from within our PC Postage software. Our Supplies Store has since expanded to sell themed NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. We plan to continue to increase the breadth of products offered in our Supplies Store in order to provide a more complete service to our customers, and with the goal of increasing our revenue.

Branded Insurance

We offer Stamps.com branded insurance to our users so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the Post Office or the need to complete any special forms (we also offer official US Postal Service insurance alongside our branded insurance product). Our Stamps.com branded insurance is currently offered at a ten percent discount to the rates offered by the U.S. Postal Service. As insurance is purchased by our customers, we pass along the necessary information to the insurance provider. Our branded insurance program is currently provided in partnership with the broker Parcel Insurance Plan and is underwritten by Fireman's Fund.

Recent Developments

On July 25, 2006, we released a new software platform that allows us to provide a single web presentation and e-commerce system for all Stamps.com products and services. The new system will, among other things, provide enhanced cross-selling and up-selling tools, automated marketing, and item cataloging and display. This new system will also serve as the foundation for our future e-commerce initiatives.

On July 25, 2006, we also announced plans to release version 6.0 of our PC Postage client software into beta. This updated client software is built to take full advantage of our new software platform. Version 6.0 also includes new features such as an international shipping capability with fully integrated customs forms. We expect to move version 6.0 into general release during the third quarter of 2006.

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

Revenue Recognition. We recognize revenue from product sales or services rendered, as well as from licensing the use of our software and intellectual property, when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

We provide our customers with the opportunity to purchase parcel insurance directly through the Stamps.com software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

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

Promotional Expense. New core service customers are generally offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense which is included in cost of service is incurred as customers qualify and thereby may not correlate directly with changes in revenue as the revenue associated with the acquired customer is earned over the customer's lifetime.

Section 382 Update

Under Internal Revenue Code Section 382, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, our net operating loss ("NOL" or "NOLs") asset may be impaired. We estimate that, as of March 31, 2006 we are approximately at 25% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our current stockholders and prospective investors contact us prior to allowing their ownership interest to reach a five-percent level.

Results of Operations

During the second quarter of 2006, we experienced continued revenue growth in our core PC Postage business and PhotoStamps sales continued to be strong despite the expected second quarter seasonal slowdown. Our total revenue during the second quarter of 2006 was $20.2 million, compared to $14.2 million during the comparable period in 2005. Total postage printed using our service during the second quarter of 2006 was up 22% compared to the second quarter of 2005. Gross customer core business acquisition was approximately 87,000 during the second quarter of 2006, up from approximately 66,000 during the second quarter of 2005.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total Revenues
Service	68%	73%	66%	75%
PhotoStamps	19%	8%	19%	5%
Products	9%	13%	11%	14%
Other	4%	6%	4%	6%
Total revenues	100%	100%	100%	100%
Cost of revenues
Service	11%	18%	12%	19%
PhotoStamps	12%	5%	12%	3%
Products	3%	4%	3%	4%
Other	1%	1%	1%	1%
Total cost of revenues	27%	28%	28%	27%
Gross profit	73%	72%	72%	73%
Operating expenses:
Sales and marketing	32%	31%	32%	31%
Research and development	11%	11%	11%	12%
General and administrative	16%	18%	16%	19%
Total operating expenses	59%	60%	59%	62%
Income (loss) from operations	14%	12%	13%	11%
Other income (expense), net	7%	3%	6%	4%
Income (loss) before income taxes	21%	15%	19%	15%
Provision for income taxes	0%	0%	0%	0%

Net income (loss)	21%	15%	19%	15%

Revenue. Revenue was derived primarily from four sources: (1) service fees charged to customers for use of our PC Postage service; (2) PhotoStamps revenue from the sale of PhotoStamps; (3) product sales consisting of Supplies Store revenue from the direct sale of consumables and supplies; and (4) other revenue consisting of advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our branded insurance offering, and licensing revenue. Revenue increased from $14.2 million in second quarter 2005 to $20.2 million in second quarter 2006, an increase of 42%. Revenue increased from $26.0 million during the six months ended June 30, 2005 to $40.7 million during the six months ended June 30, 2006, an increase of 56%.

Service fee revenue increased from $10.4 million in the second quarter of 2005 to $13.6 million in the second quarter of 2006, an increase of 31%. Service fee revenue increased from $19.5 million during the six months ended June 30, 2005 to $27.1 million during the six months ended June 30, 2006, an increase of 39%. The increase in service fee revenue is primarily due to the growth of our customer base and the migration of our existing customers from our Simple Plan price point of $4.49 per month to the Power/Pro Plan at $15.99 per month and the Premier Plan at higher price points, resulting in higher service fee revenue per customer. We successfully billed approximately 324,000 and 327,000 unique customers during the first and second quarters of 2006, respectively, as compared to approximately 291,000 and 300,000 unique customers during the first and second quarters of 2005, respectively. Average service fee revenue per successfully billed customer was approximately $42 during the second quarter of 2006 as compared to $35 in the second quarter of 2005. As a percentage of total revenue, service fee revenue decreased five percentage points and nine percentage points during the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. The decrease in service fee revenue as a percentage of total revenue is attributable to the increase in revenue from our PhotoStamps product. As a percentage of revenue, service fee revenue may decline over future periods as we continue to sell PhotoStamps under our current market test period which began on May 17, 2006.

PhotoStamps revenue increased from $1.2 million in the second quarter of 2005 to $3.7 million in the second quarter of 2006, an increase of 223%. PhotoStamps revenue increased from $1.2 million during the six months ended June 30, 2005 to $7.6 million during the six months ended June 30, 2006, an increase of 556%. As a percentage of total revenue, PhotoStamps revenue increased 11 percentage points and 14 percentage points during the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. The increase, both on an absolute basis and as a percentage of total revenue is primarily due to the increase in customer orders as a result of our marketing efforts. We had no PhotoStamps revenue during the first quarter of 2005 as the second market test had not yet been launched. We expect PhotoStamps revenue to grow both on an absolute basis and as a percentage of total revenue in future periods as we expand our sales during our current market test period.

Product revenue increased from $1.8 million in the second quarter of 2005 to $2.0 million in the second quarter of 2006, an increase of eight percent. Product revenue increased from $3.7 million during the six months ended June 30, 2005 to $4.4 million during the six months ended June 30, 2006, an increase of 18%. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of our continued effort to market these offerings to our existing and new customers. As a percentage of total revenue, product revenue decreased four percentage points and three percentage points during the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. This decrease is primarily due to the increase in PhotoStamps revenue. We expect product revenue to continue to increase on an absolute basis as we add additional stock keeping units (SKUs) to our Supplies Store, and as we continue to market to our existing and new customers.

Other revenue increased from $800,000 in the second quarter of 2005 to $805,000 in the second quarter of 2006, an increase of one percent. Other revenue was $1.6 million in each of the six months ended June 30, 2005 and 2006. As a percentage of total revenue, other revenue decreased two percentage points during the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005. The decrease in other revenue as a percentage of total revenue is primarily due to the increase in PhotoStamps revenue. As a percentage of revenue, other revenue may decline over future periods as we continue to sell PhotoStamps under our current market test period. Included in other revenue is our branded insurance program which was approximately $346,000 and $724,000 for the three and six months ended June 30, 2006, respectively, or approximately two percent of total revenue.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased from $4.0 million in the second quarter of 2005 to $5.5 million in the second quarter of 2006, an increase of 39%. Cost of revenue increased from $7.1 million during the six months ended June 30, 2005 to $11.5 million during the six months ended June 30, 2006, an increase of 61%.The increase is primarily due to the increase in PhotoStamps cost of revenue as a result of the increase in customer orders due to our marketing efforts. As a percentage of total revenue, cost of revenue was 28% and 27% during the three months ended June 30, 2005 and 2006, respectively. As a percentage of total revenue, cost of revenue was 27% and 28% during the six months ended June 30, 2005 and 2006, respectively.

Cost of service revenue decreased from $2.5 million in the second quarter of 2005 to $2.4 million in the second quarter of 2006, a decrease of seven percent. This is primarily due to the decrease in promotional expense, offset by an increase in credit card fees. Cost of service revenue was $5.0 million during the six months ended 2005 and 2006, respectively. As a percentage of total revenue, cost of service revenue decreased seven percentage points during the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. The decrease in cost of service revenue as a percentage of total revenue is primarily due to the increase in PhotoStamps revenue.

The decrease in promotional expense is attributable to the decrease in the redemption rate of our promotional offerings as well as a reduced carrying cost of promotional items. Promotional expenses are primarily incurred as customers qualify for the promotion and thereby may not correlate directly with changes in revenue. Promotional expense includes free postage and a free digital scale offered to new customers, and was approximately $570,000 and $750,000 in the second quarters of 2006 and 2005, respectively, and $1.3 million and $1.5 million during the six months ended June 30, 2006 and 2005, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion. However, the revenue associated with the acquired customer is earned over the customer's lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period. The increase in credit card fees is a result of higher volume in credit card transactions for collecting subscription fees as a result of the increase in customer acquisitions due to marketing efforts.

Cost of PhotoStamps revenue increased from $764,000 in the second quarter of 2005 to $2.4 million in the second quarter of 2006, an increase of 211%. PhotoStamps revenue increased from $764,000  during the six months ended June 30, 2005 to $4.8 million during the six months ended June 30, 2006, an increase of 528%. As a percentage of total revenue, cost of PhotoStamps increased seven percentage points and nine percentage points during the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. The increase, both on an absolute basis and as a percentage of total revenue is primarily due to the increase in customer orders as a result of marketing efforts. Additionally, the gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of US Postal Service postage as part of our cost of PhotoStamps revenue. As a result, future increases in PhotoStamps sales would further increase the overall cost of revenue as a percentage of total revenue. We had no PhotoStamps revenue during the first quarter of 2005 as the second market test had not yet been launched. We expect PhotoStamps revenue to grow both on an absolute basis and as a percentage of total revenue in future periods.

Cost of product revenue increased from $545,000 in the second quarter of 2005 to $628,000 in the second quarter of 2006, an increase of 15%. Cost of product revenue increased from $1.1 million during the six months ended June 30, 2005 to $1.4 million during the six months ended June 30, 2006, an increase of 29%. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of our continued effort to market these offerings to our existing and new customers. As a percentage of total revenue, cost of product revenue decreased one percentage point during each of the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005. We expect the cost of product sales to continue to increase in future periods which is consistent with the aforementioned expectation that product sales will also increase in future periods.

Cost of other revenue increased from $131,000 in the second quarter of 2005 to $169,000 in the second quarter of 2006, an increase of 29%. Cost of other revenue increased from $264,000 during the six months ended June 30, 2005 to $339,000 during the six months ended June 30, 2006, an increase of 28%. The increase is primarily due to the increase in insurance sales and other advertising revenue. As a percentage of total revenue, cost of other revenue was one percent during the three and six months ended June 30, 2006 and 2005, respectively.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased from $4.4 million in the second quarter of 2005 to $6.4 million in the second quarter of 2006, an increase of 45%. Sales and marketing expense increased from $8.1 million during the six months ended June 30, 2005 to $13.3 million during the six months ended June 30, 2006, an increase of 63%. The increase in sales and marketing expense is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our core business and for PhotoStamps. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer remarketing efforts, telemarketing, direct mail, and online advertising. Additionally, included in sales and marketing expense for the second quarter of 2006 and the six months ended June 30, 2006 were approximately $68,000 and $173,000, respectively, of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge during the comparable periods of 2005. As a percentage of total revenue, sales and marketing expense increased one percentage point during each of the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005. We currently expect sales and marketing expenses to increase in fiscal 2006 as compared to fiscal 2005 as we increase our marketing activity and customer acquisition.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense increased from $1.6 million in the second quarter of 2005 to $2.2 million in the second quarter of 2006, an increase of 37%. Research and development expense increased from $3.1 million during the six months ended June 30, 2005 to $4.5 million during the six months ended June 30, 2006, an increase of 46%. This increase is primarily due to the increase in salary, software maintenance, and depreciation expense. Additionally, included in research and development expense for the second quarter of 2006 and the six months ended June 30, 2006 were approximately $115,000 and $418,000, respectively, of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge during the comparable periods of 2005. As a percentage of total revenue, research and development expense was 11% in the second quarter of each of 2006 and 2005. As a percentage of total revenue, research and development expense decreased one percentage point during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. We currently expect research and development expense to increase in fiscal 2006 as compared to fiscal 2005 as we expect to continue to increase our investment in our technology.

General and Administrative. General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased from $2.5 million in the second quarter of 2005 to $3.2 million in the second quarter of 2006, an increase of 28%. General and administrative expense increased from $4.9 million during the six months ended June 30, 2005 to $6.4 million during the six months ended June 30, 2006, an increase of 30%. The increase in general and administrative expense is primarily due to the increase in legal fee and salary expense. Additionally, included in general and administrative expense for the second quarter of 2006 and the six months ended June 30, 2006 were approximately $470,000 and $738,000, respectively, of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge during the comparable periods of 2005. As a percentage of total revenue, general and administrative expense decreased two percentage points and three percentage points during the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. We currently expect general and administrative expenses to increase in fiscal 2006 as compared to fiscal 2005, but decrease as a percentage of total revenue.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net increased from $446,000 in the second quarter of 2005 to $1.4 million in the second quarter of 2006, an increase of 214%. Other income, net increased from $1.1 million during the six months ended June 30, 2005 to $2.5 million during the six months ended June 30, 2006, an increase of 134%. As a percentage of total revenue, other income, net increased four percentage points and two percentage points during the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005. The increase, both on an absolute basis and as a percentage of total revenue is due to the increase in interest rates and invested balance as we maintain our profitability. We currently expect other income to increase in fiscal 2006 as compared to fiscal 2005 due to increased invested balances.

Liquidity and Capital Resources

As of June 30, 2006 and 2005 we had approximately $117 million and $92 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4 million through February 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at June 30, 2006 (in thousands):

Operating

Six months ending December 31, 2006	$318
Years ending December 31:
2007	694
2008	751
2009	794
2010	134
Thereafter	—
$2,691

Net cash provided by operating activities was $8.7 million and $4.7 million during the six months ended June 30, 2006 and 2005, respectively. The increase in net cash provided by operating activities resulted primarily from the increase in revenue and expanding gross margin and operating cash flow.

Net cash used in investing activities was $17.7 million and $6.6 million during the six months ended June 30, 2006 and 2005, respectively. The increase in net cash used in investing activities resulted primarily from the additional purchase of investments as a result of the Company’s profitability.

Net cash provided by financing activities was $7.0 million and $2.3 million during the six months ended June 30, 2006 and 2005, respectively. The increase in net cash provided by financing activities resulted primarily from the exercise of stock options by our employees.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of 466 days at June 30, 2006. Our cash equivalents and investments, net of restricted cash, approximated $117 million and had a related weighted average interest rate of approximately 4.2%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information to be disclosed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to ensure that material information and other information requiring disclosure is identified and communicated on a timely basis.

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

In addition to the class action lawsuits against us, over 1,000 similar lawsuits have also been brought against over 250 companies which issued stock to the public in 1998, 1999, and 2000, and their underwriters. These lawsuits (including those naming us) followed publicized reports that the Securities and Exchange Commission was investigating the practice of certain underwriters in connection with initial public offerings. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. We have placed our underwriters on notice of our rights to indemnification, pursuant to our agreements with the underwriters, but under the terms of the proposed settlement, we cannot assert these claims except as a defense to a claim against us by the underwriters. We have also provided notice to our directors' and officers' insurers who have agreed to fund the proposed settlement. If the proposed settlement does not receive final approval or is not consummated for any reason, we intend to defend the lawsuits vigorously because we believe that the claims against us and our officers and directors are without merit.

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

Though we realized net income of $4.2 million and $2.1 million for the three months ended June 30, 2006 and 2005 respectively, we have experienced significant net losses since our inception and we may experience net losses in the future. Although we achieved profitability during fiscal year 2005, we cannot be certain that we will be able to sustain or increase such profitability in the future.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 56 issued US patents, 77 pending US patent applications, 9 international patents and 20 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Stamps.com’s stockholders was held on June 7, 2006. At that meeting, two proposals were submitted to a vote of the stockholders: (1) to elect two directors (G. Bradford Jones and Lloyd I. Miller) to serve for a three-year term ending in the year 2009 or until their successors are duly elected and qualified; and (2) to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006.

At the close of business on the record date for the meeting (which was April 14, 2006), there were 23,869,172 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 22,392,852 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal	For	Withheld
Election of two directors:
G. Bradford Jones	21,889,656	503,196
Lloyd I. Miller	21,889,606	503,246

Proposal	For	Against	Abstain
Appointment of Ernst & Young LLP(auditors)	22,344,468	42,899	5,485

Each of the proposals set forth above received more than the required number of votes for approval and were therefore duly and validly approved by the stockholders.

ITEM 5. OTHER INFORMATION

On July 26, 2006, Stamps.com filed a report on Form 8-K, which reported earnings for the quarter ended June 30, 2006.

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

STAMPS.COM INC. (Registrant)
August 9, 2006	By:	/s/ KEN MCBRIDE
Ken McBride Chief Executive Officer

August 9, 2006	By:	/s/ KYLE HUEBNER
Kyle Huebner Chief Financial Officer