Form 10-Q
period 2006-09-30
STAMPS.COM INC
filed 2006-11-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were approximately 22,774,631 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,832	$20,768
Restricted cash	554	554
Short-term investments	16,869	19,450
Trade accounts receivable, net	2,275	2,131
Other accounts receivable	795	628
Other current assets	2,080	1,278
Total current assets	36,405	44,809
Property and equipment, net	5,229	4,492
Intangible assets, net	2,218	3,666
Long-term investments	84,838	63,207
Other assets	3,944	2,280
Total assets	$132,634	$118,454

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,458	$8,514
Total current liabilities	8,458	8,514
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2006 and 2005
Issued shares of 24,843 in 2006 and 23,372 in 2005
Outstanding shares of 24,136 in 2006 and 23,063 in 2005	47	46
Additional paid-in capital	617,986	607,869
Accumulated deficit	(481,904)	(493,683)
Treasury stock, at cost, 708 shares in 2006 and 309 shares in 2005	(11,421)	(3,737)
Accumulated other comprehensive loss	(532)	(555)
Total stockholders’ equity	124,176	109,940
Total liabilities and stockholders’ equity	$132,634	$118,454

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Revenues:
Service	$13,057	$10,945	$40,142	$30,484
PhotoStamps	3,148	1,785	10,756	2,944
Product	1,924	1,766	6,297	5,476
Other	780	777	2,416	2,389
Total revenues	18,909	15,273	59,611	41,293
Cost of revenues:
Service	2,332	2,266	7,273	7,294
PhotoStamps	2,085	1,186	6,884	1,950
Product	553	526	1,934	1,597
Other	125	122	464	386
Total cost of revenues	5,095	4,100	16,555	11,227
Gross profit	13,814	11,173	43,056	30,066
Operating expenses:
Sales and marketing	5,971	4,959	19,241	13,098
Research and development	2,239	1,735	6,737	4,811
General and administrative	2,626	2,446	8,997	7,343
Total operating expenses	10,836	9,140	34,975	25,252
Income from operations	2,978	2,033	8,081	4,814
Other income:
Interest income	1,339	588	3,817	1,585
Other income	—	—	—	64
Total other income	1,339	588	3,817	1,649
Income before income taxes	4,317	2,621	11,898	6,463
Provision for income taxes Basic	54	57	119	137
Net income	$4,263	$2,564	$11,779	$6,326
Net income per share (see Note 3):
Basic Basic	$0.18	$0.11	$0.50	$0.28
Diluted	$0.18	$0.11	$0.48	$0.27
Weighted average shares outstanding
Basic Basic	23,458	22,794	23,443	22,665
Diluted	24,091	23,749	24,346	23,670

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months ended September 30,
	2006	2005
Operating activities:
Net income	$11,779	$6,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,161	2,262
Stock-based compensation expense	2,210	—
Changes in operating assets and liabilities:
Trade accounts receivable	(144)	(353)
Other accounts receivable	(167)	128
Other assets	(1,664)	288
Prepaid expenses	(802)	(845)
Accounts payable and accrued expenses	(57)	1,273
Net cash provided by operating activities	13,316	9,079
Investing activities:
Sale of short-term investments	28,867	9,330
Purchase of short-term investments	(26,202)	(10,472)
Sale of long-term investments	14,158	52,127
Purchase of long-term investments	(35,849)	(50,934)
Proceeds from investing activities	623	—
Acquisition of property and equipment	(2,073)	(2,452)
Net cash used in investing activities	(20,476)	(2,401)
Financing activities:
Proceeds from exercise of stock options	7,370	3,096
Issuance of common stock under ESPP	538	382
Repurchase of common stock	(7,684)	(2,112)
Net cash provided by financing activities	224	1,366
Net (decrease) increase in cash and cash equivalents	(6,936)	8,044
Cash and cash equivalents at beginning of period	20,768	11,198
Cash and cash equivalents at end of period	$13,832	$19,242

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2006 AND 2005 IS UNAUDITED)

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

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006, the results of its operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005.

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

Income Taxes

The provision for income taxes consists solely of alternative minimum federal and state taxes. The Company’s effective income tax rate differs from the statutory income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credits carryforwards to offset taxable income. The Company recorded a tax provision subject to the corporate alternative minimum federal and state taxes of approximately $54,000 and $57,000 for the three months ended September 30, 2006 and 2005, respectively, and $119,000 and $137,000 for the nine months ended September 30, 2006 and 2005, respectively.

2.    Legal Proceedings

Please refer to "Part II - Other Information - Item 1 - Legal Proceedings" of this report for a discussion of legal proceedings.

3.    Net Income per Share

Net income per share represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net income per share is calculated by dividing net income during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period. Basic and diluted income per share for the three and nine months ended September 30, 2005 were calculated based on net income not including stock based compensation expense as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company adopted SFAS 123R on January 1, 2006 using the modified prospective transition method which does not require the Company’s prior period financial statements to be restated. Therefore, prior period earnings per share have not been restated as allowed by SFAS 123R. The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2006 AND 2005 IS UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$4,263	$2,564	$11,779	$6,326

Basic - weighted average common shares	23,458	22,794	23,443	22,665
Diluted effect of common stock equivalents	633	955	903	1,005
Diluted - weighted average common shares	24,091	23,749	24,346	23,670

Earnings per share:
Basic	$0.18	$0.11	$0.50	$0.28
Diluted	$0.18	$0.11	$0.48	$0.27

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Anti-dilutive stock options shares	569	290	346	603

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R was $719,000 for the three months ended September 30, 2006 and $2.2 million for the nine months ended September 30, 2006. Stock-based compensation expense related to employee and director stock options were $408,000 and $1.4 million for the three and nine months ended September 30, 2006, respectively. Stock-based compensation expense related to employee stock purchases were $311,000 and $810,000 for the three and nine months ended September 30, 2006, respectively.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2006 AND 2005 IS UNAUDITED)

The following table illustrates the reported and pro forma effect on net income and earnings per share if the Company had elected to apply the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$2,564	$6,326
Add: Stock price based employee expense included in net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(447)	(1,049)
Net income pro forma	$2,117	$5,277
Basic net income per common share-as reported	$0.11	$0.28
Diluted net income per common share-as reported	$0.11	$0.27
Basic net income per common share-pro forma	$0.09	$0.23
Diluted net income per common share-pro forma	$0.09	$0.22

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Income for the three and nine months ended September 30, 2006 included 1) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Compensation expense recognized for all employee stock options awards granted is recognized using the straight-line single method over their respective vesting periods of three or four years. As stock-based compensation expense recognized in the Statement of Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flow resulting from tax benefits resulting from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Prior to fiscal 2005 the Company had a history of net operating losses and because it is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax asset. Therefore, there are no excess tax benefits recorded in the financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R. During the three and nine months ended September 30, 2006, the Company received $909,000 and $7.9 million, respectively, in cash from stock options exercised and from shares issued through the Employee Stock Purchase Program.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2006 AND 2005 IS UNAUDITED)

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.9%	3.98%	4.82%	3.90%
Expected volatility	49%	48%	49%	48%
Expected life (in years)	5	5	5	5
Expected forfeiture rate	16%	—	15%	—

The following table summarizes stock option activity related to the Company’s plan for the nine months ended September 30, 2006:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,608	$15.03
Granted	281	28.96
Exercised	(620)	11.93
Forfeited or expired	(68)	22.17
Balance at September 30, 2006	2,201	17.60	6.7	$3,233
Exercisable at September 30, 2006	1,744	15.98	6.0	$5,367

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $14.13 and $8.35, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $9,092,218 and $4,017,235, respectively.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2006 AND 2005 IS UNAUDITED)

The following table summarizes the status of the Company’s nonvested shares as of September 30, 2006:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	416	$7.37
Granted	281	13.30
Vested	(173)	7.92
Forfeited	(68)	11.50
Nonvested at September 30, 2006	456	12.55

As of June 30, 2006, there was approximately $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.9 years.

5.    Goodwill and Intangible Assets

The Company wrote off all of its goodwill in the first quarter of 2001 due to impairment. The Company’s other intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.3 million as of September 30, 2006 and $8.9 million a of December 31, 2005 and accumulated amortization of approximately $6.1 million as of September 30, 2006 and $5.2 million as of December 31, 2005, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 1.3 years.

Aggregate amortization expense on intangible assets was approximately $275,000 for the three months ended September 30, 2006 and 2005, respectively, and $825,000 for the nine months ended September 30, 2006 and 2005, respectively.

6.    Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$4,263	$2,564	$11,779	$6,326
Unrealized income (loss) on investments	587	(143)	23	(75)
Comprehensive income	$4,850	$2,421	$11,802	$6,251

7. Subsequent Event

On November 3, 2006, the Company.'s board of directors approved a new one year share repurchase program authorizing the company to purchase up to $20 million of Stamps.com stock as market and business conditions warrant. The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the United States Securities and Exchange Commission.

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

Overview

Stamps.com® (the "Company" or "Stamps.com") is the leading provider of Internet-based postage solutions. Our core service allows customers to buy and print United States Postal Service (“US Postal Service” or “USPS”) approved postage using any PC, an ordinary inkjet or laser printer, and an Internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. In 1999, we became the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. We completed the first market test of PhotoStamps on September 30, 2004, launched a second market test on May 17, 2005, and subsequently a third market test on May 17, 2006. This third phase of the market test has an initial authorization period of one year, through May 16, 2007, and includes an option for the US Postal Service to extend the test for a second year to May 16, 2008. Throughout this document, and in general when we refer to our core business, we mean the PC Postage business which excludes only the PhotoStamps business.

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

Our Services and Products

We offer the following products and services to our customers:

PC Postage Service

Our USPS-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports a variety of USPS classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post®, Media Mail™ and Bound Printed Matter. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing a registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the US Postal Service’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customers pay a mix of monthly convenience fees ranging from $4.49 to $24.99 or more based on individual pricing and promotions.

We offer our customers three primary ways to print PC Postage. First, our NetStamps® feature enables customers to print postage for any value or any class of mail or package on NetStamps labels. After they are printed, NetStamps can be used just like regular stamps. Second, our shipping feature tab allows customers to print postage for packages on plain 8.5” x 11” paper or on special labels, and to add electronic Delivery or Signature Confirmation at discounted prices compared to prices offered at the Post Office. Third, our mailing feature tab is typically used to print the postage and address directly on envelopes or on other types of mail or labels, in a single-step process that saves time and provides a professional look. Our PC Postage services also incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the U.S. In addition, our PC Postage services have been designed to integrate into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

In September 2006 we publicly launched Photo NetStamps with the release of our new version 6.0 PC Postage software. Photo NetStamps is a new product that allows PC Postage customers to create customized postage by uploading a digital image or business logo, and then ordering sheets of Photo NetStamps labels pre-printed with their image in photo-quality color. Customers can then print exactly the postage amount they need, when they need it, on the Photo NetStamps labels using their PC Postage software and their own printer. Photo NetStamps combines the customization of PhotoStamps and the convenience of NetStamps.

PhotoStamps®

On May 17, 2006, we publicly launched our third market test of PhotoStamps, a patented form of postage that allows consumers to turn digital photos, designs or images into valid U.S. postage. PhotoStamps is used as regular postage to send letters, postcards or packages. We also launched at that time a new PhotoStamps feature that allows businesses to use PhotoStamps to create awareness for their products or services, to build their brand, or for other commercial applications. Customers of PhotoStamps upload a digital photograph or image file, customize the look and feel by choosing one of ten different border colors to complement the photos, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. In addition to the sheet format, PhotoStamps are also available in a roll form factor for use in higher volume applications. Individual rolls are available in custom lengths ranging from 250 to 10,000 PhotoStamps, and in denominations ranging from $0.24 for postcard rates to $4.05 for one pound packages. The product is available via our website at www.photostamps.com. Pricing varies depending upon the postage denomination and the volume purchased. For example, current pricing for a sheet of twenty $0.39 PhotoStamps ranges from $17.99 for a single sheet to $12.99 for 100 or more sheets to lower prices for higher volumes. Since the beginning of the second market test, PhotoStamps has been prominently featured in the national media. For example, in its December 19, 2005 issue, BusinessWeek named PhotoStamps one of its Best Products for 2005. On September 22, 2006 we announced the launch of PhotoStamps featuring the entire National Football League (NFL) line-up of teams. The new PhotoStamps, created under a license with the NFL, are available with designs featuring the team logos and helmet designs for all 32 NFL teams.

From May 2005 to September 2006, we shipped approximately 1.1 million PhotoStamps sheets, or approximately 22 million individual PhotoStamps. We are currently authorized to sell PhotoStamps under the third phase market test until May 16, 2007, with an option for the US Postal Service to extend the test for a second year to May 16, 2008.

Supplies Store

With the launch of NetStamps in July 2002, we began selling NetStamps labels directly to our customers via our Supplies Store (previously also referred to as our “Online Store”) which is accessible to our customers from within our PC Postage software. Our Supplies Store has since expanded to sell Photo NetStamps labels, themed NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. We plan to continue to increase the breadth of products offered in our Supplies Store in order to provide a more complete service to our customers, and with the goal of increasing our revenue.

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

Recent Developments

On October 9, 2006, we launched our collegiate PhotoStamps which allow customers to order PhotoStamps with designs featuring top U.S. college and university teams created under license with The Collegiate Licensing Company.

On November 3, 2006, Stamps.com Inc.'s board of directors approved a new one year share repurchase program authorizing the company to purchase up to $20 million of Stamps.com stock as market and business conditions warrant. The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the United States Securities and Exchange Commission.

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

Service revenue is based on monthly convenience fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including PhotoStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Licensing revenue is recognized ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

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

Section 382 Update

Under Internal Revenue Code Section 382, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, our net operating loss ("NOL" or "NOLs") asset may be impaired. We estimate that, as of March 31, 2006 we were approximately at 25% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our current stockholders and prospective investors contact us prior to allowing their ownership interest to reach a five-percent level.

Results of Operations

During the third quarter of 2006, we experienced revenue growth year over year both in our core PC Postage business and PhotoStamps, with total revenue during the third quarter of 2006 of $18.9 million, compared to $15.3 million during the comparable period in 2005. The third quarter has historically been a seasonally slower quarter, and third quarter 2006 revenue was down versus the second quarter of 2006 in both the core business and in PhotoStamps. We also experienced some unexpected challenges in the core business billing and collections area during the third quarter which impacted our third quarter service fee revenue. Total postage printed using our service during the third quarter of 2006 was up 19% compared to the third quarter of 2005. Gross customer core business acquisition was approximately 85,000 during the third quarter of 2006, up from approximately 56,000 during the third quarter of 2005.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total Revenues
Service	69%	72%	67%	74%
PhotoStamps	17%	11%	18%	7%
Products	10%	13%	11%	13%
Other	4%	4%	4%	6%
Total revenues	100%	100%	100%	100%
Cost of revenues
Service	12%	15%	12%	17%
PhotoStamps	11%	8%	12%	5%
Products	3%	3%	3%	4%
Other	1%	1%	1%	1%
Total cost of revenues	27%	27%	28%	27%
Gross profit	73%	73%	72%	73%
Operating expenses:
Sales and marketing	32%	33%	32%	32%
Research and development	12%	11%	11%	11%
General and administrative	14%	16%	15%	18%
Total operating expenses	58%	60%	58%	61%
Income from operations	15%	13%	14%	12%
Other income, net	7%	4%	6%	4%
Income before income taxes	22%	17%	20%	16%
Provision for income taxes	0%	0%	0%	0%
Net income	22%	17%	20%	16%

Revenue. Revenue is derived primarily from four sources: (1) service fees charged to customers for use of our PC Postage service; (2) PhotoStamps revenue from the sale of PhotoStamps; (3) product sales consisting of Supplies Store revenue from the direct sale of consumables and supplies; and (4) other revenue consisting of advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our branded insurance offering, and licensing revenue. Revenue increased from $15.3 million in the third quarter of 2005 to $18.9 million in the third quarter of 2006, an increase of 24%. Revenue increased from $41.3 million during the nine months ended September 30, 2005 to $59.6 million during the nine months ended September 30, 2006, an increase of 44%.

Service fee revenue increased from $10.9 million in the third quarter of 2005 to $13.1 million in the third quarter of 2006, an increase of 19%. Service fee revenue increased from $30.5 million during the nine months ended September 30, 2005 to $40.1 million during the nine months ended September 30, 2006, an increase of 32%. The increase in service fee revenue is primarily due to the growth of our customer base and the migration of our existing customers from our Simple Plan price point of $4.49 per month to the Power/Pro Plan at $15.99 per month and the Premier Plan at higher price points, resulting in higher service fee revenue per customer. We successfully billed approximately 324,000, 327,000 and 311,000 unique customers during the first, second and third quarters of 2006, respectively, as compared to approximately 291,000, 300,000 and 293,000 unique customers during the first, second and third quarters of 2005, respectively. In the quarter ended September 30, 2006, our ability to process payments and to bill unique customers was negatively impacted by changes in our billing practices as a result of internal technology upgrades released during the quarter as well as the practices and rules of payment processing companies and some financial institutions, and that contributed to a decline in our successfully billed customers in the third quarter of 2006 versus the second quarter of 2006. Average service fee revenue per successfully billed customer was approximately $42 during the third quarter of 2006 as compared to $37 in the third quarter of 2005. As a percentage of total revenue, service fee revenue decreased three percentage points and six percentage points during the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. The decrease in service fee revenue as a percentage of total revenue is attributable to the increase in revenue from our PhotoStamps product. As a percentage of revenue, service fee revenue may decline over future periods as we continue to sell PhotoStamps.

PhotoStamps revenue increased from $1.8 million in the third quarter of 2005 to $3.1 million in the third quarter of 2006, an increase of 76%. PhotoStamps revenue increased from $2.9 million during the nine months ended September 30, 2005 to $10.8 million during the nine months ended September 30, 2006, an increase of 265%. As a percentage of total revenue, PhotoStamps revenue increased six percentage points and eleven percentage points during the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. The increase, both on an absolute basis and as a percentage of total revenue is primarily due to the increase in PhotoStamps sheet orders as a result of our marketing efforts. We had no PhotoStamps revenue during the first quarter of 2005 as the second market test had not yet been launched. We expect PhotoStamps revenue to grow both on an absolute basis and as a percentage of total revenue in future periods as we continue to increase our level of marketing activity.

Product revenue increased from $1.8 million in the third quarter of 2005 to $1.9 million in the third quarter of 2006, an increase of 9%. Product revenue increased from $5.5 million during the nine months ended September 30, 2005 to $6.3 million during the nine months ended September 30, 2006, an increase of 15%. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of the growth in the size of our customer base and our continued effort to market these offerings to our existing and new customers. As a percentage of total revenue, product revenue decreased three percentage points during the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. This decrease is primarily due to the increase in PhotoStamps revenue. We expect product revenue to continue to increase on an absolute basis as we add additional stock keeping units (SKUs) to our Supplies Store, and as we continue to market to our existing and new customers.

Other revenue increased from $777,000 in the third quarter of 2005 to $780,000 in the third quarter of 2006. Other revenue was $2.4 million in the nine months ended September 30, 2005 and 2006. As a percentage of total revenue, other revenue was four percentage points during each of the three months ended September 30, 2005 and 2006. Other revenue, as a percentage of total revenue, decreased two percentage points during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The decrease in other revenue as a percentage of total revenue is primarily due to the increase in PhotoStamps revenue. As a percentage of revenue, other revenue may decline over future periods as we continue to sell PhotoStamps under our current market test period. Included in other revenue is our branded insurance program which was approximately $326,000 and $1.1 million for the three and nine months ended September 30, 2006, respectively, or approximately 0.7% and two percent of total revenue, respectively.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased from $4.1 million in the third quarter of 2005 to $5.1 million in the third quarter of 2006, an increase of 24%. Cost of revenue increased from $11.2 million during the nine months ended September 30, 2005 to $16.6 million during the nine months ended September 30, 2006, an increase of 47%.The increase in PhotoStamps cost of revenue is attributed to the increase in PhotoStamps sheet orders due to our marketing efforts. As a percentage of total revenue, cost of revenue was 27% for each of the three months ended September 30, 2006 and 2005. As a percentage of total revenue, cost of revenue was 28% and 27% for the nine months ended September 30, 2006 and 2005, respectively.

Cost of service revenue was $2.3 million in each of the three months ended September 30, 2006 and 2005. Cost of service revenue was $7.3 million in each of the nine months ended September 30, 2006 and 2005. As a percentage of total revenue, cost of service revenue decreased three percentage points and five percentage points during the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. The decrease in cost of service revenue as a percentage of total revenue is primarily due to the increase in PhotoStamps revenue which has a lower gross margin than service revenue.

Included in cost of service revenue are promotional expenses. This includes free postage and a free digital scale offered to new customers, and was approximately $439,000 and $437,000 in the third quarters of 2006 and 2005, respectively, and $1.7 million and $1.9 million during the nine months ended September 30, 2006 and 2005, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion. However, the revenue associated with the acquired customer is earned over the customer's lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period.

Cost of PhotoStamps revenue increased from $1.2 million in the third quarter of 2005 to $2.1 million in the third quarter of 2006, an increase of 76%. Cost of PhotoStamps revenue increased from $2.0 million during the nine months ended September 30, 2005 to $6.9 million during the nine months ended September 30, 2006, an increase of 253%. As a percentage of total revenue, cost of PhotoStamps increased three percentage points and seven percentage points during the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. The increase, both on an absolute basis and as a percentage of total revenue is primarily due to the increase in PhotoStamps sheet orders as a result of our marketing efforts. Additionally, the gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of US Postal Service postage as part of our cost of PhotoStamps revenue. As a result, future increases in PhotoStamps sales would further increase the overall cost of Photostamps revenue as a percentage of total revenue. We had no PhotoStamps revenue during the first quarter of 2005 as the second market test had not yet been launched. We expect PhotoStamps revenue to grow both on an absolute basis and as a percentage of total revenue in future periods.

Cost of product revenue increased from $526,000 in the third quarter of 2005 to $553,000 in the third quarter of 2006, an increase of 5%. Cost of product revenue increased from $1.6 million during the nine months ended September 30, 2005 to $1.9 million during the nine months ended September 30, 2006, an increase of 21%. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of our continued effort to market these offerings to our existing and new customers. As a percentage of total revenue, cost of product revenue was three percentage points during each of the three months ended September 30, 2006 and 2005. As a percentage of total revenue, cost of product revenue decreased one percentage point during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. We expect the cost of product sales to continue to increase in future periods which is consistent with the aforementioned expectation that product sales will also increase in future periods.

Cost of other revenue increased from $122,000 in the third quarter of 2005 to $125,000 in the third quarter of 2006, an increase of two percent. Cost of other revenue increased from $386,000 during the nine months ended September 30, 2005 to $403,000 during the nine months ended September 30, 2006, an increase of 4%. The increase is primarily due to the increase in insurance sales. As a percentage of total revenue, cost of other revenue was one percent during each of the three and nine months ended September 30, 2006 and 2005.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased from $5.0 million in the third quarter of 2005 to $6.0 million in the third quarter of 2006, an increase of 20%. Sales and marketing expense increased from $13.1 million during the nine months ended September 30, 2005 to $19.2 million during the nine months ended September 30, 2006, an increase of 47%. The increase in sales and marketing expense is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our core business and for PhotoStamps. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising. Additionally, included in sales and marketing expense for the third quarter of 2006 and the nine months ended September 30, 2006 were approximately $99,000 and $272,000, respectively, of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge during the comparable periods of 2005. As a percentage of total revenue, sales and marketing expense was 32% for each of the three and nine months ended September 30, 2006 and 2005. We currently expect sales and marketing expenses to increase in fiscal 2006 as compared to fiscal 2005 as we continue to increase our marketing activity and customer acquisition.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased from $1.7 million in the third quarter of 2005 to $2.2 million in the third quarter of 2006, an increase of 29%. Research and development expense increased from $4.8 million during the nine months ended September 30, 2005 to $6.7 million during the nine months ended September 30, 2006, an increase of 40%. This increase is primarily due to the increase in salary, software maintenance, and depreciation expense. Additionally, included in research and development expense for the third quarter of 2006 and the nine months ended September 30, 2006 were approximately $245,000 and $663,000, respectively, of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge during the comparable periods of 2005. As a percentage of total revenue, research and development expense increased one percentage point during the third quarter of 2006 as compared to the same period of 2005 and it was eleven percent percentage points in each of the nine months ended September 30, 2006 and 2005. We currently expect research and development expense to increase in fiscal 2006 as compared to fiscal 2005 as we expect to continue to increase our investment in our technology.

General and Administrative. General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased from $2.4 million in the third quarter of 2005 to $2.6 million in the third quarter of 2006, an increase of seven percent. General and administrative expense increased from $7.3 million during the nine months ended September 30, 2005 to $9.0 million during the nine months ended September 30, 2006, an increase of 23%. The increase in general and administrative expense is primarily due to the increase in salary expense and insurance expense. Additionally, included in general and administrative expense for the third quarter of 2006 and the nine months ended September 30, 2006 were approximately $272,000 and $1.0 million, respectively, of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge during the comparable periods of 2005. As a percentage of total revenue, general and administrative expense decreased two percentage points and three percentage points during the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. We currently expect general and administrative expenses to increase in fiscal 2006 as compared to fiscal 2005.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net increased from $588,000 in the third quarter of 2005 to $1.3 million in the third quarter of 2006, an increase of 128%. Other income, net increased from $1.6 million during the nine months ended September 30, 2005 to $3.8 million during the nine months ended September 30, 2006, an increase of 131%. As a percentage of total revenue, other income, net increased three percentage points and two percentage points during the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. The increase, both on an absolute basis and as a percentage of total revenue is due to the increase in interest rates and invested balance as we maintain our profitability. We currently expect other income to increase in fiscal 2006 as compared to fiscal 2005 due to increased invested balances.

Liquidity and Capital Resources

As of September 30, 2006 and 2005 we had approximately $116 million and $95 million, respectively, in cash and cash equivalents, restricted cash and short-term and long-term investments. We invest available funds in short and long-term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4 million through February 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at September 30, 2006 (in thousands):

Operating

Three months ending December 31, 2006	$159
Years ending December 31:
2007	694
2008	751
2009	794
2010	134
Thereafter	---
$2,532

During the third quarter of 2006 we repurchased approximately 398,000 shares of common stock for $7.7 million. We will consider repurchasing stock throughout our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks and any additional constraints because of material inside information we may possess.

Net cash provided by operating activities was $13.3 million and $9.1 million during the nine months ended September 30, 2006 and 2005, respectively. The increase in net cash provided by operating activities resulted primarily from the increase in revenue and expanding gross margin and operating cash flow.

Net cash used in investing activities was $20.5 million and $2.4 million during the nine months ended September 30, 2006 and 2005, respectively. The increase in net cash used in investing activities resulted primarily from the additional purchase of investments as a result of our Company’s profitability.

Net cash provided by financing activities was $224,000 and $1.4 million during the nine months ended September 30, 2006 and 2005, respectively. The decrease in net cash provided by financing activities resulted primarily from the repurchase of shares of our Company’s common stock.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of Money Market, U.S. government obligations and public corporate debt securities with weighted average maturities of 415 days at September 30, 2006. Our cash equivalents and investments, net of restricted cash, approximated $116 million and had a related weighted average interest rate of approximately 5.2%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors during the period covered by this report that have affected or could affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. On August 23, 2006, the court granted our summary judgment motions on the trade secret and other non-patent claims. The court has scheduled a “Markman” hearing to construe the terms of the Kara Technology patents for December 11, 2006, and has scheduled a trial commencement date of March 6, 2007. We dispute Kara Technology’s claims and intend to defend the lawsuit vigorously.

In May and June 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in 11 purported class-action lawsuits, filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our initial and secondary public offerings, including Goldman, Sachs & Co. (in some of the lawsuits sued as The Goldman Sachs Group Inc.) and BancBoston Robertson Stephens, Inc. The lawsuits allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits also allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including prejudgment and post-judgment interest, costs and expenses (including attorneys’ fees), and rescissory damages. In April 2002, plaintiffs filed a consolidated amended class action complaint against us and certain of our current and former board members and/or officers. The consolidated amended class action complaint includes similar allegations to those described above and seeks similar relief. In July 2002, we moved to dismiss the consolidated amended class action complaint. In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice. In February 2003, the court denied our motion to dismiss the consolidated amended class action complaint. In June 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us which was further documented in a Stipulation and Agreement of Settlement filed with the court. The proposed settlement terms would not require Stamps.com to make any payments. The proposed settlement was preliminarily approved by the court in February 2005 and was the subject of a fairness hearing in April 2006, but remains subject to final approval by the court which has not yet occurred.

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

Though we realized net income of $4.3 million and $2.6 million for the three months ended September 30, 2006 and 2005 respectively, we have experienced significant net losses since our inception and we may experience net losses in the future. Although we achieved profitability during fiscal year 2005, we cannot be certain that we will be able to sustain or increase such profitability in the future.

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

Increases in payment processing fees would increase our operating expenses and adversely affect our results of operations.

Our customers pay for our services predominately using credit cards and debit cards and, to a lesser extent, ACH. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result in a change in our business practices which increase the fees on a cost-per-transaction basis. If these fees for accepting payment methods increases in future periods, it may adversely affect our results of operations.

A decline in our ability to effectively bill our customers by credit card and debit card would adversely affect our results of operations.

Our ability to effectively charge our customers through credit cards and debit cards is subject to many variables, including our own billing technology and practices, the practices and rules of payment processing companies, and the practices and rules of issuing financial institutions. If we do not effectively charge and bill our customers in future periods through credit cards and debit cards, it would adversely affect our results of operations.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 57 issued US patents, 80 pending US patent applications, 9 international patents and 20 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The number of shares of our common stock repurchased and the average price paid per share for each month in the three months ended September 30, 2006 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	244,600	$19.77	244,600	$15,164,000
August 1, 2006 - August 31, 2006	28,900	$18.96	28,900	$14,616,000
September 1, 2006 - September 30, 2006	124,589	$18.46	124,589	$12,316,000
Total	398,089	$19.30	398,089
(1) The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

On October 24, 2006, Stamps.com filed a report on Form 8-K, which reported earnings for the quarter ended September 30, 2006.

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

STAMPS.COM INC. (Registrant)

November 9, 2006	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer (Principal Executive Officer)

November 9, 2006	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer (Principal Financial Officer)