Form 10-K
period 2006-12-31
STAMPS.COM INC
filed 2007-03-16
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 000-26427

______________

Stamps.com Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0454966
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12959 Coral Tree Place
Los Angeles, California 90066

(Address of principal executive office)

(310) 482-5800

(Registrant’s telephone number, including area code)

______________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, $.001 par value

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

As of June 30, 2006, the approximate aggregate market value of voting common stock held by non-affiliates of the Registrant was $658,057,201 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The Nasdaq National Market System on that date). As of February 28, 2007, there were approximately 21,868,552 shares of the Registrant’s Common Stock issued and outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on June 6, 2007, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part II and Part III of this Form 10-K.

STAMPS.COM INC.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2006

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

Item 1. Business

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid U.S. postage. Throughout this document and in general when we refer to the PC Postage business, we mean excluding the PhotoStamps business.

Stamps.com Inc. (the “Company” or “Stamps.com”) was founded in September 1996 to investigate the feasibility of entering into the U.S. Postal Service’s Information-Based Indicia Program and to initiate the certification process for our PC Postage service. In January 1998, we were incorporated in Delaware as StampMaster, Inc. and we changed our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999. Our common stock is listed on the Nasdaq stock market under the symbol “STMP.”

Our principal executive offices are located at 12959 Coral Tree Place, Los Angeles, California, 90066, and our telephone number is (310) 482-5800.

Mission and Business Strategy

Stamps.com was founded with the mission to allow anyone to print valid U.S. postage using just a personal computer, an ordinary printer, and an internet connection. In August 1999, Stamps.com became the first company approved under the U.S. Postal Service’s PC Postage program utilizing a software-only business model. As of the fourth quarter of 2006, we provided our PC Postage service to approximately 319,000 paying customers that include small businesses, large businesses, home offices, and consumers.

Our 2007 strategy for the PC Postage business includes at least six major initiatives. First in our 2007 PC Postage strategy, we plan to increase our investments in all of our existing profitable marketing channels wherever we can. In particular, we continue to refine our understanding of our return-on-investment from the direct mail channel, and based on the most recent returns we plan to increase our investment in the direct mail channel by 50% or more during 2007. This may cause some depression to 2007 earnings, but we believe that is a good long term investment that we expect will pay dividends for several years to come. We also plan to continue increasing and refining our customer acquisitions through online advertising, affiliates, partners, telemarketing and other areas. For the online enhanced promotion channel, we continue to see attractive returns, and we plan to continue to run this channel until we no longer find the returns to be attractive; however, based on recent trends, we currently expect to see overall acquisition in this area decline in 2007 versus 2006.

Second, we plan to continue working on developing new acquisition channels. While we are happy with the performance of our existing marketing channels, we are constantly looking to expand our portfolio of acquisition strategies that we employ. As a result, we will be testing several new channels throughout the year, focusing on identifying new channels that can bring in customers at a low cost per acquisition relative to the lifetime value of the customer. We use the phrase “lifetime value” to mean the total gross profits earned by customers for the duration that they are with our service. We are also focused on finding channels that allow us to increase the spend rate while maintaining reasonable per customer economics.

Third, we will continue our focus on optimizing our conversion rate from prospect to customer. The optimizations of our website and registration process pay dividends across all of our marketing programs. We added some new tools in the fourth quarter of 2006 to help us optimize these areas, and those tools have already shown some initial improvement to conversion rates. We plan to continue working on this area in 2007.

Fourth, we are going to focus on improving our overall customer experience. Over the past five years we have made dramatic strides in improving our product, and the majority of those improvements could be categorized as new features that broaden our product’s usefulness in more areas and in more ways. We believe that the new features added over the past few years have resulted in clear increased lifetime values for our customers acquired in 2006 versus those acquired a few years ago. During 2007 we plan to invest less in feature expansion and more on improving our overall product usability and overall customer experience. To accomplish this, we will focus on the initial experience a customer has with our product, and we will also explore building more usable interfaces for accessing the power of our product on an ongoing basis.

Fifth, we plan to launch and market a multi-user capability in our service. This new capability will allow multiple users to access a single account balance. The majority of our small business customers today have fewer than 10 employees, and the fact that we haven’t had this capability historically has limited our ability to successfully attract larger businesses. We also find that not having multi-user capability limits our ability to grow with our customers as we typically will lose a small business after they grow to a certain size. The largest technical hurdle to providing multi-user capability which held us back for several years was finally solved and the new technology was successfully launched in 2006. We are now finishing the customer interfaces for this multi user capability. Once we are able to launch the multi-user capability, we will market it both to our existing customer base as well as to new prospects. Additionally, we expect to charge more than our base pricing of $15.99 per month for a multi-user capable service so that may increase our overall customers lifetime value as well.

Sixth, we will continue increasing our efforts around the enterprise area. We feel that we were successful in attracting a good number of enterprise users to our service in 2006 at a low cost per acquisition relative to the lifetime value of the enterprise customers. Enterprise customers continued to be attracted to us versus using a postage meter based on our dramatically lower total cost of ownership and the great visibility into employee activity that isn’t available with a postage meter. We plan to increase our sales and marketing efforts throughout the year so long as the cost per acquisition continues to remain attractive relative to the projected lifetime value of the enterprise customers.

At a high level, we estimate that the ratio between lifetime value of a PhotoStamps customer and the cost per new customer acquisition is reasonably good, but it is not as good as we experience in our PC Postage business. A lower ratio between lifetime value and customer acquisition costs results in a business model that moves into profitability more slowly and that is what we have experienced so far. Our sales and marketing expenses directly related to PhotoStamps exceeded our gross profits in the fourth quarter of 2006 and for fiscal 2006 as a whole. Our 2007 strategy for our PhotoStamps business is to increase the ratio of lifetime value to cost per acquisition while continuing to grow our marketing budget at a reasonable rate. We plan to accomplish this in at least three major ways.

First in our 2007 PhotoStamps strategy, we plan to work on increasing the lifetime value of a PhotoStamps customer. We plan to test the pricing and business model of the PhotoStamps product and work to optimize it to achieve higher overall lifetime values. We also plan to intensify our efforts to increase repeat traffic and word of mouth referrals. Additionally, we plan to continue adding licensed products – like the products we added in 2006 of NFL®, collegiate, and NASCAR® images – as those types of products provide us with a great cross sell and re-marketing opportunities. We will also look at additional ways to monetize our PhotoStamps traffic more effectively.

Second, we will expand our customer acquisition programs while keeping our cost per acquisition low. We will continue to run our traditional PhotoStamps marketing programs while testing new programs. We will also continue to pursue partnerships like our existing partnerships with Apple, CafePress, Google (Picassa), Hewlett-Packard (Snapfish), Adobe and others. These partnerships provide a cost effective way to manage acquisition costs through a revenue share or bounty arrangement that aligns the interests of the partnership.

Third, we will continue to focus on growing our high volume business orders. During 2006 we developed a sales channel for high volume PhotoStamps business orders that took orders for approximately $1 million in fiscal 2006 revenue. However, we believe the lack of pre-sort discount rates continues to be a barrier to acceptance of the product to businesses. We are continuing to work on convincing the USPS that it makes sense to add pre-sort rates to our PhotoStamps capabilities. We expect to continue to increase our efforts in the business area of PhotoStamps in 2007, especially if the USPS authorizes some type of discounted rate.

Services and Products

We offer or have offered the following products and services to our customers:

•

PC Postage Service. Our U.S. Postal Service-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports USPS classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post®, Media Mail®, Bound Printed Matter, and international mail. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery (“COD”) and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the U.S. Postal Service’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 to $24.99 or more based on individual pricing and promotions.

Stamps.com offers its customers three primary ways to print PC Postage. First, our NetStamps® feature and Photo NetStamps® feature enables customers to print postage for any value and most classes of mail on NetStamps or Photo NetStamps labels. After they are printed, NetStamps and Photo NetStamps can be used just like regular stamps. Second, our shipping feature tab allows customers to print postage for packages on plain 8.5” x 11” paper or on special labels, and to add electronic Delivery or Signature Confirmation at discounted prices. Third, our mailing feature tab is typically used to print the postage and address directly on envelopes or on other types of mail or labels, in a single-step process that saves time and provides a professional look. Our PC Postage services also incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the U.S. In addition, our PC Postage services have been designed to integrate into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

•

PhotoStamps®. On May 17, 2006, we publicly launched our third market test of PhotoStamps, a patented form of postage that allows consumers to turn digital photos, designs or images into valid U.S. postage. With this product, people can now create customized U.S. postage using pictures of their children, pets, vacations, celebrations and more. PhotoStamps is used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via U.S. Mail in a few business days.

Since the beginning of the second market test on May 17, 2005, PhotoStamps has been prominently featured in the national media. For example, in its December 19, 2005 issue, BusinessWeek named PhotoStamps one of the best products of 2005. From May 2005 to December 2006, we shipped more than 1.5 million sheets, or more than 30 million individual PhotoStamps.

PhotoStamps is currently available under authorization of the USPS for its third phase market test, with an initial authorization for one year through May 16, 2007 and an option for the USPS to extend the test for a second year.

•

Mailing & Shipping Supplies Store. With the launch of NetStamps in July 2002, we began selling NetStamps labels directly to our customers via our Supplies Store (previously also referred to as our “Online Store”) which is available to our customers from within our PC Postage software. Our Supplies Store has since expanded to sell themed NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies.

In September 2006 we launched a brand new Mailing & Shipping Supplies Store within version 6.0 of the PC Postage client software. This new store features a totally overhauled and reorganized store catalog, same day shipping capabilities, strong messaging of our free or discounted shipping promotions, strong cross sell during checkout, SKU search capabilities, and new expedited and rush shipping options. We plan to continue to increase the breadth of products offered in our Supplies Store, in order to enhance our customer convenience.

•

Branded Insurance. We offer Stamps.com branded insurance to our users so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. We also offer official U.S. Postal Service insurance alongside our branded insurance product. Our insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman’s Fund.

Customer Value Proposition for our PC Postage Service

We believe that customers use our PC Postage service to save time and money. Our service saves customers time in at least three ways: (1) our service allows a customer to apply postage to letters or packages at home or at the office, avoiding the time that would ordinarily be spent in a trip to the post office; (2) our service has the ability to generate mass mailings quickly and easily, in a single step process; and (3) our service saves customers time because of its ability to integrate seamlessly with most small business productivity applications such as word processors, financial applications and address books.

Our service also saves customers money in at least five ways: (1) our service automatically cleanses all addresses so postage is not wasted on undeliverable-as-addressed mail; (2) our service helps customers avoid wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and distance to the destination; (3) our service provides the ability to track and control postage expenditures in a small office using cost codes built into our software; (4) customers using our service to ship packages with electronic Delivery or Signature Confirmation save approximately 50 cents per package versus comparable services at a retail USPS post office; and (5) our service fee of $15.99/month is up to 75% less than the total cost of an entry-level postage meter, where users typically pay monthly rental fees, maintenance fees, postage purchase surcharges, cleaning fees, and fees for proprietary ink cartridges.

Customers also cite several other additional benefits in using our service, including at least five additional items: (1) mail produced with our service is more professional looking than stamped mail and it helps a small business look more like a big business; (2) our service provides the ability to send U.S. Postal Service packages with Hidden Postage™, which hides the actual amount paid for postage (a useful feature for e-commerce companies that may not want the recipient to see actual shipping cost information); (3) our software can help a business reduce its customer support costs by automatically generating and sending package delivery status e-mails to its customers; (4) our software can be incorporated into an existing workflow process for a small business as it integrates into most popular address books and is tightly integrated with Microsoft® Office® 2003 and later versions; and (5) our service provides a complete record of all mail or packages sent so that a business can easily keep a complete record of all mail it has sent.

Marketing of PC Postage

Our PC Postage marketing has traditionally been targeted primarily at small businesses and home offices. We have marketed, and plan to continue marketing, our PC Postage service in several ways, including the following channels:

•

Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our PC Postage software. For example, these partnerships may provide a link to our website from a partner’s website, may provide a copy of our software along with a partner’s software product, may distribute our software at a retail location, or may bundle our software with a hardware device. An example of this type of relationship is our partnership with Microsoft where our software is available for download from the Office Update section of Microsoft’s website. Other examples include Peachtree® and EarthLink.

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

•

U.S. Postal Service Referrals. We work to utilize the nationwide U.S. Postal Service Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls. We also receive referrals directly from the U.S. Postal Service website at www.USPS.com.

Marketing of PhotoStamps

Our PhotoStamps marketing has traditionally been targeted primarily at consumers. Our marketing strategy includes the following types of programs: (1) traditional offline methods of consumer advertising; (2) online advertising including paid search, banner ads, permission-based emails, and other online advertising methods; (3) press-relations; (4) remarketing to our existing customers; and (5) partnerships. We plan to continue to pursue partnerships like our existing partnerships with Apple, CafePress, Google/Picassa, HP/Snapfish, Adobe and others, as they provide a cost effective way to manage acquisition costs through a revenue share or bounty arrangement that aligns the interests of the partnership.

Competition

The following is a summary of our current direct competitors in the PC Postage and Customized Postage categories.

Endicia.com Endicia.com is a small, private US company that launched a software-based PC Postage service commercially in 2000. The company also sometimes goes by the names Envelope Manager Software, or PSI Inc. Endicia offers a PC Postage solution that has traditionally been targeted at shipping-focused customers. During 2005 they also launched a feature like our NetStamps feature called InstaPostage. Also in May 2005, Endicia launched a custom postage offering under the brand name PictureItPostage.

In April 2006, Endicia announced a deal with Dymo, a company that offers PC-compatible professional label writers, to offer Endicia’s InstaPostage product through Dymo-branded professional label writers. Dymo and Endicia are offering the InstaPostage product, which they brand DymoStamps, without a monthly service fee. However, the customer must first purchase a high end Dymo labelwriter, which sells for $140 or more, before they can print DymoStamps. If a customer owns an older Dymo labelwriter, they must upgrade to a newer printer. Once the customer buys the printer, they then purchase the InstaPostage labels from Endicia at a cost of $20.49 for a roll of 200, or about 10.2 cents per label – so printing a single $0.39 stamp ends up costing almost $0.50. With the

DymoStamps service, we believe Endicia and Dymo are targeting lower end customers with a transaction model versus our subscription model which tends to attract larger volume small business mailing & shipping customers. Note also that the DymoStamps software does not print shipping labels or print directly on envelopes-the other two features our software supports.

Pitney Bowes, Inc. Pitney Bowes is the current market leader in the U.S. traditional postage meter business, with revenues of approximately $5.7 billion in fiscal 2006. Pitney Bowes launched a software-based PC Postage product called ClickStamp Online in April 2000. In the third quarter of 2004, Pitney Bowes appeared to discontinue marketing ClickStamp Online at the monthly fee of $4.99, and began marketing an entirely new PC Postage offering by the name of ShipStream for a monthly fee of $18.99. During 2004, Pitney Bowes also began offering an Internet-based service for printing a single label for use in shipping a package that does not require a monthly subscription fee, in partnership with eBay.

In July 2005, Pitney Bowes introduced a customized postage offering which it branded ZazzleStamps through a partnership with Zazzle.com, Inc., a small, private US company that specializes in custom products. In January 2007 Pitney Bowes also launched a product by the name of YourStamps in partnership with FujiFilm and in direct competition with Pitney’s current offering through its other partnership with Zazzle.

We compete with traditional postage meters, such as those offered by Pitney Bowes. We believe that customers choose the Stamps.com PC Postage service over traditional postage meters primarily to save money. We also believe that Stamps.com’s PC Postage service offers superior capabilities to postage meters in certain areas, such as the ability to integrate tightly with small business productivity applications, and the ability to easily monitor and track USPS packages.

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

We believe that customers choose Stamps.com’s PC Postage service over that of other PC Postage competitors because of our more complete and sophisticated overall service offering. For example, Stamps.com is the only PC Postage service that is tightly integrated into Microsoft Office for use with Office’s mailing capabilities such as mail merge or envelope printing. Based on U.S. Postal Service data and our own estimates, we believe that as of the end of 2006 approximately 85% of all PC Postage subscription customers were Stamps.com customers (excluding any customers paying for postage on a pure transaction-based, no-monthly-fee plan).

We believe that PhotoStamps is the category leader in the U.S. Postal Services’s customized postage program. Based on U.S. Postal Service data and on our own estimates, we believe that approximately 78% of all customized postage sold in the U.S. during 2006 was PhotoStamps. When compared to competitive offerings, we think PhotoStamps offers the best product and overall customer experience in the industry. PhotoStamps was also the first commercially available customized postage product and we believe it has the best brand recognition among all of the competitive products.

Industry Overview

Growth of Internet Commerce

Stamps.com’s PC Postage mailing and shipping service is currently targeted primarily to U.S. small offices, home offices and small businesses. The small office, home office and small business market represent a large and growing customer segment. According to reports from market research firm International Data Corporation (“IDC”), there were a combined 47 million small businesses and home offices in the United States in 2005. For 2005, IDC estimated that small businesses with less than 100 employees numbered 8.1 million of which 84% had fewer than 10 employees. In addition, income generating home offices numbered 14.7 million, and home offices used for corporate after-hours work or telecommuting numbered 24.3 million. In addition to small office, home office and small business customers, consumers and corporations are also currently customers of Stamps.com’s service.

US Mail Volume

According to the U.S. Postal Service Annual Report, the total postage market was approximately $73 billion in 2006, of which approximately $51 billion was represented by mail classes other than standard mail and periodicals. We believe that some portion of this $51 billion is a potential market for purchasing and printing postage using PC Postage.

The U.S. Postal Service processed over 213 billion pieces of mail during its fiscal year 2006. Based on the USPS 2005 Household Diary study, consumer-to-consumer mail volume is approximately 5.9 billion pieces per year, made up of the following segments: 2.2 billion holiday/season greeting cards; 1.4 billion other greeting cards; 1.2 billion letters to friends or relatives; 0.8 billion invitations; and 0.3 billion other. We also estimate that an additional 10.5 billion pieces per year are sent between businesses and consumers as business advertising mail, and an additional 8.6 billion pieces per year are sent from businesses to consumers as First Class correspondence mail. We believe that consumer-to-consumer and business-to-consumer-advertising mail are two potential markets for use of PhotoStamps.

Traditional Postage Industry and the Emergence of PC Postage

The U.S. Postal Service has experienced public demand for more convenient access to U.S. Postal Service products and services, and has faced strong competition from overnight delivery services and online transaction services. The U.S. Postal Service also has historically experienced lost revenue owing to fraud committed using traditional postal meters. In response to these challenges, in 1995 the U.S. Postal Service announced the Information Based Indicia (“IBI”) program, its first new form of postage since the approval of the postage meter in 1920. The information based indicia was a new type of U.S. Postal Service postage mark that contained an information rich two dimensional bar code. Each bar code is unique and contains technology that reduces the fraud risk to the U.S. Postal Service. The IBI Program is commonly referred to today as the PC Postage program.

The goals of the PC Postage program were to enhance user convenience with a new access channel for postage that was available 24 hours a day, seven days a week, while also enhancing the inherent security of the postage to reduce postage fraud. All PC Postage products, including any subsequent enhancements or additional implementation of an existing product, must complete U.S. Postal Service testing and evaluation to ensure operational reliability, financial integrity, and security, before becoming certified for commercial distribution. The IBI program also aims to produce mail that is processed in a more automated manner in order to reduce U.S. Postal Service costs.

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

The PC Postage Certification and Regulatory Approval Process

Our technology meets strict US government security standards. All US PC Postage products must complete extensive U.S. Postal Service testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution. Each additional implementation of a particular product or function requires additional evaluation and approval by the U.S. Postal Service prior to commercial distribution.

The U.S. Postal Service certification process for PC Postage is a standardized, ten-stage process. Each stage requires U.S. Postal Service review and authorization to proceed to the next stage of the certification process. The U.S. Postal Service has no published timeline or estimated time to complete each of the ten stages of the program. The most significant stage is the ninth stage, which requires a vendor to complete three phases of beta testing.

The entire approval process for Stamps.com took approximately two and one half years. In March 1997, we submitted our letter of intent to join the IBI program. From March 1997 through August 1998, we progressed through the first eight stages of the U.S. Postal Service certification process. On August 24, 1998, the U.S. Postal Service announced that we were approved for beta testing and our PC Postage service became the first software-only postage solution approved by the U.S. Postal Service for market testing. Between August 24, 1998 and August 9, 1999, we successfully completed the three-phase beta testing required by the U.S. Postal Service’s certification process. On August 9, 1999, we became the first software-only PC Postage solution approved for commercial release by the U.S. Postal Service.

Approval of follow-on technology also requires U.S. Postal Service approval. On July 17, 2002, we successfully launched NetStamps and became the first provider of this technology. Approval for NetStamps followed years of development efforts, including a six-month beta field test. On November 29, 2002, we launched our shipping label capability after significant development efforts. In 2003, we improved our shipping features by adding Hidden Postage™, Stamps.com package insurance, the ability to send shipment notification e-mails with a tracking link, the ability to print shipping labels for Express Mail® and Bound Printed Matter, and support for additional USPS services such as COD. Additionally, we enhanced the integration with Microsoft® Office System 2003.

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

In May 2005, we launched our second market test of PhotoStamps after receiving authorization from the USPS, and in May 2006 we launched our third market test of PhotoStamps. Between May 2005 and December 31, 2006, we shipped more than 1.5 million total sheets, or more than 30 million individual PhotoStamps to customers. The first year of the third market test will conclude on May 17, 2007 with an option for the USPS to extend the test for a second year. We are hopeful that the U.S. Postal Service will ultimately approve the continuation of the PhotoStamps offering. There are, however, many risks related to this offering.

On January 5, 2006, President Bush signed a new law which clarified a longstanding law around advertising on U.S. currency, known as 18 US Code Section 475. The new law amends Section 475 to clarify that the earlier law does not apply to products that are officially approved by the U.S. Postal Service. In compliance with the original law, the Postal Service restricted our ability to accept business advertising for usage on PhotoStamps during the second market test. This amendment cleared the way for the Postal Service to remove the restriction as it relates to PhotoStamps, upon the start of our third market test which began on May 17, 2006.

In September 2006, we launched Photo NetStamps on our new ecommerce platform. This new product brings the customization of PhotoStamps to our PC Postage customers through a combination with our existing NetStamps product.

Our Technology

Our servers are located in a high-security data center and operate with proprietary security software. These servers create the data used to generate information-based indicia. They also process postage purchases using secure technology that meets U.S. Postal Service security requirements. Our service currently uses a Windows-based client application, which supports a variety of label and envelope options and a wide range of printers. In addition, our application employs an internally-developed user authentication mechanism for additional security.

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

During 2006 our technology development effort was focused on building out and unifying our software platform for continued and future growth in all parts of our business. We built a single web presentation and e-commerce system for all Stamps.com products and services by moving our current homegrown technology onto commercial software.

During 2007, we plan to add the capability of letting multiple users access a single account balance in a single geographic location in our PC Postage solution. We also plan to continue to add on to our current enterprise reporting systems with enhanced features such as centralized administration and control. During 2007 and beyond, we also plan to implement a highly flexible billing system and then integrate that system with our new e-commerce platform.

Section 382 Update

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2006 we were approximately at 30% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our investors contact us prior to allowing their ownership interest to reach a five-percent level.

Employees

As of December 31, 2006, we had 165 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Recent Developments

On November 3, 2006 Stamps.com’s Board of Directors approved a one-year share repurchase program authorizing our Company to purchase up to $20 million of Stamps.com stock as market and business conditions warrant (the “November 2006 Program”). During the fourth quarter and in the first quarter of 2007 to date, our Company purchased approximately 0.8 million shares for a total amount of $12.0 million under the November 2006 Program.

On February 8, 2007, Stamps.com’s Board of Directors approved an additional share repurchase program authorizing our Company to purchase up to $20 million of Stamps.com stock as market and business conditions warrant (the “February 2007 Program”). The February 2007 Program will commence when the November 2006 Program is completed and will expire one year from its commencement date.

Share purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934. Our Company’s purchase of any of our shares is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. Purchases may be made in the open market, or in privately negotiated transactions from time to time at our Company’s discretion. The timing of purchases, if any, and the number of shares to be bought at any one time will depend on market conditions.

In February 2007, Stamps.com announced our plan to change our publicly available customer metrics starting with the fourth quarter 2006 earnings release and continuing forward into fiscal 2007. The new metrics will be based primarily on paid subscribers whereas our prior customer metrics were based primarily on registered subscribers. We believe that the new metrics will provide a simpler and clearer depiction of our business while also providing an improved means of comparing our metrics to those of other subscription-based Internet companies. A complete set of the old and new quarterly customer metrics is available currently at http://investor.stamps.com.

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

•

Our operating expenses;

•

U.S. Postal Service regulation and policies relating to PC Postage and PhotoStamps; and

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

We must minimize the rate of loss of existing customers while adding new customers. Customers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently. that the costs for service are too high, because they are going out of business, or other issues that are not satisfactorily resolved. We must continually add new customers both to replace customers who cancel and to continue to grow our business beyond our current customer base. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of customers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these customers with new customers.

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

Our customers pay for our services predominately using credit cards and debit cards and, to a lesser extent, by use of automated clearing house, (“ACH”). Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result in a change in our business practices which increase the fees on a cost-per-transaction basis. If these fees for accepting payment methods increase in future periods, it may adversely affect our results of operations.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 59 issued US patents, 86 pending US patent applications, 9 international patents and 19 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

System and online security failures could harm our business and operating results.

Our services depend on the efficient and uninterrupted operation of our computer and communications hardware systems. In addition, we must provide a high level of security for the transactions we execute. We rely on internally-developed and third-party technology to provide secure transmission of postage and other confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers. Furthermore, if we are unable to provide adequate security, the U.S. Postal Service could prohibit us from selling postage over the Internet.

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

Risks Related to Our Industry

U.S. Postal Service regulations or fee assessments may cause disruptions or discontinuance of our business.

We are subject to continued U.S. Postal Service scrutiny and other government regulations. The availability of our services is dependent upon our service continuing to meet U.S. Postal Service performance specifications and regulations. The U.S. Postal Service could change its certification requirements or specifications for PC Postage or revoke or suspend the approval of one or more of our services at any time. If at any time our service fails to meet U.S. Postal Service requirements, we may be prohibited from offering this service and our business would be severely and negatively impacted. In addition, the U.S. Postal Service could suspend or terminate our approval or offer services which compete against us, any of which could stop or negatively impact the commercial adoption of our service. Any changes in requirements or specifications for PC Postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our service.

The U.S. Postal Service could also decide that PC Postage should no longer be an approved postage service due to security concerns or other issues. Our business would suffer dramatically if we are unable to adapt our services to any new requirements or specifications or if the U.S. Postal Service were to discontinue PC Postage as an approved postage method. Alternatively, the U.S. Postal Service could introduce competitive programs or amend PC Postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the U.S. Postal Service itself. If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes who enter the online postage market, our revenues and operating results will suffer.

The U.S. Postal Service could decide to suspend or cancel the current market test of PhotoStamps, and may do so in the event that there is sufficient cause to believe that the market test presents unacceptable risk to U.S. Postal Service revenues, degrades the ability of the U.S. Postal Service to process or deliver mail produced by the test participants, exposes the U.S. Postal Service or its customers to legal liability, or causes public or political embarrassment or harm to the U.S. Postal Service in any way. If the U.S. Postal Service decides to suspend or cancel the market test of PhotoStamps, our revenues and operating results will likely suffer.

Additionally, the U.S. Postal Service could decide to amend, renegotiate or terminate our credit card cost sharing agreement, which is a key agreement that governs the allocation of credit card fees paid by the U.S. Postal Service and us for the postage purchased by our customers. If the U.S. Postal Service decides to amend, renegotiate or terminate our credit card cost sharing agreement, our revenues and operating results will likely suffer.

In addition, U.S. Postal Service regulations may require that our personnel with access to postal information or resources receive security clearance prior to doing relevant work. We may experience delays or disruptions if our personnel cannot receive necessary security clearances in a timely manner, if at all. The regulations may limit our ability to hire qualified personnel. For example, sensitive clearance may only be provided to US citizens or aliens who are specifically approved to work on U.S. Postal Service projects.

If we are unable to compete successfully, particularly against large, traditional providers of postage products such as Pitney Bowes, our revenues and operating results will suffer.

The PC Postage segment of the market for postage is relatively new and is competitive. At present, Pitney Bowes and Endicia.com are authorized PC Postage providers with commercially available software and Zazzle.com and FujiFilm offer a competitive product to PhotoStamps using Pitney Bowes technology. If any more providers become authorized, or if Pitney Bowes or Endicia.com provide enhanced offerings, our operations could be adversely impacted. We also compete with other forms of postage, including traditional postage meters provided by companies such as Pitney Bowes, postage stamps and permit mail.

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

We could face competitive pressures from new technologies or the expansion of existing technologies approved for use by the U.S. Postal Service. We may also face competition from a number of indirect competitors that specialize in electronic commerce and other companies with substantial customer bases in the computer and other technical fields. Additionally, companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, changes in postal regulations could adversely affect our service and significantly impact our competitive position. We may be unable to compete successfully against current and future competitors, and the competitive pressures we face could seriously harm our business.

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

We use options to acquire our common stock to attract, incentivize and retain our employees in a competitive marketplace. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, allowed companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Prior to our adoption of SFAS No. 123 (revised 2004), “Share Based Payment”, or Statement 123R, on January 1, 2006, we had elected to apply APB No. 25 and accordingly we generally did not recognize any expense with respect to employee options to acquire our common stock in periods ended on or prior to December 31, 2005 as long as such options were granted at exercise prices equal to the fair value of our common stock on the date of grant.

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

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2006 we were approximately at 30% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our investors contact us prior to allowing their ownership interest to reach a five-percent level.

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

The U.S. Postal Service may object to a change of control of our common stock.

The U.S. Postal Service may raise national security or similar concerns to prevent foreign persons from acquiring significant ownership of our common stock or of Stamps.com. The U.S. Postal Service also has regulations regarding the change of control of approved PC Postage providers. These concerns may prohibit or delay a merger or other takeover of our Company. Our competitors may also seek to have the U.S. Postal Service block the acquisition by a foreign person of our common stock or our Company in order to prevent the combined company from becoming a more effective competitor in the market for PC Postage.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in a 36,000 square foot facility in Los Angeles, California under a lease expiring in February 2010. We believe that our existing facility is suitable and adequate for our present purposes.

Item 3. Legal Proceedings

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. On August 23, 2006, the court granted our summary judgment motions on the trade secret and other non-patent claims. The court has scheduled a “Markman” hearing to construe the terms of the Kara Technology patents for May 31, 2007, and has scheduled a trial commencement date of July 31, 2007. We dispute Kara Technology’s claims and intend to defend the lawsuit vigorously.

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of 11 Stamps.com patents covering, among other things, Internet postage technology. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for declaratory judgment that all 11 patents are invalid, unenforceable and not infringed. We dispute the counterclaims and intend to prosecute the lawsuit vigorously.

In May and June 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in 11 purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our public offerings, and allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including interest, costs and expenses (including attorneys’ fees). Over 1,000 similar lawsuits have been brought against over 250 companies that issued stock to the public from 1998 until 2000, and their underwriters. All of these lawsuits have been consolidated for pretrial purposes before U.S. District Court Judge Shira Scheindlin.

In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice. In June 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us, which was further documented in a Stipulation and Agreement of Settlement filed with the court. The proposed settlement, which would not require Stamps.com to make any payments, was preliminarily approved by the court in February 2005 and was the subject of a fairness hearing in April 2006, but remains subject to final approval by the court.

We have placed our underwriters on notice of our rights to indemnification, pursuant to our agreements with the underwriters, but under the terms of the proposed settlement, we cannot assert these claims except as a defense to a claim against us by the underwriters. We have also provided notice to our directors’ and officers’ insurers who have agreed to fund the proposed settlement.

In October 2004, the court issued an order regarding class certification in certain related matters. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated that order, and determined that the related matters could not be certified as a class. Plaintiffs have filed a petition for rehearing of the appellate court decision. The appellate court’s decision renders uncertain whether our proposed settlement can be finally approved and consummated. If the proposed settlement does not receive final approval or is not consummated for any reason, we intend to defend the lawsuits vigorously because we believe that the claims against us and our officers and directors are without merit.

We are not currently involved in any other material legal proceedings, nor are we aware of any other material legal proceedings pending against us.

Item 4. Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II.

Item 5. Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq National Market under the symbol “STMP”. The following table sets forth the range of high and low closing sales prices reported on The Nasdaq National Market for our common stock for the following periods:

	High	Low

Fiscal 2005
First Quarter	$18.27	$12.36
Second Quarter	$22.54	$15.53
Third Quarter	$19.73	$15.99
Fourth Quarter	$23.98	$15.98
Fiscal 2006
First Quarter	$35.59	$22.70
Second Quarter	$38.81	$26.98
Third Quarter	$27.51	$18.05
Fourth Quarter	$20.02	$14.86

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 31, 2006 and (ii) February 28, 2007.

Closing Price

December 31, 2006	$15.75
February 28, 2007	$15.51

Stock Performance Graph

The information contained in this section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2001 to December 31, 2006 to the cumulative total return over such period of (i) Nasdaq US Index and (ii) The Philadelphia Thestreet.com Internet Sector Index, an equal-dollar-weighted index composed of 23 leading companies involved in Internet commerce, service and software. The graph assumes that $100 was invested on December 31, 2001 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31	Quarters Ending
		Dec 31	Dec 31	Dec 31	Dec 31	Dec 31
Company/Index	2001	2002	2003	2004	2005	2006

Stamps.com Inc.	100.00	$130.48	$173.26	$282.35	$409.27	$280.75
Nasdaq Market Index	100.00	$68.47	$102.72	$111.54	$113.07	$123.84
Philadelphia TheStreet.com Index	100.00	$44.40	$79.34	$107.97	$109.01	$128.12

Holders

As of February 28, 2007, there were approximately 1,206 stockholders of record and approximately 21,868,552 shares of our common stock issued and outstanding.

Dividend Policy

Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. The Board of Directors does not presently contemplate the payment of any dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Executive Compensation and Related Information,” appearing in the Proxy Statement, is hereby incorporated by reference. For additional information on our stock incentive plans and activity, see Note 10 of Notes to Financial Statements, included in Part IV, Item 15 of this Report.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during the fiscal year ended December 31, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

July 1, 2006 – July 31, 2006	244,600	$19.77	244,600	$15,164,000
August 1, 2006 – August 31, 2006	28,900	$18.96	28,900	$14,616,000
September 1, 2006 – September 30, 2006	124,589	$18.46	124,589	$12,316,000
October 1, 2006 – October 31, 2006	625,199	$16.09	625,199	$2,257,000
November 1, 2006 – November 30, 2006	517,787	$15.95	517,787	$13,998,000
December 1, 2006 – December 31, 2006	46,654	$14.85	46,654	$13,305,000

Item 6. Selected Financial Data

The following data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, including the notes thereto, included elsewhere in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$84,586	$61,911	$38,112	$21,200	$16,329
Cost and expenses:
Cost of sales	24,797	17,434	13,307	8,264	5,328
Research and development	8,817	6,596	6,221	4,820	4,790
Sales and marketing	27,793	19,804	12,586	6,298	2,509
General and administrative	11,649	9,633	12,985	14,459	15,467
Income (loss) from operations	11,530	8,444	(6,987)	(12,641)	(11,765)
Other income, net	5,096	2,231	2,254	3,314	4,918
Provision for income taxes	164	246	—	—	—
Net income (loss)	$16,462	$10,429	$(4,733)	$(9,327)	$(6,847)
Basic net income (loss) per share	$0.71	$0.46	$(0.21)	$(0.42)	$(0.28)
Diluted net income (loss) per share	$0.69	$0.44	$(0.21)	$(0.42)	$(0.28)
Weighted average shares outstanding used in basic per-share calculation	23,233	22,738	22,361	22,056	24,645
Weighted average shares outstanding used in diluted per-share calculation	24,032	23,744	22,361	22,056	24,645
Cash dividends declared per common share	$0.00	$0.00	$3.50	$0.00	$0.00

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and investments	$106,074	$103,979	$87,207	$162,774	$172,714
Working capital	27,724	36,295	26,911	74,553	99,410
Total assets	121,550	118,454	100,428	178,264	188,951
Total stockholders’ equity	110,535	109,940	94,887	174,485	186,336

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, and using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Throughout this document and in general when we refer to the PC Postage business, we mean excluding the PhotoStamps business.

Stamps.com Inc. (the “Company” or “Stamps.com”) was founded in September 1996 to investigate the feasibility of entering into the U.S. Postal Service’s Information-Based Indicia Program and to initiate the certification process for our PC Postage service. In January 1998, we were incorporated in Delaware as StampMaster, Inc. and we changed our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999. Our common stock is listed on the Nasdaq stock market under the symbol “STMP.”

Our principal executive offices are located at 12959 Coral Tree Place, Los Angeles, California, 90066, and our telephone number is (310) 482-5800.

PC Postage Service

Our U.S. Postal Service-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports USPS classes including First-Class Mail ®, Priority Mail ®, Express Mail ®, Parcel Post™, Media Mail™, Bound Printed Matter, and international mail. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery (“COD”) and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the U.S. Postal Service’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 to $24.99 or more based on individual pricing and promotions.

Stamps.com offers its customers three primary ways to print PC Postage. First, our NetStamps® feature and Photo NetStamps® feature enables customers to print postage for any value and most classes of mail on NetStamps or Photo NetStamps labels. After they are printed, NetStamps and Photo NetStamps can be used just like regular stamps. Second, our shipping feature tab allows customers to print postage for packages on plain 8.5” x 11” paper or on special labels, and to add electronic Delivery or Signature Confirmation at discounted prices. Third, our mailing feature tab is typically used to print the postage and address directly on envelopes or on other types of mail or labels, in a single-step process that saves time and provides a professional look. Our PC Postage services also incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the U.S. In addition, our PC Postage services have been designed to integrate into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

PhotoStamps®.

On May 17, 2006, we publicly launched our third market test of PhotoStamps, a patented form of postage that allows consumers to turn digital photos, designs or images into valid U.S. postage. With this product, people can now create customized U.S. postage using pictures of their children, pets, vacations, celebrations and more. PhotoStamps is used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days.

Since the beginning of the second market test on May 17, 2005, PhotoStamps has been prominently featured in the national media. For example, in its December 19, 2005 issue, BusinessWeek named PhotoStamps one of the best products of 2005. From the May 2005 to December 2006, we shipped more than 1.5 million sheets, or more than 30 million individual PhotoStamps.

PhotoStamps is currently available under authorization of the USPS for its third phase market test, with an initial authorization for one year through May 16, 2007 and an option for the USPS to extend the test for a second year.

Mailing & Shipping Supplies Store

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

In September 2006 we launched a brand new Mailing & Shipping Supplies Store within version 6.0 of the PC Postage client software. This new store features a totally overhauled and reorganized store catalog, same day shipping capabilities, strong messaging of our free or discounted shipping promotions, strong cross sell during checkout, SKU search capabilities, and new expedited and rush shipping options. We plan to continue to increase the breadth of products offered in our Supplies Store, in order to enhance our customer convenience.

Branded Insurance

We offer Stamps.com branded insurance to our users so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. We also offer official U.S. Postal Service insurance alongside our branded insurance product. Our insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman’s Fund.

Recent Developments

On November 3, 2006 Stamps.com’s Board of Directors approved a one-year share repurchase program authorizing our Company to purchase up to $20 million of Stamps.com stock as market and business conditions warrant (the “November 2006 Program”). During the fourth quarter of 2006 and in the first quarter of 2007 to date, our Company purchased approximately 0.8 million shares for a total amount of $12.0 million under the November 2006 Program.

On February 8, 2007, Stamps.com’s Board of Directors approved an additional share repurchase program authorizing our Company to purchase up to $20 million of Stamps.com stock as market and business conditions warrant (the “February 2007 Program”). The February 2007 Program will commence when the November 2006 Program is completed and will expire one year from its commencement date.

Share purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the United States Securities and Exchange Commission. Our Company’s purchase of any of our shares is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. Purchases may be made in the open market, or in privately negotiated transactions from time to time at our Company’s discretion. The timing of purchases, if any, and the number of shares to be bought at any one time will depend on market conditions.

In February 2007, Stamps.com announced that we plan to change our publicly available customer metrics starting with the fourth quarter 2006 earnings release and continuing forward into fiscal 2007. The new metrics will be based primarily on paid subscribers whereas the prior Company customer metrics were based primarily on registered subscribers. We believe that the new metrics will provide a simpler and clearer depiction of our Company’s business while also providing an improved means of comparing our Company’s metrics to those of other subscription-based Internet companies. A complete set of the old and new quarterly customer metrics is available currently at http://investor.stamps.com.

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

Customers who purchase postage for use through our NetStamps, shipping label or mailing features, pay face value, and the funds are transferred directly from the customers to the U.S. Postal Service. No revenue is recognized for this postage as it is purchased by our customers directly from the U.S. Postal Service.

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

Contingencies and Litigation. We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates.

Promotional Expense. New core service customers are generally offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense which is included in cost of service is incurred as customers qualify and thereby may not correlate directly with changes in revenue as the revenue associated with the acquired customer is earned over the customer’s lifetime.

Results of Operations

Years Ended December 31, 2006 and 2005

During 2006, we experienced continued revenue growth in our core PC postage business, PhotoStamps and Supplies Store, with total revenue reaching approximately $85 million. We continued to see positive trends on usage of our core service during the year as a result of the improvements we made to our PC postage software features. Total postage printed using our service during fiscal year 2006 was up 21% to approximately $229 million as compared to approximately $189 million during fiscal year 2005. We continued to attract a significant number of new customers from online advertising and direct mail, our primary marketing channels. As a result, we increased the total number of successfully billed customers during the first, second, third and fourth quarters of 2006 totaling approximately 324,000, 327,000, 311,000 and 319,000, respectively, as compared to 291,000, 300,000, 293,000, and 299,000 for the comparable quarters in 2005.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Twelve Months Ended December 31,
	2006	2005
Total Revenues
Service	64%	69%
Photostamps	22%	14%
Product	10%	12%
Other	4%	5%
Total revenues	100%	100%
Cost of revenues
Service	12%	15%
Photostamps	14%	9%
Product	2%	3%
Other	1%	1%
Total cost of revenues	29%	28%
Gross profit	71%	72%
Operating expenses:
Sales and marketing	33%	32%
Research and development	10%	11%
General and administrative	14%	16%
Total operating expenses	57%	59%
Income from operations	14%	13%
Other income, net	6%	4%
Income before income taxes	20%	17%
Provision for income taxes	—	—

Net income	20%	17%

Revenue. Revenue is derived primarily from four sources: (1) service fees charged to customers for use of our PC Postage service; (2) PhotoStamps revenue from the sale of PhotoStamps; (3) product sales consisting of Supplies Store revenue from the direct sale of consumables and supplies; and (4) other revenue consisting of advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our branded insurance offering, and licensing revenue. Revenue increased from approximately $61.9 million in fiscal 2005 to approximately $84.5 million in fiscal 2006, an increase of 37%.

Service fee revenue increased from $42.4 million in fiscal 2005 to $53.8 million in fiscal 2006, an increase of 27%. The increase in service fee revenue is primarily due to the increase in our successfully billed customers as a result of the growth in our customer base, plus the migration of our existing customers from our Simple Plan price point of $4.49 per month to the Power/Pro Plan at $15.99 per month and the Premier Plan at higher price points, resulting in higher service fee revenue per customer. Average monthly service fee revenue per paid customer increased approximately 17% from $11.9 during the fiscal 2005 to $14.0 during fiscal 2006. As a percentage of total revenue, service fee revenue decreased five percentage points to 64% in fiscal 2006 as compared to 69% in fiscal 2005. The decrease in service fee revenue as a percentage of total revenue is attributable to the increase in revenue from our PhotoStamps product. As a percentage of revenue, service fee revenue may decline over future periods as we continue to sell a greater volume of PhotoStamps.

PhotoStamps revenue increased from $8.9 million in fiscal 2005 to $18.8 million in fiscal 2006, an increase of 111%. As a percentage of total revenue, PhotoStamps revenue increased eight percentage points to 22% in fiscal 2006 as compared to 14% in fiscal 2005. The increase, both on an absolute basis and as a percentage of total revenue is primarily due to the increase in PhotoStamps sheet shipped as a result of our marketing efforts. Total PhotoStamps sheets shipped during fiscal 2006 was approximately 1.0 million as compared to 0.5 million in fiscal 2005. The increase is also partially attributable to the fact that we did not have PhotoStamps revenue in the first quarter of 2005 as the second market test had not yet been launched. We expect PhotoStamps revenue to grow both on an absolute basis and as a percentage of total revenue in future periods as we continue to increase our level of marketing activity.

Product revenue increased from $7.4 million in fiscal 2005 to $8.7 million in fiscal 2006, an increase of 18%. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of the growth in the size of our customer base and our continued effort to market these offerings to our existing and new customers. Additionally, in September 2006 we launched a brand new Mailing & Shipping Supplies Store within version 6.0 of the PC Postage client software. This new store features a totally overhauled and reorganized store catalog, same day shipping capabilities, strong messaging of our free or discounted shipping promotions, strong cross sell during checkout, SKU search capabilities, and new expedited and rush shipping options. As a percentage of total revenue, product revenue decreased two percentage points to 10% in fiscal 2006 as compared to 12% in fiscal 2005. This decrease is primarily due to the increase in PhotoStamps revenue. We expect product revenue to continue to increase on an absolute basis as we plan to continue to increase the breadth of products offered in our Supplies Store, in order to enhance our customer convenience. Other revenue was approximately $3.3 million in fiscal 2005 and 2006, respectively. As a percentage of total revenue, other revenue decreased one percentage point to 4% in fiscal 2006 as compared to 5% in fiscal 2005. Included in other revenue is our branded insurance program which was approximately $1.4 million in fiscal 2005 and 2006, respectively, or approximately 2.3% and 1.7%, respectively.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased from $17 million in fiscal 2005 to $25 million in fiscal 2006, an increase of 42%. As a percentage of total revenue, cost of revenue increased one percentage point to 29% in fiscal 2006 as compared to 28% in fiscal 2005.

Cost of service revenue increased from $9.2 million in fiscal 2005 to $9.9 million in fiscal 2006, an increase of 8%. The increase is mainly attributable to the increase in the cost of customer service. Additionally, included in cost of service revenue for fiscal 2006 was approximately $273,000 of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge in fiscal 2005. As a percentage of total revenue, cost of service revenue decreased three percentage points to 12% in fiscal 2006 as compared to 15% in fiscal 2005. The decrease in cost of service revenue as a percentage of total revenue is primarily due to the increase in PhotoStamps revenue which has a lower gross margin than service revenue.

Included in cost of service revenue are promotional expenses. This includes free postage and a free digital scale offered to new customers, and was approximately $2.2 million in fiscal 2006 and 2005. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion. However, the revenue associated with the acquired customer is earned over the customer’s lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period.

Cost of PhotoStamps revenue increased from $5.5 million in fiscal 2005 to $11.6 million in fiscal 2006, an increase of 112%. As a percentage of total revenue, cost of PhotoStamps increased five percentage points to 14% in fiscal 2006 as compared to 9% in fiscal 2005. The increase, both on an absolute basis and as a percentage of total revenue is primarily due to the increase in PhotoStamps sheets shipped as a result of our marketing efforts. Additionally, the gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of U.S. Postal Service postage as part of our cost of PhotoStamps revenue. As a result, future increases in PhotoStamps sales would further increase the overall cost of Photostamps revenue as a percentage of total revenue. Additionally, we had no PhotoStamps revenue during the first quarter of 2005 as the second market test was not launched until May 2005. We expect cost of PhotoStamps revenue to grow both on an absolute basis and as a percentage of total revenue in future periods.

Cost of product revenue increased from $2.2 million in fiscal 2005 to $2.7 million in fiscal 2006, an increase of 21%. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of our continued effort to market these offerings to our existing and new customers. As a percentage of total revenue, cost of product revenue decreased one percentage point to 2% in fiscal 2006 as compared to 3% in fiscal 2005. The decrease in cost of product revenue as a percentage of total revenue is primarily due to the increase in PhotoStamps revenue. We expect the cost of product sales to continue to increase in future periods which is consistent with the aforementioned expectation that product sales will also increase in future periods.

Cost of other revenue increased from $535,000 in fiscal 2005 to $607,000 in fiscal 2006, an increase of 13%. The increase is primarily due to the increase in insurance premium cost of sale. As a percentage of total revenue, cost of other revenue was one percent during the fiscal 2006 and 2005.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased from $19.8 million in fiscal 2005 to $27.8 million in fiscal 2006, an increase of 40%. The increase in sales and marketing expense is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our core business and for PhotoStamps. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising. Additionally, included in sales and marketing expense for fiscal 2006 was approximately $336,000 of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge in fiscal 2005. As a percentage of total revenue, sales and marketing expense increased one percentage point to 33% in fiscal 2006 as compared to 32% in fiscal 2005. We currently expect sales and marketing expenses to increase significantly in fiscal 2007 as compared to fiscal 2006 as we plan to increase our marketing activity in order to increase customer acquisition.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased from $6.6 million in fiscal 2005 to $8.8 million in fiscal 2006, an increase of 34%. This increase is primarily due to the increase in salary, software maintenance, and depreciation expense. Additionally, included in research and development expense for fiscal 2006 was approximately $799,000 of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge in fiscal 2005. As a percentage of total revenue, research and development expense decreased one percentage point to 10% in fiscal 2006 as compared to 11% in fiscal 2005. We currently expect research and development expenses to increase in fiscal 2007 as compared to fiscal 2006 as we plan to hire additional employees in this area.

General and Administrative. General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased from $9.6 million in fiscal 2005 to $11.6 million in fiscal 2006, an increase of 21%. The increase in general and administrative expense is primarily due to the increase in salary expense and insurance expense. Additionally, included in general and administrative for fiscal 2006 was approximately $1.2 million of stock-based employee compensation expense related to our adoption of the new accounting pronouncement effective on January 1, 2006. We did not incur a similar charge in fiscal 2005. As a percentage of total revenue, general and administrative expense decreased two percentage points to 14% in fiscal 2006 as compared to 16% in fiscal 2005. We currently expect general and administrative expenses to increase in fiscal 2007 as compared to fiscal 2006 as we expect an increase in legal activity and spending as a result of increased activity in existing litigation.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net increased from $2.2 million in fiscal 2005 to $5.1 million in fiscal 2006, an increase of 128%. As a percentage of total revenue, other income, net increased two percentage points to 6% in fiscal 2006 as compared to 4% in fiscal 2005. The increase, both on an absolute basis and as a percentage of total revenue is due to the increase in interest rates and invested balance as we maintain our profitability.

Years Ended December 31, 2005 and 2004

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Twelve Months Ended December 31,
	2005	2004
Total Revenues
Service	69%	73%
Photostamps	14%	6%
Product	12%	15%
Other	5%	6%
Total revenues	100%	100%
Cost of revenues
Service	15%	25%
Photostamps	9%	4%
Product	3%	4%
Other	1%	2%
Total cost of revenues	28%	35%
Gross profit	72%	65%
Operating expenses:
Sales and marketing	32%	33%
Research and development	11%	16%
General and administrative	16%	34%
Total operating expenses	59%	83%
Income (loss) from operations	13%	(18)%
Other income, net	4%	6%
Income (loss) before income taxes	17%	(12)%
Provision for income taxes	—	—

Net income (loss)	17%	(12)%

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

Service fee revenue increased from $27.9 million in fiscal 2004 to $42.4 million in fiscal 2005, an increase of 52%. The increase in service fee revenue was primarily due to the growth of our customer base and the migration of our existing customers from our Simple Plan price point of $4.49 per month to the Power/Pro Plan at $15.99 per month and the Premier Plan at higher price points, resulting in higher service fee revenue per customer. As of December 31, 2005, Power/Pro Plan or Premier Plan customers accounted for 94% of total registered customers as compared to 51% as of December 31, 2004. We successfully billed approximately 291,000, 300,000, 293,000 and 299,000 unique customers during the first, second, third and fourth quarters of 2005, respectively, as compared to approximately 249,000, 258,000, 264,000 and 286,000 unique customers during the first, second, third and fourth quarters of 2004, respectively. Average monthly service fee revenue per paid customer increased approximately 35% from $8.8 during fiscal 2004 to $11.9 during fiscal 2005. As a percentage of total revenue, service fee revenue decreased four percentage points from 73% in fiscal 2004 to 69% in fiscal 2005. The decrease in service fee revenue as a percentage of total revenue is attributable to the increase in revenue from our PhotoStamps product.

PhotoStamps revenue increased from $2.3 million in fiscal 2004 to $8.9 million in fiscal 2005, an increase of 283%. As a percentage of total revenue, PhotoStamps revenue increased eight percentage points from 6% in fiscal 2004 to 14% in fiscal 2005. The PhotoStamps revenue increase, both on an absolute basis and as a percentage of total revenue was primarily due to the increase in customer orders as a result of our marketing efforts from seasonal demand during the holiday period and due to the limited sales period of PhotoStamps in 2004.

Product revenue increased from $5.5 million in fiscal 2004 to $7.4 million in fiscal 2005, an increase of 33%. The increase was primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of the growth in the size of our customer base and our continued effort to market these offerings to our existing and new customers. As a percentage of total revenue, product revenue decreased three percentage points to 12% in fiscal 2005 as compared to 15% in fiscal 2004. This decrease was primarily due to the increase in PhotoStamps revenue.

Other revenue increased from $2.3 million in fiscal 2004 to $3.3 million 2005, an increase of 41%. This was primarily due to the increase in licensing revenue. We had four quarters of licensing revenue in fiscal 2005 as compared to two quarters in fiscal 2004. As a percentage of total revenue, other revenue decreased one percentage point to 5% in fiscal 2005 as compared to 6% in fiscal 2004. Included in other revenue was our branded insurance program which was approximately $1.2 million and $1.4 million in fiscal 2004 and 2005, respectively, or approximately 3% and 2%, respectively.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased from $13.3 million in fiscal 2004 to $17.4 million in fiscal 2005, an increase of 31%. As a percentage of total revenue, cost of revenue decreased seven percentage points from 35% in fiscal 2004 to 28% in fiscal 2005. This decrease primarily related to the promotional expense decline as a percentage of revenue. Promotional costs were primarily incurred as customers were acquired and thereby may not correlate with changes in revenue.

Cost of service revenue decreased from $9.5 million in fiscal 2004 to $9.2 million in fiscal 2005, a decrease of four percent. As a percentage of total revenue, cost of service revenue decreased ten percentage points from 25% in fiscal 2004 to 15% in fiscal 2005. The decrease in total cost of service was a result of a decrease in promotional expense, offset by an increase in cost of sales owing to an increase in credit card processing fees and an increase in customer support costs.

The decrease in promotional expense was attributable to the decrease in the redemption rate of our promotional offerings as well as a reduced carrying cost of promotional items. Promotional expenses were primarily incurred as customers were acquired and thereby may not correlate directly with changes in revenue. Promotional expense includes free postage and a free digital scale offered to new customers, and was approximately $2.2 million and $3.6 million in fiscal 2005 and 2004, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer is acquired. However, the revenue associated with the acquired customer is earned over the customer’s lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period.

The increase in credit card processing fees was a result of higher total revenue levels. The increase in customer support costs was a result of growth in the customer support workforce needed to support more customers. In addition, during the first quarter of fiscal 2004, we incurred a charge of approximately $185,000 relating to cash and stock distributed to customer service employees as compensation for a loss in value of employee stock options as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in 2005.

Cost of PhotoStamps revenue increased from $1.5 million in fiscal 2004 to $5.5 million in fiscal 2005, an increase of 270%. As a percentage of total revenue, cost of PhotoStamps revenue increased five percentage points from 4% in fiscal 2004 to 9% in fiscal 2005. The cost of PhotoStamps revenue increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in customer orders as a result of our marketing efforts, and from seasonal strength from holiday demands. Cost of PhotoStamps revenue includes the face value of the postage, credit card processing fees, customer support costs, and cost associated with the printing and fulfillment of the product.

Cost of product revenue increased from $1.7 million in fiscal 2004 to $2.2 million in fiscal 2005, an increase of 30%. The increase was primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of our continued effort to market these offerings to our existing and new customers. As a percentage of total revenue, cost of product revenue was four percentage points in fiscal 2004 and 2005, respectively.

Cost of other revenue decreased from $578,000 in fiscal 2004 to $535,000 in fiscal 2005, a decrease of 7%. The decrease was primarily due to a purchase of equipment in fiscal 2004 for the procurement of other revenue. We did not incur any such purchase in fiscal 2005. As a percentage of total revenue, cost of other revenue decreased one percentage point to 1% in fiscal 2005 as compared to 2% in fiscal 2004.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased from $12.6 million in fiscal 2004 to $19.8 million in fiscal 2005, an increase of 57%. As a percentage of total revenue, sales and marketing expense was 33% and 32% in fiscal 2004 and 2005, respectively. The increase in sales and marketing expense was primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our core business and for PhotoStamps. During the first quarter of fiscal 2004, we incurred a charge of approximately $328,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by sales and marketing personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in 2005.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services and expenditures for consulting services and third party software. Research and development expense increased from $6.2 million in fiscal 2004 to $6.6 million in fiscal 2005, an increase of six percent. This increase was primarily due to an increase in salary, software maintenance, and depreciation expense. During the first quarter of fiscal 2004, we incurred a charge of approximately $900,000 relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by research and development personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004. We did not incur a similar charge in 2005. As a percentage of total revenue, research and development expense decreased five percentage points from 16% in fiscal 2004 to 11% in fiscal 2005 due to the growth in revenues.

General and Administrative. General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense decreased from $13.0 million in fiscal 2004 to $9.6 million in fiscal 2005, a decrease of 26%. As a percentage of total revenue, general and administrative expenses decreased 18 percentage points from 34% in fiscal 2004 to 16% in fiscal 2005. The decrease in general and administrative expense both on an absolute basis and as a percentage of total revenue was primarily due to the decrease in legal expense related to a one-time expense of $1.4 million associated with the settlement of an eBay litigation in July 2004. In addition, during the first quarter of fiscal 2004, we incurred a charge of approximately $1.6 million relating to cash and stock distributed to employees to compensate them for the loss in value of employee stock options held by general and administrative personnel as a result of our return of capital cash dividend of $1.75 per share in February 2004.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments and income relating to a legal settlement in the amount of $64,000 in 2005. Other income, net decreased from $2.3 million in fiscal 2004 to $2.2 million in fiscal 2005, a decrease of 6%. As a percentage of total revenue, other income, net decreased two percentage points from 6% in fiscal 2004 to 4% in fiscal 2005. The decrease, both on an absolute basis and as a percentage of total revenue, was mainly attributable to the recognition of legal settlement income of $1.4 million related to the eBay litigation, offset by a loss of $987,000 recognized for the disposal of assets in fiscal 2004 associated with the relocation of our corporate headquarters. In addition, income from investments increased by $287,000 in fiscal 2005 as compared to fiscal 2004.

Liquidity and Capital Resources

As of December 31, 2006 and 2005, we had approximately $106 million and $104 million in cash, restricted cash and short-term and long-term investments, respectively. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2010.

The following table is a schedule of our significant contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at December 31, 2006 (in thousands):

Operating
Years ended:
2007	694
2008	751
2009	794
2010	134
2011	—
Thereafter	—
$2,373

During fiscal year 2006, we repurchased approximately 1.6 million shares of common stock for approximately $26.7 million. We will consider repurchasing stock throughout our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess.

Net cash provided by operating activities was $22.4 million and $15.0 million for the years ended December 31, 2006 and 2005, respectively. The increase in net cash provided by operating activities resulted primarily from the increase in revenues.

Net cash used in investing activities was $12.9 million and $9.9 million for the years ended December 31, 2006 and 2005, respectively. The increase in net cash used in investing activities is primarily due to the purchase of additional investments as we continued to increase operating cash flow in fiscal 2006.

Net cash used in financing activities was $18.5 million for the year ended December 31, 2006. Net cash provided by financing activities was $4.5 million for the year ended December 31, 2005. The increase in net cash used in financing activities resulted primarily from the repurchase of our Company’s common stock.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for the foreseeable future.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We were required to adopt FIN 48 effective as of January 1, 2007. We are currently evaluating the effect FIN 48 will have on our financial statements. We do not expect the impact will be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of Statement 157 on our financial statements. We do not expect the impact will be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 328 days at December 31, 2006. Our cash equivalents and investments, net of restricted cash, approximated $105 million and had a related weighted average interest rate of approximately 5.3%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8. Financial Statements and Supplementary Data.

Our financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this Report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the company’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to material affect, the company’s internal control over financial reporting.

Changes In Internal Controls.

During the fiscal quarter ended December 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Item 9B. Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Stamps.com Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Stamps.com Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stamps.com Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Stamps.com Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stamps.com Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Stamps.com Inc. and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 14, 2007

PART III.

Item 10. Directors and Executive Officers of the Registrant.

We incorporate by reference the information under the caption “Proposal One: Election of Directors”, appearing in our proxy statement for our 2007 annual meeting of stockholders.

We incorporate by reference the information under the caption “Management”, appearing in our proxy statement for our 2007 annual meeting of stockholders.

We incorporate by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, appearing in our proxy statement for our 2007 annual meeting of stockholders.

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

Item 11. Executive Compensation.

We incorporate by reference the information under the caption “Executive Compensation and Related Information”, appearing in our proxy statement for our 2007 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information under the caption “Beneficial Ownership of Securities”, appearing in our proxy statement for our 2007 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information under the heading “Certain Relationships and Related Transactions”, appearing in our proxy statement for our 2007 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

We incorporate by reference the information under the heading “Principal Accounting Fees and Services”, appearing in our proxy statement for our 2007 annual meeting of stockholders.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements. The following financial statements of Stamps.com are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

STAMPS.COM FINANCIAL STATEMENTS

2. Financial Statement Schedules. All financial statement schedules of Stamps.com have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

3. Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Bylaws of the Company.(1)
4.1	Specimen common stock certificate.(1)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(1)
10.4	1999 Stock Incentive Plan.(1)
10.5	1999 Employee Stock Purchase Plan.(1)
10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1)
10.7	Lease Agreement, dated August 27, 1998, between the Company and Spieker Properties, L.P. and Amendment No. One, dated January 8, 1999.(1)
10.8	Master Lease Agreement between the Company and FirstCorp, dated June 5, 1998.(1)
10.9	Lease, dated April 12, 1999, between the Company and Spieker Properties, L.P.(1)
10.10+	Distributor Agreement, dated January 15, 1999, between the Company and Office Depot, Inc.(1)
10.11+	Distributor Agreement, dated March 11, 1999, between the Company and Dymo-Costar Corporation.(1)
10.12	License Agreement, dated May 13, 1999, between the Company and Mohan Ananda.(1)
10.13	Lease Agreement dated as of May 7, 2000 between Sterling Realty Organization Co. and iShip.com, Inc.(5)
10.14	Amended and Restated Loan Repayment Agreement dated as of August 10, 2000 by and among the Company, Salomon Smith Barney Inc. and John M. Payne.(6)
10.15	Revolving Note Secured by Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(6)
10.16	Stock Pledge Agreement dated as of April 12, 2000 between the Company and John M. Payne.(6)
10.17	Separation Letter Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)

Exhibit Number	Description

10.18	Consulting Services Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)
10.19	Confidential Information and Invention Assignment Agreement dated as of December 20, 2000 by and between the Company and John M. Payne.(7)
10.20	Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(7)
10.21	Note Secured by Security Agreement dated as of November 30, 2000 by and between the Company and John M. Payne.(7)
10.22	Amendment dated February 13, 2001 to the December 20, 2000 Separation Letter Agreement by and between the Company and John M. Payne.*
10.23+	Asset Purchase Agreement dated April 27, 2001 by and between the Company and E-Stamp Corporation.(9)
10.24+	Amendment to the Online Store Outsourcing Agreement dated January 31, 2002 by and between the Company and Office Depot, Inc.(10)
10.25+	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (11)
10.26++	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc. (12)
21.1	Subsidiaries of the Company.(3)
23.1	Consent of Ernst & Young LLP.(13)
24.1	Power of Attorney by G. Bradford Jones.(13)
24.2	Power of Attorney by Mohan Ananda.(13)
24.3	Power of Attorney by Lloyd I. Miller.(13)
24.4	Power of Attorney by Kevin Douglas.(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)
32.2	Certification of Chief Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)
99.1	Form of Notice of Grant of Stock Option.(3)
99.2	Form of Stock Option Agreement.(3)
99.3	Form of Addendum to Stock Option Agreement — Involuntary Termination Following Corporate Transaction/Change in Control.(3)
99.4	Form of Addendum to Stock Option Agreement-Limited Stock Appreciation Right.(3)
99.5	Form of Stock Issuance Agreement.(3)
99.6	Form of Addendum to Stock Issuance Agreement-Involuntary Termination Following Corporate Transaction/Change in Control.(3)
99.7	Form Automatic Stock Option Agreement.(3)
99.8	Form Notice of Grant of Non-Employee Director-Automatic Stock Option (Initial).(3)
99.9	Form Notice of Grant of Non-Employee Director-Automatic Stock Option (Annual).(3)
99.10	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(3)
99.11	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(3)
99.12	iShip.com, Inc. Amended and Restated 1997 Stock Plan.(4)
99.13	Form of Option Assumption Agreement (iShip.com, Inc. Option Shares).(4)
99.14++	Mutual General Release, dated March 7, 2001, by and between the Company and DraftWorldwide, Inc., and Joint Stipulation of Dismissal.*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Stamps.com Inc.

We have audited the accompanying balance sheets of Stamps.com Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stamps.com Inc. at December 31, 2006 and 2005, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, Stamps.com Inc. adopted Statement of Financial Accounting Standards No. 123(R) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stamps.com Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 14, 2007

STAMPS.COM INC.

BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,740	$20,768
Restricted cash	554	554
Short-term investments	21,314	19,450
Trade accounts receivable, net	2,365	2,131
Other accounts receivable	671	628
Other current assets	2,095	1,278
Total current assets	38,739	44,809

Property and equipment, net	5,084	4,492
Intangible assets, net	1,956	3,666
Long-term investments	72,466	63,207
Other assets	3,305	2,280
Total assets	121,550	$118,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,015	$8,514
Total current liabilities	11,015	8,514

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value Authorized shares 47,500 in 2006 and 2005 Issued shares of 24,082 in 2006 and 23,372 in 2005 Outstanding shares of 22,185 in 2006 and 23,063 in 2005	47	46
Additional paid-in capital	618,664	607,869
Accumulated deficit	(477,221)	(493,683)
Treasury stock, at cost, 1,897 shares in 2006 and 309 shares in 2005	(30,429)	(3,737)
Accumulated other comprehensive loss	(526)	(555)
Total stockholders’ equity	110,535	109,940
Total liabilities and stockholders’ equity	$121,550	$118,454

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Service	$53,827	$42,391	$27,936
PhotoStamps	18,801	8,901	2,327
Product	8,696	7,365	5,548
Other	3,262	3,254	2,301
Total revenues	84,586	61,911	38,112
Cost of revenues:
Service	9,882	9,193	9,536
PhotoStamps	11,618	5,483	1,481
Product	2,690	2,223	1,712
Other	607	535	578
Total cost of revenues	24,797	17,434	13,307
Gross profit	59,789	44,477	24,805
Operating expenses:
Sales and marketing	27,793	19,804	12,586
Research and development	8,817	6,596	6,221
General and administrative	11,649	9,633	12,985
Total operating expenses	48,259	36,033	31,792
Income (loss) from operations	11,530	8,444	(6,987)
Other income (loss):
Other income	—	64	1,360
Interest income	5,096	2,167	1,881
Loss on disposal of assets	—	—	(987)
Total other income, net	5,096	2,231	2,254
Income (loss) before income taxes	16,626	10,675	(4,733)
Provision for income taxes	164	246	—

Net income (loss)	$16,462	$10,429	$(4,733)
Net income (loss) per share:
Basic	$0.71	$0.46	$(0.21)
Diluted	$0.69	$0.44	$(0.21)
Weighted average shares outstanding :
Basic	23,233	22,738	22,361
Diluted	24,032	23,744	22,361

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Other Comprehensive Loss	Total
	Shares	Amount

Balance at January 1, 2004	22,064	45	676,568	(2,673)	(499,379)	(76)	174,485
Comprehensive income (loss):
Net loss			—	—	(4,733)	—	(4,733)
Unrealized loss on investments			—	—	—	(623)	(623)
Comprehensive loss							(5,356)
Exercise of stock options	213	—	1,388	—	—	—	1,388
Shares purchased under the ESPP	33	—	285	—	—	—	285
Return of capital dividend			(77,695)	—	—	—	(77,695)
Return of capital make-up payment to employees	153	—	518	1,262	—	—	1,780
Balance at December 31, 2004	22,463	45	601,064	(1,411)	(504,112)	(699)	94,887
Comprehensive income:
Net income	—	—	—	—	10,429	—	10,429
Unrealized gain on investments	—	—	—	—	—	144	144
Comprehensive income							10,573
Exercise of stock options	696	1	6,424	—	—	—	6,425
Shares purchased under the ESPP	43	—	381	—	—	—	381
Stock repurchase	(139)	—	—	(2,326)	—	—	(2,326)
Balance at December 31, 2005	23,063	46	607,869	(3,737)	(493,683)	(555)	109,940
Comprehensive income:
Net income	—	—	—	—	16,462	—	16,462
Unrealized gain on investments	—	—	—	—	—	29	29
Comprehensive income							16,491
Stock-based compensation expense			2,638				2,638
Exercise of stock options	654	1	7,619	—	—	—	7,620
Shares purchased under the ESPP	56	—	538	—	—	—	538
Stock repurchase	(1,588)	—	—	(26,692)	—	—	(26,692)
Balance at December 31, 2006	22,185	$47	$618,664	$(30,429)	$(477,221)	$(526)	$110,535

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	2006	2005	2004
Operating activities:
Net income (loss)	$16,462	$10,429	$(4,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,937	2,936	3,154
Stock-based compensation expense	2,638	—	—
Loss on disposal of capitalized assets	—	—	987
Compensation charge relating to the return of capital dividend	—	—	1,780
Changes in operating assets and liabilities:
Trade accounts receivable	(234)	(597)	(586)
Other accounts receivable	(43)	(458)	607
Other current assets	(817)	(577)	(30)
Other assets	(1,025)	298	433
Accounts payable and accrued expenses	2,500	2,973	1,762
Net cash provided by operating activities	22,418	15,004	3,374

Investing activities:
Sale of short-term investments	34,475	17,241	62,460
Purchase of short-term investments	(36,298)	(18,477)	(33,321)
Sale of long-term investments	31,447	58,006	92,139
Purchase of long-term investments	(40,717)	(63,828)	(62,830)
Sale of restricted cash investments	—	—	3,168
Acquisition of property and equipment	(2,429)	(2,856)	(2,296)
Proceeds from other investing activities	610	—	—
Net cash (used in) provided by investing activities	(12,912)	(9,914)	59,320

Financing activities:
Proceeds from exercise of stock options	7,620	6,425	1,388
Issuance of common stock under ESPP	538	381	285
Return of capital dividend	—	—	(77,695)
Repurchase of common stock	(26,692)	(2,326)	—
Net cash (used in) provided by financing activities	(18,534)	4,480	(76,022)
Net (decrease) increase in cash and cash equivalents	(9,028)	9,570	(13,328)

Cash and cash equivalents at beginning of period	20,768	11,198	24,526
Cash and cash equivalents at end of period	$11,740	$20,768	$11,198

Supplemental cash flow information:
Income taxes paid during the period	$192	$189	—

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

The Company’s core service allows customers to buy and print United States Postal Service (“U.S. Postal Service” or “USPS”) approved postage using any PC, an ordinary inkjet or laser printer, and an internet connection. Customers use the Company’s service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, and using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. The Company’s customers include home businesses, small businesses, corporations and individuals. In 1999, Stamps.com became the first ever USPS-licensed vendor to offer PC Postage in a software-only business model. On August 10, 2004, the Company publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Stamps.com completed the first market test on September 30, 2004, launched a second market test of PhotoStamps on May 17, 2005 and subsequently a third market test on May 17, 2006. This third phase of the market test has an initial authorization period of one year, through May 16, 2007, and includes an option for the USPS to extend the test for a second year to May 16, 2008.

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

New core service customers are generally offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense which is included in cost of service is incurred as customers qualify and thereby may not correlate directly with changes in revenue as the revenue associated with the acquired customer is earned over the customer’s lifetime.

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

The Company’s cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities at December 31, 2006 and 2005. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income and expense while unrealized gains and losses are included as a separate component of stockholders’ equity.

Trade Accounts Receivable

The Company’s trade accounts receivable primarily relate to PC Postage Services and Branded Insurance provided to customers prior to billing. Trade accounts receivable, net of allowances for uncollectible accounts of $8,713 as of the fiscal years ended December 31, 2006 and 2005, were approximately $2,365,000 and $2,131,000 as of December 31, 2006 and 2005, respectively.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

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

For the years ended December 31, 2006, 2005 and 2004 the Company did not recognize revenue from any one customer that represented 10% or more of revenues.

As of December 31, 2006 and 2005, the Company did not have trade accounts receivable from any one customer that represented 10% or more of the total trade accounts receivable balance and does not require collateral.

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

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 4 to 17 years. During the twelve months ended December 31, 2006, 2005 and 2004, amortization expense including the amortization of trademarks and patents, was approximately $1.1 million per year.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

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

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation. Based on the annual evaluations performed by the Company, there was no impairment during the years ended December 31, 2006, 2005 or 2004.

Revenue Recognition

The Company recognizes revenue from product sales or services rendered, as well as from licensing the use of our software and intellectual property, when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

Customers who purchase postage for use through our NetStamps, shipping label or mailing features, pay face value, and the funds are transferred directly from the customers to the U.S. Postal Service. No revenue is recognized for this postage as it is purchased by our customers directly from the U.S. Postal Service.

PhotoStamps revenue includes the price of postage and is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

On a limited basis, the Company allows third parties to offer products and promotions to its customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where the Company receives payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was immaterial during the years ended December 31, 2006, 2005 and 2004.

The Company provides its customers with the opportunity to purchase parcel insurance directly through the Stamps.com software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. The Company recognizes revenue on insurance purchases upon the ship date of the insured package.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

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

Research and Development Costs

Research and development costs are expensed as incurred. These costs primarily consist of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

Sales and Marketing

Sales and marketing expense primarily consist of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in marketing and business development activities.

Advertising Costs

The Company expenses the costs of producing advertisements as incurred, and expenses the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. For the years ended December 31, 2006, 2005 and 2004, advertising and tradeshow costs were $3.2 million, $1.3 million and $126,000, respectively.

Internet Advertising

The Company recognizes Internet advertising expense based on the specifics of the individual agreements. Under partner and affiliate agreements, third parties refer prospects to the Company’s web site and the Company pays the third parties when the customer completes the customer registration process, completes the first purchase or in some cases, upon the first successful billing of a customer. The Company records these expenses on a monthly basis as prospects are successfully converted to customers.

General and Administrative

General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

Net Income (Loss) per Share

Net income (loss) per share represents net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net income (loss) per share is calculated by dividing net income during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period. Basic and diluted income (loss) per share for the years ended December 31, 2005 and 2004 were calculated based on net income (loss) not including stock based compensation expense as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company adopted SFAS 123R on January 1, 2006 using the modified prospective transition method which does not require the Company’s prior period financial statements to be restated. Therefore, prior period earnings (loss) per share have not been restated as allowed by SFAS 123R. The following table reconciles share amounts utilized to calculate basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004

Net income (loss)	$16,462	$10,429	$(4,733)

Basic – weighted average common shares	23,233	22,738	22,361
Diluted effect of common stock equivalents	799	1,006	—
Diluted – weighted average common shares	24,032	23,744	22,361

Net income (loss) per share:
Basic	$0.71	$0.46	$(0.21)
Diluted	$0.69	$0.44	$(0.21)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year Ended December 31,
	2006	2005	2004

Anti-dilutive stock options shares	557	526	3,208

Income Taxes

The provision for income taxes consists solely of alternative minimum federal and state taxes. The Company’s effective income tax rate differs from the statutory income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credits carryforwards to offset taxable income. The Company recorded a tax provision subject to the corporate alternative minimum federal and state taxes of approximately $164,000 and $246,000 for the years ended December 31, 2006 and 2005, respectively. No tax provision was recorded for the year ended December 31, 2004 because the Company had a net loss.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

Stock-Based Compensation

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R was $2.6 million for the year ended December 31, 2006. Stock-based compensation expense related to employee and director stock options was $1.8 million for the year ended December 31, 2006. Stock-based compensation expense related to employee stock purchases was $810,000 for the year ended December 31, 2006.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations prior to January 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.

The following table illustrates the reported and pro forma effect on net income (loss) and earnings (loss) per share if the Company had elected to apply the fair value recognition provisions of SFAS 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004

Net income (loss) as reported	$10,429	$(4,733)
Add: Stock price based employee expense included in net income	—	3,076
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,332)	(7,884)
Net income (loss) pro forma	$9,097	$(9,541)
Basic net income (loss) per common share-as reported	$0.46	$(0.21)
Diluted net income (loss) per common share-as reported	$0.44	$(0.21)
Basic net income (loss) per common share-pro forma	$0.40	$(0.43)
Diluted net income (loss) per common share-pro forma	$0.38	$(0.43)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Income for the year ended December 31, 2006 included 1) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

Compensation expense recognized for all employee stock options awards granted is recognized using the straight-line single method over their respective vesting periods of three or four years. As stock-based compensation expense recognized in the Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flow resulting from tax benefits resulting from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Prior to fiscal 2005 the Company had a history of net operating losses and because it is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. Therefore, there are no excess tax benefits recorded in the financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R. During the year ended December 31, 2006, the Company received $7.6 million and $538,000, respectively, in cash from stock options exercised and from shares issued through the Employee Stock Purchase Program.

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

For options granted, the Company’s assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company’s stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2006	2005	2004

Expected dividend yield	—	—	—
Risk-free interest rate	4.74%	4.11%	3.43%
Expected volatility	49%	48%	48%
Expected life (in years)	5	5	5
Expected forfeiture rate	15%	—	—

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

The following table summarizes stock option activity related to the Company’s plan for the year ended December 31, 2006:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	2,608	$15.03
Granted	319	27.53
Exercised	(656)	9.83
Forfeited or expired	(74)	22.48
Balance at December 31, 2006	2,197	17.52	6.4	$7,799
Exercisable at December 31, 2006	1,765	16.22	5.8	$7,620

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the company’s closing stock price of $15.75 at December 29, 2006, representing the last trading day of fiscal 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $13.41, $9.34 and $5.81 respectively. The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 were $11,460,570, $7,172,993 and $1,740,326, respectively.

The following table summarizes the status of the Company’s nonvested shares as of December 31, 2006:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	416	$7.37
Granted	319	12.49
Vested	(229)	8.12
Forfeited	(74)	12.63
Nonvested at December 31, 2006	432	$11.28

As of December 31, 2006, there was approximately $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.8 years.

Treasury Stock

During the years ended December 31, 2006 and 2005, the Company repurchased approximately 1.6 million shares for $26.7 million and 139,000 shares for $2.3 million, respectively. The Company will consider repurchasing stock throughout the current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of shares and any additional constraints because of material inside information the Company may possess.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards of reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The Company operates in a single segment.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We are required to adopt FIN 48 effective as of January 1, 2007. The Company is currently evaluating the effect FIN 48 will have on its financial statements. The Company does not expect the impact will be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. The Company is currently evaluating the potential impact of Statement 157 on its financial statements. The Company does not expect the impact will be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of Statement 159 on its financial statements. The Company does not expect the impact will be material.

3. Goodwill and Intangible Assets

The Company wrote off all of its goodwill in the first quarter of 2001 due to impairment. The Company’s other intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.3 million and $8.9 million as of December 31, 2006 and 2005, respectively, and accumulated amortization of $6.3 million and $5.2 million as of December 31, 2006 and 2005, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 1 year. During the fiscal years 2006, 2005 and 2004, the Company assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of the Company’s intangible assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during the years ended December 31, 2006, 2005 and 2004 and determined that the fair value of the Company’s intangible assets were in excess of their carrying value as of December 31, 2006, 2005 and 2004.

Aggregate amortization expense on patents and trademarks was approximately $1.1 million per year for the three years ended December 31, 2006, 2005, and 2004. Amortization expense on patents and trademarks is estimated to approximate $1.1 million for fiscal year 2007.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments

The following table summarizes the Company’s cash, cash equivalents, restricted cash and investments as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,789	$—	$—	$6,789
Money market	2,555	—	—	2,555
Commercial paper	2,396	—	—	2,396
Cash and cash equivalents	11,740	—	—	11,740
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short-term investments:
Corporate notes and bonds	12,069	—	(32)	12,037
U.S. Government and agency securities	9,335	—	(58)	9,277
Short-term investments	21,404	—	(90)	21,314
Long-term investments:
Corporate notes and bonds	43,331	—	(326)	43,005
U.S. Government and agency securities	29,571	—	(110)	29,461
Long-term investments	72,902	—	(436)	72,466
Cash and equivalents, restricted cash and investments	$106,600	—	(526)	$106,074

	December 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$16,812	$—	$—	$16,812
Money market	559	—	—	559
Commercial paper	3,398	—	(1)	3,397
Cash and cash equivalents	20,769	—	(1)	20,768
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short-term investments:
Corporate notes and bonds	6,111	—	(30)	6,081
U.S. Government and agency securities	13,466	—	(97)	13,369
Short-term investments	19,577	—	(127)	19,450
Long-term investments:
Corporate notes and bonds	29,105	—	(129)	28,976
U.S. Government and agency securities	34,529	—	(298)	34,231
Long-term investments	63,634	—	(427)	63,207
Cash and equivalents, restricted cash and investments	$104,534	$—	$(555)	$103,979

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments – (continued)

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2006 (in thousands):

	Amortized Cost	Estimated Fair Value

Due within one year	$21,404	$21,314
Due after one year through three years	32,059	31,910
Asset-backed and agency securities with various maturities	41,397	41,110
	$94,860	$94,334

Total restricted cash of approximately $554,000 as of December 31, 2006 and 2005 is related to a letter of credit for a facility leased by the Company which will expire in February 2010.

5. Accounts Payable and Accrued Expenses

The following table summarizes the Company’s accounts payable and accrued expenses as of December 31, 2006 and 2006 (in thousands):

	2006	2005

Payroll and related accrual	$2,019	$1,728
Legal and related accrual	234	488
Deferred rent accrual	293	227
Sales and marketing related accrual	4,298	3,227
Sales tax accrual	59	556
Other accruals	4,112	2,288
Accounts payable and Accrued expenses	$11,015	$8,514

6. Allowance for Doubtful Accounts

As of December 31, 2006, and 2005, the allowance for doubtful accounts totaled $8,713, respectively. Increases in the allowance for doubtful accounts totaled $0 and $2,408 for the years ended December 31, 2006 and 2005, respectively. There were no write-offs against the allowance for doubtful accounts during the years ended December 31, 2006 and 2005, respectively.

7. Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2006	2005

Furniture and equipment	$1,713	$1,713
Computers and software	15,237	13,127
Leasehold improvements	1,602	1,283
	18,552	16,123
Less accumulated depreciation and amortization	(13,468)	(11,631)
Property and equipment, net	$5,084	$4,492

During 2006, 2005 and 2004, depreciation expense was approximately $1.8 million, $1.8 million and $2.0 million, respectively.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

8. Income Taxes

The provision for income taxes consists solely of alternative minimum state and federal taxes. The Company’s effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below (in thousands):

	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforward	$103,046	$105,221
Tax credits	1,128	983
Depreciation	(551)	(285)
Capitalized start-up costs	485	208
Accruals	1,340	1,570
Total deferred tax assets	105,448	107,697
Valuation allowance	(105,448)	(107,697)
Net deferred tax assets	$—	$—

Because the Company is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

The Company has a net operating loss carryforward of approximately $269 million and $199 million for federal and state income tax purposes at December 31, 2006, respectively, and approximately $278 million and $215 million for federal and state income tax purposes at December 31, 2005, respectively, which can be carried forward to offset future taxable income. The Company had available a tax credit carryforward of approximately $1.1 million and $983,000 at December 31, 2006 and 2005, respectively, which can be carried forward to offset future taxable liabilities. The Company’s federal net operating losses will begin to expire in 2018; state net operating losses began to expire in 2006. The federal credits begin to expire in 2018 and the state credits began to expire in 2006. The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions which may limit the net operating losses carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests.

The Company maintains a study to understand the status of net operating losses (NOL or NOLs). Based on that study, the Company believes that they have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of NOLs since their secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. The Company estimates that, as of December 31, 2006 they were approximately at 30% compared with the 50% level that would trigger impairment of the NOL asset.

The provision for income taxes is comprised of (in thousands):

	2006	2005	2004
Current
Federal	$123	$185	$—
State	41	61	1
	164	246	1
Deferred	—	—	—
Provision for income taxes	$164	$246	$1

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

8. Income Taxes – (continued)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2006	2005	2004

Income tax at statutory federal rate	$5,653	$3,630	$(1,609)
State income taxes, net of federal benefit	1,095	645	(276)
Effect of permanent differences	1	1	3
Other	(4,336)	(1,165)	—
Change in valuation allowance	(2,249)	(2,865)	1,883
	$164	$246	$1

9. Commitments and Contingencies

Operating Leases

The following is a schedule of significant future minimum lease payments under operating leases at December 31, 2006 (in thousands):

Operating
Years ended:
2007	694
2008	751
2009	794
2010	134
2011	—
Thereafter	—
$2,373

Total rent expense from operations for the years ended December 31, 2006, 2005 and 2004 were $657,000, $646,000, and $1.1 million, respectively.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2010. As of December 31, 2006, the Company maintained a letter of credit for the facility lease in the amount of $554,000.

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

As of December 31, 2006, the total number of shares authorized for issuance under the 1999 Plan approximated 7,654,262 which amount includes an automatic annual increase to the share reserve of 3% of the Company’s outstanding common shares on the last trading day in December. The automatic increase on January 1, 2006 was approximately 692,000 shares based upon 23,063,000 shares outstanding on the last day of 2005.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

10. Employee Stock Plans – (continued)

In no event will this annual increase exceed 782,358 shares. In addition, no participant in the 1999 Plan may be granted stock options or direct stock issuances for more than 562,500 shares of common stock in total in any calendar year.

Options granted under the 1999 Plan generally vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. On November 3, 2004, the Company issued options to purchase 1,000,000 shares of common stock vesting immediately at a price of $17.50, representing an exercise price that was $3.14 higher than the fair market value on the date of grant of $14.36. During 2006, 2005 and 2004, the Company issued options to purchase a total of 318,500, 265,500 and 1,220,626 shares of common stock, respectively, at prices at or above the market price at the date of grant.

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	Number of Options

Balance at January 1, 2004	2,286	12.20
Granted	1,221	16.54
Forfeited	(75)	15.42
Exercised	(213)	6.20
Balance at December 31, 2004	3,219	$14.28
Granted	265	18.89
Forfeited	(180)	15.67
Exercised	(696)	9.25
Balance at December 31, 2005	2,608	$15.03
Granted	319	27.53
Forfeited	(74)	22.48
Exercised	(656)	11.66
Balance at December 31, 2006	2,197	17.56

The weighted-average fair value of stock grants for the years ended December 31, 2006, 2005 and 2004 using the Black-Scholes valuation method are as follows:

	2006	2005	2004

Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$13.41	$9.20	$6.06
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	7.93	5.76
Total	$13.41	$9.10	$5.81

Weighted average exercise prices for 2006 stock options are as follows:

2006

Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$8.15
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	17.50
Total weighted-average exercise price	$11.66

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

10. Employee Stock Plans – (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2006 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share

$0.00 – $16.20	988	5.3	$7.79	921	$7.40
$16.21 – $32.40	944	7.8	$19.46	684	$18.74
$32.41 – $48.60	161	7.7	$34.27	56	$35.68
$48.61 – $64.80	65	2.8	$59.19	65	$59.19
$64.81 – $81.00	31	2.8	$70.47	31	$70.47
$97.20 – $113.40	2	2.9	$98.50	2	$98.50
$113.41 – $129.60	1	3.0	$117.50	1	$117.50
$129.61 – $145.80	5	2.9	$131.50	5	$131.50
$0.10 – $145.80	2,197	6.4	$17.52	1,765	$16.22

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

Total shares of common stock issued pursuant to the ESPP during 2006, 2005 and 2004 were 55,825, 43,170 and 32,449, respectively.

Savings Plan

During 1999, the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first 4% a participant contributes. The Company expensed approximately $187,000, $150,000 and $141,000 in 2006, 2005 and 2004, respectively, related to this plan.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

15. Legal Proceedings

In addition to the legal proceedings described in Item 3 of this Annual Report, the Company is a party to various other legal actions, claims and proceedings incidental to its business. Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. At this time the Company has not reached a determination that any of the Company’s litigation proceedings are expected to result in liabilities that will have a material adverse effect on the Company’s financial position, cash flows, or results of operations.

16. Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September	December
	(in thousands except per share data)
Fiscal Year 2006:
Revenues	$20,542	$20,160	$18,909	$24,975
Gross profit	14,611	14,632	13,814	16,732
Income from operations	2,291	2,814	2,978	3,447
Net income	3,357	4,160	4,263	4,682
Net income per share:
Basic	$0.14	$0.18	$0.18	$0.21
Diluted	$0.14	$0.17	$0.18	$0.20
Weighted average shares outstanding:
Basic	23,268	23,601	23,458	22,609
Diluted	24,386	24,561	24,091	23,090

Fiscal Year 2005:
Revenues	$11,797	$14,223	$15,273	$20,618
Gross profit	8,653	10,240	11,173	14,411
Income from operations	1,063	1,718	2,033	3,630
Net income	1,641	2,121	2,564	4,103
Net income per share:
Basic	$0.07	$0.09	$0.11	$0.18
Diluted	$0.07	$0.09	$0.11	$0.17
Weighted average shares outstanding:
Basic	22,514	22,689	22,974	22,948
Diluted	23,442	23,819	23,749	23,966

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 16th day of March 2007.

STAMPS.COM INC.

By:	/s/ Kenneth McBride
Kenneth McBride Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kenneth McBride	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007
Kenneth McBride

/s/ Kyle Huebner	Chief Financial Officer (Principal Financial Officer)	March 16, 2007
Kyle Huebner

*	Director	March 16, 2007
Kevin G. Douglas

*	Director	March 16, 2007
Mohan P. Ananda

*	Director	March 16, 2007
G. Bradford Jones

*	Director	March 16, 2007
Lloyd I. Miller

*By Kenneth McBride as Attorney-in-fact.