Form 10-Q
period 2007-03-31
STAMPS.COM INC
filed 2007-05-10
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were approximately 21,922,184 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION		2

ITEM 1.	FINANCIAL STATEMENTS	2

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	2

ITEM 4.	CONTROLS AND PROCEDURES	2

PART II - OTHER INFORMATION		2

ITEM 1.	LEGAL PROCEEDINGS	2

ITEM 1A.	RISK FACTORS	2

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	2

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	2

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	2

ITEM 5.	OTHER INFORMATION	2

ITEM 6.	EXHIBITS	2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,260	$11,740
Restricted cash	554	554
Short-term investments	46,965	45,635
Trade accounts receivable, net	2,392	2,365
Other accounts receivable	991	671
Other current assets	2,160	2,095
Total current assets	68,322	63,060
Property and equipment, net	4,716	5,084
Intangible assets, net	1,682	1,956
Long-term investments	40,971	48,145
Other assets	3,204	3,305
Total assets	$118,895	$121,550

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,554	$11,015
Total current liabilities	9,554	11,015
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2007 and 2006
Issued shares of 24,138 in 2007 and 24,082 in 2006
Outstanding shares of 21,873 in 2007 and 22,185 in 2006	47	47
Additional paid-in capital	619,635	618,664
Accumulated deficit	(474,167)	(477,221)
Treasury stock, at cost, 2,265 shares in 2007 and 1,897 shares in 2006	(35,738)	(30,429)
Accumulated other comprehensive loss	(436)	(526)
Total stockholders’ equity	109,341	110,535
Total liabilities and stockholders’ equity	$118,895	$121,550

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months ended March 31,
	2007	2006
Revenues:
Service	$13,661	$13,457
PhotoStamps	3,176	3,860
Product	2,358	2,393
Other	827	832
Total revenues	20,022	20,542
Cost of revenues:
Service	2,343	2,614
PhotoStamps	2,083	2,421
Product	799	753
Other	141	143
Total cost of revenues	5,366	5,931
Gross profit	14,656	14,611
Operating expenses:
Sales and marketing	7,831	6,824
Research and development	2,145	2,339
General and administrative	2,747	3,157
Total operating expenses	12,723	12,320
Income from operations	1,933	2,291
Other income:
Interest income	1,213	1,078
Total other income	1,213	1,078
Income before income taxes	3,146	3,369
Provision for income taxes Basic	92	12
Net income	$3,054	$3,357
Net income per share (see Note 3):
Basic Basic	$0.14	$0.14
Diluted	$0.14	$0.14
Weighted average shares outstanding:
Basic Basic	21,892	23,268
Diluted	22,326	24,386

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2007	2006
Operating activities:
Net income	$3,054	$3,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	788	688
Stock-based compensation expense	461	795
Changes in operating assets and liabilities:
Trade accounts receivable	(27)	(172)
Other accounts receivable	(320)	481
Other current assets	(65)	(639)
Other assets	101	(718)
Accounts payable and accrued expenses	(1,461)	1,171
Net cash provided by operating activities	2,531	4,963
Investing activities:
Sale of short-term investments	8,567	6,196
Purchase of short-term investments	(9,911)	(9,760)
Sale of long-term investments	9,351	4,476
Purchase of long-term investments	(2,073)	(8,610)
Acquisition of property and equipment	(146)	(468)
Net cash provided by (used in) investing activities	5,788	(8,166)
Financing activities:
Proceeds from exercise of stock options	242	5,099
Issuance of common stock under ESPP	268	238
Repurchase of common stock	(5,309)	—
Net cash (used in) provided by financing activities	(4,799)	5,337
Net increase in cash and cash equivalents	3,520	2,134
Cash and cash equivalents at beginning of period	11,740	20,768
Cash and cash equivalents at end of period	$15,260	$22,902

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2007 AND 2006 IS UNAUDITED)

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

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2007, the results of its operations for the three months ended March 31, 2007 and its cash flows for the three months ended March 31, 2007.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2007 AND 2006 IS UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Net income	$3,054	$3,357

Basic - weighted average common shares	21,892	23,268
Diluted effect of common stock equivalents	434	1,118
Diluted - weighted average common shares	22,326	24,386

Earnings per share:
Basic	$0.14	$0.14
Diluted	$0.14	$0.14

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2007	2006
Anti-dilutive stock options shares	1,270	183

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Financial Statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS 123R. The following table illustrates the stock-based compensation expense the Company recognized under SFAS 123R for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Stock-based compensation expense relating to:
Employee and director stock options	$414,000	$296,000
Employee stock purchases	47,000	499,000
Total stock-based compensation expense	$461,000	$795,000

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2007 AND 2006 IS UNAUDITED)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Income for the three months ended March 31, 2007 and 2006 included 1) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Compensation expense recognized for all employee stock options awards granted is recognized using the straight-line single method over their respective vesting periods of three or four years. As stock-based compensation expense recognized in the Statement of Income for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flow resulting from tax benefits resulting from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Prior to fiscal 2005 the Company had a history of net operating losses and because it is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax asset. Therefore, there are no excess tax benefits recorded in the financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R. During the three months ended March 31, 2007 and 2006, the Company received $510,000 and $5.3 million, respectively, in cash from stock options exercised and from shares issued through the Employee Stock Purchase Program.

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Expected dividend yield	—	—
Risk-free interest rate	4.67%	4.56%
Expected volatility	47%	49%
Expected life (in years)	5	5
Expected forfeiture rate	16%	12%

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2007 AND 2006 IS UNAUDITED)

The following table summarizes stock option activity related to the Company’s plan for the three months ended March 31, 2007:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,197	$17.52
Granted	66	15.26
Exercised	(34)	7.12
Forfeited or expired	(18)	21.80
Balance at March 31, 2007	2,211	17.58		$6,296
Exercisable at March 31, 2007	1,806	16.51	5.7	$6,231

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the company’s closing stock price of $14.37 at March 30, 2007, representing the last trading day of three months ended March 31, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $7.15 and $14.54, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $288,441 and $5,780,940, respectively.

The following table summarizes the status of the Company’s nonvested shares as of March 31, 2007:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	432	$11.28
Granted	66	$7.15
Vested	(43)	$10.34
Forfeited	(50)	$21.80
Nonvested at March 31, 2007	405	$10.74

As of March 23, 2007, there was approximately $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.7 years.

5. Goodwill and Intangible Assets

The Company wrote off all of its goodwill in the first quarter of 2001 due to impairment. The Company’s other intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.3 as of March 31, 2007 and December 31, 2006 and accumulated amortization of approximately $6.6 million as of March 31, 2007 and $6.3 million of December 31, 2006, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 1.1 years. During the fiscal year 2006 the Company assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of the Company’s intangible assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during the year ended December 31, 2006 and determined that the fair value of the Company’s intangible assets were in excess of their carrying value as of December 31, 2006.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2007 AND 2006 IS UNAUDITED)

Aggregate amortization expense on patents and trademarks was approximately $273,000 and $275,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization expense on patents and trademarks is estimated to approximate $1.1 million for fiscal year 2007.

6. Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$3,054	$3,357
Unrealized income (loss) on investments	90	(141)
Comprehensive income	$3,144	$3,216

7. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. At the adoption and as March 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero for the three months ended March 31, 2007. Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

The provision for income taxes consists solely of alternative minimum federal and state taxes. The Company’s effective income tax rate differs from the statutory income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credits carryforwards to offset taxable income. The Company recorded a tax provision subject to the corporate alternative minimum federal and state taxes of approximately $92,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (US Postal Service or USPS) mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Throughout this document and in general when we refer to the PC Postage business, we mean excluding the PhotoStamps business.

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

Our Services and Products

We offer or have offered the following products and services to our customers:

PC Postage Service

Our US Postal Service-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports USPS classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™, Bound Printed Matter, and international mail. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery (“COD”) and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the US Postal Service’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee of $15.99. Our current customer mix includes monthly convenience fees ranging from $4.49 to $24.99 or more based on individual pricing and promotions.

Stamps.com offers its customers three primary ways to print PC Postage. First, our NetStamps® feature and Photo NetStamps® feature enable customers to print postage for any value and for most classes of mail on NetStamps or Photo NetStamps labels. Photo NetStamps allows customers to use digital photos, designs or images with NetStamps as compared to the standard designs available with normal NetStamps. After they are printed, NetStamps and Photo NetStamps can be used just like regular stamps. Second, our shipping feature tab allows customers to print postage for packages on plain 8.5” x 11” paper or on special labels, and to add electronic Delivery or Signature Confirmation at discounted prices versus standard USPS prices. Third, our mailing feature tab is typically used to print the postage and address directly on envelopes or on other types of mail or labels, in a single-step process that saves time and provides a professional look. Our PC Postage services also incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the U.S. In addition, our PC Postage services have been designed to integrate into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

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

Recent Developments

On February 8, 2007, Stamps.com's Board of Directors approved an additional share repurchase program authorizing the purchase of up to $20 million of Stamps.com stock as market and business conditions warrant (the “February 2007 Program”). The February 2007 Program will commence when the November 2006 Program is completed and will expire one year from its commencement date.

Share purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. Our Company's purchase of any of our shares is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations and the rules of the Nasdaq Stock Market. Purchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. The timing of purchases, if any, and the number of shares to be bought at any one time will depend on market conditions.

In February 2007, we announced our plan to change our publicly available customer metrics starting with the fourth quarter 2006 earnings release and continuing forward into fiscal 2007. The new metrics will be based primarily on paid subscribers whereas our prior customer metrics were based primarily on registered subscribers. We believe that the new metrics will provide a simpler and clearer depiction of our business while also providing an improved means of comparing our metrics to those of other subscription-based Internet companies. A complete set of the old and new quarterly customer metrics is available currently at http://investor.stamps.com.

Critical Accounting Policies

General. The discussion and analysis of our financial condition and results of operations are based on our Company’s financial statements which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

Section 382 Update

Under Internal Revenue Code Section 382, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders within a three-year period. When a change of ownership is triggered, our net operating loss ("NOL" or "NOLs") asset may be impaired. We estimate that, as of March 31, 2007 we were approximately at 25% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our current stockholders and prospective investors contact us prior to allowing their ownership interest to reach a five-percent level.

Results of Operations

Total revenue for the first quarter 2007 was approximately $20 million, a decrease of 3% compared to the first quarter 2006. Although PC postage revenue was up 2%, PhotoStamps revenue was down 18% year over year for the first quarter. The decrease in total revenue resulted mainly from the decline in PhotoStamps revenue, which largely resulted from a decrease in our marketing of PhotoStamps during the quarter. Total postage printed using our service during the first quarter 2007 was up 9% compared to the first quarter 2006. During the first quarter 2007, we added to our PC Postage business approximately 55,000 new paid customers who where successfully billed for the first time and we lost approximately 50,000 existing paid customers, resulting in an increase during the quarter to net paid customers of 5,000.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Total Revenues
Service	68%	66%
PhotoStamps	16%	19%
Products	12%	11%
Other	4%	4%
Total revenues	100%	100%
Cost of revenues
Service	12%	13%
PhotoStamps	10%	12%
Products	4%	3%
Other	1%	1%
Total cost of revenues	27%	29%
Gross profit	73%	71%
Operating expenses:
Sales and marketing	39%	33%
Research and development	11%	11%
General and administrative	14%	15%
Total operating expenses	64%	59%
Income from operations	9%	12%
Other income, net	6%	5%
Income before income taxes	15%	17%
Provision for income taxes	0%	0%
Net income	15%	17%

Revenue. Revenue is derived primarily from four sources: (1) service fees charged to customers for use of our PC Postage service; (2) PhotoStamps revenue from the sale of PhotoStamps; (3) product sales consisting of Supplies Store revenue from the direct sale of consumables and supplies; and (4) other revenue consisting of advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our branded insurance offering, and licensing revenue. Total revenue decreased from $20.5 million in the first quarter 2006 to $20.0 million in the first quarter 2007, a decrease of 3%.

Service fee revenue increased from $13.5 million in the first quarter 2006 to $13.7 million in the first quarter 2007, an increase of 2%. The increase in service fee revenue is primarily due to an increase in average service fee revenue per paid customer. We successfully billed approximately 324,000 customers during the first quarter 2006 and 2007. Average monthly service fee revenue per paid customer increased from $16.68 during the first quarter 2006 to $16.87 during first quarter 2007. As a percentage of total revenue, service fee revenue increased two percentage points to 68% in the first quarter 2007 as compared to 66% in the first quarter 2006. The increase in service fee revenue as a percentage of total revenue is attributable to the decrease in revenue from our PhotoStamps product. As a percentage of total revenue, service fee revenue may decline over future periods if PhotoStamps revenue increases in those periods.

PhotoStamps revenue decreased from $3.9 million in the first quarter 2006 to $3.2 million in the first quarter 2007, a decrease of 18%. As a percentage of total revenue, PhotoStamps revenue decreased three percentage points to 16% in the first quarter of 2007 as compared to 19% in the first quarter of 2006. The decrease, both on an absolute basis and as a percentage of total revenue is primarily due to the decline in our PhotoStamps-based marketing efforts during the quarter. In addition, average revenue per PhotoStamps sheet declined due to a higher mix of business PhotoStamps orders, which carry a lower per sheet price. Total PhotoStamps sheets shipped during the first quarter 2007 was approximately 189,000 as compared to 210,000 in the first quarter 2006. PhotoStamps revenue may grow both on an absolute basis and as a percentage of total revenue in future periods if our level of marketing activity for PhotoStamps increases. PhotoStamps marketing activity decreased in this period as we focused our marketing efforts towards our PC Postage business.

Product revenue was approximately $2.4 million in the first quarter 2007 and 2006. As a percentage of total revenue, product revenue was 12% during the first quarter 2007 and 2006. We expect product revenue to increase on an absolute basis as we plan to continue to increase the breadth of products offered in our Supplies Store.

Other revenue decreased from $832,000 in the first quarter 2006 to $827,000 in the first quarter 2007, a decrease of 1%. As a percentage of total revenue, other revenue was 4% during the first quarter of 2006 and 2007. Included in other revenue is our branded insurance program which was approximately $378,000 in the first quarter 2006 and $375,000 in the first quarter 2007, or approximately 2% of total revenue. We expect other revenue to decrease both on an absolute basis and as a percentage of total revenue in future periods as we focus our marketing efforts on Service fee and PhotoStamps revenue.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue decreased from $5.9 million in the first quarter 2006 to $5.4 million in the first quarter 2007, a decrease of 10%.

Cost of service revenue decreased from $2.6 million in the first quarter 2006 to $2.3 million in the first quarter 2007, a decrease of 10%. As a percentage of total revenue, cost of service revenue decreased one percentage point to 12% in the first quarter 2007 as compared to 13% in the first quarter 2006. The decrease, both on an absolute basis and as a percentage of total revenue is mainly attributable to the decrease in the redemption rate of promotional items.

Included in cost of service revenue are promotional expenses. This includes free postage and a free digital scale offered to new customers, and was approximately $408,000 and $691,000 in the first quarters of 2007 and 2006, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion. However, the revenue associated with the acquired customer is earned over the customer's lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period.

Cost of PhotoStamps revenue decreased from $2.4 million in the first quarter 2006 to $2.1 million in the first quarter 2007, a decrease of 14%. As a percentage of total revenue, cost of PhotoStamps decreased two percentage points to 10% in the first quarter 2007, as compared to 12% in the first quarter 2006. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to the decrease in PhotoStamps sheets ordered and the decline in related marketing activity. Additionally, the gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of US Postal Service postage as part of our cost of PhotoStamps revenue. As a result, future increases in PhotoStamps sales would further increase the overall cost of Photostamps revenue as a percentage of total revenue. Cost of PhotoStamps revenue may grow both on an absolute basis and as a percentage of total revenue in future periods.

Cost of product revenue increased from $753,000 in the first quarter 2006 to $799,000 in the first quarter 2007, an increase of 6%. The increase is primarily due to the increase in our shipping and handling cost. As a percentage of total revenue, cost of product revenue increased one percentage point to 4% in the first quarter 2007 as compared to 3% in the first quarter 2006. We expect the cost of product sales to increase in future periods, which is consistent with our expectation that product sales may also increase in future periods.

Cost of other revenue decreased from $143,000 in the first quarter 2006 to $141,000 in the first quarter 2007, a decrease of 1%. The decrease is primarily due to the decrease in insurance premium cost of sales. As a percentage of total revenue, cost of other revenue remained at 1% during the first quarters of 2007 and 2006.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased from $6.8 million in the first quarter 2006 to $7.8 million in the first quarter 2007, an increase of 15%. As a percentage of total revenue, sales and marketing expense increased six percentage points to 39% in the first quarter 2007 as compared to 33% in the first quarter 2006. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our PC Postage business partially offset by a decrease in marketing expenditures related to PhotoStamps. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising. We currently expect sales and marketing expenses to increase significantly in fiscal 2007 as compared to fiscal 2006 as we plan to increase our marketing activity in order to increase customer acquisition as we plan to increase our direct mail activity.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense decreased from $2.3 million in the first quarter 2006 to $2.1 million in the first quarter 2007, a decrease of 8%. This decrease is primarily due to the decrease in SFAS 123R stock-based compensation and temporary labor expenses. As a percentage of total revenue, research and development expense was 11% in the first quarters of 2007 and 2006. We currently expect research and development expenses to increase in fiscal 2007 as compared to fiscal 2006 as we plan to hire additional employees in this area.

General and Administrative. General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense decreased from $3.2 million in the first quarter 2006 to $2.7 million in the first quarter 2007, a decrease of 13%. The decrease in general and administrative expense is primarily due to the decrease in legal expense. As a percentage of total revenue, general and administrative expense decreased one percentage point to 14% in the first quarter 2007 as compared to 15% in the first quarter 2006. We currently expect general and administrative expenses to increase in fiscal 2007 as compared to fiscal 2006 as we expect an increase in legal activity and spending as a result of increased activity in existing litigation.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net increased from $1.1 million in the first quarter 2006 to $1.2 million in the first quarter 2007, an increase of 13%. As a percentage of total revenue, other income, net increased one percentage point to 6% in the first quarter 2007 as compared to 5% in the first quarter 2006. The increase, both on an absolute basis and as a percentage of total revenue is due to the increase in interest rates.

Liquidity and Capital Resources

As of March 31, 2007 and 2006 we had approximately $104 million and $114 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4 million through February 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at March 31, 2007 (in thousands):

Operating
Nine months ending December 31, 2007	$536
Years ending December 31:
2008	751
2009	794
2010	134
2011	-
$2,215

During the first quarter 2007 we repurchased approximately 370,000 shares of common stock for approximately $5.3 million. We will consider repurchasing stock throughout our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks and any additional constraints because of material inside information we may possess.

Net cash provided by operating activities was $2.5 million and $5 million during the three months ended March 31, 2007 and 2006, respectively. The decrease in net cash provided by operating activities resulted primarily from the payment of marketing expenses which principally consist of costs associated with strategic partnership relationships and advertising.

Net cash provided by investing activities was $5.8 million during the three months ended March 31, 2007. Net cash used in investing activities was $8.2 million during the three months ended March 31, 2006. The decrease in net cash used in investing activities resulted primarily from the sale of investments to fund the repurchase of stock, as noted above.

Net cash used in financing activities was $4.8 million during the three months ended March 31, 2007. Net cash provided by financing activities was $5.3 million during the three months ended March 31, 2006. The decrease in net cash provided by financing activities resulted primarily from the repurchase of our stock, as noted above.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 288 days at March 31, 2007. Our cash equivalents and investments, net of restricted cash, approximated $103 million and had a related weighted average interest rate of approximately 5.31%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

During the first quarter ended March 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of 11 Stamps.com patents covering, among other things, Internet postage technology. On January 8, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for declaratory judgment that all 11 patents are invalid, unenforceable and not infringed. We dispute the counterclaims and intend to prosecute the lawsuit vigorously.

In May and June 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in 11 purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our public offerings, and allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including interest, costs and expenses (including attorneys’ fees). Over 1,000 similar lawsuits have been brought against over 250 companies which issued stock to the public in 1998-2000, and their underwriters. All of these lawsuits have been consolidated for pretrial purposes before U.S. District Court Judge Shira Scheindlin.

In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed from these lawsuits without prejudice. In June 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us, which was further documented in a Stipulation and Agreement of Settlement filed with the court. The proposed settlement, which would not require Stamps.com to make any payments, was preliminarily approved by the court in February 2005 and was the subject of a fairness hearing in April 2006, but remains subject to final approval by the court.

We have placed our underwriters on notice of our rights to indemnification, pursuant to our agreements with the underwriters, but under the terms of the proposed settlement, we cannot assert these claims except as a defense to a claim against us by the underwriters. We have also provided notice to our directors' and officers' insurers who have agreed to fund the proposed settlement.

In October 2004, the court issued an order regarding class certification in certain related matters. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated that order, and determined that the related matters could not be certified as a class as currently defined. The appellate court's decision renders uncertain whether our proposed settlement can be finally approved and consummated. If the proposed settlement does not receive final approval or is not consummated for any reason, we intend to defend the lawsuits vigorously because we believe that the claims against us and our officers and directors are without merit.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 59 issued US patents, 86 pending US patent applications, 9 international patents and 9 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of March 31, 2007 we were approximately at 25% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our investors contact us prior to allowing their ownership interest to reach a five-percent level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of common stock during the first quarter ended March 31, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	368,357	$14.41	368,357	$ 7,997,000
February 1, 2007 - February 28, 2007	—	—	—	$ 27,997,000
March 1, 2007 - March 31, 2007	1,800	$14.00	1,800	$ 27,972,000

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

STAMPS.COM INC.
(Registrant)

May 10, 2007	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

May 10, 2007	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer