Form 10-Q
period 2007-06-30
STAMPS.COM INC
filed 2007-08-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were approximately 20,757,627 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,805	$11,740
Restricted cash	554	554
Short-term investments	42,025	45,635
Trade accounts receivable, net	2,380	2,365
Other accounts receivable	451	671
Other current assets	2,290	2,095
Total current assets	63,505	63,060
Property and equipment, net	4,539	5,084
Intangible assets, net	1,412	1,956
Long-term investments	35,760	48,145
Other assets	3,685	3,305
Total assets	$108,901	$121,550

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,595	$11,015
Total current liabilities	9,595	11,015
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2007 and 2006
Issued shares of 24,212 in 2007 and 24,082 in 2006
Outstanding shares of 20,936 in 2007 and 22,185 in 2006	47	47
Additional paid-in capital	620,805	618,664
Accumulated deficit	(471,367)	(477,221)
Treasury stock, at cost, 3,276 shares in 2007 and 1,897 shares in 2006	(49,737)	(30,429)
Accumulated other comprehensive loss	(442)	(526)
Total stockholders’ equity	99,306	110,535
Total liabilities and stockholders’ equity	$108,901	$121,550

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenues:
Service	$13,506	$13,628	$27,167	$27,085
PhotoStamps	4,635	3,747	7,811	7,607
Product	2,457	1,980	4,815	4,373
Other	809	805	1,636	1,637
Total revenues	21,407	20,160	41,429	40,702
Cost of revenues:
Service	2,411	2,353	4,754	4,940
PhotoStamps	3,058	2,378	5,141	4,799
Product	839	628	1,638	1,381
Other	137	169	278	339
Total cost of revenues	6,445	5,528	11,811	11,459
Gross profit	14,962	14,632	29,618	29,243
Operating expenses:
Sales and marketing	7,926	6,446	15,757	13,270
Research and development	2,077	2,159	4,222	4,498
General and administrative	3,218	3,213	5,965	6,371
Total operating expenses	13,221	11,818	25,944	24,139
Income from operations	1,741	2,814	3,674	5,104
Other income:
Interest income	1,174	1,399	2,387	2,478
Total other income	1,174	1,399	2,387	2,478
Income before income taxes	2,915	4,213	6,061	7,582
Provision for income taxes Basic	115	53	207	65
Net income	$2,800	$4,160	$5,854	$7,517
Net income per share (see Note 3):
Basic Basic	$0.13	$0.18	$0.27	$0.32
Diluted	$0.13	$0.17	$0.27	$0.31
Weighted average shares outstanding
Basic Basic	21,352	23,601	21,610	23,435
Diluted	21,742	24,561	22,034	24,474

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months ended June 30,
	2007	2006
Operating activities:
Net income	$5,854	$7,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,542	1,408
Stock-based compensation expense	1,088	1,491
Changes in operating assets and liabilities:
Trade accounts receivable	(15)	(204)
Other accounts receivable	220	371
Other current assets	(195)	(931)
Other assets	(380)	(1,316)
Accounts payable and accrued expenses	(1,420)	405
Net cash provided by operating activities	6,694	8,741
Investing activities:
Sale of short-term investments	24,768	22,146
Purchase of short-term investments	(21,186)	(18,211)
Sale of long-term investments	18,918	12,180
Purchase of long-term investments	(6,421)	(32,034)
Acquisition of property and equipment	(453)	(1,750)
Net cash provided by (used in) investing activities	15,626	(17,669)
Financing activities:
Proceeds from exercise of stock options	785	6,760
Issuance of common stock under ESPP	268	238
Repurchase of common stock	(19,308)	—
Net cash (used in) provided by financing activities	(18,255)	6,998
Net increase (decrease) in cash and cash equivalents	4,065	(1,930)
Cash and cash equivalents at beginning of period	11,740	20,768
Cash and cash equivalents at end of period	$15,805	$18,838

The accompanying notes are an integral part of these financial statements.

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

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations for the three and six months ended June 30, 2007 and its cash flows for the six months ended June 30, 2007.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2007 AND 2006 IS UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2,800	$4,160	$5,854	$7,517

Basic - weighted average common shares	21,352	23,601	21,610	23,435
Diluted effect of common stock equivalents	390	960	424	1,039
Diluted - weighted average common shares	21,742	24,561	22,034	24,474

Earnings per share:
Basic	$0.13	$0.18	$0.27	$0.32
Diluted	$0.13	$0.17	$0.27	$0.31

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Anti-dilutive stock options shares	1,276	286	1,273	234

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Financial Statements as of and for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS 123R. The following table illustrates the stock-based compensation expense the Company recognized under SFAS 123R for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense relating to:
Employee and director stock options	$627	$696	$1,041	$992
Employee stock purchases	—	—	47	499
Total stock-based compensation expense	$627	$696	$1,088	$1,491

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2007 AND 2006 IS UNAUDITED)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Income for the three and six months ended June 30, 2007 and 2006 included 1) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Compensation expense recognized for all employee stock options awards granted is recognized using the straight-line single method over their respective vesting periods of three or four years. As stock-based compensation expense recognized in the Statement of Income for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flow resulting from tax benefits resulting from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Prior to fiscal 2005 the Company had a history of net operating losses and because it is uncertain as to when and if it may realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax asset. Therefore, there are no excess tax benefits recorded in the financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R. During the three and six months ended June 30, 2007, the Company received $543,000 and $1.1 million, respectively, in cash from stock options exercised and from shares issued through the Employee Stock Purchase Program. During the three and six months ended June 30, 2006, the Company received $1.7 million and $7.0 million, respectively, in cash from stock options exercised and from shares issued through the Employee Stock Purchase Program.

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2007 AND 2006 IS UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.70%	5.0%	4.69%	4.78%
Expected volatility	48%	49%	48%	49%
Expected life (in years)	5	5	5	5
Expected forfeiture rate	16%	16%	16%	14%

The following table summarizes stock option activity related to the Company’s plan for the six months ended June 30, 2007:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,197	$17.52
Granted	1,218	$13.83
Exercised	(108)	$7.26
Forfeited or expired	(43)	$21.98
Balance at June 30, 2007	3,264	$16.44	7.4	$5,286
Exercisable at June 30, 2007	1,772	$17.02	5.6	$5,215

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the company’s closing stock price of $13.78 at June 29, 2007, representing the last trading day of six months ended June 30, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 and 2006 was $6.63 and $15.51, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $669,465 and $8,633,927, respectively.

The following table summarizes the status of the Company’s nonvested shares as of June 30, 2007:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	432	$11.28
Granted	1,218	$6.63
Vested	(115)	$8.94
Forfeited	(43)	$21.98
Nonvested at June 30, 2007	1,492	$7.56

As of June 30, 2007, there was approximately $9.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.4 years.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2007 AND 2006 IS UNAUDITED)

5. Goodwill and Intangible Assets

The Company wrote off all of its goodwill in the first quarter of 2001 due to impairment. The Company’s other intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.3 million as of June 30, 2007 and December 31, 2006 and accumulated amortization of approximately $6.9 million as of June 30, 2007 and $6.3 million as of December 31, 2006, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 1.1 years. During the fiscal year 2006 the Company assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of the Company’s intangible assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during the year ended December 31, 2006 and determined that the fair value of the Company’s intangible assets were in excess of their carrying value as of December 31, 2006.

Aggregate amortization expense on patents and trademarks was approximately $270,000 and $543,000 for the three and six months ended June 30, 2007, respectively. Aggregate amortization expense on patents and trademarks was approximately $275,000 and $550,000 for the three and six months ended June 30, 2006, respectively. Amortization expense on patents and trademarks is estimated to approximate $1.1 million for fiscal year 2007.

6. Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2,800	$4,160	$5,854	$7,517
Unrealized income (loss) on investments	(6)	(423)	84	(564)
Comprehensive income	$2,794	$3,737	$5,938	$6,953

7. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. At the adoption and as June 30, 2007, we had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. We recognize interest and penalties related to uncertain tax positions in income tax expense which was zero for the three and six months ended June 30, 2007. Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

The provision for income taxes consists solely of alternative minimum federal and state taxes. The Company’s effective income tax rate differs from the statutory income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credits carryforwards to offset taxable income. The Company recorded a tax provision subject to the corporate alternative minimum federal and state taxes of approximately $115,000 and $207,000 for the three and six months ended June 30, 2007, respectively. The Company recorded a tax provision subject to the corporate alternative minimum federal and state taxes of approximately $53,000 and $65,000 for the three and six months ended June 30, 2006, respectively.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2007 AND 2006 IS UNAUDITED)

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (US Postal Service or USPS) mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. Stamps.com was the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Throughout this document when we refer to our PC Postage business, we mean excluding the PhotoStamps business.

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

Stamps.com offers its customers three primary ways to print PC Postage. First, our NetStamps® feature and Photo NetStamps® feature enable customers to print postage for any value and for most classes of mail on NetStamps or Photo NetStamps labels. Photo NetStamps allows customers to use digital photos, designs or images with NetStamps as compared to the standard designs available with normal NetStamps. After they are printed, NetStamps and Photo NetStamps can be used just like regular stamps. Second, our shipping feature allows customers to print postage for packages on plain 8.5” x 11” paper or on special labels, and to add electronic Delivery or Signature Confirmation at discounted prices versus standard USPS prices. Third, our mailing feature tab is typically used to print the postage and address directly on envelopes or on other types of mail or labels, in a single-step process that saves time and provides a professional look. Our PC Postage services also incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the US. In addition, our PC Postage services are designed to integrate into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

PhotoStamps®

On May 17, 2006, we publicly launched our third market test of PhotoStamps, a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, people can now create customized US postage using pictures of their children, pets, vacations, celebrations and more. PhotoStamps is used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. PhotoStamps is currently available under authorization of the USPS for its fourth phase market test, with an authorization for one year through May 2008.

Mailing & Shipping Supplies Store

With the launch of NetStamps in July 2002, we began selling NetStamps labels directly to our customers via our Supplies Store (previously also referred to as our “Online Store”) which is available to our customers from within our PC Postage software. We have expanded our Supplies Store to sell themed NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies.

In September 2006 we launched a new Mailing & Shipping Supplies Store within version 6.0 of our PC Postage client software. This new store features a totally overhauled and reorganized store catalog, same day shipping capabilities, strong messaging of our free or discounted shipping promotions, strong cross sell during checkout, product search capabilities, and new expedited and rush shipping options. We plan to continue to increase the breadth of products offered in our Supplies Store.

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

Recent Developments

On July 26, 2007 we announced the resignation of Jamie Harper, Vice President of Finance and Chief Accounting Officer, to become the chief financial officer of an early stage company. Mr. Harper’s departure was not related to any disagreement with senior management or with Stamps.com’s accounting or operation policies. Chief Financial Officer Kyle Huebner will assume Mr. Harper’s duties.

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

Revenue Recognition. We recognize revenue from product sales or services rendered, as well as from licensing the use of our software and intellectual property, when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

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

Section 382 Update

Under Internal Revenue Code Section 382, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders within a three-year period. When a change of ownership is triggered, our net operating loss ("NOL" or "NOLs") asset may be impaired. We estimate that, as of June 30, 2007 we were approximately at 30% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our current stockholders and prospective investors contact us prior to allowing their ownership interest to reach a five-percent level.

Results of Operations

Total revenue for the second quarter of 2007 was approximately $21.4 million, an increase of 6% compared to the second quarter of 2006. PC Postage service fee revenue declined from $13.6 million in the second quarter 2006 to $13.5 million in the second quarter 2007. Both PhotoStamps and product revenues increased 24% year over year in the second quarter 2007 with revenues of $4.6 million and $2.5 million, respectively. Total postage printed using our service during the second quarter 2007 was up 18% compared to the second quarter 2006. During the second quarter 2007, we added to our PC Postage business approximately 57,000 new paid customers who where successfully billed for the first time and we lost approximately 55,000 existing paid customers, resulting in an increase during the quarter to net paid customers of 2,000. During the first quarter 2007, we added to our PC Postage business approximately 55,000 new paid customers who where successfully billed for the first time and we lost approximately 50,000 existing paid customers, resulting in an increase during the quarter to net paid customers of approximately 5,000.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total Revenues
Service	63%	68%	66%	66%
PhotoStamps	22%	19%	19%	19%
Products	11%	9%	11%	11%
Other	4%	4%	4%	4%
Total revenues	100%	100%	100%	100%
Cost of revenues
Service	11%	11%	11%	12%
PhotoStamps	14%	12%	12%	12%
Products	4%	3%	4%	3%
Other	1%	1%	1%	1%
Total cost of revenues	30%	27%	28%	28%
Gross profit	70%	73%	72%	72%
Operating expenses:
Sales and marketing	37%	32%	38%	32%
Research and development	10%	11%	10%	11%
General and administrative	15%	16%	15%	16%
Total operating expenses	62%	59%	63%	59%
Income from operations	8%	14%	9%	13%
Other income (expense), net	5%	7%	6%	6%
Income before income taxes	13%	21%	15%	19%
Provision for income taxes	1%	0%	0%	0%
Net income	12%	21%	15%	19%

Revenue. Revenue is derived primarily from four sources: (1) service fees charged to customers for use of our PC Postage service; (2) PhotoStamps revenue from the sale of PhotoStamps; (3) product sales consisting of Supplies Store revenue from the direct sale of consumables and supplies; and (4) other revenue consisting of advertising revenue from controlled access advertising to our existing customer base, insurance revenue from our branded insurance offering, and licensing revenue. Total revenue increased from $20.2 million in the second quarter 2006 to $21.4 million in the second quarter 2007, an increase of 6%. Total revenue increased from $40.7 million during the six months ended June 30, 2006 to $41.4 million during the six months ended June 30, 2007, an increase of 2%.

Service fee revenue decreased from $13.6 million in the second quarter 2006 to $13.5 million in the second quarter 2007 while service fee revenue increased from $27.1 million during the six months ended June 30, 2006 to $27.2 million during the six months ended June 30, 2007. Service fee revenue was constant during the quarter and six months ended June 30, 2006 and 2007 as a result of the stability in the number of successfully billed customers during these periods. We successfully billed approximately 324,000 customers during the first quarter 2006 and 2007 and successfully billed approximately 327,000 and 326,000 customers during the second quarter 2006 and 2007, respectively. As a percentage of total revenue, service fee revenue decreased five percentage points to 63% in the second quarter 2007 as compared to 68% in second quarter 2006. As a percentage of total revenue, service free revenue remained at 66% during each of the six months ended June 30, 2007 and 2006. The decrease in service fee revenue as a percentage of total revenue during the second quarter 2007 is primarily attributable to the increase in revenue from our PhotoStamps and Supplies Store products.

PhotoStamps revenue increased from $3.7 million in the second quarter 2006 to $4.6 million in the second quarter 2007, an increase of 24%. As a percentage of total revenue, PhotoStamps revenue increased three percentage points to 22% in the second quarter 2007 as compared to 19% in the second quarter 2006. The increase, both on an absolute basis and as a percentage of total revenue is primarily attributable to business-related PhotoStamps sales. Total PhotoStamps sheets shipped during the second quarter 2007 was approximately 291,000 as compared to 210,000 in the second quarter 2006. PhotoStamps revenue increased from $7.6 million during the six months ended June 30, 2006 to $7.8 million during the six months ended June 30, 2007, an increase of 3%. As a percentage of total revenue, PhotoStamps revenue during the six months ended June 30, 2007 and 2006 was 19%. In addition, average revenue per PhotoStamps sheet declined due to a higher mix of business PhotoStamps orders, which carry a lower per sheet price. PhotoStamps revenue may grow both on an absolute basis and as a percentage of total revenue in future periods if our level of marketing activity for PhotoStamps increases. PhotoStamps marketing activity during the second quarter 2007 was comparable to the second quarter 2006.

Product revenue increased from $2.0 million in the second quarter 2006 to $2.5 million in the second quarter 2007, an increase of 24%. Product revenue increased from $4.4 million during the six months ended June 30, 2006 to $4.8 million during the six months ended June 30, 2007, an increase of 10%. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of our continued effort to market these offerings to our existing and new customers. In addition, we experienced increased sales in our consumable supplies as a result of the increase in postal rate by the USPS during the second quarter 2007. As a percentage of total revenue, product revenue increased two percentage points to 11% in the second quarter 2007 as compared to 9% in the second quarter 2006. This increase is primarily due to the increase in product revenue as a result of the increase in product orders shipped to our existing customers. As a percentage of total revenue, product revenue remained at 11% during the six months ended June 30, 2007 and 2006. We expect product revenue to continue to increase on an absolute basis as we add additional products to our Supplies Store, and as we continue to market these products to our customers.

Other revenue was $805,000 and $809,000 in the second quarter 2006 and 2007, respectively. Other revenue was $1.6 million in each of the six months ended June 30, 2006 and 2007. As a percentage of total revenue, other revenue was 4% during the three and six months ended June 30, 2006 and 2007. Included in other revenue is our branded insurance program which was approximately $355,000 and $730,000 for the three and six months ended June 30, 2007, respectively, or approximately 2% of total revenue. We expect other revenue to decrease both on an absolute basis and as a percentage of total revenue in future periods as we focus our marketing efforts on service fee and PhotoStamps revenue.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased from $5.5 million in the second quarter 2006 to $6.4 million in the second quarter 2007, an increase of 17%. Cost of revenue increased from $11.5 million during the six months ended June 30, 2006 to $11.8 million during the six months ended June 30, 2007, an increase of 3%. As a percentage of total revenue, cost of revenue was 27% and 30% during the second quarter June 30, 2006 and 2007, respectively. As a percentage of total revenue, cost of revenue was 28% during each of the six months ended June 30, 2006 and 2007.

Cost of service revenue was $2.4 million in each of the second quarter of 2006 and 2007. Cost of service revenue decreased from $4.9 million during the six months ended June 30, 2006 to $4.8 million during the six months ended June 30, 2007, a decrease of 4%. As a percentage of total revenue, cost of service revenue remained at 11% during the second quarter 2006 and 2007, and decreased by one percentage point to 11% during six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The decrease, both on an absolute basis and as a percentage of total revenue is mainly attributable to the decrease in the redemption rate of promotional items.

Included in cost of service revenue are promotional expenses. This includes free postage and a free digital scale offered to new customers, and was approximately $384,000 and $570,000 in the second quarter 2007 and 2006, respectively, and $791,000 and $1.3 million during the six months ended June 30, 2007 and 2006, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion. However, the revenue associated with the acquired customer is earned over the customer's lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in that period.

Cost of PhotoStamps revenue increased from $2.4 million in the second quarter 2006 to $3.1 million in the second quarter 2007, an increase of 29%. Cost of PhotoStamps revenue increased from $4.8 million during the six months ended June 30, 2006 to $5.1 million during the six months ended June 30, 2007, an increase of 7%. As a percentage of total revenue, cost of PhotoStamps increased two percentage points to 14% in the second quarter 2007 as compared to the second quarter 2006 and remained at 12% during six months ended June 30, 2006 and 2007. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in customer orders as a result of marketing efforts. Additionally, the gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of US Postal Service postage as part of our cost of PhotoStamps revenue. As a result, future increases in PhotoStamps sales would further increase the overall cost of Photostamps revenue as a percentage of total revenue. Cost of PhotoStamps revenue may grow both on an absolute basis and as a percentage of total revenue in future periods.

Cost of product revenue increased from $628,000 in the second quarter 2006 to $839,000 in the second quarter 2007, an increase of 34%. Cost of product revenue increased from $1.4 million during the six months ended June 30, 2006 to $1.6 million during the six months ended June 30, 2007, an increase of 19%. The increase is primarily attributable to the increase in our shipping and handling cost. As a percentage of total revenue, cost of product revenue increased by one percentage point to 4% during each of the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006. We expect the cost of product sales to increase in future periods, which is consistent with our expectation that product sales may also increase in future periods.

Cost of other revenue was $169,000 and $137,000 in the second quarter 2006 and 2007, respectively. Cost of other revenue was $339,000 and $278,000 during the six months ended June 30, 2006 and 2007, respectively. As a percentage of total revenue, cost of other revenue remained at 1% during each of the three and six months ended June 30, 2006 and 2007.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased from $6.4 million in the second quarter 2006 to $7.9 million in the second quarter 2007, an increase of 23%. Sales and marketing expense increased from $13.3 million during the six months ended June 30, 2006 to $15.8 million during the six months ended June 30, 2007, an increase of 19%. As a percentage of total revenue, sales and marketing expense increased five percentage points to 37% in the second quarter 2007 as compared to the second quarter 2006 and increased six percentage points to 38% during six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase during the six months ended June 30, 2007, both on an absolute basis and as a percentage of total revenue is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our PC Postage business partially offset by a decrease in marketing expenditures related to PhotoStamps. During the second quarter 2007, PhotoStamps marketing expenditure was comparable to the second quarter 2006. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising. We currently expect sales and marketing expenses to increase significantly in fiscal 2007 as compared to fiscal 2006 as we plan to increase our direct mail activity.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense decreased from $2.2 million in the second quarter of 2006 to $2.1 million in the second quarter 2007, a decrease of 4%. Research and development expense decreased from $4.5 million during the six months ended June 30, 2006 to $4.2 million during the six months ended June 30, 2007, a decrease of 6%. This decrease is primarily due to the decrease in SFAS 123R stock-based compensation and temporary labor expenses. As a percentage of total revenue, research and development expense decreased by one percentage point to 10% during each of the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006. We currently expect research and development expenses to increase in fiscal 2007 as compared to fiscal 2006 as we plan to hire additional employees in this area.

General and Administrative. General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense was $3.2 million in each of the second quarter 2006 and 2007. General and administrative expense decreased from $6.4 million during the six months ended June 30, 2006 to $6.0 million during the six months ended June 30, 2007, a decrease of 6%. The decrease in general and administrative expense is primarily due to the decrease in legal expense. As a percentage of total revenue, general and administrative expense decreased one percentage point to 15% in the second quarter 2007 and during the six months ended June 30, 2007 as compared to the second quarter 2006 and the six months ended June 30, 2006. We currently expect general and administrative expenses to increase in fiscal 2007 as compared to fiscal 2006 as we expect an increase in legal spending as a result of increased activity in existing litigation.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net decreased from $1.4 million in the second quarter 2006 to $1.2 million in the second quarter 2007, a decrease of 16%. Other income, net decreased from $2.5 million during the six months ended June 30, 2006 to $2.4 million during the six months ended June 30, 2007, a decrease of 4%. As a percentage of total revenue, other income, net decreased two percentage points to 5% in the second quarter 2007 as compared to the second quarter 2006 and remained at 6% during six months ended June 30, 2007 and 2006, respectively. The decrease, both on an absolute basis and as a percentage of total revenue is primarily attributable to lower investment balances as we continue to buy back shares of our common stock under our current stock repurchase program.

Liquidity and Capital Resources

As of June 30, 2007 and December 31, 2006 we had approximately $94 million and $106 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4 million through February 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at June 30, 2007 (in thousands):

Operating
Six months ending December 31, 2007	$357
Years ending December 31:
2008	751
2009	794
2010	134
2011	-
$2,036

During the first and second quarters of 2007 we repurchased approximately 1.4 million shares of common stock for approximately $19.3 million. We will consider repurchasing stock throughout our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks and any additional constraints because of material inside information we may possess.

Net cash provided by operating activities was $6.7 million and $8.7 million during the six months ended June 30, 2007 and 2006, respectively. The decrease in net cash provided by operating activities resulted primarily from the payment of marketing expenses which principally consist of costs associated with direct mail and online marketing.

Net cash provided by investing activities was $15.6 million during the six months ended June 30, 2007. Net cash used in investing activities was $17.7 million during the six months ended June 30, 2006. The decrease in net cash used in investing activities resulted primarily from the sale of investments to fund the repurchase of stock, as noted above.

Net cash used in financing activities was $18.3 million during the six months ended June 30, 2007. Net cash provided by financing activities was $7.0 million during the six months ended June 30, 2006. The decrease in net cash provided by financing activities resulted primarily from the repurchase of our stock, as noted above.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 300 days at June 30, 2007. Our cash equivalents and investments, net of restricted cash, approximated $93.6 million and had a related weighted average interest rate of approximately 5.3%. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the second quarter ended June 30, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. On August 23, 2006, the court granted our summary judgment motions on the trade secret and other non-patent claims. The court held a “Markman” hearing to construe the terms of the Kara Technology patents on May 31, 2007, but has not yet ruled. The Court has scheduled a trial commencement date of November 13, 2007. We dispute Kara Technology’s claims and intend to defend the lawsuit vigorously.

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven Stamps.com patents covering, among other things, Internet postage technology. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for declaratory judgment that all eleven patents are invalid, unenforceable and not infringed. The Court has scheduled a trial commencement date of March 25, 2008. We dispute the counterclaims and intend to prosecute the lawsuit vigorously.

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

In June 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us, which was further documented in a Stipulation and Agreement of Settlement filed with the court. The proposed settlement, which would not require Stamps.com to make any payments, was preliminarily approved by the court in February 2005 and was the subject of a fairness hearing in April 2006.

In October 2004, however, the court issued an order regarding class certification in certain related matters. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated that order, and determined that the related matters could not be certified as a class as currently defined. That appellate decision rendered uncertain whether our proposed settlement could be finally approved and consummated, and, in June 2007, the proposed settlement was terminated. As a result, it is expected that plaintiffs will file an amended complaint and propose an alternative class definition. If such a class definition does not receive final approval and/or a later settlement is not consummated for any reason, we intend to defend the lawsuits vigorously because we believe that the claims against us and our officers and directors are without merit.

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

Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. In order to attract customers in the future, we may run special promotions and offers such as trial periods, discounts on fees, postage and supplies, and other promotions. We cannot be sure that customers will be receptive to future fee structures and special promotions that we may implement. Even though we have established a sizeable base of users, we still may not generate sufficient gross margins to remain profitable. In addition, our ability to generate revenues or sustain profitability could be adversely affected by the special promotions or additional changes to our pricing plans.

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

We must minimize the rate of loss of existing customers while adding new customers. Customers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently. Also customers may feel the costs for service are too high, they may be going out of business, or they may have other issues that are not satisfactorily resolved. We must continually add new customers both to replace customers who cancel and to continue to grow our business beyond our current customer base. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of customers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these customers with new customers.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have 68 issued US patents, 82 pending US patent applications, 9 international patents and 19 pending international patent applications. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of June 30, 2007 we were approximately at 30% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOL assets, Stamps.com requests that all of our investors contact us prior to allowing their ownership interest to reach a five-percent level.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of common stock during the first quarter ended June 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	368,357	$14.41	368,357	$ 7,997,000
February 1, 2007 - February 28, 2007	—	—	—	$ 27,997,000
March 1, 2007 - March 31, 2007	1,800	$14.00	1,800	$ 27,972,000
April 1, 2007 - April 30, 2007	265,226	$13.49	265,226	$ 24,393,000
May 1, 2007 - May 31, 2007	605,154	$13.87	605,154	$ 15,998,000
June 1, 2007 - June 30, 2007	140,312	$14.25	140,312	$ 13,998,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 6, 2007. At that meeting, two proposals were submitted to a vote of our stockholders: (1) to elect two directors (Mohan Ananda and Kevin Douglas) to serve for a three-year term ending in the year 2010 or until their successors are duly elected and qualified; and (2) to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007.

At the close of business on the record date for the meeting (which was April 14, 2007), there were 24,166,933 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 22,215,311 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal	For	Withheld
Election of two directors:
Mohan Ananda	18,304,894	3,910,417
Kevin Douglas	21,839,692	375,619

Proposal	For	Against	Abstain
Appointment of Ernst & Young LLP (auditors)	22,144,943	60,694	9,674

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

STAMPS.COM INC.
(Registrant)

August 9, 2007	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

August 9, 2007	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer