Form 10-Q
period 2007-09-30
STAMPS.COM INC
filed 2007-11-08
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were approximately 19,828,191 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,079	$11,740
Restricted cash	554	554
Short-term investments	42,975	45,635
Trade accounts receivable, net	2,448	2,365
Other accounts receivable	2,877	671
Other current assets	2,779	2,095
Total current assets	66,712	63,060
Property and equipment, net	4,203	5,084
Intangible assets, net	1,142	1,956
Long-term investments	25,388	48,145
Other assets	3,822	3,305
Total assets	$101,267	$121,550

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,455	$10,459
Deferred revenue	2,735	556
Total current liabilities	12,190	11,015
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2007 and 2006
Issued shares: 24,244 in 2007 and 24,082 in 2006
Outstanding shares: 19,797 in 2007 and 22,185 in 2006	47	47
Additional paid-in capital	621,912	618,664
Accumulated deficit	(468,921)	(477,221)
Treasury stock, at cost, 4,447 shares in 2007 and 1,897 shares in 2006	(63,737)	(30,429)
Accumulated other comprehensive loss	(224)	(526)
Total stockholders’ equity	89,077	110,535
Total liabilities and stockholders’ equity	$101,267	$121,550

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Revenues:
Service	$14,115	$13,057	$41,282	$40,142
PhotoStamps	3,534	3,148	11,345	10,756
Product	2,296	1,925	7,111	6,297
Insurance	339	326	1,068	1,050
Other	—	453	907	1,366
Total revenues	20,284	18,909	61,713	59,611
Cost of revenues:
Service	2,369	2,332	7,123	7,273
PhotoStamps	2,485	2,085	7,626	6,884
Product	760	553	2,398	1,995
Insurance	105	99	331	325
Other	—	26	52	78
Total cost of revenues	5,719	5,095	17,530	16,555
Gross profit	14,565	13,814	44,183	43,056
Operating expenses:
Sales and marketing	7,917	5,971	23,674	19,241
Research and development	2,100	2,239	6,322	6,737
General and administrative	3,114	2,626	9,079	8,997
Total operating expenses	13,131	10,836	39,075	34,975
Income from operations	1,434	2,978	5,108	8,081
Other income:
Interest income	1,062	1,339	3,449	3,817
Total other income	1,062	1,339	3,449	3,817
Income before income taxes	2,496	4,317	8,557	11,898
Provision for income taxes Basic	50	54	257	119
Net income	$2,446	$4,263	$8,300	$11,779
Net income per share (see Note 3):
Basic Basic	$0.12	$0.18	$0.39	$0.50
Diluted	$0.12	$0.18	$0.39	$0.48
Weighted average shares outstanding
Basic Basic	20,243	23,458	21,156	23,443
Diluted	20,575	24,091	21,548	24,346

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months ended September 30,
	2007	2006
Operating activities:
Net income	$8,300	$11,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,295	2,161
Stock-based compensation expense	1,933	2,210
Changes in operating assets and liabilities:
Trade accounts receivable	(83)	(144)
Other accounts receivable	(2,206)	(167)
Prepaid expenses	(684)	(802)
Other assets	(517)	(1,664)
Deferred revenue	2,081	—
Accounts payable and accrued expenses	(906)	(57)
Net cash provided by operating activities	10,213	13,316
Investing activities:
Sale of short-term investments	32,648	28,867
Purchase of short-term investments	(29,984)	(26,202)
Sale of long-term investments	30,522	14,158
Purchase of long-term investments	(7,467)	(35,849)
Proceeds from investing activities	—	623
Acquisition of property and equipment	(600)	(2,073)
Net cash provided by (used in) investing activities	25,119	(20,476)
Financing activities:
Proceeds from exercise of stock options	838	7,370
Issuance of common stock under ESPP	477	538
Repurchase of common stock	(33,308)	(7,684)
Net cash (used in) provided by financing activities	(31,993)	224
Net increase (decrease) in cash and cash equivalents	3,339	(6,936)
Cash and cash equivalents at beginning of period	11,740	20,768
Cash and cash equivalents at end of period	$15,079	$13,832

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2007 AND 2006 IS UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

We prepared the financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.
In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007.

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
We are involved in various litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We record liabilities for claims against us when the loss is probable and estimable. Amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results could differ from estimates.

Revenue Recognition

We recognize revenue from product sales or services rendered, as well as from licensing the use of our software and intellectual property, when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Service revenue is based on monthly convenience fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including PhotoStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. We recognize licensing revenue ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers who purchase postage for use through our NetStamps, shipping label or mailing features, pay face value, and the funds are transferred directly from the customers to the US Postal Service. We do not recognize revenue for this postage as it is purchased by our customers directly from the US Postal Service.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2007 AND 2006 IS UNAUDITED)

We provide our customers with the opportunity to purchase parcel insurance directly through the Stamps.com software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

Gift Cards

We sell gift cards for our PhotoStamps product to our customers through our website and selected third parties. Proceeds from the sale of gift cards are initially recorded as a liability when received. We record the liability for outstanding gift cards in deferred revenue. Revenue from gift cards, which is recognized at the time of redemption, is currently immaterial to our financial statements. We have not recorded any breakage income related to our gift card program.

2. Legal Proceedings

Please refer to "Part II - Other Information - Item 1 - Legal Proceedings" of this report for a discussion of our current legal proceedings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,446	$4,263	$8,300	$11,779

Basic - weighted average common shares	20,243	23,458	21,156	23,443
Diluted effect of common stock equivalents	332	633	392	903
Diluted - weighted average common shares	20,575	24,091	21,548	24,346

Earnings per share:
Basic	$0.12	$0.18	$0.39	$0.50
Diluted	$0.12	$0.18	$0.39	$0.48

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Anti-dilutive stock options shares	2,371	569	1,639	346

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2007 AND 2006 IS UNAUDITED)

4. Stock-Based Employee Compensation

Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Financial Statements as of and for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS 123R.

The following table sets forth the stock-based compensation expense that we recognized under SFAS 123R for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense relating to:
Employee and director stock options	$808	$408	$1,849	$1,400
Employee stock purchases	37	311	84	810
Total stock-based compensation expense	$845	$719	$1,933	$2,210

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense relating to:
Cost of sale	$102	$120	$278	$300
Sales and marketing	170	99	326	273
Research and development	191	245	464	664
General and administrative	382	255	865	973
Total stock-based compensation expense	$845	$719	$1,933	$2,210

SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Income. Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Statement of Income prior to January 1, 2006 because the exercise price of our stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Statements of Income for the three and nine months ended September 30, 2007 and 2006 included 1) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Compensation expense recognized for all employee stock options awards granted is recognized using the straight-line single method over their respective vesting periods of three or four years. As stock-based compensation expense recognized in the Statements of Income for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2007 AND 2006 IS UNAUDITED)

SFAS 123R requires the cash flow resulting from tax benefits resulting from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Prior to fiscal 2005 we had a history of net operating losses and because it is uncertain as to when and if it may realize its deferred tax assets, we have placed a valuation allowance against its otherwise recognizable deferred tax asset. Therefore, there are no excess tax benefits recorded in the financing cash inflow that would have been classified as an operating cash inflow if we had not adopted SFAS 123R. During the three and nine months ended September 30, 2007, we received $262,000 and $1.3 million, respectively, in cash from stock options exercised and from shares issued through the Employee Stock Purchase Program. During the three and nine months ended September 30, 2006, we received $909,000 and $7.9 million, respectively, in cash from stock options exercised and from shares issued through the Employee Stock Purchase Program.

Upon adoption of SFAS 123R we continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

For options granted, our assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of our stock price for the period January 1, 2002 through the date of option grant because management believes the historical volatility since January 1, 2002 is more representative of prospective volatility. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.59%	4.9%	4.65%	4.82%
Expected volatility	49%	49%	48%	49%
Expected life (in years)	5	5	5	5
Expected forfeiture rate	16%	16%	16%	15%

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2007 AND 2006 IS UNAUDITED)

The following table summarizes stock option activity related to our plan for the nine months ended September 30, 2007:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,197	$17.52
Granted	1,288	$13.77
Exercised	(116)	$7.24
Forfeited or expired	(172)	$19.05
Balance at September 30, 2007	3,197	$16.33	7.2	$3,765
Exercisable at September 30, 2007	1,862	$17.05	5.5	$3,748

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $11.97 at September 28, 2007, representing the last trading day of the nine months ended September 30, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $6.61 and $14.13, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $669,856 and $9,092,218, respectively.

The following table summarizes the status of our nonvested shares as of September 30, 2007:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	432	$11.28
Granted	1,288	$6.61
Vested	(213)	$8.62
Forfeited	(172)	$9.11
Nonvested at September 30, 2007	1,335	$7.37

As of September 30, 2007, there was approximately $9.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.3 years.

5. Goodwill and Intangible Assets

We wrote off all of our goodwill in the first quarter of 2001 due to impairment. We continue to amortize our other intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.3 million as of September 30, 2007 and December 31, 2006 and accumulated amortization of approximately $7.2 million as of September 30, 2007 and $6.3 million as of December 31, 2006, over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of less than one year. During the fiscal year 2006 we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during the year ended December 31, 2006 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2006.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2007 AND 2006 IS UNAUDITED)

Aggregate amortization expense on patents and trademarks was approximately $270,000 and $814,000 for the three and nine months ended September 30, 2007, respectively. Aggregate amortization expense on patents and trademarks was approximately $275,000 and $825,000 for the three and nine months ended September 30, 2006, respectively. Amortization expense on patents and trademarks is estimated to approximate $1.1 million for fiscal year 2007.

6. Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,446	$4,263	$8,300	$11,779
Unrealized income on investments	218	587	302	23
Comprehensive income	$2,664	$4,850	$8,602	$11,802

7. Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. At the adoption and as of September 30, 2007, we had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. We recognize interest and penalties related to uncertain tax positions in income tax expense which was zero for the three and nine months ended September 30, 2007. Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

The provision for income taxes consists solely of alternative minimum federal and state taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credits carryforwards to offset taxable income. We recorded a tax provision subject to the corporate alternative minimum federal and state taxes of approximately $50,000 and $257,000 for the three and nine months ended September 30, 2007, respectively. We recorded a tax provision subject to the corporate alternative minimum federal and state taxes of approximately $54,000 and $119,000 for the three and nine months ended September 30, 2006, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to management . Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Please refer to the risk factors under “Item 1A. Risk Factors” as well as those described elsewhere in our public filings. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We currently have federal and state net operating loss carry-forwards. Under applicable law, those assets could be adversely affected by the acquisition by any person of more than 5% of our outstanding stock. Accordingly, we strongly urge you to contact us prior to allowing your ownership interest in our stock to exceed 900,000 shares.

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

PhotoStamps®

In May 2007, we publicly launched our fourth market test of PhotoStamps, a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, people can now create customized US postage using pictures of their children, pets, vacations, celebrations and more. PhotoStamps is used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. PhotoStamps is currently available under authorization of the USPS for its fourth phase market test, with an authorization for one year through May 2008.

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

Critical Accounting Policies

General. The discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Promotional Expense. A portion of our new PC Postage customers are offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense which is included in cost of service is incurred as customers qualify and thereby may not correlate directly with changes in revenue as the revenue associated with the acquired customer is earned over the customer's lifetime.

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

Section 382 Update

Under Internal Revenue Code Section 382, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders within a three-year period. When a change of ownership is triggered, our net operating loss ("NOL" or "NOLs") asset may be impaired. We estimate that, as of September 30, 2007 we were approximately at 35% compared with the 50% level that would trigger impairment of our NOL asset.

As part of our ongoing program to preserve future use of our NOL assets, we strongly urge any person contemplating owning more than 900,000 of our shares to contact us before doing so.

Results of Operations

Total revenue for the third quarter 2007 was approximately $20.3 million, an increase of 7% compared to $18.9 million in the third quarter 2006. PC Postage subscriber related revenue, including service revenue, store revenue and insurance revenue, was $16.8 million, an increase of 9% compared to $15.3 million in the third quarter 2006. PC Postage paid customers, from whom we successfully collected service fees at least once during the quarter, increased by 11% to 345,000 during the third quarter 2007 from 311,000 during the third quarter 2006. PC Postage average monthly subscriber related revenue per paid customer decreased by 1% to $16.21 during the third quarter 2007 from $16.43 during the third quarter 2006. PhotoStamps revenue was approximately $3.5 million, an increase of 12% compared to $3.1 million in the third quarter 2006. PhotoStamps sheets shipped increased by 28% to 225,000 shipped during the third quarter 2007 from 176,000 shipped during the third quarter 2006. PhotoStamps revenue per sheet shipped decreased by 12% to $15.75 during the third quarter 2007 from $17.89 during the third quarter 2006.

During the third quarter 2007, we added to our PC Postage business approximately 67,000 new paid customers from whom we successfully collected service fee at least once, and lost approximately 48,000 existing paid customers, resulting in an increase of 19,000 net paid customers during the quarter.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total Revenues
Service	70%	69%	67%	67%
PhotoStamps	17%	17%	18%	18%
Products	11%	10%	12%	11%
Insurance	2%	2%	2%	2%
Other	0%	2%	1%	2%
Total revenues	100%	100%	100%	100%
Cost of revenues
Service	12%	12%	12%	12%
PhotoStamps	12%	11%	12%	12%
Products	4%	3%	4%	3%
Insurance	0%	1%	0%	1%
Other	0%	0%	0%	0%
Total cost of revenues	28%	27%	28%	28%
Gross profit	72%	73%	72%	72%
Operating expenses:
Sales and marketing	39%	32%	39%	32%
Research and development	11%	12%	10%	11%
General and administrative	15%	14%	15%	15%
Total operating expenses	65%	58%	64%	58%
Income from operations	7%	15%	8%	14%
Other income (expense), net	5%	7%	6%	6%
Income before income taxes	12%	22%	14%	20%
Provision for income taxes	0%	0%	0%	0%
Net income	12%	22%	14%	20%

Revenue. Our revenue is derived primarily from four sources: (1) service fees charged to customers for use of our PC Postage service; (2) PhotoStamps revenue from the sale of PhotoStamps; (3) product sales consisting of Supplies Store revenue from the direct sale of consumables and supplies; (4) insurance revenue from our branded insurance offering; and (5) other revenue consisting of advertising revenue from controlled access advertising to our existing customer base and licensing revenue. Total revenue increased to $20.3 million in the third quarter 2007 from $18.9 million in the third quarter 2006, an increase of 7%. Total revenue increased to $61.7 million during the nine months ended September 30, 2007 from $59.6 million during the nine months ended September 30, 2006, an increase of 4%.

Service fee revenue increased to $14.1 million in the third quarter 2007 from $13.1 million in the third quarter 2006, an increase of 8%. Service fee revenue increased to $41.3 million during the nine months ended September 30, 2007 from $40.1 million during the nine months ended September 30, 2006, an increase of 3%. The increase is primarily attributable to the increase in the number of paid customers during the third quarter 2007 as a result of our increased customer acquisition spend during the year. The total number of paid customers we successfully collected service fees from at least once during the quarter was approximately 345,000 and 311,000 during the third quarter 2007 and 2006, respectively. Average monthly service fee revenue per paid customer was approximately $13.64 and $14.00 during the third quarter 2007 and 2006, respectively. The decrease is primarily attributable to having a greater number of paid customers on lower priced plans as compared to last year. As a percentage of total revenue, service fee revenue increased one percentage point to 70% in the third quarter 2007 as compared to 69% in third quarter 2006. As a percentage of total revenue, service free revenue remained at 67% during each of the nine months ended September 30, 2007 and 2006. We intend to continue to increase our level of spending on customer acquisition in order to grow our service fee revenue in future periods.

PhotoStamps revenue increased to $3.5 million in the third quarter 2007 from $3.1 million in the third quarter 2006, an increase of 12%. PhotoStamps revenue increased to $11.3 million during the nine months ended September 30, 2007 from $10.8 million during the nine months ended September 30, 2006, an increase of 5%. The increase both during the quarter and the nine months ended September 30, 207 is primarily attributable to the increase in PhotoStamps sheets shipped. Total PhotoStamps sheets shipped were approximately 225,000 and 176,000 during the third quarter 2007 and 2006, respectively, and 705,000 and 596,000 during the nine months ended September 30, 2007 and 2006, respectively. Average revenue per PhotoStamps sheet shipped was approximately $15.75 and $17.89 during the third quarter 2007 and 2006, respectively. Both the increase in sheets shipped and the decrease in average revenue per sheet were primarily attributable to a higher mix of high volume business PhotoStamps orders, which carry a lower per sheet price. As a percentage of total revenue, PhotoStamps revenue during the third quarter 2007 and 2006 was 17% and 18% during the nine months ended September 30, 2007 and 2006. We plan to reduce our future level of sales and marketing spending on PhotoStamps in future periods on a year-over-year basis to improve profitability in PhotoStamps, which we expect will result in declining PhotoStamps revenue on a year-over-year basis.

Product revenue increased to $2.3 million in the third quarter 2007 from $1.9 million in the third quarter 2006, an increase of 19%. Product revenue increased to $7.1 million during the nine months ended September 30, 2007 from $6.3 million during the nine months ended September 30, 2006, an increase of 13%. The increase was attributable to the following: (1) we launched a new supplies store interface in September 2006 (2) growth in the paid customer base (3) marketing the store to our existing base (4) additional SKUs we added to the store and (5) growth in postage printed which helps drive sales of consumable supplies such as labels. Total postage printed was approximately $68 million and $55 million during the third quarter 2007 and 2006, respectively, and $195 million and $167 million during the nine months ended September 30, 2007 and 2006, respectively. As a percentage of total revenue, product revenue increased one percentage point to 11% in the third quarter 2007 as compared to 10% in the third quarter 2006. As a percentage of total revenue, product revenue increased slightly to 11% in the third quarter 2007 as compared to 10% in the third quarter 2006 and to 12% during the nine months ended September 30, 2007 as compared to 11% in the nine months ended September 30, 2006. We expect product revenue to continue to increase in future periods as we plan to add additional products to our supplies store, and as we continue to market these products to our new and existing customers.

Insurance revenue increased to $339,000 in the third quarter 2007 from $326,000 in the third quarter of 2006, an increase of 4%. The increase is primarily attributable to the increase in the average of dollar value insured per transaction. Insurance revenue was approximately $1.1 million each during the nine months ended September 30, 2007 and 2006. As a percentage of total revenue, insurance revenue remained at 2% in each of the three and nine months ended September 30, 2007 and 2006, respectively. We expect insurance revenue to increase in future periods to the extent that we realize our plans to grow our PC Potage business.

Other revenue decreased to $0 in the third quarter 2007 from $453,000 in the third quarter 2006, a decrease of 100%. Other revenue decreased to $906,000 during the nine months ended September 30, 2007 from $1.4 million during the nine months ended September 30, 2006, a decrease of 34%. As a percentage of total revenue, other revenue decreased to 0% in the third quarter 2007 as compared to 2% in the third quarter 2006, and to 1% during the nine months ended September 30, 2007 as compared to 2% during the nine months ended September 30, 2006. The decrease in other revenue, both on an absolute basis and as a percentage of total revenue is mainly attributable to the expiration of a licensing agreement in June 2007. We do not expect other revenue to be material in future periods.

Cost of Revenue. Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased from $5.1 million in the third quarter 2006 to $5.7 million in the third quarter 2007, an increase of 12%. Cost of revenue increased to $5.7 million in the third quarter 2007 from $5.1 million in the third quarter 2006, an increase of 12%. Cost of revenue increased to $17.5 million during the nine months ended September 30, 2007 from $16.6 million during the nine months ended September 30, 2006, an increase of 6%. As a percentage of total revenue, cost of revenue was 27% and 28% during the third quarters of September 30, 2006 and 2007, respectively, and 28% during each of the nine months ended September 30, 2006 and 2007.

Cost of service revenue increased to $2.4 million in the third quarter of 2007 from $2.3 million in the third quarter of 2006, an increase of 2%. Cost of service revenue decreased to $7.1 million during the nine months ended September 30, 2007 from $7.3 million during the nine months ended September 30, 2006, a decrease of 2%. The increase during the third quarter 2007 is mainly attributable to headcount related expenses increasing in customer service. The decrease during the nine months ended September 30, 2007 is mainly attributable to the decrease in promotional expense as a result of a decrease in coupon redemption rates. As a percentage of total revenue, cost of service revenue remained at 12% during each of the three and nine months ended September 30, 2007 and 2006, respectively.

Included in cost of service revenue are promotional expenses. This includes free postage and a free digital scale offered to new customers, and was approximately $399,000 and $439,000 in the third quarter 2007 and 2006, respectively, and $1.2 million and $1.7 million during the nine months ended September 30, 2007 and 2006, respectively. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion. However, the revenue associated with the acquired customer is earned over the customer's lifetime. Therefore, promotional expense for newly acquired customers may be higher than the revenue earned from those customers in the initial period.

Cost of PhotoStamps revenue increased to $2.5 million in the third quarter 2007 from $2.1 million in the third quarter 2006, an increase of 19%. Cost of PhotoStamps revenue increased to $7.6 million during the nine months ended September 30, 2007 from $6.9 million during the nine months ended September 30, 2006, an increase of 11%. As a percentage of total revenue, cost of PhotoStamps increased to 12% in the third quarter 2007 as compared to 11% in the third quarter 2006 and was 12% during each of the nine months ended September 30, 2006 and 2007. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in high volume business orders. Additionally, the gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of US Postal Service postage as part of our cost of PhotoStamps revenue. As a result, future increases in PhotoStamps sales would further increase the overall cost of Photostamps revenue as a percentage of total revenue. While we expect PhotoStamps revenue to decrease on year-over-year basis in future periods, cost of PhotoStamps revenue may grow on a year-over-year basis in future periods if high volume business PhotoStamps orders, which carry a lower gross margin compared with PhotoStamps website orders, compose a higher percentage of total orders.

Cost of product revenue increased to $760,000 in the third quarter of 2007 from $553,000 in the third quarter of 2006, an increase of 37%. Cost of product revenue increased to $2.4 million during the nine months ended September 30, 2007 from $2.0 million during the nine months ended September 30, 2006, an increase of 20%. As a percentage of total revenue, cost of product revenue increased to 4% during each of the three and nine months ended September 30, 2007, as compared to 3% in each of the three and nine months ended September 30, 2006. The increase, both on an absolute basis and as a percentage of revenue is mainly attributable to the increase in product sales. See “Product Revenue” in Results of Operation above for further discussion. We expect the cost of product sales to increase in future periods, which is consistent with our expectation that product sales will increase in future periods.

Cost of insurance revenue increased to $105,000 in the third quarter of 2007 from $99,000 in the third quarter of 2006, an increase of 6%. Cost of insurance revenue increased to $331,000 during the nine months ended September 30, 2007 from $325,000 during the nine months ended September 30, 2006, an increase of 2%. This is mainly attributable to the increase in insurance sales as a result of the increase in the average of dollar value insured per transaction. As a percentage of total revenue, cost of insurance revenue decreased to less than one percentage point during each of the three and nine months ended September 30, 2007, as compared to 1% for each of the three and nine months ended September 30, 2006. We expect the cost of insurance to increase in future periods, which is consistent with our expectation that insurance revenue will increase in future periods.

Cost of other revenue decreased to $0 in the third quarter of 2007 from $26,000 in the third quarter of 2006, a decrease of 100%. Cost of other revenue decreased to $52,000 during the nine months ended September 30, 2007 from $78,000 during the nine months ended September 30, 2006, a decrease of 33%. The decrease in cost of other revenue is mainly attributable to the expiration of a licensing agreement in June 2007. As a percentage of total revenue, cost of other revenue remained at less than one percent during each of the three and nine months ended September 30, 2007 and 2006.

Sales and Marketing. Sales and marketing expense principally consists of costs associated with strategic partnership relationships, advertising, and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased to $8.0 million in the third quarter 2007 from $6.0 million in the third quarter 2006, an increase of 33%. Sales and marketing expense increased to $23.7 million during the nine months ended September 30, 2007 from $19.2 million during the nine months ended September 30, 2006, an increase of 23%. As a percentage of total revenue, sales and marketing expense increased seven percentage points to 39% during each of the three and nine months ended September 30, 2007, as compared to 32% in each of the three and nine months ended September 30, 2006. The increase, both on an absolute basis and as a percentage of total revenue is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our PC Postage business, partially offset by a decrease in marketing expenditures related to PhotoStamps. During the third quarter 2007, both PC Postage and PhotoStamps marketing expenditures increased as compared to the third quarter 2006. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising. We expect sales and marketing expenses in our PC Postage business to increase significantly on a year-over-year basis in future periods as we plan to continue our increased level of direct mail activity. We expect sales and marketing expenses in our PhotoStamps business to decrease on a year-over-year basis going forward, as we plan to decrease our spending on marketing programs with lower anticipated returns.

Research and Development. Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense decreased to $2.1 million in the third quarter 2007 from $2.2 million in the third quarter 2006, a decrease of 6%. Research and development expense decreased to $6.3 million during the nine months ended September 30, 2007 from $6.7 million during the nine months ended September 30, 2006, a decrease of 6%. This decrease is primarily due to the decrease in SFAS 123R stock-based compensation and lower headcount related expenses. As a percentage of total revenue, research and development expense decreased by one percentage point to 11% and 10% in each of the three and nine months ended September 30, 2007, respectively, as compared to 12% and 11% in the three and nine months ended September 30, 2006, respectively. We currently expect research and development expense to increase in future periods primarily related to expected increase in headcount related expenses.

General and Administrative. General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased to $3.1 million in the third quarter 2007 from $2.6 million in the third quarter 2006, an increase of 19%. General and administrative expense increased to $9.1 million during the nine months ended September 30, 2007 from $9.0 million during the nine months ended September 30, 2006, an increase of 1%. The increase in general and administrative expense during the third quarter is primarily due to the increase in legal expenses relating to existing litigation and to increased SFAS 123R stock-based compensation expense. Stock-based compensation expense increased to $382,000 in the third quarter 2007 from $255,000 in the third quarter 2006 and decreased to $865,000 during the nine months ended September 30, 2007 from $973,000 during the nine months ended September 30, 2006. As a percentage of total revenue, general and administrative expense increased one percentage point to 15% in the third quarter of 2007 as compared to 14% in the third quarter of 2006 and was 15% during each of the nine months ended September 30, 2007 and 2006. We currently expect general and administrative expenses to increase in future periods primarily because of increased activity in existing litigation.

Other Income, Net. Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net decreased to $1.1 million in the third quarter 2007 from $1.3 million in the third quarter 2006, a decrease of 21%. Other income, net decreased to $3.4 million during the nine months ended September 30, 2007 from $3.8 million during the nine months ended September 30, 2006, a decrease of 10%. As a percentage of total revenue, other income, net decreased two percentage points to 5% in the third quarter 2007 as compared to 7% in the third quarter 2006 and was 6% during each of the nine months ended September 30, 2007 and 2006. The decrease, both on an absolute basis and as a percentage of total revenue is primarily attributable to lower investment balances as we sold certain investments and used the cash to repurchase shares of our common stock. We expect other income to decrease in future periods as a result of lower invested cash balance and lower interest rates.

Liquidity and Capital Resources

As of September 30, 2007 and December 31, 2006 we had approximately $84 million and $106 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4 million through February 2010.

The following table is a schedule of our contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at September 30, 2007 (in thousands):

Operating
Nine months ending December 31, 2007	$179
Years ending December 31:
2008	751
2009	787
2010	134
2011	-
$1,851

During the third quarter of 2007 we repurchased approximately 1.2 million shares of common stock for approximately $14.0 million. As of September 30, 2007 we have completed our latest stock repurchase program.

Net cash provided by operating activities was $10.2 million and $13.3 million during the nine months ended September 30, 2007 and 2006, respectively. The decrease in net cash provided by operating activities resulted primarily from the payment of marketing expenses which principally consist of costs associated with direct mail and online marketing.

Net cash provided by investing activities was $25.1 million during the nine months ended September 30, 2007. Net cash used in investing activities was $20.5 million during the nine months ended September 30, 2006. The decrease in net cash used in investing activities resulted primarily from the sale of investments to fund the repurchase of stock, as noted above.

Net cash used in financing activities was $32.0 million during the nine months ended September 30, 2007. Net cash provided by financing activities was $224,000 during the nine months ended September 30, 2006. The decrease in net cash provided by financing activities resulted primarily from the repurchase of our stock, as noted above.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 317 days at September 30, 2007. Our cash equivalents and investments, net of restricted cash, approximated $83.4 million and had a related weighted average interest rate of approximately 4.9%. Interest rate fluctuations can impact the carrying value of our portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of the end of the period covered by this Report, our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the third quarter ended September 30, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that Stamps.com infringed certain Kara Technology patents and that Stamps.com misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. On August 23, 2006, the court granted our summary judgment motions on the trade secret and other non-patent claims. The court issued a “Markman” ruling, construing the terms of the Kara Technology patents on September 10, 2007. Following the Markman ruling, we filed two summary judgment motions regarding the patent claims, which have not yet been ruled on by the Court.  The Court has scheduled a trial commencement date of January 22, 2008.

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven Stamps.com patents covering, among other things, Internet postage technology. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for a declaratory judgment that all eleven patents are invalid, unenforceable and not infringed. The Court has scheduled a trial commencement date of March 25, 2008.

In May and June 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in 11 purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and a secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our public offerings, and allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including interest, costs and expenses (including attorneys' fees). Over 1,000 similar lawsuits have been brought against over 250 companies which issued stock to the public in 1998-2000, and their underwriters. All of these lawsuits have been consolidated for pretrial purposes before U.S. District Court Judge Shira Scheindlin.

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

In October 2004, however, the court issued an order regarding class certification in certain related matters. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated that order, and determined that the related matters could not be certified as a class as currently defined. That appellate decision rendered uncertain whether our proposed settlement could be finally approved and consummated, and, in June 2007, the proposed settlement was terminated. As a result, plaintiffs have filed an amended complaint and proposed an alternative class definition in related litigation. If such a class definition does not receive final court approval and/or a later settlement is not consummated for any reason, we intend to defend the lawsuits vigorously.

On August 30, 2007, Sterling Realty Organization Co. filed suit against us in the Superior Court for the State of Washington for King County, alleging they are entitled under the doctrine of equitable subrogation to recover a $575,929 sales tax related payment for improvements under a lease related to our discontinued iShip business. The lawsuit also seeks pre-judgment interest and costs.

We are subject to various other routine legal proceedings and claims incidental to our business, or which involve primarily a claim for damages that does not exceed 10% of our consolidated assets. We believe that the ultimate results from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

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

We have implemented pricing plans that may adversely affect our future revenues and margins.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of September 30, 2007 we were approximately at 35% compared with the 50% level that would trigger impairment of our NOL asset.

As part of our ongoing program to preserve future use of our NOL assets, we strongly urge any person contemplating owning more than 900,000 of our shares to contact us before doing so.

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

Our stock price is volatile

The price at which our common stock has traded since our initial public offering in June 1999 has fluctuated significantly. The price may continue to be volatile due to a number of factors, including the following, some of which are beyond our control:

•	variations in our operating results,

•	variations between our actual operating results and the expectations of securities analysts,

•	investors and the financial community,

•	announcements of developments affecting our business, systems or expansion plans by us or others, and

•	market volatility in general.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of common stock during the quarter ended September 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2007 - July 31, 2007	203,749	$11.83	203,749	$11,589
August 1, 2007 - August 31, 2007	964,711	$12.01	964,711	—
September 1, 2007 - September 30, 2007	—	—	—	—

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

STAMPS.COM INC.
(Registrant)

November 8, 2007	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

November 8, 2007	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer