Form 10-K
period 2007-12-31
STAMPS.COM INC
filed 2008-03-14
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

(310) 482-5800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ NO ☒

As of June 29, 2007, the approximate aggregate market value of voting common stock held by non-affiliates of the Registrant was $234,603,563 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of February 29, 2008, there were approximately 19,857,285 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on May 22, 2008, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part II and Part III of this Form 10-K.

STAMPS.COM INC.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2007

i

PART I

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or which we may make orally or in writing from time to time, are based on beliefs and assumptions made by us and information currently available to us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

For discussion of some of the factors that could affect our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Stamps.com, NetStamps, Stamps.com Internet Postage, PhotoStamps, Hidden Postage and the Stamps.com logo are our trademarks. This Report also references trademarks of other entities.

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss carry-forwards. Under applicable law, those assets could be adversely affected by the acquisition by any person of more than 5% of our outstanding stock. Accordingly, we strongly urge you to contact us prior to allowing your ownership interest in our stock to exceed 800,000 shares.

Item 1. Business.

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Our customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (the “USPS”) mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Any reference in this document to our PC Postage business does not include our PhotoStamps business.

We were founded in September 1996 to investigate the feasibility of entering into the USPS Information-Based Indicia Program and to initiate the certification process for our PC Postage service. In January 1998, we were incorporated in Delaware as StampMaster, Inc., thereafter changing our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999. Our common stock is listed on the NASDAQ Stock Market under the symbol “STMP.”

Our principal executive offices are located at 12959 Coral Tree Place, Los Angeles, California, 90066, and our telephone number is (310) 482-5800.

Services and Products

We offer the following products and services to our customers:

•	PC Postage Service. Our USPS-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports a variety of USPS classes including First-Class MailTM, Priority MailTM, Express MailTM, Parcel PostTM, Media MailTM, Bound Printed Matter, and international mail. Customers can also add USPS Special Services such as Delivery ConfirmationTM, Signature ConfirmationTM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery (“COD”) and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the USPS’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee ranging from $15.99 to $49.99 based on individual product, pricing and promotions.

We offer our customers three primary ways to print PC Postage. First, our NetStamps® feature and Photo NetStamps® feature enables customers to print postage for any value and most classes of mail on NetStamps or Photo NetStamps labels. After they are printed, NetStamps and Photo NetStamps can be used just like regular stamps. Second, our shipping feature tab allows customers to print postage for packages on plain 8.5” x 11” paper or on special labels, with electronic Delivery or Signature Confirmation at discounted prices. Third, our mailing feature tab is typically used to print the postage and address directly on envelopes or on other types of mail or labels in a single-step process that saves time and provides a professional look. Our PC Postage services also incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States. As an added convenience, our PC Postage services have been designed to integrate into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

•	PhotoStamps®. In May 2007, we launched our fourth market test of PhotoStamps, a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can now create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. We sell PhotoStamps in sheets of 20 individual PhotoStamps or in rolls for higher volume applications. PhotoStamps is currently available under authorization of the USPS for its fourth phase market test with authorization through May 2008 (we expect the program to continue after that date).
•	Mailing & Shipping Supplies Store. Our Mailing & Shipping Supplies Store is available to our customers from within our PC Postage software, and sells NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. Our Supplies Store features a store catalog, same day shipping capabilities, strong messaging of our free or discounted shipping promotions, strong cross sell during checkout, product search capabilities, and new expedited and rush shipping options. We plan to continue to increase the breadth of products offered in our Supplies Store.

•	Branded Insurance. We offer Stamps.com branded insurance to our customers so that they can insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. We also offer official USPS insurance alongside our branded insurance product. Our insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman’s Fund.

Customer Value Proposition for Our PC Postage Service

We believe that customers use our PC Postage services to save time and money. Some of the ways our customers save time include: (1) applying postage to letters or packages at home or at the office, avoiding the time that would ordinarily be spent in a trip to the post office, (2) generating mass mailings quickly and easily in a single step process, and (3) using our software as an integrated package with most small business productivity applications such as word processors, financial applications and address books. Some of the ways in which our customers can save money include: (1) an automatic check of all addresses against the USPS database, so postage is not wasted on undeliverable-as-addressed mail; (2) avoiding wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and distance to the destination; (3) tracking and controlling postage expenditures in a small office using cost codes built into our software; (4) getting electronic Delivery or Signature Confirmation at approximately 50 cents less per package than the comparable services at a retail USPS post office; and (5) paying our monthly service fee which is up to 75% less than the total cost of an entry-level postage meter, where users typically pay monthly rental fees, maintenance fees, postage purchase surcharges, cleaning fees, and fees for proprietary ink cartridges.

Some of the other benefits of using our service noted by our customers include: (1) mail produced with our service is more professional looking than stamped mail, helping a smaller business resemble a larger business; (2) our service provides the ability to send USPS packages with Hidden PostageTM, which hides the actual amount paid for postage (a useful feature for e-commerce companies that may not want the recipient to see actual shipping cost information); (3) our software can help a business reduce its customer support costs by automatically generating and sending package delivery status e-mails to its customers; and (4) our service provides a complete record of all mail or packages sent, allowing our customers to easily keep a record of all sent mail.

Marketing of PC Postage

We target our PC Postage services primarily at small businesses and home offices. We market our PC Postage services through the following channels:

•	Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our PC Postage software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software along with a partner’s software product, the distribution of our software at a retail location, or the bundling of our software with a hardware device. Our partnerships include Microsoft, where our software is available for download from the Office Update section of Microsoft’s website, Peachtree® and EarthLink.
•	Traditional Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails, and other online advertising vehicles.
•	Enhanced Promotion Online Advertising. We work with various companies to advertise our service in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to get the customer to try our service.
•	Affiliate Channels. We utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our web site. Our affiliate channel is currently managed by a third party.
•	Direct Mail. We send direct mail pieces to prospective small business, small office, and home office customers. We purchase targeted prospect lists from third parties or obtain prospect lists from partners.

•	Remarketing. We remarket our services to former customers. Our remarketing efforts are generally focused on the new features which may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers.
•	USPS Referrals. We utilize the nationwide USPS Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls. We also receive referrals directly from the USPS website at www.USPS.com.
•	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, traditional advertising, retail and other programs.
•	Direct Sales. We utilize a direct sales force for higher cost enterprise versions of our PC Postage service.

Marketing of PhotoStamps

Our PhotoStamps marketing has traditionally been targeted primarily at consumers. Our consumer marketing strategy includes the following types of programs: (1) online advertising including paid search, banner ads, permission-based emails, and other online advertising methods; (2) remarketing to our existing customers; (3) partnerships including Apple, Google/Picassa, HP/Snapfish, Adobe and others; and (4) traditional offline methods of consumer advertising. In May 2006, we received approval from the USPS to offer PhotoStamps with business logos, and we increased our focus on these higher volume business opportunities during 2007. During 2007 we decided to reduce our consumer-focused marketing spend in order to lower our customer acquisition costs and thus improve our expected returns on the PhotoStamps business.

Business Strategy

The PC Postage Business

Our 2008 strategy for the PC Postage business includes the following major initiatives:

•	Increase and Optimize Our Small Business Marketing. We plan to continue increasing and optimizing our customer acquisition investment in our small business marketing channels outside the non-enhanced promotion channels. Based on recent analysis and trends, we believe that the lifetime value of a non-enhanced promotion customer is more than twice the cost of acquiring those customers. We plan to continue increasing our investment in our direct mail channel as well as refining our acquisition through online advertising, affiliates, partners, telemarketing, traditional media, and other areas. We plan to increase our PC Postage customer acquisition spending in the non-enhanced promotion channels by an estimated 35% to 40% in 2008 versus 2007. For the online enhanced promotion channel, although the channel tends to attract lower quality customers, we continue to see an attractive return on our investment, and we plan to continue to run this channel until we no longer find the returns to be attractive; however, based on recent trends, we currently expect to see overall acquisition in this area decline in 2008 versus 2007.
•	Improved Customer Experience. We plan to continue optimizing our business model around converting and serving small business and home office customers. We plan to continue optimizing our web site and our registration process, particularly because optimizations in this area pay dividends across all of our marketing programs. We also plan to continue focusing on improving the initial experience a customer has with our product, and building more usable interfaces for accessing the capabilities of our product on an ongoing basis. We recently completed and launched version 7.0 of our PC Postage product which included a dramatically overhauled user interface, and we have several additional usability enhancements planned for 2008.
•	Market Our New Multi-User Capability. We plan to aggressively market our multi-user capability, which allows customers to have multiple users access a single account at a single location. We recently completed the multi-user capability and launched it during the first quarter of 2008 in conjunction with the release of version 7.0 of our PC Postage product. We intend to use this feature to attract larger businesses. Based on data from International Data Corporation (IDC), we estimate that the new capabilities in our multi-user service, plus our new multi-location capabilities that are expected to launch in 2008, could increase our addressable market size by 33% compared to our prior small business addressable market that was primarily one to five employees and home offices.
•	Market Our Corporate Enterprise Solution. We plan to continue improving our efforts to target the corporate enterprise customer segment of our PC postage business. We believe that we have successfully attracted a number of corporate enterprise customers to our service over the past two years at a low cost per acquisition relative to the expected lifetime value of those customers. We believe these customers continue to be attracted to us versus a traditional postage meter based on our dramatically lower total cost of ownership and the greater visibility into individual employee activity. In 2008, we plan to continue scaling up our enterprise sales & marketing efforts in a cost effective manner. Also, we plan to hire additional salespersons so long as the cost per acquisition continues to remain attractive relative to the expected lifetime value. During 2008, we plan to launch both Enterprise Version 1.0 (which will add more financial controls for enterprise customers managing multiple locations) and Enterprise Version 2.0 (which will include improved enterprise reporting and improved postage management tools).

The PhotoStamps Business

During 2007, our PhotoStamps business faced tougher overall economics. We continued to see a decline in the amount of press coverage for PhotoStamps and a decline in word of mouth referrals as the “newness” of the product wore off. We also saw a high rate of cancellation marks on PhotoStamps in the mail stream which we believe may have reduced the viral aspects of the product. Finally, we saw intensified competition including aggressive pricing promotions by one of our competitors. Given this more difficult business environment, we decided in 2007 to reduce our level of consumer-focused marketing spend to improve our profitability outlook for the business.

In 2008, we plan to continue our reduced level of direct-to-site PhotoStamps marketing spend with a goal of keeping overall cost per acquisition at a level that provides an attractive expected financial return. As a result of the planned reduction in PhotoStamps consumer marketing spending, we expect lower PhotoStamps revenue but improved profitability in 2008.

Some of the major initiatives in our PhotoStamps business in 2008 include:

•	First, we plan to continue working on growing high volume business usage of PhotoStamps through our direct selling and other efforts. Total orders through our high volume channel represented approximately $3.1 million for 2007, up 210% from 2006.
•	Second, we plan to continue pursuing consumer distribution and retail partnerships like Adobe, HP/Snapfish, Apple, Google/Picassa, and others. Partnerships can provide a cost effective way to manage acquisition cost through a revenue share, bounty, or other arrangement that aligns the interests of the partnership.

We also intend to consider alternative business strategies and models to grow the PhotoStamps business line.

Competition

Some of our current direct competitors in the PC Postage and Customized Postage categories include:

Endicia.com/Dymo.  Endicia offers a software-based PC Postage service traditionally targeted at shipping-focused customers, but more recently have offered a feature similar to our NetStamps feature called InstaPostage and a custom postage offering under the brand name PictureItPostage. Endicia and its affiliate Dymo, a company that offers PC-compatible professional label writers, offer the InstaPostage product (branded DymoStamps) through Dymo-branded professional label writers. Customers must first purchase a high end Dymo labelwriter; they then purchase the InstaPostage labels from Endicia without a monthly service fee. With the DymoStamps service, we believe Endicia and Dymo are targeting smaller customers with a transaction model versus our subscription model, which tends to attract larger volume small business mailing &

shipping customers. The DymoStamps software does not print shipping labels or print directly on enve-lopes — the other two features our software supports.

Pitney Bowes, Inc.  Pitney Bowes is the current market leader in the U.S. traditional postage meter business, with revenues of approximately $6.1 billion in 2007. Pitney Bowes launched a software-based PC Postage product called ClickStamp Online in 2000. In the third quarter of 2004, Pitney Bowes appeared to discontinue marketing ClickStamp Online at the monthly fee of $4.99, and began marketing an entirely new PC Postage offering by the name of ShipStream for a monthly fee of $18.99. During 2004, Pitney Bowes also began offering an Internet-based service for printing a single label for use in shipping a package that does not require a monthly subscription fee, in partnership with eBay. Pitney Bowes offers a customized postage offering (branded ZazzleStamps) through a partnership with Zazzle.com, Inc., a small, private U.S. company that specializes in custom products. During 2007, Pitney Bowes launched a product by the name of YourStamps in partnership with FujiFilm and its own customized postage offering under the brand name Stamp Expressions.

We also compete with traditional postage meters offered by Pitney Bowes and others in the U.S. market. We believe that our customers choose our PC Postage service over traditional postage meters primarily to save money. We also believe that our PC Postage service can offer superior capabilities to postage meters in certain areas, such as the ability to integrate tightly with small business productivity applications, and the ability to easily monitor and track USPS packages. We believe customers choose postage meters over our solutions because of the perceived ease of use of these products versus our current approach of software that runs on a PC.

We believe that our customers choose our PC Postage service over that of other PC Postage competitors because of our more complete and sophisticated overall service offering. For example, we are the only PC Postage service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge or envelope printing. Based on USPS data and our own estimates, we believe that as of the end of 2007 approximately 85% of all PC Postage subscription customers were our customers (excluding any customers paying for postage on a pure transaction-based, no-monthly-fee plan).

Based on USPS data and on our own estimates, we believe that PhotoStamps is the category leader in USPS’s customized postage program. When compared to competitive offerings, we think PhotoStamps offers the best product and overall customer experience in the industry. PhotoStamps was also the first commercially available customized postage product and we believe it has the best brand recognition among its competitors.

Other Competition.  We also compete with traditional methods of accessing US postage, such as postage stamps, USPS retail locations, and USPS online services such as Click-N-Ship. All of these methods are typically available with no additional markup over the face value of postage. We believe that our customers choose our service over these methods of accessing postage because of convenience and the availability of capabilities and features that are not available through these traditional methods. We believe customers choose traditional methods over our solutions as a way to obtain postage without paying additional fees above the face value of postage.

Industry Overview

Business Market Size

Our PC Postage mailing and shipping service is currently targeted primarily at U.S. small offices, home offices, small businesses, consumers and enterprises. Based on data from market research firm IDC published in 2005, we estimate the number of businesses that we can serve with our current products as follows: (1) 14 million income-generating home offices; (2) 4.4 million single location small businesses of 5 employees or less (typically using our single user service); (3) 1.5 million single location small businesses of 6 to 100 employees (typically using our multi-user service); (4) 2.1 million multi-location small businesses which represent 4.7 million separate locations (typical using our multi-location service); (5) 117 thousand medium and large businesses over 100 employees which represent 1.3 million separate locations (typically using our enterprise service). In total we estimate that there are 22 million businesses which represent 26 million locations which are the primary target for our current service (prior to our launch of our multi-user and multi-location capabilities, we estimate that our single user solution effectively addressed the needs of 19 million businesses). In addition our solution is also applicable to non-income generating home offices such as those used for corporate after-hours work or telecommuting, and IDC estimates those at 24 million. We also have a large number of consumers that use our service.

US Mail Volume

According to the USPS Fiscal 2007 Annual Report, the total postage market was approximately $75 billion in 2007, of which approximately $54 billion was represented by mail classes other than standard mail and periodicals. We believe that some portion of this $54 billion is a potential market for purchasing and printing postage using PC Postage.

The USPS processed over 212 billion pieces of mail during its fiscal year 2007. Based on the USPS 2005 Household Diary study, consumer-to-consumer mail volume is approximately 5.9 billion pieces per year. We also estimate that an additional 10.5 billion pieces per year are sent between businesses and consumers as business advertising mail, and an additional 8.6 billion pieces per year are sent from businesses to consumers as First Class correspondence mail. We believe that consumer-to-consumer and business-to-consumer advertising mail are two potential markets for use of PhotoStamps.

Traditional Postage Industry and the Emergence of PC Postage

The USPS has experienced public demand for more convenient access to USPS products and services, and has faced strong competition from overnight delivery services and online transaction services. The USPS also has historically experienced lost revenue owing to fraud committed using traditional postal meters. In response to these challenges, in 1995 the USPS announced the Information Based Indicia (IBI) program, its first new form of postage since the approval of the postage meter in 1920. The IBI was a new type of USPS postage mark that contained an information rich two dimensional bar code. Each bar code is unique and contains technology that reduces the fraud risk to the USPS. The IBI program is commonly referred to today as the PC Postage program.

The goals of the PC Postage program were to enhance user convenience with a new access channel for postage that was available 24 hours a day, seven days a week, while also enhancing the inherent security of the postage to reduce postage fraud. Before becoming certified for commercial distribution, all PC Postage products, including any subsequent enhancements or additional implementation of an existing product, must complete USPS testing and evaluation to ensure operational reliability, financial integrity, and security. The IBI program also aims to reduce costs by producing mail that is processed in a more automated fashion.

We believe that the IBI program has created an attractive alternative channel for the sale of postage, particularly to small offices, home offices and small businesses. We believe that our current customers have chosen our service over other forms of postage, such as postage stamps or postage meters, primarily to save time and cost.

The PC Postage Certification and Regulatory Approval Process

Our technology meets strict U.S. government security standards. Our PC Postage products must complete extensive USPS testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution, and each additional implementation of a particular product or function requires additional evaluation and approval by the USPS prior to commercial distribution.

The USPS certification process for PC Postage is a standardized, ten-stage process. Each stage requires USPS review and authorization to proceed to the next stage of the certification process. The USPS has no published timeline or estimated time to complete each of the ten stages of the program. The most significant stage is the ninth stage, which requires a vendor to complete three phases of beta testing.

Our approval process took approximately two and one half years. In March 1997, we submitted our letter of intent to join the IBI program. In 1998, the USPS announced that we were approved for beta testing and our PC Postage service became the first software-only postage solution approved by the USPS for market testing. In 1999, we became the first software-only PC Postage solution approved for commercial release by the USPS.

Any follow-on technology we wish to use also requires USPS approval. In 2002, we successfully launched NetStamps and became the first provider of this technology. Approval for NetStamps followed years of development efforts, including a six-month beta field test. In 2002, we launched our shipping label capability after significant development efforts. In 2003, we improved our shipping features by adding Hidden PostageTM, our package insurance, the ability to send shipment notification e-mails with a tracking link, the ability to print shipping labels for Express Mail® and Bound Printed Matter, and support for additional USPS services such as COD. Additionally, we enhanced the integration with Microsoft® Office System 2003. In 2006, we launched Photo NetStamps on our new ecommerce platform, which allows our PC Postage customers to use PhotoStamps in combination with our existing NetStamps product.

In 2004, we received authorization from the USPS to proceed with an initial, limited market test of a new form of postage called PhotoStamps that coupled the technology of PC Postage with the simplicity of a web-based image upload and order process to allow consumers and businesses to order fully customized postage. In May 2005, May 2006 and May 2007 we launched our second, third and fourth market tests respectively of PhotoStamps after receiving authorization from the USPS. Between May 2005 and December 31, 2007, we shipped more than 2.5 million total sheets (more than 50 million individual PhotoStamps) to customers. We are currently in the fourth market test which goes through May 2008. We are hopeful that the USPS will ultimately approve the continuation of the PhotoStamps offering. There are, however, many risks related to this offering, as further discussed in the Risk Factors section below.

On January 5, 2006, President Bush signed a new law which clarified a longstanding law regarding advertising on US currency, known as 18 US Code Section 475. The new law amends Section 475 to clarify that the earlier law does not apply to products that are officially approved by the USPS. In compliance with the original law, the USPS restricted our ability to accept business advertising for usage on PhotoStamps during the second market test. The new law in 2006 cleared the way for the USPS, upon the start of our third market test on May 17, 2006, to remove the restriction as it relates to PhotoStamps,.

We continue to ask the USPS for new market tests or new PC Postage benefits such as discounts on the face value of postage or commissions on postage. There are many factors that go into the evaluation of our requests and we have no guarantee that USPS will grant any of our requests. Our customers currently receive a discounted rate relative to prices available at retail post offices for international packages and for electronic confirmation services such as delivery confirmation. On March 12, 2008, the USPS announced that all customers that use electronic postage, including PC Postage, will receive discounts for certain domestic package mail classes. For Priority Mail, the discounts begin at 1% and average 3.5% across various weights and zones, according to the USPS. For Express Mail, the discounts begin at 3% and may increase with higher volume usage of Express Mail by the customer. These discounts are expected to be available starting May 12, 2008 and we plan to participate in any program or requirement that will allow our customers to receive these discounted postal rates. We believe that the discounts will be available using our shipping label feature but will not apply to packages sent using NetStamps as an electronic tracking barcode will be required.

Our Technology

Our servers are located in a high-security data center and operate with proprietary security software. These servers create the data used to generate information-based indicia. They also process postage purchases using secure technology that meets USPS security requirements. Our service currently uses a Windows-based client application, which supports a variety of label and envelope options and a wide range of printers. In addition, our application employs an internally-developed user authentication mechanism for additional security.

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

During 2007, our technology development effort focused on building out and unifying our software platform for continued and future growth in all parts of our business. We built a single web presentation and e-commerce system for all our products and services by moving our current homegrown technology onto commercial software.

During 2008, we plan to continue enhancing the capability for multiple users in a single geographic location to access a single account balance in our PC Postage solution. We also plan to continue to add on to our current enterprise reporting systems with enhanced features such as centralized administration and control. During 2008 and beyond, we also plan to implement a highly flexible billing system and then integrate that system with our new e-commerce platform.

Section 382 Update

We currently have federal and state net operating loss carry-forwards. Under applicable law, those assets could be adversely affected by the acquisition by any person of more than 5% of our outstanding stock. Under Internal Revenue Code Section 382, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders within a three-year period. When a change of ownership is triggered, our net operating loss (“NOL” or “NOLs”) asset may be impaired. We estimate that, as of December 31, 2007 we were approximately at 34% compared with the 50% level that would trigger impairment of our NOL asset. As part of our ongoing program to preserve future use of our NOLs, we strongly urge any person contemplating owning more than 800,000 of our shares to contact us before doing so.

Employees

As of December 31, 2007, we had approximately 175 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments

We operate in a single market segment, “Internet Mailing and Shipping Services”. All of our operations and revenue are within the United States.

Recent Developments

On February 7, 2008, our Board of Directors approved an additional share repurchase program authorizing the Company to purchase up to 1.2 million shares of our stock over the next six months as market and business conditions warrant. Our purchase of any of our shares is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market. Purchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We will consider repurchasing stock during our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. We have no commitment to make any repurchases.

On February 13, 2007, we announced our plans to modify our publicly available PC Postage customer. Our new customer metrics will be identical to our old metrics except that we will exclude customers acquired through the enhanced promotion channel. We believe our new metrics will provide a more meaningful view of the underlying long term business trends in the areas in which we are focused on growing our business. A complete set of our old and new quarterly customer metrics over the past two fiscal years is available currently at http://investor.stamps.com (under a tab on the left side called “Company Information”).

Item 1A. Risk Factors.

You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in our company or to maintain or increase your investment. The risks included in this section are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about us and the Internet. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those described in this section and elsewhere in this Report. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Our continuing profitability depends on our ability to successfully implement our strategy of increasing the adoption of our services and products. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described in the subheadings below as well as:

•	The costs of our marketing programs to establish and promote our brands;
•	The demand for our services and products;
•	Our ability to develop and maintain strategic distribution relationships;
•	The number, timing and significance of new products or services introduced by us and by our competitors;
•	Our ability to develop, market and introduce new and enhanced products and services on a timely basis;
•	The level of service and price competition;
•	Our operating expenses;
•	USPS regulation and policies relating to PC Postage and PhotoStamps; and
•	General economic factors.

We may implement pricing plans and promotions that may adversely affect our future revenues and margins.

Our ability to generate gross margins depends upon the ability to generate significant revenues from a large base of active customers. In order to attract customers in the future, we may run special promotions and offers such as trial periods, discounts on fees, postage and supplies, and other promotions. In additional, we may offer new pricing plans for new and existing customers. We cannot be sure that customers will be receptive to future fee structures and special promotions that we may implement. Even though we have established a sizeable customer base, we still may not generate sufficient gross margins to remain profitable. In addition, our ability to generate revenues or sustain profitability could be adversely affected by the special promotions or additional changes to our pricing plans.

If we do not successfully attract and retain skilled personnel for permanent management and other key personnel positions, we may not be able to effectively implement our business plan.

Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel. Any of these individuals can terminate his or her employment with us at any time. If we lose key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. Further, we may be unable to retain the employees we currently employ or attract additional qualified personnel to replace those key employees that may depart. The failure to attract and retain the necessary personnel could seriously harm our business, financial condition and results of operations.

The success of our business will depend upon the continued acceptance by customers of our service.

We must minimize the rate of loss of existing customers while adding new customers. Customers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently. Also customers may feel the costs for service are too high, they may be going out of business, or they may have other issues that are not satisfactorily resolved. We must continually add new customers both to replace customers who cancel and to continue to grow our business beyond our current customer base. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of customers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate replacing these customers with new customers.

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

Our customers pay for our services predominately using credit cards and debit cards and, to a lesser extent, by use of automated clearing house (“ACH”). Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result in a change in our business practices which increase the fees on a cost-per-transaction basis. If these fees for accepting payment methods increase in future periods, it may adversely affect our results of operations.

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

Our services depend on the efficient and uninterrupted operation of our computer and communications hardware systems. In addition, we must provide a high level of security for the transactions we execute. We rely on internally-developed and third-party technology to provide secure transmission of postage and other confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers and revenues. Furthermore, if we are unable to provide adequate security, the USPS could prohibit us from selling postage over the Internet.

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

We are exposed to various risks associated with the credit and capital markets.

Our cash equivalents and investments are comprised of money market, U.S. government obligations, asset-backed securities and public corporate debt securities. Uncertainties in the credit and capital markets or credit rating downgrades on any investments in our portfolio could cause impairment to our investment portfolio which could negatively affect our financial condition, cash flow, and reported earnings.

Risks Related to Our Industry

USPS regulations or fee assessments may cause disruptions or discontinuance of our business.

We are subject to continued USPS scrutiny and other government regulations. The availability of our services is dependent upon us continuing to meet USPS performance specifications and regulations. The USPS could change its certification requirements or specifications for PC Postage or revoke or suspend the approval of one or more of our services at any time. If at any time we fail to meet USPS requirements, we may be prohibited from offering our services and our business would be severely and negatively impacted. In addition, the USPS could suspend or terminate our approval or offer services which compete against us, any of which could stop or negatively impact the commercial adoption of our services. Any changes in requirements or specifications for PC Postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our services.

The USPS could also decide that PC Postage should no longer be an approved postage service due to security concerns or other issues. Our business would suffer dramatically if we are unable to adapt our services to any new requirements or specifications or if the USPS were to discontinue PC Postage as an approved postage method. Alternatively, the USPS could introduce competitive programs or amend PC Postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the USPS itself. If we are unable to compete successfully, particularly against large, traditional providers of postage products like Pitney Bowes who enter the online postage market, our revenues and operating results will suffer.

The USPS could decide to suspend or cancel the current market test of PhotoStamps, and may do so in the event that there is sufficient cause to believe that the market test presents unacceptable risk to USPS revenues, degrades the ability of the USPS to process or deliver mail produced by the test participants, exposes the USPS or its customers to legal liability, or causes public or political embarrassment or harm to the USPS in any way. If the USPS decides to suspend or cancel the market test of PhotoStamps, our revenues and operating results will likely suffer.

Additionally, the USPS could decide to amend, renegotiate or terminate our credit card cost sharing agreement, which is a key agreement that governs the allocation of credit card fees paid by the USPS and us for the postage purchased by our customers. If the USPS decides to amend, renegotiate or terminate our credit card cost sharing agreement, our revenues and operating results will likely suffer.

In addition, USPS regulations may require that our personnel with access to postal information or resources receive security clearance prior to doing relevant work. We may experience delays or disruptions if our personnel cannot receive necessary security clearances in a timely manner, if at all. The regulations may limit our ability to hire qualified personnel. For example, sensitive clearance may only be provided to US citizens or aliens who are specifically approved to work on USPS projects.

Finally, any approved USPS market test or new service which benefits us could also ultimately be suspended or cancelled by the USPS, causing disruptions to our business.

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

We may not be able to establish or maintain a competitive position against current or future competitors as they enter the market. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. As a result, our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. We may from time to time make pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. These actions could result in reduced margins and seriously harm our business.

We could face competitive pressures from new technologies or the expansion of existing technologies approved for use by the USPS. We may also face competition from a number of indirect competitors that specialize in electronic commerce and other companies with substantial customer bases in the computer and other technical fields. Additionally, companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, changes in postal regulations could adversely affect our service and significantly impact our competitive position. We may be unable to compete successfully against current and future competitors, and the competitive pressures we face could seriously harm our business.

If we do not respond effectively to technological change, our services and products could become obsolete and our business will suffer.

The development of our services, products and other technology entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online operations. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices.

The evolving nature of the Internet or the postage markets could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to (i) license or acquire leading technologies useful in our business, (ii) enhance our existing services, (iii) develop new services or features and technology that address the increasingly sophisticated and varied needs of our current and prospective users, and (iv) respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

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

We have employees and offer our services in multiple states, and we may in the future expand internationally. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our services or prosecute us for violations of their laws. Further, we might unintentionally violate the laws of domestic or foreign jurisdictions and those laws may be modified and new laws may be enacted in the future.

Risks Related to Our Stock

The tax value of our net operating losses could be impaired if we trigger a change of control pursuant to Section 382 of the Internal Revenue Code.

Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, our NOLs may be impaired. We estimate that, as of December 31, 2007 we were approximately at 34% compared with the 50% level that would trigger impairment of our NOLs and tax credits.

As part of our ongoing program to preserve future use of our NOLs, we strongly urge any person contemplating owning more than 800,000 of our shares to contact us before doing so.

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

The USPS may object to a change of control of our common stock.

The USPS may raise national security or similar concerns to prevent foreign persons from acquiring significant ownership of our common stock or of our company. The USPS also has regulations regarding the change of control of approved PC Postage providers. These concerns may prohibit or delay a merger or other takeover of our company. Our competitors may also seek to have the USPS block the acquisition by a foreign person of our common stock or our company in order to prevent the combined company from becoming a more effective competitor in the market for PC Postage.

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

If our stockholders sell into the public market substantial amounts of our common stock purchased in private financings prior to our initial public offering, or purchased upon the exercise of stock options or warrants, or if there is a perception that these sales could occur, the market price of our common stock could decline. All of these shares are available for immediate sale, subject to the volume and other restrictions under Rule 144 of the Securities Act.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in a 36,000 square foot facility in Los Angeles, California under a lease expiring in February 2010. We believe that our existing facility is suitable and adequate for our present purposes.

Item 3. Legal Proceedings.

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. On August 23, 2006, the court granted our summary judgment motions on the trade secret and other non-patent claims. The court issued a “Markman” ruling, construing the terms of the Kara Technology patents on September 10, 2007. Following the Markman ruling, we filed two summary judgment motions regarding the patent claims, which have not yet been ruled on by the Court. The Court has scheduled a trial commencement date of May 13, 2008.

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for a declaratory judgment that all eleven patents are invalid, unenforceable and not infringed. The Court has scheduled a trial commencement date of October 21, 2008.

In May and June 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in 11 purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act and the Exchange Act in connection with our initial public offering and a secondary offering of our common stock. The lawsuits also name as defendants the principal underwriters in connection with our public offerings, and allege that the underwriters engaged in improper commission practices and stock price manipulations in connection with the sale of our common stock. The lawsuits allege that we and/or certain of our officers or directors knew of or recklessly disregarded these practices by the underwriter defendants, and failed to disclose them in our public filings. Plaintiffs seek damages and statutory compensation, including interest, costs and expenses (including attorneys’ fees). All of these lawsuits have been consolidated for pretrial purposes before U.S. District Court Judge Shira Scheindlin.

In October 2002, pursuant to a stipulation and tolling agreement with plaintiffs, our current and former board members and/or officers were dismissed without prejudice. That agreement was extended as to those individuals by an addendum dated as of September 2007. In June 2003, we approved a proposed Memorandum of Understanding among the plaintiffs, issuers and insurers as to terms for a settlement of the litigation against us, which was further documented in a Stipulation and Agreement of Settlement filed with the court. The proposed settlement, which would not have required us to make any payments, was preliminarily approved by the court in February 2005 and was the subject of a fairness hearing in April 2006.

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

On August 30, 2007, Sterling Realty Organization Co. filed suit against us in the Superior Court for the State of Washington for King County, alleging they are entitled under the doctrine of equitable subrogation to recover a $575,929 sales tax related payment for improvements under a lease related to our discontinued iShip business. The lawsuit also seeks pre-judgment interest and costs. On March 7, 2008, the Court granted our motion for summary judgment under the doctrine of equitable subrogation, but also granted the plaintiff’s motion to amend the complaint to allege indemnification and breach of the lease.

We are subject to various other routine legal proceedings and claims incidental to our business, or which involve primarily a claim for damages that does not exceed 10% of our consolidated assets. We believe that the ultimate results from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”. The following table sets forth the range of high and low closing sales prices reported on The NASDAQ Stock Market for our common stock for the following periods:

	High	Low
Fiscal Year 2006
First Quarter	$35.59	$22.70
Second Quarter	$38.81	$26.98
Third Quarter	$27.51	$18.05
Fourth Quarter	$20.02	$14.86
Fiscal Year 2007
First Quarter	$17.05	$13.94
Second Quarter	$15.35	$12.88
Third Quarter	$14.27	$11.41
Fourth Quarter	$13.88	$11.56

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The NASDAQ Stock Market on (i) December 31, 2007 and (ii) February 29, 2008.

Closing Price
December 31, 2007	$12.18
February 29, 2008	$8.85

Stock Performance Graph

The information contained in this section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2002 to December 31, 2007 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) The Philadelphia Thestreet.com Internet Sector Index, an equal-dollar-weighted index composed of 23 leading companies involved in Internet commerce, service and software. The graph assumes that $100 was invested on December 31, 2001 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31, 2002	Years Ending December 31
Company/Index		2003	2004	2005	2006	2007
Stamps.com Inc.	$100.00	$132.76	$216.41	$313.68	$215.18	$166.40
NASDAQ Market Index	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
Philadelphia The Street.com	$100.00	$178.69	$243.18	$245.54	$288.57	$328.95

Holders

As of February 29, 2008, there were approximately 1,189 stockholders of record and approximately 19,857,285 shares of our outstanding common stock.

Dividend Policy

We did not pay any dividends during 2007, 2006 and 2005. Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. The Board of Directors does not presently contemplate the payment of any dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our existing stock incentive plans, all of which were approved by our shareholders:

Number of Shares of Common Stock to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
1,829,218	$16.99	5,404,022

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock from 2005 to 2007.

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock during the fourth quarter of 2007.

Item 6. Selected Financial Data.

The following data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, including the notes thereto, included elsewhere in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands, Except per Share Data)
Statement of Operations Data:
Revenues	$85,811	$84,586	$61,911	$38,112	$21,200
Cost and expenses:
Cost of sales	25,306	24,797	17,434	13,307	8,264
Research and development	8,260	8,817	6,596	6,221	4,820
Sales and marketing	33,115	27,793	19,804	12,586	6,298
General and administrative	12,538	11,649	9,633	12,985	14,459
Income (loss) from operations	6,592	11,530	8,444	(6,987)	(12,641)
Other income, net	4,461	5,096	2,231	2,254	3,314
Provision for income taxes	387	164	246	—	—
Net income (loss)	$10,666	$16,462	$10,429	$(4,733)	$(9,327)
Basic net income (loss) per share	$0.51	$0.71	$0.46	$(0.21)	$(0.42)
Diluted net income (loss) per share.	$0.50	$0.69	$0.44	$(0.21)	$(0.42)
Weighted average shares outstanding used in basic per share calculation	20,815	23,233	22,738	22,361	22,056
Weighted average shares outstanding used in diluted per-share calculation	21,194	24,032	23,744	22,361	22,056
Cash dividends declared per common share	$0.00	$0.00	$0.00	$3.50	$0.00

	As of December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Balance Sheet Data:
Cash and investments	$90,823	$106,074	$103,979	$87,207	$162,774
Working capital.	60,011	27,724	36,295	26,911	74,553
Total assets..	104,953	121,550	118,454	100,428	178,264
Total stockholders’ equity	92,442	110,535	109,940	94,887	174,485

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Any reference in this document to the PC Postage business excludes our PhotoStamps business.

We were founded in September 1996 to investigate the feasibility of entering into the USPS’s Informa-tion-Based Indicia Program and to initiate the certification process for our PC Postage service. In January 1998, we were incorporated in Delaware as StampMaster, Inc., and thereafter changed our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999. Our common stock is listed on the NASDAQ Stock Market under the symbol “STMP.”

Our principal executive offices are located at 12959 Coral Tree Place, Los Angeles, California, 90066, and our telephone number is (310) 482-5800.

Section 382 Update

Under Section 382 of the IRC, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders within a three-year period. When a change of ownership is triggered, our NOLs may be impaired. We estimate that, as of December 31, 2007, we were approximately at 34% compared with the 50% level that would trigger impairment of our NOLs. As part of our ongoing program to preserve future use of our NOLs, we strongly urge anyone contemplating owning more than 800,000 of our shares to contact us before doing so.

Results of Operations

Years Ended December 31, 2007 and 2006

Total revenue for 2007 increased 1% to $85.8 million from $84.6 million in 2006. PC Postage subscriber related revenue, including service revenue, product revenue and insurance revenue in 2007 was $67.0 million, an increase of 5% compared to $64.0 million in 2006. PhotoStamps revenue in 2007 was $17.9 million, a decrease of 5% compared to $18.8 million in 2006.

The PC Postage marketing channels we use to acquire customers include partnerships, online advertising, affiliate channel, direct mail, enhanced promotion online channel and others. In the enhanced promotion channel, we work with various companies to advertise our service in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to get the customer to try our service. Because our enhanced promotion channel is characterized by higher customer attrition rates and lower customer acquisition costs than our other channels, we believe it is more instructive to look at our enhanced promotion channel separately from our non-enhanced promotion channels.

We estimate that subscriber related revenue for customer acquired through our enhanced promotion channel for 2007 was $9.5 million, a decrease of 8% from $10.3 million in 2006. We estimate that subscriber related revenue for customers acquired through our non-enhanced promotion channels for 2007 was $57 million, an increase of 7% from $53.7 million in 2006. The decrease in enhanced promotion subscriber revenue and increase in non-enhanced promotion revenue was attributable to a shift in our marketing strategy and customer acquisition spending to focus on our non-enhanced promotion channels.

We define paid customers as ones from whom we successfully collected service fees at least once during the quarter. The following table sets forth the total number of paid customers originally acquired through our non-enhanced promotion channels on a quarterly basis:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	267,000	270,000	281,000	293,000
2006	268,000	261,000	251,000	258,000

We believe that the increase in paid customers in 2007 was attributable to our increased customer acquisition spending. For customers originally acquired through our non-enhanced promotion channels, our average subscriber related monthly revenue per paid customer in 2007 was $17.26 compared to $17.23 in 2006.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Twelve Months Ended December 31,
	2007	2006
Total Revenues
Service	65.2%	63.6%
Product	11.2%	10.3%
Insurance	1.7%	1.7%
PhotoStamps	20.8%	22.2%
Other	1.1%	2.2%
Total revenues	100.0%	100.0%
Cost of revenues
Service	11.3%	11.7%
Product	3.8%	3.2%
Insurance	0.5%	0.5%
PhotoStamps	13.8%	13.7%
Other	0.1%	0.2%
Total cost of revenues	29.5%	29.3%
Gross profit	70.5%	70.7%
Operating expenses:
Sales and marketing	38.6%	32.9%
Research and development	9.6%	10.4%
General and administrative	14.6%	13.8%
Total operating expenses	62.8%	57.1%
Income from operations	7.7%	13.6%
Other income, net	5.2%	6.0%
Income before income taxes	12.9%	19.6%
Provision for income taxes	0.5%	0.2%
Net income	12.4%	19.4%

Revenue

Our revenue is derived primarily from five sources: (1) service fees charged to customers for use of our PC Postage service; (2) product sales consisting of Supplies Store revenue from the direct sale of consumables and supplies (3) insurance revenue from our branded insurance offering; (4) PhotoStamps revenue from our PhotoStamps business; and (5) other revenue, consisting of licensing revenue, and advertising revenue derived from advertising programs with our existing customer base. Total revenue increased 1% from $84.6 million in 2006 to $85.8 million in 2007.

Service fee revenue increased 4% from $53.8 million in 2006 to $55.9 million in 2007. The increase in service fee revenue is primarily due to the increase in our successfully billed customers as a result of the growth in our customer base. As a percentage of total revenue, service fee revenue increased one percentage point to 65% in 2007 from 64% in 2006, primarily as a result of the decrease in revenue from our PhotoStamps product. As a percentage of revenue, service fee revenue may continue to increase over future periods as we may experience a lower total volume of PhotoStamps corresponding to our reduction in consumer PhotoStamps marketing spend. Further, we plan to continue to increase our level of spending on PC Postage customer acquisition in order to grow our service fee revenue in future periods.

Product revenue increased 11% from $8.7 million in 2006 to $9.6 million in 2007. The increase was primarily attributable to the following: (1) we launched a new supplies store interface in September 2006 from which we derived the benefit during all of 2007; (2) growth in our paid customer base; (3) marketing the store to our existing customer base; (4) the additional SKUs we added to our store; and (5) growth in postage printed which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during 2007 was $272 million, a 19% increase from the $229 million printed during 2006. As a percentage of total revenue, product revenue increased one percentage point to 11% in 2007 from 10% in 2006. We expect product revenue to increase in future periods as we expect continued growth in paid customers and in the volume of postage printed.

Insurance revenue increased 2% from $1.4 million in 2006 to $1.5 million in 2007, primarily as a result of an increase in the average of dollar value insured per transaction. As a percentage of total revenue, insurance revenue remained at 2% during each of 2007 and 2006. We expect insurance revenue to increase in future periods as we expect continued growth in our paid customer base.

PhotoStamps revenue decreased 5% from $18.8 million in 2006 to $17.9 million in 2007. As a percentage of total revenue, PhotoStamps revenue decreased one percentage point to 21% in 2007 from 22% in 2006. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to a decrease in the average revenue per sheet shipped. Total PhotoStamps sheets shipped during 2007 was approximately 1.1 million, a 3% increase compared to 1.0 million in 2006. Average revenue per sheet shipped for 2007 was $16.34, an 8% decrease compared to $17.74 for 2006. Both the increase in sheets shipped and decrease in average revenue per PhotoStamps sheet shipped were primarily attributable to a higher mix of high volume business PhotoStamps orders, which carry a lower per sheet price. We reduced our PhotoStamps consumer sales and marketing spend during the fourth quarter of 2007 and plan to continue to reduce our consumer sales and marketing spend on PhotoStamps in future periods to improve profitability in that business. We expect that the reduction will result in lower PhotoStamps revenue in future periods.

Other revenue decreased 50% from $1.8 million in 2006 to $907,000 in 2007. The decrease in other revenue is mainly attributable to the expiration of a licensing agreement in June 2007. We do not expect other revenue to be material in future periods.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased 2% in 2007 to $25.3 million from $24.8 million in 2006. As a percentage of total revenue, cost of revenue increased one percentage point to 30% in 2007 as compared to 29% in 2006.

Cost of service revenue decreased 2% from $9.9 million in 2006 to $9.7 million in 2007. As a percentage of total revenue, cost of service revenue decreased one percentage point to 11% in 2007 as compared to 12% in 2006. Promotional expenses are included in cost of service revenue. This includes free postage and a free digital scale offered to new customers, and was approximately $2.2 million and $1.7 million in 2006 and 2007, respectively. The decrease in cost of service revenue, both on an absolute basis and as a percentage of total revenue is primarily due to lower promotional expenses resulting from decreased coupon redemptions of the promotional items. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer’s lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period.

Cost of product revenue increased 22% from $2.7 million in 2006 to $3.3 million in 2007. As a percentage of total revenue, cost of product revenue increased one percentage point to 4% in 2007 as compared to 3% in 2006. The increase, both on an absolute basis and as percentage of total revenue, is mainly attributable to the increase in product sales. See “Product Revenue” in Results of Operation above for further discussion. We expect the cost of product sales to increase in future periods, which is consistent with our expectation that product sales will increase in future periods.

Cost of insurance revenue increased 3% from $442,000 in 2006 to $455,000 in 2007. The increase is mainly attributable to the increase in insurance sales as a result of the increase in the average of dollar value insured per transaction. As a percentage of total revenue, cost of insurance revenue was 1% in each of 2006 and 2007. We expect the cost of insurance to increase in future periods, which is consistent with our expectation that insurance revenue will increase in future periods.

Cost of PhotoStamps revenue increased 14% from $11.6 million in 2006 to $11.9 million in 2007, primarily due to the increase in high volume business orders. Additionally, the gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a result, future increases in PhotoStamps sales would further increase the overall cost of PhotoStamps revenue as a percentage of total revenue, but would not affect our profitability. While we expect PhotoStamps revenue to decrease in future periods, cost of PhotoStamps revenue may grow in future periods if high volume business PhotoStamps orders, which carry a lower gross margin compared with PhotoStamps website orders, compose a higher percentage of total orders.

Cost of other revenue decreased 68% from $165,000 in 2006 to $52,000 in 2007, primarily due to the expiration of one of our licensing agreements in June 2007. As a percentage of total revenue, cost of other revenue remained at less than one percent in each of 2006 and 2007.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 19% from $27.8 million in 2006 to $33.1 million in 2007. As a percentage of total revenue, sales and marketing expense increased six percentage points to 39% in 2007 from 33% in 2006. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our PC Postage business, partially offset by a decrease in marketing expenditures related to PhotoStamps. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising. We expect to increase our sales and marketing expenses in our PC Postage business during 2008, and to decrease sales and marketing expenses in our PhotoStamps business as we focus on profitability in that business.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense decreased 6% from $8.8 million to $8.3 million in 2007. This decrease is primarily due to a decrease in SFAS 123R stock-based compensation and lower headcount related expenses. As a percentage of total revenue, research and development expense was 10% in each of 2006 and 2007. We expect research and development expense to increase in future periods due to expected increase in headcount related expenses.

General and Administrative

General and administrative expense principally consist of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 8% from $11.6 million in 2006 to $12.5 million in 2007. As a percentage of total revenue, general and administrative expense increased one percentage point to 15% in 2007 from 14% in 2006. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in legal expenses relating to existing litigation and to increased SFAS 123R stock-based compensation expense. We currently expect general and administrative expenses to continue to increase in 2008 primarily because of increased activity in existing litigation and increased SFAS 123R stock-based compensation expense.

Other Income, Net

Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net decreased 12% from $5.1 million in 2006 to $4.5 million in 2007. As a percentage of total revenue, other income, net decreased one percentage point to 5% in 2007 as compared to 4% in 2005. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower investment balances as we sold certain investments and used the cash to repurchase shares of our common stock. We expect other income to decrease in future periods as a result of lower invested cash balance and lower interest rates.

Years Ended December 31, 2006 and 2005

During 2006, we experienced continued revenue growth in our core PC postage business, PhotoStamps and Supplies Store, with total revenue reaching approximately $85 million. We continued to see positive trends on usage of our core service during the year as a result of the improvements we made to our PC postage software features. Total postage printed using our service during 2006 was up 21% to approximately $229 million from approximately $189 million during 2005. We continued to attract a significant number of new customers from online advertising and direct mail, our primary marketing channels.

The following table sets forth our results of operation as a percentage of total revenue for the periods indicated:

	Twelve Months Ended December 31,
	2006	2005
Total Revenues
Service	63.6%	68.5%
Product	10.3%	11.9%
Insurance	1.7%	2.3%
PhotoStamps	22.2%	14.4%
Other	2.2%	2.9%
Total revenues	100.0%	100.0%
Cost of revenues
Service	11.7%	14.9%
Product	3.2%	3.6%
Insurance	0.5%	0.7%
PhotoStamps	13.7%	8.9%
Other	0.2%	0.2%
Total cost of revenues	29.3%	28.3%
Gross profit	70.7%	71.7%
Operating expenses:
Sales and marketing	32.9%	32.0%
Research and development	10.4%	10.7%
General and administrative	13.8%	15.6%
Total operating expenses	57.1%	58.3%
Income from operations	13.6%	13.4%
Other income, net	6.0%	3.6%
Income before income taxes	19.6%	17.0%
Provision for income taxes	0.2%	0.4%
Net income	19.4%	16.6%

Revenue.  Revenue increased 37% from $61.9 million in 2005 to $84.5 million in 2006.

Service fee revenue increased 27% from $42.4 million in 2005 to $53.8 million in 2006. The increase in service fee revenue is primarily due to the increase in our successfully billed customers as a result of the growth in our customer base, plus the migration of existing customers from our Simple Plan price point of $4.49 per month to the Power/Pro Plan at $15.99 per month and the Premier Plan at higher price points, resulting in higher service fee revenue per customer. Average monthly service fee revenue per paid customer increased approximately 17% from $11.9 during the 2005 to $14.0 during 2006. As a percentage of total revenue, service fee revenue decreased five percentage points to 64% in 2006 from 69% in 2005. The decrease in service fee revenue as a percentage of total revenue is attributable to the increase in revenue from our PhotoStamps product during 2006.

PhotoStamps revenue increased 111% from $8.9 million in 2005 to $18.8 million in 2006. As a percentage of total revenue, PhotoStamps revenue increased eight percentage points to 22% in 2006 as compared to 14% in 2005. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in PhotoStamps sheet shipped as a result of our marketing efforts. Total PhotoStamps sheets shipped during 2006 was approximately 1.0 million as compared to 0.5 million in 2005. The increase is also partially attributable to the fact that we did not have PhotoStamps revenue in the first quarter of 2005 as our second market test had not yet been launched.

Product revenue increased 18% from $7.4 million in 2005 to $8.7 million in 2006. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of the growth in the size of our customer base and our continued effort to market these offerings to our existing and new customers. Additionally, in September 2006 we launched a new Mailing & Shipping Supplies Store within version 6.0 of the PC Postage client software. As a percentage of total revenue, product revenue decreased two percentage points to 10% in 2006 from 12% in 2005. This decrease is primarily due to the increase in PhotoStamps revenue. Other revenue was approximately $3.3 million in 2005 and 2006, respectively. As a percentage of total revenue, other revenue decreased one percentage point to 4% in 2006 from 5% in 2005. Our branded insurance program, which we include in other revenue, was approximately $1.4 million in both 2005 and 2006, or approximately 2.3% and 1.7% of total revenue, respectively.

Cost of Revenue.  Cost of revenue increased 42% from $17 million in 2005 to $25 million in 2006. As a percentage of total revenue, cost of revenue increased one percentage point to 29% in 2006 as compared to 28% in 2005.

Cost of service revenue increased 8% from $9.2 million in 2005 to $9.9 million in 2006. The increase is mainly attributable to the increase in the cost of customer service. Additionally, cost of service revenue for 2006 included approximately $273,000 of stock-based employee compensation expense related to our adoption of FASB 123(R) in 2006. We did not incur a similar charge in 2005. As a percentage of total revenue, cost of service revenue decreased three percentage points to 12% in 2006 from 15% in 2005. The decrease in cost of service revenue as a percentage of total revenue is primarily due to the increase in PhotoStamps revenue which has a lower gross margin than service revenue.

Promotional expenses were approximately $2.2 million in each of 2006 and 2005.

Cost of PhotoStamps revenue increased 112% from $5.5 million in 2005 to $11.6 million in 2006. As a percentage of total revenue, cost of PhotoStamps increased five percentage points to 14% in 2006 from 9% in 2005. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in the number of PhotoStamps sheets shipped.

Cost of product revenue increased 21% from $2.2 million in 2005 to $2.7 million in 2006. The increase is primarily due to the expansion of our consumable and supplies sales through our Supplies Store as a result of our continued effort to market these offerings to our existing and new customers. As a percentage of total revenue, cost of product revenue decreased one percentage point to 2% in 2006 from 3% in 2005. The decrease in cost of product revenue as a percentage of total revenue is primarily due to the increase in PhotoStamps revenue.

Cost of other revenue increased 13% from $535,000 in 2005 to $607,000 in 2006. The increase is primarily due to the increase in insurance premium cost of sale. As a percentage of total revenue, cost of other revenue was one percent during each of 2006 and 2005.

Sales and Marketing.  Sales and marketing expense increased 40% from $19.8 million in 2005 to $27.8 million in 2006, primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our core business and for PhotoStamps. Our sales and marketing expense for 2006 included approximately $336,000 of stock-based employee compensation expense related to our adoption of FASB 123(R) in 2006. We did not incur a similar charge in 2005. As a percentage of total revenue, sales and marketing expense increased one percentage point to 33% in 2006 from 32% in 2005.

Research and Development.  Research and development expense increased 34% from $6.6 million in 2005 to $8.8 million in 2006. This increase is primarily due to the increase in salary, software maintenance, and depreciation expense. Additionally, our research and development expense for 2006 included approximately $799,000 of stock-based employee compensation expense related to our adoption of FASB 123(R) in 2006. We did not incur a similar charge in 2005. As a percentage of total revenue, research and development expense decreased one percentage point to 10% in 2006 from 11% in 2005.

General and Administrative.  General and administrative expense increased 21% from $9.6 million in 2005 to $11.6 million in 2006, primarily due to the increase in salary expense and insurance expense. Additionally, included in general and administrative for 2006 included approximately $1.2 million of stock-based employee compensation expense related to our adoption of FASB 123(R) in 2006. We did not incur a similar charge in 2005. As a percentage of total revenue, general and administrative expense decreased two percentage points to 14% in 2006 from 16% in 2005.

Other Income, Net.  Other income, net increased 128% from $2.2 million in 2005 to $5.1 million in 2006. As a percentage of total revenue, other income, net increased two percentage points to 6% in 2006 as compared to 4% in 2005. The increase, both on an absolute basis and as a percentage of total revenue, is due to the increase in interest rates and invested balance as we maintain our profitability.

Liquidity and Capital Resources

As of December 31, 2007 and 2006, we had approximately $91 million and $106 million in cash, restricted cash and short-term and long-term investments, respectively. We invest available funds in short and long term money market funds, commercial paper, corporate notes and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2010.

The following table is a schedule of our significant contractual obligations and commercial commitments which is comprised of the future minimum lease payments under operating leases at December 31, 2007 (in thousands):

Operating
Years ended:
2008	751
2009	794
2010	134
2011	—
Thereafter	—
$1,679

During 2007, we repurchased approximately 2.5 million shares of our common stock for approximately $33.3 million. We will consider repurchasing stock during our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess.

Net cash provided by operating activities was $16.9 million and $22.4 million for 2007 and 2006, respectively. The decrease in net cash provided by operating activities is primarily due to the increase in sales and marketing and legal expenses.

Net cash provided (used) by investing activities was $46.9 million and ($12.9) million for 2007 and 2006, respectively. The increase in net cash provided by investing activities is primarily due to the sale of investments as we executed our stock repurchase plan in 2007.

Net cash used by financing activities was ($31.9) million and ($18.5) million for 2007 and 2006, respectively. The increase in net cash used in financing activities resulted primarily from the repurchase of our Company’s common stock.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for at least the next twelve months.

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

Our service revenue is based on monthly convenience fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including PhotoStamps, to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue, are estimated using historical experience. We recognize licensing revenue ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable. We recognize revenue on insurance purchases upon the ship date of the insured package.

Intangibles

We make an assessment of the estimated useful lives of our patents and other amortizable intangibles. These estimates are made using various assumptions that are subjective in nature and could change as economic and competitive conditions change. If events were to occur that would cause our assumptions to change, the amounts recorded as amortization would be adjusted.

Contingencies and Litigation

We are involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against us when the losses are probable and estimable. Any amounts recorded would be based on reviews by outside counsel, in-house counsel and management. Actual results may differ from estimates.

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense which is included in cost of service is incurred as customers qualify and thereby may not correlate directly with changes in revenue as the revenue associated with the acquired customer is earned over the customer’s lifetime.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. However in December 2007, the FASB issued a proposed staff position that would delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not believe that the adoption of SFAS 157 will materially impact our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will materially impact our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141R include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 141R will materially impact our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 286 days at December 31, 2007. Our cash equivalents and investments, net of restricted cash, approximated $90 million and had a related weighted average interest rate of approximately 4.8%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8. Financial Statements and Supplementary Data.

Our financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Changes in Internal Controls

During the quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9A(T). Control and Procedures.

Not applicable.

Item 9B. Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Stamps.com Inc.

We have audited Stamps.com Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stamps.com Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Stamps.com Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Stamps.com Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 13, 2008

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We incorporate by reference the information under the captions “Proposal One: Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission by not later than 120 days after our fiscal year end.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our code of ethics, which also applies to our directors and all of our officers and employees, can be found on our web site, which is located at www.stamps.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site. We will provide to any person without charge, upon request to the secretary of the company, a copy of our code of ethics.

Item 11. Executive Compensation.

We incorporate by reference the information under the caption “Executive Compensation and Related Information”, appearing in our proxy statement for our 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission by not later than 120 days after our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information under the caption “Beneficial Ownership of Securities”, appearing in our proxy statement for our 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission by not later than 120 days after our fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information under the heading “Certain Relationships and Related Transactions”, appearing in our proxy statement for our 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission by not later than 120 days after our fiscal year end.

Item 14. Principal Accountant Fees and Services.

We incorporate by reference the information under the heading “Principal Accounting Fees and Services”, appearing in our proxy statement for our 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission by not later than 120 days after our fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements.  Our following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

STAMPS.COM FINANCIAL STATEMENTS

2. Financial Statement Schedules.  All of our financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

3. Exhibits.  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Bylaws of the Company.(1)
4.1	Specimen common stock certificate.(1)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(1)
10.4	1999 Stock Incentive Plan.(1)
10.5	1999 Employee Stock Purchase Plan.(1)
10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1)
10.7+	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc.(11)
10.8++	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc.(12)
14	Code of Ethics.(13)
23.1	Consent of Ernst & Young LLP.(13)
24.1	Power of Attorney by G. Bradford Jones.(13)
24.2	Power of Attorney by Mohan Ananda.(13)
24.3	Power of Attorney by Lloyd I. Miller.(13)
24.4	Power of Attorney by Kevin Douglas.(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

Exhibit Number	Description
32.2	Certification of Chief Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)
99.1	Form of Notice of Grant of Stock Option.(3)
99.2	Form of Stock Option Agreement.(3)
99.3	Form of Addendum to Stock Option Agreement — Involuntary Termination Following Corporate Transaction/Change in Control.(3)
99.4	Form of Addendum to Stock Option Agreement — Limited Stock Appreciation Right.(3)
99.5	Form of Stock Issuance Agreement.(3)
99.6	Form of Addendum to Stock Issuance Agreement — Involuntary Termination Following Corporate Transaction/Change in Control.(3)
99.7	Form Automatic Stock Option Agreement.(3)
99.8	Form Notice of Grant of Non-Employee Director — Automatic Stock Option (Initial).(3)
99.9	Form Notice of Grant of Non-Employee Director — Automatic Stock Option (Annual).(3)
99.10	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(3)
99.11	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(3)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on April 26, 1999, as subsequently amended (File No. 333-77025).
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on November 2, 1999, as subsequently amended (File No. 333-90115).
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-[ ].
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-[ ]).
(5)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000 (File No. 000-26427).
(6)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 000-26427).
(7)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2000 (File No. 000-26427).
(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A, originally filed with the Securities and Exchange Commission on April 27, 2001 (File No. 000-26427).
(9)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001 (File No. 000-26427).
(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 29, 2002 (File No. 000-26427).
(11)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003 (File No. 000-26427).
(12)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004 (File No. 000-26427).
(13)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.
*	Previously filed.
+	Confidential treatment requested and received as to certain portions.
++	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Stamps.com Inc.

We have audited the accompanying balance sheets of Stamps.com Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stamps.com Inc. at December 31, 2007 and 2006, and the results of their operations, stockholders’ equity and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, Stamps.com Inc. adopted Statement of Financial Accounting Standards No. 123(R) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stamp.com Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 13, 2008

STAMPS.COM INC.

BALANCE SHEETS
(In Thousands, Except per Share Data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$43,667	$11,740
Restricted cash	554	554
Short-term investments	22,084	21,314
Trade accounts receivable, net	2,519	2,365
Other accounts receivable	1,209	671
Other current assets	2,489	2,095
Total current assets	72,522	38,739
Property and equipment, net	3,790	5,084
Intangible assets, net	871	1,956
Long-term investments	24,518	72,466
Other assets	3,252	3,305
Total assets	$104,953	$121,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,935	$10,459
Deferred revenue	2,576	556
Total current liabilities	12,511	11,015
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2007 and 2006
Issued shares: 24,258in 2007 and 24,082 in 2006
Outstanding shares: 19,813 in 2007 and 22,185 in 2006	47	47
Additional paid-in capital	622,781	618,664
Accumulated deficit	(466,555)	(477,221)
Treasury stock, at cost, 4,445 shares in 2007 and 1,897 shares in 2006	(63,737)	(30,429)
Accumulated other comprehensive loss	(94)	(526)
Total stockholders’ equity	92,442	110,535
Total liabilities and stockholders’ equity	$104,953	$121,550

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF INCOME
(In Thousands, Except per Share Data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Subscription	$55,903	$53,827	$42,391
PhotoStamps	17,887	18,801	8,901
Product	9,636	8,696	7,365
Insurance	1,478	1,442	1,422
Other	907	1,820	1,832
Total revenues	85,811	84,586	61,911
Cost of revenues:
Subscription	9,659	9,882	9,193
PhotoStamps	11,854	11,618	5,483
Product	3,286	2,690	2,223
Insurance	455	442	431
Other	52	165	104
Total cost of revenues	25,306	24,797	17,434
Gross profit	60,505	59,789	44,477
Operating expenses:
Sales and marketing	33,115	27,793	19,804
Research and development	8,260	8,817	6,596
General and administrative	12,538	11,649	9,633
Total operating expenses	53,913	48,259	36,033
Income from operations	6,592	11,530	8,444
Other income:
Interest income	4,461	5,096	2,167
Other	—	—	64
Total other income, net	4,461	5,096	2,231
Income before income taxes	11,053	16,626	10,675
Provision for income taxes	387	164	246
Net income	$10,666	$16,462	$10,429
Net income per share:
Basic Basic	$0.51	$0.71	$0.46
Diluted	$0.50	$0.69	$0.44
Weighted average shares outstanding:
Basic Basic	20,815	23,233	22,738
Diluted	21,194	24,032	23,744

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2005	22,463	45	601,064	(1,411)	(504,112)	(699)	94,887
Comprehensive income (loss):
Net income	—	—	—	—	10,429	—	10,429
Unrealized gain on investments	—	—	—	—	—	144	144
Comprehensive income							10,573
Exercise of stock options	696	1	6,424	—	—	—	6,425
Shares issued under the ESPP	43	—	381	—	—	—	381
Stock repurchase	(139)	—	—	(2,326)	—	—	(2,326)
Balance at December 31, 2005	23,063	46	607,869	(3,737)	(493,683)	(555)	109,940
Comprehensive income: Net income	—	—	—	—	16,462	—	16,462
Unrealized gain on investments	—	—	—	—	—	29	29
Comprehensive income							16,491
Stock-based compensation expense			2,638				2,638
Exercise of stock options	654	1	7,619	—	—	—	7,620
Shares issued under the ESPP	56	—	538	—	—	—	538
Stock repurchase	(1,588)	—	—	(26,692)	—	—	(26,692)
Balance at December 31, 2006	22,185	47	618,664	(30,429)	(477,221)	(526)	110,535
Comprehensive income: Net income	—	—	—	—	10,666	—	10,666
Unrealized gain on investments	—	—	—	—	—	432	432
Comprehensive income							11,098
Stock-based compensation expense			2,707				2,707
Exercise of stock options	133	—	933	—	—	—	933
Shares issued under the ESPP	43	—	477	—	—	—	477
Stock repurchase	(2,548)	—	—	(33,308)	—	—	(33,308)
Balance at December 31, 2007	19,813	$47	$622,781	$(63,737)	$(466,555)	$(94)	$92,442

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF CASH FLOWS
(In Thousands)

	2007	2006	2005
Operating activities:
Net income	$10,666	$16,462	$10,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,047	2,937	2,936
Stock-based compensation expense	2,707	2,638	—
Changes in operating assets and liabilities:
Trade accounts receivable	(154)	(234)	(597)
Other accounts receivable	(538)	(43)	(458)
Other current assets	(394)	(817)	(577)
Other assets	53	(1,025)	298
Deferred revenue	2,020	131	259
Accounts payable and accrued expenses	(524)	2,369	2,714
Net cash provided by operating activities	16,883	22,418	15,004
Investing activities:
Sale of short-term investments	57,952	34,475	17,241
Purchase of short-term investments	(34,347)	(36,298)	(18,477)
Sale of long-term investments	33,251	31,447	58,006
Purchase of long-term investments	(9,246)	(40,717)	(63,828)
Acquisition of property and equipment	(668)	(2,429)	(2,856)
Proceeds from other investing activities	—	610	—
Net cash provided (used in) by investing activities	46,942	(12,912)	(9,914)
Financing activities:
Proceeds from exercise of stock options	933	7,620	6,425
Issuance of common stock under ESPP	477	538	381
Repurchase of common stock	(33,308)	(26,692)	(2,326)
Net cash (used in) provided by financing activities	(31,898)	(18,534)	4,480
Net increase (decrease) in cash and cash equivalents	31,927	(9,028)	9,570
Cash and cash equivalents at beginning of period	11,740	20,768	11,198
Cash and cash equivalents at end of period	$43,667	$11,740	$20,768
Supplemental cash flow information:
Income taxes paid during the period	$354	$192	$189

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

Our core service allows customers to buy and print USPS approved postage using any PC, an ordinary inkjet or laser printer, and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. In 1999, we became the first ever USPS-licensed vendor to offer PC Postage in a software-only business model. On August 10, 2004, we publicly launched a market test of PhotoStamps®, which allows consumers to turn digital photos, designs or images into valid US postage. We are currently under the fourth phase of the market test with authorization from the USPS through May 16, 2008.

2. Summary of Significant Accounting Policies

Use of Estimates and Risk Management

The preparation of financial statements in conformity with US generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions and estimates regarding the useful lives of patents and other amortizable intangibles.

Contingencies and Litigation

We are involved in various litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We record liabilities for claims against us when the loss is probable and estimable. Amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results could differ from estimates.

Cash Equivalents and Investments

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Our cash equivalents and investments are comprised of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2007 and 2006. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net while unrealized gains and losses are included as a separate component of stockholders’ equity.

Trade Accounts Receivable

Our trade accounts receivable primarily relate to PC Postage Services, PhotoStamps Sales and Branded Insurance provided to customers prior to billing. Trade accounts receivable, net of allowances for uncollectible accounts of $15,562 and $8,713 as of December 31, 2007 and 2006, respectively, were approximately $2,519,000 and $2,365,000 as of December 31, 2007 and 2006, respectively.

We evaluate the collectibility of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet their financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and their historical experience. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional provisions are recorded in that period.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, notes receivable, accrued payroll, and other accrued liabilities, approximate fair value due

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Concentration of Risk

Our cash, cash equivalents and investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by us. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments. From time to time, our investments held with financial institutions may exceed Federal Deposit Insurance Corporation insurance limits. Interest rate fluctuations and changes in credit ratings impact the carrying value of the portfolio.

During 2007, 2006 and 2005 we did not recognize revenue from any one customer that represented 10% or more of revenues.

As of December 31, 2007 and 2006, we did not have trade accounts receivable from any one customer that represented 10% or more of the total trade accounts receivable balance.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed principally on a straight-line method over the estimated useful life of the asset, ranging from three to five years. We have a policy of capitalizing expenditures that materially increase assets’ useful lives and charging ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

Trademarks and Patents

Acquired trademarks, patents and other intangibles are included in intangible assets, net in the accompanying balance sheets and are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 4 to 17 years. During 2007, 2006 and 2005, amortization expense including the amortization of trademarks and patents, was approximately $1.1 million per year.

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

Statement of Financial Accounting Standards (SFAS) No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives.

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation. Based on the annual evaluations performed by us, there was no impairment during the years ended December 31, 2007, 2006 or 2005.

Deferred Revenue

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

Service revenue is based on monthly convenience fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including PhotoStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue, are estimated using historical experience. We recognize licensing revenue ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers who purchase postage for use through our NetStamps, shipping label or mailing features, pay face value, and the funds are transferred directly from the customers to the USPS. We do not recognize revenue for this postage as it is purchased by our customers directly from the USPS.

PhotoStamps revenue includes the price of postage and is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was immaterial during the years ended December 31, 2007, 2006 and 2005.

We provide our customers with the opportunity to purchase parcel insurance directly through our software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

Revenue from gift cards, which is recognized at the time of redemption, is currently immaterial to our financial statements. Because we do not yet have meaningful historical data upon which to base estimates for gift cards that will never be redeemed (“breakage”), we have not recorded any breakage income related to our gift card program.

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

Promotional Expense

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

Sales and Marketing

Sales and marketing expense primarily consist of discretionary spend to acquire new customers and compensation and related expenses for personnel engaged in marketing and business development activities.

Advertising Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. For the years ended December 31, 2007, 2006 and 2005, advertising and tradeshow costs were $2.2 million, $3.2 million and $1.3 million, respectively.

Internet Advertising

We recognize Internet advertising expense based on the specifics of the individual agreements. Under partner and affiliate agreements, third parties refer prospects to our web site and we pay the third parties when the customer completes the customer registration process, completes the first purchase or in some cases, upon the first successful billing of a customer. We record these expenses on a monthly basis as prospects are successfully converted to customers.

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

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Net Income per Share

Net income per share represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including convertible preferred stock and stock options and warrants (commonly and hereafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net income per share is calculated by dividing net income during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period. Basic and diluted income per share for the year ended December 31, 2005 was calculated based on net income not including stock based compensation expense as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method which does not require our prior period financial statements to be restated. Therefore, earnings per share for the year ended December 31, 2005 have not been restated as allowed by SFAS 123R. The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net income	$10,666	$16,462	$10,429
Basic – weighted average common shares	20,815	23,233	22,738
Diluted effect of common stock equivalents	379	799	1,006
Diluted – weighted average common shares	21,194	24,032	23,744
Net income per share:
Basic	$0.51	$0.71	$0.46
Diluted	$0.50	$0.69	$0.44

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year Ended December 31,
	2007	2006	2005
Anti-dilutive stock options shares	2,230	557	526

Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. Under FIN 48, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

The adoption of FIN 48 did not have a material effect on our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2007, we have not recorded any interest and penalty expense.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Our determination on the analysis of uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2004 through 2006 tax years for federal purposes and the 2003 through 2006 tax years for California purposes.

The provision for income taxes consists solely of alternative minimum federal and state taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credits carryforwards to offset taxable income. We recorded a tax provision subject to the corporate alternative minimum federal and state taxes of approximately $387,000, $164,000 and $246,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

Until December 31, 2005, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), using the modified prospective transition method. Under that transition method, our stock-based compensation expense includes (1) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) compensation expense for the share-based payment awards granted or modified subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to recognize stock-based compensation expense during each period based on the value of that portion of share-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Compensation expense recognized for all employee stock options wards granted is recognized using the straight-line single method over their respective vesting periods of three to four years.

The following table sets forth the stock-based compensation expense that we recognized under SFAS 123R for the periods indicated (in thousands):

	2007	2006
Stock-based compensation expense relating to:
Employee and director stock options	$2,623	$1,828
Employee stock purchases	84	810
Total stock-based compensation expense	$2,707	$2,638
Stock-based compensation expense relating to:
Cost of revenues	$291	$325
Sales and marketing	495	336
Research and development	617	799
General and administrative	1,304	1,178
Total stock-based compensation expense	$2,707	$2,638

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The following table illustrates the reported and pro forma effect on net income and earnings per share if we had elected to apply the fair value recognition provisions of SFAS 123 for 2005 (in thousands, except per share data):

2005
Net income as reported	$10,429
Add: Stock price based employee expense included in net income	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,332)
Net income pro forma	$9,097
Basic net income per common share – as reported	$0.46
Diluted net income per common share – as reported	$0.44
Basic net income per common share – pro forma	$0.40
Diluted net income per common share – pro forma	$0.38

In our SFAS 123R calculations, we use the Black-Scholes option valuation model, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and actual and projected employee stock option exercise behaviors. For options granted, our assumption of expected volatility was based on the historical volatility of our stock price for the period January 1, 2002 through the date of option grant. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2007	2006	2005
Expected dividend yield	—	—	—
Risk-free interest rate	4.45%	4.74%	4.11%
Expected volatility	48%	49%	48%
Expected life (in years)	5	5	5
Expected forfeiture rate	16%	15%	—

The following table summarizes stock option activity related to our plan for 2007:

	Number of Stock Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2006	2,197	$17.52
Granted	1,368	13.71
Exercised	(132)	7.05
Forfeited or expired	(342)	18.86
Balance at December 31, 2007	3,091	16.17	6.9	$3,811
Exercisable at December 31, 2007	1,829	$16.99	5.4	$3,792

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $12.18 at December 31, 2007, representing the last trading day of 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during the 2007, 2006 and 2005 were $6.56, $13.41 and $9.34 respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 were $769,121, $11,460,570 and $7,172,993, respectively.

The following table summarizes the status of our nonvested shares as of December 31, 2007:

	Number of Stock Options (in Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	432	$11.28
Granted	1,368	6.56
Vested	(317)	8.54
Forfeited	(221)	8.97
Nonvested at December 31, 2007	1,262	$7.18

As of December 31, 2007, there was approximately $9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.1 years.

Treasury Stock

During 2007 and 2006, we repurchased approximately 2.5 million shares for $33.3 million and 1.6 million shares for $26.7 million, respectively.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards of reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. We operate in a single segment.

Website Development Costs

We develop and maintain our website. Costs associated with the operation of our website consist primarily of software and hardware purchased from third parties, and the costs are capitalized based on our capitalization policy. These capitalized costs are amortized based on their estimated useful life. Costs related to the maintenance and development of our website are expensed as incurred.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. However in December 2007, the FASB issued a proposed staff position that would delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not believe that the adoption of SFAS 157 will materially impact our financial statements.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will materially impact our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141R include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 141R will materially impact our financial statements.

3. Intangible Assets

Our other intangible assets, which consist of acquired patents, trademarks and other intellectual property with a gross carrying value of $8.3 million as of December 31, 2007 and 2006, respectively, and accumulated amortization of $7.4 million and $6.3 million as of December 31, 2007 and 2006, respectively, continue to be amortized over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of 1year. During 2007, 2006 and 2005, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2007, 2006 and 2005.

Aggregate amortization expense on patents and trademarks was approximately $1.1 million each for 2007, 2006, and 2005. Amortization expense on patents and trademarks is estimated to approximately $625,000 for 2008.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents, restricted cash and investments as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,784	$—	$—	$7,784
Money market	35,883	—	—	35,883
Cash and cash equivalents	43,667	—	—	43,667
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short-term investments:
Corporate notes and bonds	13,317	—	(31)	13,286
U.S. Government and agency securities	8,804	—	(6)	8,798
Short-term investments	22,121	—	(37)	22,084
Long-term investments:
Corporate notes and bonds	21,997	—	(43)	21,954
U.S. Government and agency securities	2,578	—	(14)	2,564
Long-term investments	24,575	—	(57)	24,518
Cash and equivalents, restricted cash and investments	$90,917	—	(94)	$90,823

	December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,789	$—	$—	$6,789
Money market	2,555	—	—	2,555
Commercial paper	2,396	—	—	2,396
Cash and cash equivalents	11,740	—	—	11,740
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short-term investments:
Corporate notes and bonds	12,069	—	(32)	12,037
U.S. Government and agency securities	9,335	—	(58)	9,277
Short-term investments	21,404	—	(90)	21,314
Long-term investments:
Corporate notes and bonds	43,331	—	(326)	43,005
U.S. Government and agency securities	29,571	—	(110)	29,461
Long-term investments	72,902	—	(436)	72,466
Cash and equivalents, restricted cash and investments	$106,600	$—	$(526)	$106,074

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments  – (continued)

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$22,122	$22,084
Due after one year through five years	23,080	23,067
Due after five years through ten years	2,049	2,005
	$47,251	$47,156

Total restricted cash of approximately $554,000 as of December 31, 2007 and 2006 is related to a letter of credit for a facility leased by us which will expire in February 2010.

5. Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Payroll and related accrual	$1,879	$2,019
Legal and related accrual	405	234
Deferred rent accrual	256	293
Sales and marketing related accrual	3,088	4,298
Other accruals	4,307	3,615
Accounts payable and Accrued expenses	$9,935	$10,459

6. Allowance for Doubtful Accounts

As of December 31, 2007 and 2006, our allowance for doubtful accounts totaled $15,562 and $8,713, respectively. Increases in our allowance for doubtful accounts totaled $6,849 and $0 for 2007 and 2006, respectively. There were no write-offs against the allowance for doubtful accounts during 2007 and 2006.

7. Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2007	2006
Furniture and equipment	$1,713	$1,713
Computers and software	15,799	15,237
Leasehold improvements	1,708	1,602
	19,220	18,552
Less accumulated depreciation and amortization	(15,430)	(13,468)
Property and equipment, net	$3,790	$5,084

During 2007, 2006 and 2005, depreciation expense was approximately $2.0 million, $1.8 million and $1.8 million, respectively.

8. Income Taxes

The provision for income taxes consists solely of alternative minimum state and federal taxes. Our effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

8. Income Taxes  – (continued)

loss carryforwards and research tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforward	$94,288	$103,046
Tax credits	1,514	1,128
Depreciation	(423)	(551)
Capitalized start-up costs	659	485
Accruals	2,274	1,340
Total deferred tax assets	98,312	105,448
Valuation allowance	(98,312)	(105,448)
Net deferred tax assets	$—	$—

Because we have experienced net loss since inception and up to fiscal year 2004, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. We have a net operating loss carryforward of approximately $252 million and $149 million for federal and state income tax purposes at December 31, 2007, respectively, and approximately $269 million and $199 million for federal and state income tax purposes at December 31, 2006, respectively, which can be carried forward to offset future taxable income. We have available a tax credit carryforward of approximately$1.5 million and $1.1 million at December 31, 2007 and 2006, respectively, which can be carried forward to offset future taxable liabilities. Our federal net operating losses will begin to expire in 2019; state net operating will begin to expire in 2012. The federal and state credits begin to expire in 2027. The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions which may limit the net operating losses carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests.

We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2007, we are approximately at 34% compared with the 50% level that would trigger impairment of our NOLs.

The provision for income taxes is comprised of (in thousands):

	2007	2006	2005
Current:
Federal	$286	$123	$185
State	101	41	61
	387	164	246
Deferred	—	—	—
Provision for income taxes	$387	$164	$246

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

8. Income Taxes  – (continued)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2007	2006	2005
Income tax at statutory federal rate	$3,757	$5,653	$3,630
State income taxes, net of federal benefit	730	1,095	645
Effect of permanent differences	36	1	1
Other	3,000	(4,336)	(1,165)
Change in valuation allowance	(7,136)	(2,249)	(2,865)
	$387	$164	$246

9. Commitments and Contingencies

Operating Leases

The following is a schedule of significant future minimum lease payments under operating leases at December 31, 2007 (in thousands):

Operating
Years ended:
2008	751
2009	787
2010	134
2011	—
2012	—
Thereafter	—
$1,672

Total rent expense for 2007, 2006 and 2005 was approximately $657,000, $657,000, and $646,000, respectively.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2010. As of December 31, 2007, we maintained a letter of credit for the facility lease in the amount of $554,000.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

10. Employee Stock Plans

Stock Incentive Plans

Our 1999 Stock Incentive Plan (the “1999 Plan”) serves as the successor to the 1998 Stock Plan (the “Predecessor Plan”). The 1999 Plan became effective in June 1999. At that time, all outstanding options under the Predecessor Plan were transferred to the 1999 Plan, and no further option grants can be made under the Predecessor Plan. All outstanding options under the Predecessor Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options.

As of December 31, 2007, the total number of shares authorized for issuance under the 1999 Plan approximated 7,233,240 which amount includes an automatic annual increase to the share reserve of 3% of our outstanding common shares on the last trading day in December. The automatic increase on January 1, 2007 was approximately 666,000shares based upon 22,185,000 shares outstanding on the last day of 2006.

In no event will this annual increase exceed 782,358 shares. In addition, no participant in the 1999 Plan may be granted stock options or direct stock issuances for more than 562,500 shares of common stock in total in any calendar year. Options granted under the 1999 Plan generally vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. During 2007, 2006 and 2005, we issued options to purchase a total of 1.4 million, 318,500 and 265,500 shares of common stock, respectively, at prices at or above the market price at the date of grant.

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	Number of Options
Balance at January 1, 2005	3,219	14.28
Granted	265	18.89
Forfeited	(180)	15.67
Exercised	(696)	9.25
Balance at December 31, 2005	2,608	$15.03
Granted	319	27.53
Forfeited	(74)	22.48
Exercised	(656)	11.66
Balance at December 31, 2006	2,197	$17.52
Granted	1,368	13.71
Forfeited	(342)	18.86
Exercised	(132)	7.05
Balance at December 31, 2007	3,091	16.17

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

10. Employee Stock Plans  – (continued)

The weighted-average fair value of stock grants for 2007, 2006 and 2005 using the Black-Scholes valuation method are as follows:

	2007	2006	2005
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$6.56	$13.41	$9.20
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	7.93
Total	$6.56	$13.41	$9.10

Weighted average exercise prices for 2007 stock options are as follows:

2007
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$13.71
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	—
Total weighted-average exercise price	$13.71

The following tables summarize information concerning outstanding and exercisable options at December 31, 2007 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.00 – $16.20	2,091	7.4	$11.34	971	$8.64
$16.21 – $32.40	770	6.4	$19.48	672	$19.17
$32.41 – $48.60	127	6.3	$34.35	83	$34.86
$48.61 – $64.80	64	1.8	$59.19	64	$59.19
$64.81 – $81.00	31	1.8	$70.47	31	$70.47
$97.20 – $113.40	2	1.9	$98.50	2	$98.50
$113.41 – $129.60	1	2.0	$117.50	1	$117.50
$129.61 – $145.80	5	1.9	$131.50	5	$131.50
$0.10 – $145.80	3,091	6.9	$16.17	1,829	$16.99

Employee Stock Purchase Plan

In June 1999, our Board of Directors adopted an Employee Stock Purchase Plan (ESPP) which allows our eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

10. Employee Stock Plans  – (continued)

Upon adoption of the plan, 150,000 shares of common stock were reserved for issuance. This reserve automatically increases on the first trading day in January each year, beginning in calendar year 2000, by an amount equal to 1% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year. In no event will any annual increase exceed 260,786 shares.

Total shares of common stock issued pursuant to the ESPP during 2007, 2006 and 2005 were approximately 43,000, 56,000 and 43,000, respectively.

Savings Plan

During 1999, we implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. We match 50% of the first 4% a participant contributes. We expensed approximately $200,000, $187,000 and $150,000 in 2007, 2006 and 2005, respectively, related to this plan.

15. Legal Proceedings

In addition to the legal proceedings described in Item 3 of our 2007 Annual Report on form 10-K, we are a party to various other legal actions, claims and proceedings incidental to our business. Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. We have established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against us involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position or results of operations. At this time we have not reached a determination that any of our litigation proceedings are expected to result in liabilities that will have a material adverse effect on our financial position, cash flows, or results of operations.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

16. Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September	December
	(In Thousands Except per Share Data)
Fiscal Year 2007:
Revenues	$20,022	$21,407	$20,284	$24,098
Gross profit	14,656	14,962	14,565	16,322
Income from operations	1,933	1,741	1,434	1,484
Net income	3,054	2,800	2,446	2,366
Net income per share:
Basic	$0.14	$0.13	$0.12	$0.12
Diluted	$0.14	$0.13	$0.12	$0.12
Weighted average shares outstanding:
Basic	21,892	21,352	20,243	19,805
Diluted	22,326	21,742	20,575	20,131
Fiscal Year 2006:
Revenues	$20,542	$20,160	$18,909	$24,975
Gross profit	14,611	14,632	13,814	16,732
Income from operations	2,291	2,814	2,978	3,447
Net income	3,357	4,160	4,263	4,682
Net income per share:
Basic	$0.14	$0.18	$0.18	$0.21
Diluted	$0.14	$0.17	$0.18	$0.20
Weighted average shares outstanding:
Basic	23,268	23,601	23,458	22,609
Diluted	24,386	24,561	24,091	23,090

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

16. Quarterly Information (Unaudited)  – (continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 14 day of March 2008.

STAMPS.COM INC.

By:	/s/ Kenneth McBride Kenneth McBride Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kenneth McBride Kenneth McBride	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008
/s/ Kyle Huebner Kyle Huebner	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008
* Kevin G. Douglas	Director	March 14, 2008
* Mohan P. Ananda	Director	March 14, 2008
* G. Bradford Jones	Director	March 14, 2008
* Lloyd I. Miller	Director	March 14, 2008

*	By Kenneth McBride as Attorney-in-fact.