Form 10-Q
period 2008-03-31
STAMPS.COM INC
filed 2008-05-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ ( (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2008, there were approximately 19,374,305 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,482	$43,667
Restricted cash	554	554
Short-term investments	23,044	22,084
Trade accounts receivable, net	2,605	2,519
Other accounts receivable	446	1,209
Other current assets	2,189	2,489
Total current assets	80,320	72,522
Property and equipment, net	3,523	3,790
Intangible assets, net	602	871
Long-term investments	15,221	24,518
Deferred income taxes.	3,671	—
Other assets	3,611	3,252
Total assets	$106,948	$104,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,799	$9,935
Deferred revenue	2,380	2,576
Total current liabilities	13,179	12,511
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2008 and 2007
Issued shares: 24,277 in 2008 and 24,258 in 2007
Outstanding shares: 19,348 in 2008 and 19,813 in 2007	47	47
Additional paid-in capital	623,728	622,781
Accumulated deficit	(461,357)	(466,555)
Treasury stock, at cost, 4,929 shares in 2008 and 4,445 shares in 2007	(68,237)	(63,737)
Accumulated other comprehensive loss	(412)	(94)
Total stockholders’ equity	93,769	92,442
Total liabilities and stockholders’ equity	$106,948	$104,953

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months ended March 31,
	2008	2007
Revenues:
Service	$15,197	$13,661
PhotoStamps	3,004	3,176
Product	2,483	2,358
Insurance	388	374
Other	—	453
Total revenues	21,072	20,022
Cost of revenues:
Service	2,742	2,343
PhotoStamps	2,127	2,083
Product	880	799
Insurance	120	116
Other	—	25
Total cost of revenues	5,869	5,366
Gross profit	15,203	14,656
Operating expenses:
Sales and marketing	8,623	7,831
Research and development	1,943	2,145
General and administrative	3,943	2,747
Total operating expenses	14,509	12,723
Income from operations	694	1,933
Other income:
Interest income	917	1,213
Other income	21	—
Total other income	938	1,213
Income before income taxes	1,632	3,146
Income tax (benefit) expense	(3,566)	92
Net income	$5,198	$3,054
Net income per share (see Note 3):
Basic	$0.26	$0.14
Diluted	$0.26	$0.14
Weighted average shares outstanding
Basic	19,723	21,892
Diluted	19,950	22,326

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2008	2007
Operating activities:
Net income	$5,198	$3,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	722	788
Stock-based compensation expense	779	461
Deferred income tax	(3,671)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(86)	(27)
Other accounts receivable	763	(320)
Prepaid expenses	300	(65)
Other assets	(359)	101
Deferred revenue	(196)	160
Accounts payable and accrued expenses	864	(1,621)
Net cash provided by operating activities	4,314	2,531

Investing activities:
Sale of short-term investments	13,736	8,567
Purchase of short-term investments	(15,014)	(9,911)
Sale of long-term investments	9,297	9,351
Purchase of long-term investments	—	(2,073)
Acquisition of property and equipment	(186)	(146)
Net cash provided by investing activities	7,833	5,788

Financing activities:
Proceeds from exercise of stock options	—	242
Issuance of common stock under ESPP	168	268
Repurchase of common stock	(4,500)	(5,309)
Net cash used in financing activities	(4,332)	(4,799)
Net increase in cash and cash equivalents	7,815	3,520
Cash and cash equivalents at beginning of period	43,667	11,740
Cash and cash equivalents at end of period	$51,482	$15,260

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2008 AND 2007 IS UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

We prepared the financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (US) generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and cash flows for the three months ended March 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 and notes thereto.

Use of Estimates and Risk Management

The preparation of financial statements in conformity with US generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, deferred income taxes and estimates regarding the useful lives of patents and other amortizable intangibles.

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

Service revenue is based on monthly convenience fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of our products, including PhotoStamps, to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. We recognize licensing revenue ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers who purchase postage for use through our NetStamps, shipping label or mailing features, pay face value, and the funds are transferred directly from the customers to the United States Postal Service (USPS). We do not recognize revenue for this postage as it is purchased by our customers directly from the USPS. PhotoStamps revenue includes the price of postage.

On a limited basis, we allow third parties to offer products and promotions to the Stamps.com customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements is currently immaterial.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2008 AND 2007 IS UNAUDITED)

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

	Three Months Ended March 31,
	2008	2007
Net income	$5,198	$3,054

Basic - weighted average common shares	19,723	21,892
Diluted effect of common stock equivalents	227	434
Diluted - weighted average common shares	19,950	22,326

Earnings per share:
Basic	$0.26	$0.14
Diluted	$0.26	$0.14

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2008	2007
Anti-dilutive stock options shares	2,332	1,270

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2008 AND 2007 IS UNAUDITED)

4. Stock-Based Employee Compensation

We account for stock-based awards to employees and directors pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107). SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to recognize stock-based compensation expense during each period based on the value of that portion of share-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recognized for all employee stock options granted is recognized using the straight-line single method over their respective vesting periods of three to four years.

The following table sets forth the stock-based compensation expense that we recognized under SFAS 123R for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense relating to:
Employee and director stock options	$749	$414
Employee stock purchases	30	47
Total stock-based compensation expense	$779	$461

Stock-based compensation expense relating to:
Cost of revenues	$75	$76
Sales and marketing	176	73
Research and development	152	150
General and administrative	376	162
Total stock-based compensation expense	$779	$461

In our SFAS 123R calculations, we use the Black-Scholes option valuation model, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and actual and projected employee stock option exercise behaviors. For options granted, our assumption of expected volatility was based on the historical volatility of our stock price for the period January 1, 2002 through the date of the option grant. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Expected dividend yield	—	—
Risk-free interest rate	2.80%	4.67%
Expected volatility	51%	47%
Expected life (in years)	5	5
Expected forfeiture rate	16%	16%

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2008 AND 2007 IS UNAUDITED)

5. Intangible Assets

We continue to amortize our other intangible assets, which consist of patents, trademarks and other intellectual property with a gross carrying value of $8.3 million as of March 31, 2008 and December 31, 2007 and accumulated amortization of approximately $7.7 million as of March 31, 2008 and $7.4 million as of December 31, 2007, over their expected useful lives ranging from 4 to 17 years with a remaining weighted average amortization period of less than one year. During 2007, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during the year ended December 31, 2007 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2007.

Aggregate amortization expense on patents and trademarks was approximately $270,000 for the three months ended March 31, 2008. We estimate that amortization expense on patents and trademarks will be approximately $871,000 for 2008.

6. Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$5,198	$3,054
Unrealized (loss) income on investments	(318)	90
Comprehensive income	$4,880	$3,144

7. Income Taxes

During the first quarter of 2008, our income tax benefit consists of alternative minimum federal and state taxes and a tax benefit relating to the release of a portion of our deferred tax asset valuation allowance. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the partial release of our valuation allowance for the future benefits to be received from our deferred tax assets as well as our use of net operating losses to offset current tax expense. A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria in accordance with SFAS No. 109, “Accounting for Income Taxes”. During the first quarter of 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary. In making such determination we considered all available positive and negative evidence including our recent earnings trend and expected continued future taxable income. During the first quarter of 2008, we recorded a partial reversal of deferred tax valuation allowance of $3.7 million primarily consisting of net operating loss carryforwards and research tax credits carryforwards. We continue to maintain a valuation allowance for the remainder of our deferred tax assets. We recorded a current tax provision for corporate alternative minimum federal and state taxes of approximately $106,000 in the three months ended March 31, 2008. This resulted in an overall tax benefit of $3.6 million.

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

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense.  As of March 31, 2008, we have not recorded any interest and penalty expense.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2008 AND 2007 IS UNAUDITED)

Our determination on the analysis of uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2004 through 2006 tax years for federal purposes and the 2003 through 2006 tax years for California purposes.

8. Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurement” (SFAS 157) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing.

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$51,482	$51,482	—	—
Available-for-sale debt securities	38,265	—	$38,265	—
Total	$89,747	$51,482	$38,265	—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or which we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Our customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (USPS) mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Any reference in this document to our PC Postage business does not include our PhotoStamps business.

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

Our Services and Products

We offer the following products and services to our customers:

PC Postage Service

Our USPS-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports a variety of USPS classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™, Bound Printed Matter, and international mail. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the USPS’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee ranging from $15.99 to $49.99 based on individual product, pricing and promotions.

We offer our customers three primary ways to print PC Postage. First, our NetStamps® feature and Photo NetStamps® feature enable customers to print postage for any value and for most classes of mail on NetStamps or Photo NetStamps labels. Photo NetStamps allow customers to use digital photos, designs or images with NetStamps as compared to the standard designs available with regular NetStamps. After they are printed, NetStamps and Photo NetStamps can be used just like regular stamps. Second, our shipping feature tab allows customers to print postage for packages on plain 8.5” x 11” paper or on special labels, and to add electronic Delivery or Signature Confirmation at discounted prices. Third, our mailing feature tab is typically used to print the postage and address directly on envelopes or on other types of mail or labels, in a single-step process that saves time and provides a professional look. Our PC Postage services also incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States. As an added convenience, our PC Postage services have been designed to integrate into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

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

Mailing & Shipping Supplies Store

Our Mailing & Shipping Supplies Store (our “Supplies Store”) is available to our customers from within our PC Postage software, and sells NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. Our Supplies Store features a store catalog, same day shipping capabilities, strong messaging of our free or discounted shipping promotions, strong cross sell during checkout, product search capabilities, and new expedited and rush shipping options. We plan to continue to increase the breadth of products offered in our Supplies Store.

Branded Insurance

We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. We also offer official USPS insurance alongside our branded insurance product. Our insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund.

Section 382 Update

We currently have federal and state net operating loss carry-forwards. Under applicable law, those assets could be adversely affected by the acquisition by any person of more than 5% of our outstanding stock. Under Internal Revenue Code Section 382, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more 5% shareholders within a three-year period. When a change of ownership is triggered, our net operating loss ("NOL" or "NOLs") asset may be impaired. We estimate that, as of March 31, 2008 we were approximately at 34% compared with the 50% level that would trigger impairment of our NOLs. As part of our ongoing program to preserve future use of our NOLs, we strongly urge anyone contemplating owning more than 800,000 of our shares to contact us before doing so.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our service revenue is based on monthly convenience fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of our products, including PhotoStamps, to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue, are estimated using historical experience. We recognize licensing revenue ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customers are recognized when the revenue is earned and collection is deemed probable. We recognize revenue on insurance purchases upon the ship date of the insured package.

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

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense that is included in the cost of service is incurred as customers qualify and thereby may not correlate directly with changes in revenue as the revenue associated with the acquired customer is earned over the customer's lifetime.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact to our financial statements.

Results of Operations

Total revenue for the first quarter of 2008 increased 5% to $21.1 million from $20.0 million in the first quarter of 2007. PC Postage subscriber related revenue, including service revenue, product revenue and insurance revenue in the first quarter of 2008 was $18.1 million, an increase of 10% compared to $16.4 million in the first quarter of 2007. PhotoStamps revenue in the first quarter of 2008 was $3.0 million, a decrease of 5% compared to $3.2 million in 2007.

The PC Postage marketing channels we use to acquire customers include partnerships, online advertising, affiliate channel, direct mail, enhanced promotion online channel and others. In the enhanced promotion channel, we work with various companies to advertise our service in a variety of places across the Internet. These companies typically offer an additional promotion directly to the customer in order to get the customer to try our service. Because our enhanced promotion channel is characterized by higher customer attrition rates and lower customer acquisition costs than our other channels, we believe it is more instructive to look at our enhanced promotion channel separately from our non-enhanced promotion channels.

We estimate that subscriber related revenue for customers acquired through our enhanced promotion channel for the first quarter of 2008 was $2.5 million, an increase of 5% from $2.4 million in the first quarter of 2007. We estimate that subscriber related revenue for customers acquired through our non-enhanced promotion channels for the first quarter of 2008 was $15.6 million, an increase of 11% from $14.0 million in the first quarter of 2007. The smaller increase in enhanced promotion subscriber revenue in relation to the increase in non-enhanced promotion revenue was attributable to a shift in our marketing strategy and customer acquisition spending to focus on our non-enhanced promotion channels.

We define paid customers as ones from whom we successfully collected service fees at least once during the quarter. Total number of paid customers originally acquired through our non-enhanced promotion channels during the first quarter of 2008 was 305,000, an increase of 14% from 267,000 in the first quarter of 2007.

We believe that the increase in paid customers in the first quarter of 2008 was attributable to our increased customer acquisition spending. For customers originally acquired through our non-enhanced promotion channels, our average subscriber related monthly revenue per paid customer in the first quarter of 2008 was $17.00, a decrease of 3% from $17.51 in the first quarter of 2007.

During the first quarter of 2008, our income tax benefit consists of alternative minimum federal and state taxes and a tax benefit relating to the release of a portion of our deferred tax asset valuation allowance. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the partial release of our valuation allowance for the future benefits to be received from our deferred tax assets as well as our use of net operating losses to offset current tax expense. A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria in accordance with SFAS No. 109, “Accounting for Income Taxes”. During the first quarter of 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary. In making such determination we considered all available positive and negative evidence including our recent earnings trend and expected continued future taxable income. During the first quarter of 2008, we recorded a partial reversal of deferred tax valuation allowance of $3.7 million primarily consisting of net operating loss carryforwards and research tax credits carryforwards. We continue to maintain a valuation allowance for the remainder of our deferred tax assets. We recorded a current tax provision for corporate alternative minimum federal and state taxes of approximately $106,000 in the three months ended March 31, 2008. This resulted in an overall tax benefit of $3.6 million.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Total Revenues
Service	72%	68%
Product	12%	12%
Insurance	2%	2%
PhotoStamps	14%	16%
Other	0%	2%
Total revenues	100%	100%
Cost of revenues
Service	13%	12%
Product	4%	4%
Insurance	1%	1%
PhotoStamps	10%	10%
Other	0%	0%
Total cost of revenues	28%	27%
Gross profit	72%	73%
Operating expenses:
Sales and marketing	41%	39%
Research and development	9%	11%
General and administrative	19%	14%
Total operating expenses	69%	64%
Income from operations	3%	10%
Other income (expense), net	5%	6%
Income before income taxes	8%	16%
Income tax (benefit) expense	(17)%	1%
Net income	25%	15%

Revenue

Our revenue is derived primarily from five sources: (1) service fees charged to customers for use of our PC Postage service; (2) product revenue from the direct sale of consumables and supplies through our Supplies Store (3) insurance revenue from our branded insurance offering; (4) PhotoStamps revenue from our PhotoStamps business; and (5) other revenue, consisting of licensing revenue and advertising revenue derived from advertising programs with our existing customers. Total revenue increased 5% from $20.0 million in the first quarter of 2007 to $21.1 million in the first quarter of 2008.

Service fee revenue increased 11% from $13.7 million in the first quarter of 2007 to $15.2 million in the first quarter of 2008. The increase in service fee revenue is primarily due to the increase in our successfully billed customers as a result of the growth in our customer base. As a percentage of total revenue, service fee revenue increased four percentage points to 72% in the first quarter of 2008 from 68% in the first quarter of 2007, primarily as a result of the decrease in revenue from our PhotoStamps product. As a percentage of revenue, service fee revenue may continue to increase over future periods as we may experience a lower total volume of PhotoStamps corresponding to our reduction in consumer PhotoStamps marketing spending. Further, we plan to continue to increase our level of spending on PC Postage customer acquisition in order to grow our service fee revenue in future periods.

Product revenue increased 5% from $2.4 million in the first quarter of 2007 to $2.5 million in the first quarter of 2008. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing the store to our existing customer base; (3) the additional SKUs we added to our store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the first quarter of 2008 was $78 million, a 25% increase from the $63 million printed during the first quarter of 2007. We expect product revenue to increase in future periods as we expect continued growth in paid customers and in the volume of postage printed.

Insurance revenue increased 4% from $374,000 in the first quarter of 2007 to $388,000 in the first quarter of 2008, primarily as a result of an increase in the average of dollar value insured per transaction. As a percentage of total revenue, insurance revenue remained at 2% during each of the first quarters of 2008 2007. We expect insurance revenue to increase in future periods as we expect continued growth in our paid customer base.

PhotoStamps revenue decreased 5% from $3.2 million in the first quarter of 2007 to $3.0 million in the first quarter of 2008. As a percentage of total revenue, PhotoStamps revenue decreased two percentage points to 14% in the first quarter of 2008 from 16% in the first quarter of 2007. Total PhotoStamps sheets shipped during the first quarter of 2008 was approximately 178,000, a 6% decrease compared to 189,000 in the first quarter of 2007. Average revenue per sheet shipped for the first quarter of 2008 was $16.85 compared to $16.80 for the first quarter of 2007. The decrease in sheets shipped was primarily attributable to a decrease in consumer PhotoStamps orders. We reduced our PhotoStamps sales and marketing spending during the first quarter of 2008 compared with the first quarter of 2007 and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to improve profitability in that business. We expect that the reduction will result in lower PhotoStamps revenue in future periods.

Other revenue decreased 100% from $453,000 in the first quarter of 2007 to $0 in the first quarter of 2008. The decrease in other revenue is mainly attributable to the expiration of a licensing agreement in June 2007.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue increased 9% from $5.4 million in the first quarter of 2007 to $5.9 million in the first quarter of 2008. As a percentage of total revenue, cost of revenue increased one percentage point to 28% in the first quarter of 2008 as compared to 27% in the first quarter of 2007.

Cost of service revenue increased 17% from $2.3 million in the first quarter 2007 to $2.7 million in the first quarter of 2008. As a percentage of total revenue, cost of service revenue increased one percentage point to 13% in the first quarter of 2008 as compared to 12% in the first quarter of 2007. Promotional expenses are included in cost of service revenue. This includes free postage and a free digital scale offered to new customers, and was approximately $408,000 and $464,000 in the first quarter of 2007 and the first quarter of 2008, respectively. The increase in cost of service revenue, both on an absolute basis and as a percentage of total revenue, is primarily due to higher Customer Support related expenses resulting from expanding retention programs and efforts to improve the overall customer experience.

Cost of product revenue increased 10% from $799,000 in the first quarter 2007 to $880,000 in the first quarter of 2008. As a percentage of total revenue, cost of product revenue was 4% in each of the first quarters of 2007 and 2008. The increase, on an absolute basis, is mainly attributable to the increase in product sales. See “Product Revenue” in Results of Operation above for further discussion. We expect the cost of product sales to increase in future periods, which is consistent with our expectation that product sales will increase in future periods.

Cost of insurance revenue increased 3% from $116,000 in the first quarter of 2007 to $120,000 in the first quarter of 2008. The increase is mainly attributable to the increase in insurance sales as a result of the increase in the average of dollar value insured per transaction. As a percentage of total revenue, cost of insurance revenue was 1% in each of the first quarter of 2007 and the first quarter of 2008. We expect the cost of insurance to increase in future periods, which is consistent with our expectation that insurance revenue will increase in future periods.

Cost of PhotoStamps revenue increased 2% from $2.1 million in the first quarter of 2007 to $2.1 million in the first quarter of 2008, primarily due to the increase in high volume business orders. As a percentage of total revenue, cost of PhotoStamps revenue was 10% in each of the first quarter of 2008 and first quarter of 2007. Additionally, the gross margin from PhotoStamps revenue is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a result, future increases in PhotoStamps sales would further increase the overall cost of PhotoStamps revenue as a percentage of total revenue, but would not affect our profitability. While we expect PhotoStamps revenue to decrease in future periods, cost of PhotoStamps revenue may grow in future periods if high volume business PhotoStamps orders, which carry a lower gross margin compared with PhotoStamps website orders, compose a higher percentage of total orders.

Cost of other revenue decreased 100% from $25,000 in the first quarter of 2007 to $0 in the first quarter of 2008, primarily due to the expiration of one of our licensing agreements in June 2007.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing and business development activities. Sales and marketing expense increased 10% from $7.8 million in the first quarter 2007 to $8.6 million in the first quarter of 2008. As a percentage of total revenue, sales and marketing expenses increased two percentage points to 41% in the first quarter of 2008 from 39% in the first quarter of 2007. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our PC Postage business, partially offset by a decrease in marketing expenditures related to our PhotoStamps business. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail and online advertising. We expect to increase our sales and marketing expenses in our PC Postage business throughout 2008, and to decrease sales and marketing expenses in our PhotoStamps business as we focus on profitability in that business.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expenses decreased 9% from $2.1 million in the first quarter of 2007 to $1.9 million in the first quarter of 2008. This decrease is primarily due to lower headcount related expenses. As a percentage of total revenue, research and development expense decreased two percentage points from 11% in the first quarter of 2007 to 9% in the first quarter of 2008. We expect research and development expense to increase in future periods due to expected increase in headcount related expenses.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 44% from $2.7 million in the first quarter of 2007 to $3.9 million in the first quarter of 2008. As a percentage of total revenue, general and administrative expense increased five percentage points to 19% in the first quarter of 2008 from 14% in the first quarter of 2007. The first quarter of 2008 general and administrative expense included $445,000 for an asset write-off of packaging material primarily relating to PhotoStamps. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in legal expenses relating to existing litigation and the asset write-off. We currently expect general and administrative expenses to continue to increase in 2008 primarily due to increased activity in existing litigation.

Other Income, Net

Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net decreased 23% from $1.2 million in the first quarter of 2007 to $938,000 in the first quarter of 2008. As a percentage of total revenue, other income, net decreased one percentage point to 5% in the first quarter of 2008 as compared to 6% in the first quarter of 2007. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower rates and lower investment balances as we sold certain investments and used the cash to repurchase shares of our common stock. We expect other income to decrease in future periods as a result of lower invested cash balance and lower interest rates.

Liquidity and Capital Resources

As of March 31, 2008 and December 31, 2007 we had approximately $90.3 million and $90.8 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term securities including money market funds, corporate bonds, asset backed securities, and government and agency bonds, and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4 million through February 2010.

The following table is a schedule of our contractual obligations and commercial commitments, which is comprised of the future minimum lease payments under operating leases at March 31, 2008 (in thousands):

Operating
Nine months ending December 31, 2008	$568
Years ending December 31:
2009	794
2010	134
2011	-
$1,496

During the first quarter of 2008, we repurchased approximately 484,000 shares of common stock for approximately $4.5 million.

Net cash provided by operating activities was $4.3 million and $2.5 million during the three months ended March 31, 2008 and 2007, respectively. The increase in net cash provided by operating activities resulted primarily from the increase in service revenue.

Net cash provided by investing activities was $7.8 million and $5.8 million during the three months ended March 31, 2008 and 2007, respectively. The increase in net cash provided by investing activities resulted primarily from the sale of investments to fund the repurchase of stock, as noted above.

Net cash used in financing activities was $4.3 million and $4.8 million during the three months ended March 31, 2008 and 2007, respectively. The decrease in net cash used in financing activities resulted primarily from lower average price paid per share for our stock repurchase in the first quarter of 2008 as compared to the first quarter of 2007.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 139 days at March 31, 2008. Our cash equivalents and investments, net of restricted cash, approximated $89.7 million and had a related weighted average interest rate of approximately 3.6%. Interest rate fluctuations can impact the carrying value of our portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

As of the end of the period covered by this Report, our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the third quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. On August 23, 2006, the court granted our summary judgment motions on the trade secret and other non-patent claims. The court issued a “Markman” ruling, construing the terms of the Kara Technology patents on September 10, 2007. On April 3, 2008, the court granted our summary judgment motion that PhotoStamps does not infringe and denied our summary judgment motions that NetStamps does not infringe and the patents are invalid. The Court has scheduled a trial commencement date of June 10, 2008.

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for a declaratory judgment that all eleven patents are invalid, unenforceable and not infringed. The Court has scheduled a trial commencement date of January 6, 2009.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2007 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of common stock during the quarter ended March 31, 2008.

Issuer Purchases of Equity Securities

During the first quarter of 2008, we purchased our common stock as described in the following table:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
January 1, 2008 - January 31, 2008	—	—	—	—
February 1, 2008 - February 29, 2008	—	—	—	—
March 1, 2008 - March 31, 2008	484,000	$9.30	484,000	$6,659

We have approximately 716,000 shares of common stock authorized for repurchase under our current stock purchase program.

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

STAMPS.COM INC.
(Registrant)

May 9, 2008	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

May 9, 2008	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer