Form 10-Q
period 2008-06-30
STAMPS.COM INC
filed 2008-08-08
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 31, 2008, there were approximately 19,397,484 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2008

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have significant federal and state net operating loss carry-forwards (NOL). Under applicable law, our NOL assets could be adversely affected by the acquisition by any person, company or investment firm of more than 5% of our outstanding stock or the acquisition of any additional shares by 5% holders. Our articles of incorporation have provisions (the “NOL Protective Measures”) which prohibit transfers of our stock that would create new 5% shareholders or increase the ownership of existing 5% shareholders. Accordingly, any person, company or investment firm that wishes to become a 5% shareholder must first obtain a waiver of the NOL Protective Measures from our board of directors. In addition, any person, company or investment firm which is a 5% shareholder can not make any additional purchases of our stock without a waiver from our board of directors. Failure to do so can mean loss of the shares and responsibility for any damages to the Company, which could be substantial. Details of the NOL Protective Measures are contained in our definitive Proxy filed on April 2, 2008.

Accordingly, we strongly urge you to contact us prior to allowing your ownership interest in our stock to exceed 775,000 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,413	$43,667
Restricted cash	554	554
Short-term investments	24,215	22,084
Trade accounts receivable, net	2,954	2,519
Other accounts receivable	501	1,209
Other current assets	3,051	2,489
Total current assets	86,688	72,522
Property and equipment, net	3,271	3,790
Intangible assets, net	510	871
Long-term investments	11,197	24,518
Deferred income taxes.	3,671	—
Other assets	4,058	3,252
Total assets	$109,395	$104,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,067	$9,935
Deferred revenue	2,366	2,576
Total current liabilities	13,433	12,511
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2008 and 2007
Issued shares: 24,329 in 2008 and 24,258 in 2007
Outstanding shares: 19,398 in 2008 and 19,813 in 2007	47	47
Additional paid-in capital	624,802	622,781
Accumulated deficit	(460,051)	(466,555)
Treasury stock, at cost, 4,931 shares in 2008 and 4,445 shares in 2007	(68,237)	(63,737)
Accumulated other comprehensive loss	(599)	(94)
Total stockholders’ equity	95,962	92,442
Total liabilities and stockholders’ equity	$109,395	$104,953

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Revenues:
Service	$15,577	$13,506	$30,774	$27,167
Product	2,583	2,457	5,066	4,815
Insurance	377	356	765	730
PhotoStamps	2,873	4,635	5,877	7,811
Other	—	453	—	906
Total revenues	21,410	21,407	42,482	41,429
Cost of revenues:
Service	2,262	2,411	5,004	4,754
Product	948	839	1,828	1,638
Insurance	119	111	239	226
PhotoStamps	2,092	3,058	4,219	5,141
Other	—	26	—	52
Total cost of revenues	5,421	6,445	11,290	11,811
Gross profit	15,989	14,962	31,192	29,618
Operating expenses:
Sales and marketing	8,780	7,926	17,403	15,757
Research and development	2,102	2,077	4,045	4,222
General and administrative	4,457	3,218	8,400	5,965
Total operating expenses	15,339	13,221	29,848	25,944
Income from operations	650	1,741	1,344	3,674
Other income:
Interest income	736	1,174	1,653	2,387
Other income	—	—	21	—
Total other income	736	1,174	1,674	2,387
Income before income taxes	1,386	2,915	3,018	6,061
Income tax expense (benefit)	80	115	(3,486)	207
Net income	$1,306	$2,800	$6,504	$5,854
Net income per share (see Note 3):
Basic Basic	$0.07	$0.13	$0.33	$0.27
Diluted	$0.07	$0.13	$0.33	$0.27
Weighted average shares outstanding
Basic Basic	19,382	21,352	19,553	21,610
Diluted	19,712	21,742	19,831	22,034

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months ended June 30,
	2008	2007
Operating activities:
Net income	$6,504	$5,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,208	1,542
Stock-based compensation expense	1,682	1,088
Deferred income tax	(3,671)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(435)	(15)
Other accounts receivable	708	220
Prepaid expenses	(562)	(195)
Other assets	(806)	(380)
Deferred revenue	(210)	98
Accounts payable and accrued expenses	1,132	(1,518)
Net cash provided by operating activities	5,550	6,694

Investing activities:
Sale of short-term investments	19,125	24,768
Purchase of short-term investments	(21,536)	(21,186)
Sale of long-term investments	19,541	18,918
Purchase of long-term investments	(6,445)	(6,421)
Acquisition of property and equipment	(328)	(453)
Net cash provided by investing activities	10,357	15,626

Financing activities:
Proceeds from exercise of stock options	171	785
Issuance of common stock under ESPP	168	268
Repurchase of common stock	(4,500)	(19,308)
Net cash used in financing activities	(4,161)	(18,255)
Net increase in cash and cash equivalents	11,746	4,065
Cash and cash equivalents at beginning of period	43,667	11,740

Cash and cash equivalents at end of period	$55,413	$15,805

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2008 AND 2007 IS UNAUDITED)

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2008 AND 2007 IS UNAUDITED)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,306	$2,800	$6,504	$5,854

Basic - weighted average common shares	19,382	21,352	19,553	21,610
Diluted effect of common stock equivalents	330	390	278	424
Diluted - weighted average common shares	19,712	21,742	19,831	22,034

Earnings per share:
Basic	$0.07	$0.13	$0.33	$0.27
Diluted	$0.07	$0.13	$0.33	$0.27

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Anti-dilutive stock options shares	2,200	1,276	2,226	1,273

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2008 AND 2007 IS UNAUDITED)

4.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized under SFAS 123R for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense relating to:
Employee and director stock options	$903	$627	$1,652	$1,041
Employee stock purchases	—	—	30	47
Total stock-based compensation expense	$903	$627	$1,682	$1,088

Stock-based compensation expense relating to:
Cost of revenues	$69	$69	$144	$144
Sales and marketing	172	83	348	156
Research and development	146	123	298	274
General and administrative	516	352	892	514
Total stock-based compensation expense	$903	$627	$1,682	$1,088

In our SFAS 123R calculations, we use the Black-Scholes option valuation model, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and actual and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility was based on the historical volatility of our stock price for the period January 1, 2002 through the date of the option grant. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.06%	4.70%	2.93%	4.69%
Expected volatility	51%	48%	51%	48%
Expected life (in years)	5	5	5	5
Expected forfeiture rate	16%	16%	16%	16%

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2008 AND 2007 IS UNAUDITED)

5.	Intangible Assets

Our intangible assets consist of patents, trademarks and other intellectual property with a gross carrying value of $8.3 million as of June 30, 2008 and December 31, 2007 and accumulated amortization of approximately $7.8 million as of June 30, 2008 and $7.4 million as of December 31, 2007. The expected useful lives of our amortizable intangible assets range from 4 to 17 years. During 2007, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during the year ended December 31, 2007 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2007. Aggregate amortization expense on patents and trademarks was approximately $92 thousand and $362 thousand for the three and six months ended June 30, 2008, respectively and $270 thousand and $544 thousand for the three and six months ended June 30, 2007, respectively.

6.	Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,306	$2,800	$6,504	$5,854
Unrealized (loss) income on investments	(187)	(6)	(505)	84
Comprehensive income	$1,119	$2,794	$5,999	$5,938

7.	Income Taxes

During the six months ended June 30, 2008, our income tax benefit consists of alternative minimum federal and state taxes and a tax benefit relating to the release of a portion of our deferred tax asset valuation allowance. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the partial release of our valuation allowance for the future benefits to be received from our deferred tax assets as well as our use of net operating losses to offset current tax expense. A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria in accordance with SFAS No. 109, “Accounting for Income Taxes.” During the first quarter of 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary. In making such determination we considered all available positive and negative evidence including our recent earnings trend and expected continued future taxable income. During the first quarter of 2008, we recorded a partial reversal of deferred tax valuation allowance of $3.7 million primarily consisting of net operating loss carryforwards, research tax credits carryforwards and current tax provision of $106 thousand for corporate alternative minimum federal and state taxes, resulting in an overall tax benefit of $3.6 million. We continue to maintain a valuation allowance for the remainder of our deferred tax assets. During the three and six months ended June 30, 2008, we recorded a current tax provision for corporate alternative minimum federal and state taxes of approximately $80 thousand and $186 thousand, respectively.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2008 AND 2007 IS UNAUDITED)

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense.  As of June 30, 2008, we have not recorded any interest and penalty expense.

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

We adopted SFAS No. 157, “Fair Value Measurement” (SFAS 157) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$55,413	$55,413
Available-for-sale debt securities	35,966	—	$35,966	—
Total	$91,379	$55,413	$35,966	—

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

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or which we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to us . Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have significant federal and state net operating loss carry-forwards (NOL). Under applicable law, our NOL assets could be adversely affected by the acquisition by any person, company or investment firm of more than 5% of our outstanding stock or the acquisition of any additional shares by 5% holders. Our articles of incorporation have provisions (the “NOL Protective Measures”) which prohibit transfers of our stock that would create new 5% shareholders or increase the ownership of existing 5% shareholders. Accordingly, any person, company or investment firm that wishes to become a 5% shareholder must first obtain a waiver of the NOL Protective Measures from our board of directors. In addition, any person, company or investment firm which is a 5% shareholder can not make any additional purchases of our stock without a waiver from our board of directors. Failure to do so can mean loss of the shares and responsibility for any damages to the Company, which could be substantial. Details of the NOL Protective Measures are contained in our definitive Proxy filed on April 2, 2008.

Accordingly, we strongly urge you to contact us prior to allowing your ownership interest in our stock to exceed 775,000 shares.

We estimate that as of June 30, 2008, we were approximately at 35% compared with the 50% level that would trigger impairment of our NOL asset.

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Our customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of United States Postal Service (USPS) mail classes including First Class Mail(R), Priority Mail(R), Express Mail(R), Media Mail(R), Parcel Post(R), and others. Our customers include home businesses, small businesses, corporations and individuals. We were the first ever USPS-licensed vendor to offer PC Postage(R) in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps(R), a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Any reference in this document to our PC Postage business does not include our PhotoStamps business.

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

Our principal executive office is located at 12959 Coral Tree Place, Los Angeles, California, 90066, and our telephone number is (310) 482-5800.

Our Services and Products

We offer the following products and services to our customers:

PC Postage Service

Our USPS-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports a variety of USPS classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™, Bound Printed Matter, and international mail. Customers can also add USPS Special Services such as Delivery Confirmation(TM), Signature Confirmation(TM), Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the USPS’s account. The majority of new customers currently signing up for our service pay a monthly convenience fee ranging from $15.99 to 49.99 based on individual product, pricing and promotions.

We offer our customers three primary ways to print PC Postage. First, our NetStamps(R) feature and Photo NetStamps(R) feature enable customers to print postage for any value and for most classes of mail on NetStamps or Photo NetStamps labels. Photo NetStamps allow customers to use digital photos, designs or images with NetStamps as compared to the standard designs available with regular NetStamps. After they are printed, NetStamps and Photo NetStamps can be used just like regular stamps. Second, our shipping feature tab allows customers to print postage for packages on plain 8.5” x 11” paper or on special labels, and to add electronic Delivery or Signature Confirmation at discounted prices. Third, our mailing feature tab is typically used to print the postage and address directly on envelopes or on other types of mail or labels, in a single-step process that saves time and provides a professional look. Our PC Postage services also incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States. As an added convenience, our PC Postage services have been designed to integrate into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications.

PhotoStamps(R)

In May 2007, we launched our fourth market test of PhotoStamps, a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can now create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps is used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. PhotoStamps is currently available under authorization of the USPS for its fourth phase market test, with an authorization for one year through May 2009.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued Financial Statement Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.

Recent Development

On July 16, 2008, our Board of Directors approved a new share repurchase program, which will replace the current share repurchase plan effective August 4, 2008, authorizing us to purchase up to 2 million shares of our common stock over the next seven months. We have no commitments to make any purchases, and the timing of purchases, if any, and the number of shares to be bought at any one time will depend on market conditions and our assessment of risk that our NOL asset could be impaired if such repurchases were under taken. Share purchase may be made from time to time on the open market or in negotiated transactions at our discretion in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. Our purchase of any of our shares is subject to limitations that may be imposed on such purchases by applicable laws and regulations and the rules of the Nasdaq Stock Market.

Results of Operations

Total revenue was $21.4 million during both the second quarter of 2008 and 2007. Total revenue during the six months ended June 30, 2008 was $42.5 million, an increase of 3% from $41.4 million during the six months ended June 30, 2007. PC Postage subscriber related revenue, including service revenue, product revenue and insurance revenue in the second quarter of 2008 was $18.5 million, an increase of 14% from $16.3 million in the second quarter of 2007, and was $36.6 million in the six months ended June 30, 2008, an increase of 12% from $32.7 million in the six months ended June 30, 2007. PhotoStamps revenue in the second quarter of 2008 was $2.9 million, a decrease of 38% from $4.6 million in the second quarter of 2007, and was $5.9 million in the six months ended June 30, 2008, a decrease of 25% from $7.8 million in the six months ended June 30, 2007.

The PC Postage marketing channels we use to acquire customers include partnerships, online advertising, affiliate channel, direct mail, traditional media advertising, enhanced promotion online channel, and others. In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion directly to the customer in order to get the customer to try our service. Because our enhanced promotion channel is characterized by higher customer attrition rates and lower customer acquisition costs than our other channels, we believe it is more instructive to look at our enhanced promotion channel separately from our non-enhanced promotion channels.

We estimate that subscriber related revenue for customers acquired through our enhanced promotion channel in the second quarter of 2008 was $2.4 million, an increase of 11% from $2.2 million in the second quarter of 2007, and was $4.9 million in the six months ended June 30, 2008, an increase of 8% from $4.5 million in the six months ended June 30, 2007. We estimate that subscriber related revenue for customers acquired through our non-enhanced promotion channels in the second quarter of 2008 was $16.1 million, an increase of 14% from $14.1 million in the second quarter of 2007, and was $31.7 million in the six months ended June 30, 2008, an increase of 13% from $28.2 million in the six months ended June 30, 2007. The smaller increase in enhanced promotion subscriber revenue in relation to the increase in non-enhanced promotion revenue was attributable to our decision to shift our marketing strategy and customer acquisition spending to focus on our non-enhanced promotion channels.

We define paid customers as ones from whom we successfully collected service fees at least once during the quarter. Total number of paid customers originally acquired through our non-enhanced promotion channels in the second quarter of 2008 was 314 thousand, an increase of 16% from 270 thousand in the second quarter of 2007.

We believe that the increase in paid customers in the second quarter of 2008 was attributable to our increased customer acquisition spending. For customers originally acquired through our non-enhanced promotion channels, our average subscriber related monthly revenue per paid customer in the second quarter of 2008 was $17.14, a decrease of 2% from $17.44 in the second quarter of 2007. This decrease is primarily attributable to lower store and insurance revenue per paid customer.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total Revenues
Service	72.8%	63.1%	72.5%	65.6%
Product	12.0%	11.5%	11.9%	11.6%
Insurance	1.8%	1.7%	1.8%	1.8%
PhotoStamps	13.4%	21.7%	13.8%	18.9%
Other	0.0%	2.0%	0.0%	2.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Service	10.6%	11.3%	11.8%	11.5%
Product	4.4%	3.9%	4.3%	4.0%
Insurance	0.6%	0.5%	0.6%	0.6%
PhotoStamps	9.8%	14.3%	9.9%	12.4%
Other	0.0%	0.1%	0.0%	0.1%
Total cost of revenues	25.4%	30.1%	26.6%	28.6%
Gross profit	74.6%	69.9%	73.4%	71.4%
Operating expenses:
Sales and marketing	41.0%	37.0%	41.0%	38.0%
Research and development	9.8%	9.7%	9.5%	10.1%
General and administrative	20.8%	15.0%	19.8%	14.4%
Total operating expenses	71.6%	61.7%	70.3%	62.5%
Income from operations	3.0%	8.2%	3.1%	8.9%
Other income (expense), net	3.4%	5.5%	3.9%	5.8%
Income before income taxes	6.4%	13.7%	7.0%	14.7%
Income tax expense (benefit)	0.4%	0.5%	(8.2%)	0.5%

Net income	6.0%	13.2%	15.2%	14.2%

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

Service revenue increased 15% to $15.6 million in the second quarter of 2008 from $13.5 million in the second quarter of 2007 and increased 13% to $30.8 million in the six months ended June 30, 2008 from $27.2 million in the six months ended June 30, 2007. These increases in service revenue were primarily due to the increase in our successfully billed customers as a result of the growth in our customer base. As a percentage of total revenue, service revenue increased ten percentage points to 73% in the second quarter of 2008 from 63% in the second quarter of 2007 and increased six percentage points to 72% in the six months ended June 30, 2008 from 66% in the six months ended June 30, 2007, primarily as a result of the increase in service revenue and the decrease in revenue from our PhotoStamps product. As a percentage of revenue, service revenue may continue to increase over future periods as we expect to experience a lower total volume of PhotoStamps sales as a result of our reduction in consumer PhotoStamps marketing spending. Further, we plan to continue to increase our level of spending on PC Postage customer acquisition in order to grow our service revenue in future periods.

Product revenue increased 5% to $2.6 million in the second quarter of 2008 from $2.5 million in the second quarter of 2007 and increased 5% to $5.1 million in the six months ended June 30, 2008 from $4.8 million in the six months ended June 30, 2007. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing the store to our existing customer base; (3) the additional SKUs we added to our store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the second quarter of 2008 was $77 million, a 20% increase from the $65 million printed during the second quarter of 2007. As a percentage of total revenue, product revenue remained at approximately 12% during each of the second quarter of 2008 and 2007 and six months ended June 30, 2008 and 2007. We expect product revenue to increase in future periods as we expect continued growth in paid customers and in the volume of postage printed.

Insurance revenue increased 6% to $377 thousand in the second quarter of 2008 from $356 thousand in the second quarter of 2007 and increased 5% to $765 thousand in the six months ended June 30, 2008 from $730 thousand in the six months ended June 30, 2007, primarily as a result of an increase in the average of dollar value insured per transaction. As a percentage of total revenue, insurance revenue remained at 2% during each of the second quarter of 2008 and 2007 and six months ended June 30, 2008 and 2007. We expect insurance revenue to increase in future periods as we expect continued growth in our paid customer base.

PhotoStamps revenue decreased 38% to $2.9 million in the second quarter of 2008 from $4.6 million in the second quarter of 2007 and decreased 25% to $5.9 million in the six months ended June 30, 2008 from $7.8 million in the six months ended June 30, 2007. As a percentage of total revenue, PhotoStamps revenue decreased nine percentage points to 13% in the second quarter of 2008 from 22% in the second quarter of 2007 and decreased five percentage points to 14% in the six months ended June 30, 2008 from 19% in the six months ended June 30, 2007. Total PhotoStamps sheets shipped during the second quarter of 2008 was approximately 171 thousand, a 41% decrease compared to 291 thousand in the second quarter of 2007. Average revenue per sheet shipped in the second quarter of 2008 was $16.8 compared to $15.9 in the second quarter of 2007. The decrease in sheets shipped was primarily attributable to a decrease in both consumer and business PhotoStamps orders. We reduced our PhotoStamps sales and marketing spending in the second quarter of 2008 compared with the second quarter of 2007 and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to improve profitability in that business. We expect that the reduction will result in lower PhotoStamps revenue in future periods.

Because of the expiration of a licensing agreement in June 2007, we did not have any other revenue in the second quarter of 2008 and six months ended June 30, 2008, compared to $453 thousand in the second quarter of 2007 and $906 thousand in the six months ended June 30, 2007. .

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue decreased 16% to $5.4 million in the second quarter of 2008 from $6.4 million in the second quarter of 2007 and decreased 4% to $11.3 million in the six months ended June 30, 2008 from $11.8 million in the six months ended June 30, 2007. As a percentage of total revenue, cost of revenue decreased five percentage points to 25% in the second quarter of 2008 from 30% in the second quarter of 2007 and decreased two percentage points to 27% in the six months ended June 30, 2008 from 29% in the six months ended June 30, 2007.

Cost of service revenue decreased 6% to $2.3 million in the second quarter of 2008 from $2.4 million in the second quarter 2007. The decrease during the quarter is primarily attributable to a change in our assumption of future coupon redemptions relating to our promotional expense, which provided a one time benefit during the second quarter of 2008 of approximately $266 thousand compared to an expense of $384 thousand in the second quarter of 2007. Promotional expense includes free postage and a free digital scale offered to new customers. Cost of service revenue increased 5% to $5.0 million in the six months ended June 30, 2008 from $4.8 million in the six months ended June 30, 2007. The increase during the six months ended June 30, 2008 is primarily attributable to higher customer support related expenses resulting from expanding our support personnel and efforts to improve the overall customer experience. Promotional expense was $199 thousand and $792 thousand in the six months ended June 30, 2008 and 2007, respectively. As a percentage of total revenue, cost of service revenue was 11% in each of the second quarter of 2008 and 2007 and was 12% in each of the six months ended June 30, 2008 and 2007.

Cost of product revenue increased 13% to $948 thousand in the second quarter of 2008 from $839 thousand in the second quarter 2007 and increased 12% to $1.8 million in the six months ended June 30, 2008 from $1.6 million in the six months ended June 30, 2007. As a percentage of total revenue, cost of product revenue was approximately 4% in each of the second quarter of 2008 and 2007 and six months ended June 30, 2008 and 2007. The increase, on an absolute basis, is mainly attributable to the increase in product sales. See “Product Revenue” in Results of Operation above for further discussion. We expect the cost of product sales to increase in future periods if we continue to increase product sales.

Cost of insurance revenue increased 7% to $119 thousand in the second quarter of 2008 from $111 thousand in the second quarter of 2007 and increased 6% to $239 thousand in the six months ended June 30, 2008 from $226 thousand in the six months ended June 30, 2007. The increase is mainly attributable to the higher average insurance sales price as a result of the increase in the dollar value insured per transaction. As a percentage of total revenue, cost of insurance revenue was approximately 1% in each of the second quarter of 2008 and 2007 and six months ended June 30, 2008 and 2007. We expect the cost of insurance to increase in future periods if we continue to increase insurance revenue.

Cost of PhotoStamps revenue decreased 32% to $2.1 million in the second quarter of 2008 from $3.1 million in the second quarter of 2007 and decreased 18% to $4.2 million in the six months ended June 30, 2008 from $5.1 million in the six months ended June 30, 2007, primarily due to the decrease in PhotoStamps revenue during those periods. As a percentage of total revenue, cost of PhotoStamps revenue decreased four percentage points to 10% in the second quarter of 2008 from 14% in second quarter of 2007 and decreased two percentage points to 10% in the six months ended June 30, 2008 from 12% in the six months ended June 30, 2007. The gross margin from PhotoStamps revenue is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a result, future increases in PhotoStamps sales would further increase the overall cost of PhotoStamps revenue as a percentage of total revenue. While we expect PhotoStamps revenue to decrease in future periods, cost of PhotoStamps revenue may grow in future periods if high volume business PhotoStamps orders, which carry a lower gross margin compared with PhotoStamps website orders, compose a higher percentage of total orders.

Cost of other revenue decreased 100% from $26 thousand in the second quarter of 2007 and $52 thousand in the six months ended June 30, 2007, primarily due to the expiration of one of our licensing agreements in June 2007.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing and business development activities. Sales and marketing expense increased 11% to $8.8 million in the second quarter of 2008 from $7.9 million in the second quarter 2007 and increased 10% to $17.4 million in the six months ended June 30, 2008 from $15.8 million in the six months ended June 30, 2007. As a percentage of total revenue, sales and marketing expenses increased four percentage points to 41% in the second quarter of 2008 from 37% in the second quarter of 2007 and increased three percentage points to 41% in the six months ended June 30, 2008 from 38% in the six months ended June 30, 2007. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to our decision to increase various marketing program expenditures relating to the acquisition of customers for our PC Postage business, partially offset by a decrease in marketing expenditures related to our PhotoStamps business. Ongoing marketing programs include the following: traditional media advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail and online advertising. We expect to increase our sales and marketing expenses in our PC Postage business throughout 2008, and to decrease sales and marketing expenses in our PhotoStamps business as we focus on profitability in that business.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense was $2.1 million in each of the second quarter of 2008 and 2007 and decreased 4% to 4.0 million in the six months ended June 30, 2008 from $4.2 million in the six months ended June 30, 2007. The decrease during the six months ended June 30, 2008 is primarily due to lower headcount related expenses. As a percentage of total revenue, research and development expense was approximately 10% in each of the second quarter of 2008 and 2007 and six months ended June 30, 2008 and 2007. We expect research and development expense to increase in future periods due to our plan to increase in headcount related expenses.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 39% to $4.5 million in the second quarter of 2008 from $3.2 million in the second quarter of 2007 and increased 41% to $8.4 million in the six months ended June 30, 2008 from $6.0 million in the six months ended June 30, 2007. As a percentage of total revenue, general and administrative expense increased six percentage points to 21% in the second quarter of 2008 from 15% in the second quarter of 2007 and to 20% in the six months ended June 30, 2008 from 14% in the six months ended June 30, 2007. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in legal expenses from litigation of the Kara Technologies lawsuit. Additionally, we incurred a one time litigation charge of $710 thousand during the second quarter of 2008 relating to a lawsuit by Sterling Reality Organization Co. stemming from our iShip business which we divested in 2001. We currently expect general and administrative expenses to continue to increase in future periods as we continue to experience increased activity in existing litigation matters, although unpredictable changes in timing of litigation matters may result in periods of declining expenses.

Other Income, Net

Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net decreased 37% to $736 thousand in the second quarter of 2008 from $1.2 million in the second quarter of 2007 and decreased 30% to $1.7 million in the six months ended June 30, 2008 from $2.4 million in the six months ended June 30, 2007. As a percentage of total revenue, other income, net decreased three percentage points to 3% in the second quarter of 2008 from 6% in the second quarter of 2007 and decreased two percentage points to approximately 4% in the six months ended June 30, 2008 from 6% in the six months ended June 30, 2007. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower rates and lower investment balances as we sold certain investments and used the cash to repurchase shares of our common stock. We expect other income to decrease in future periods as a result of lower invested cash balance and lower interest rates.

Liquidity and Capital Resources

As of June 30, 2008 and December 31, 2007 we had approximately $91.4 million and $90.8 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term securities including money market funds, corporate bonds, asset backed securities, and government and agency bonds, and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4 million through February 2010.

The following table is a schedule of our contractual obligations and commercial commitments, which is comprised of the future minimum lease payments under operating leases at June 30, 2008 (in thousands):

Operating
Six months ending December 31, 2008	$379
Years ending December 31:
2009	794
2010	134
$1,307

Net cash provided by operating activities was $5.6 million and $6.7 million during the six months ended June 30, 2008 and 2007, respectively. The decrease in net cash provided by operating activities resulted primarily from the decrease in PhotoStamps and licensing revenue.

Net cash provided by investing activities was $10.4 million and $15.6 million during the six months ended June 30, 2008 and 2007, respectively. The decrease in net cash provided by investing activities is mainly due to the sale of investments in the first quarter of 2008 to fund the repurchase of stock. We did not repurchase any stock in the second quarter of 2008.

Net cash used in financing activities was $4.2 million and $18.3 million during the six months ended June 30, 2008 and 2007, respectively. The decrease is mainly due to the reduction of our stock repurchase program.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 153 days at June 30, 2008. Our cash equivalents and investments, net of restricted cash, approximated $90.8 million and had a related weighted average interest rate of approximately 3.2%. Interest rate fluctuations can impact the carrying value of our portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

As we do not have any operations outside of the United States, we are not exposed to foreign currency risks.

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

Changes in Internal Controls

During the second quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. On February 9, 2005, the court granted our motion to transfer this suit to the United States District Court for the Central District of California. On August 23, 2006, the court granted our summary judgment motions on the trade secret and other non-patent claims. On April 3, 2008, the court granted our summary judgment motion that PhotoStamps does not infringe and denied our summary judgment motions that NetStamps does not infringe and the patents are invalid. On June 27, 2008, at the conclusion of trial, the jury issued its verdict in our favor, finding that NetStamps does not infringe the Kara Technology patents.

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for a declaratory judgment that all eleven patents are invalid, unenforceable and not infringed. The Court has scheduled a trial commencement date of May 12, 2009.

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

On August 30, 2007, Sterling Realty Organization Co. filed suit against us in the Superior Court for the State of Washington for King County, alleging they are entitled under the doctrine of equitable subrogation to recover a $575,929 sales tax related payment for improvements under a lease related to our discontinued iShip business, which we sold in 2001. The lawsuit also seeks pre-judgment interest and costs. On June 27, 2008, the Court granted summary judgment to the plaintiff in the amount of $575,413.66 plus prejudgment interest of $94,210. We have recorded these litigation charges in our financial statements as of June 30, 2008.

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

We did not have any unregistered sales of common stock during the quarter ended June 30, 2008.

Issuer Purchases of Equity Securities

We did not have any purchases of our equity securities during the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 22, 2008. At that meeting, three proposals were submitted to a vote of our stockholders: (1) to elect one director (Ken McBride) to serve for a three-year term ending in the year 2011 or until his successor is duly elected and qualified; (2) to approve an amendment to our Amended and Restated Certificate of Incorporation to preserve the tax treatment of our tax net operating losses, and (3) to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008.

At the close of business on the record date for the meeting (which was April 11, 2008), there were 24,304,445 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 17,424,375 shares of common stock (representing a like number of votes) were present at the annual meeting, either in person or by proxy. The following table sets forth the results of the voting:

Proposal 1
	For	Withheld
Election of a Director:	16,656,130	768,245
Ken McBride

Proposal 2	For	Against	Abstain
Amendment to Preserve Tax Treatment of our	17,042,157	344,087	38,131
tax net operating losses

Proposal 3	For	Against	Abstain
Appointment of Ernst & Young LLP (auditors)	17,105,012	313,726	5,637

Each of the proposals set forth above received more than the required number of votes for approval and were therefore duly and validly approved by the stockholders.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Stamps.com Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC. (Registrant)

August 8, 2008	By:	/s/ KEN MCBRIDE
Ken McBride Chief Executive Officer

August 8, 2008	By:	/s/ KYLE HUEBNER
Kyle Huebner Chief Financial Officer