Form 10-Q
period 2008-09-30
STAMPS.COM INC
filed 2008-11-07
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were approximately 17,997,328 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Accordingly, we strongly urge you to contact us prior to allowing your ownership interest in our stock to exceed 725,000 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,835	$43,667
Restricted cash	554	554
Short-term investments	17,009	22,084
Trade accounts receivable, net	2,656	2,519
Other accounts receivable	2,348	1,209
Other current assets	3,717	2,489
Total current assets	92,119	72,522

Property and equipment, net	3,186	3,790
Intangible assets, net	507	871
Long-term investments	10,180	24,518
Deferred income taxes.	3,671	—
Other assets	3,800	3,252
Total assets	$113,463	$104,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,915	$9,935
Deferred revenue	4,158	2,576
Total current liabilities	17,073	12,511

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2008 and 2007
Issued shares: 24,369 in 2008 and 24,258 in 2007
Outstanding shares: 19,190 in 2008 and 19,813 in 2007	47	47
Additional paid-in capital	626,026	622,781
Accumulated deficit	(457,988)	(466,555)
Treasury stock, at cost, 5,179 shares in 2008 and 4,445 shares in 2007	(71,148)	(63,737)
Accumulated other comprehensive loss	(547)	(94)
Total stockholders’ equity	96,390	92,442
Total liabilities and stockholders’ equity	$113,463	$104,953

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Revenues:
Service	$15,435	$14,115	$46,209	$41,282
Product	2,326	2,296	7,392	7,111
Insurance	375	339	1,140	1,068
PhotoStamps	2,020	3,534	7,897	11,345
Other	—	—	—	907
Total revenues	20,156	20,284	62,638	61,713
Cost of revenues:
Service	2,626	2,369	7,630	7,123
Product	809	760	2,637	2,398
Insurance	124	105	363	331
PhotoStamps	1,489	2,485	5,708	7,626
Other	—	—	—	52
Total cost of revenues	5,048	5,719	16,338	17,530
Gross profit	15,108	14,565	46,300	44,183
Operating expenses:
Sales and marketing	7,654	7,917	25,057	23,674
Research and development	2,243	2,100	6,288	6,322
General and administrative	3,420	3,114	11,820	9,079
Total operating expenses	13,317	13,131	43,165	39,075
Income from operations	1,791	1,434	3,135	5,108
Other income:
Interest income	697	1,062	2,350	3,449
Other income	5	—	26	—
Total other income	702	1,062	2,376	3,449
Income before income taxes	2,493	2,496	5,511	8,557
Income tax expense (benefit)	430	50	(3,056)	257

Net income	$2,063	$2,446	$8,567	$8,300
Net income per share (see Note 3):
Basic	$0.11	$0.12	$0.44	$0.39
Diluted	$0.10	$0.12	$0.43	$0.39
Weighted average shares outstanding
Basic	19,410	20,243	19,505	21,156
Diluted	19,726	20,575	19,796	21,548

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months ended September 30,
	2008	2007
Operating activities:
Net income	$8,567	$8,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,574	2,295
Stock-based compensation expense	2,562	1,933
Deferred income tax	(3,671)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(137)	(83)
Other accounts receivable	(1,139)	(2,206)
Prepaid expenses	(1,228)	(684)
Other assets	(548)	(517)
Deferred revenue	1,582	2,081
Accounts payable and accrued expenses	1,243	(906)
Net cash provided by operating activities	8,805	10,213

Investing activities:
Sale of short-term investments	26,139	32,648
Purchase of short-term investments	(21,536)	(29,984)
Sale of long-term investments	22,052	30,522
Purchase of long-term investments	(7,695)	(7,467)
Acquisition of property and equipment	(606)	(600)
Net cash provided by investing activities	18,354	25,119

Financing activities:
Proceeds from exercise of stock options	334	838
Issuance of common stock under ESPP	349	477
Repurchase of common stock	(5,674)	(33,308)
Net cash used in financing activities	(4,991)	(31,993)
Net increase in cash and cash equivalents	22,168	3,339
Cash and cash equivalents at beginning of period	43,667	11,740

Cash and cash equivalents at end of period	$65,835	$15,079

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2008 AND 2007 IS UNAUDITED)

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2008 AND 2007 IS UNAUDITED)

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Net income	$2,063	$2,446	$8,567	$8,300

Basic - weighted average common shares	19,410	20,243	19,505	21,156
Diluted effect of common stock equivalents	316	332	291	392
Diluted - weighted average common shares	19,726	20,575	19,796	21,548

Earnings per share:
Basic	$0.11	$0.12	$0.44	$0.39
Diluted	$0.10	$0.12	$0.43	$0.39

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30		Nine months Ended September 30,
	2008	2007	2008	2007
Anti-dilutive stock options shares	2,192	2,371	2,241	1,639

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2008 AND 2007 IS UNAUDITED)

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

The following table sets forth the stock-based compensation expense that we recognized under SFAS 123R for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense relating to:
Employee and director stock options	$786	$808	$2,438	$1,849
Employee stock purchases	94	37	124	84
Total stock-based compensation expense	$880	$845	$2,562	$1,933

Stock-based compensation expense relating to:
Cost of revenues	$84	$77	$228	$222
Sales and marketing	204	170	552	326
Research and development	182	191	480	464
General and administrative	410	407	1,302	921
Total stock-based compensation expense	$880	$845	$2,562	$1,933

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.19%	4.59%	3.02%	4.65%
Expected volatility	50%	49%	51%	48%
Expected life (in years)	5	5	5	5
Expected forfeiture rate	16%	16%	16%	16%

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2008 AND 2007 IS UNAUDITED)

5. Intangible Assets

Our intangible assets consist of patents, trademarks and other intellectual property with a gross carrying value of $8.3 million as of September 30, 2008 and December 31, 2007 and accumulated amortization of approximately $7.8 million as of September 30, 2008 and $7.4 million as of December 31, 2007. The expected useful lives of our amortizable intangible assets range from 4 to 17 years. During 2007, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2007 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2007. Aggregate amortization expense on patents and trademarks was approximately $3 thousand and $365 thousand for the three and nine months ended September 30, 2008, respectively and $270 thousand and $814 thousand for the three and nine months ended September 30, 2007, respectively.

6. Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Net income	$2,063	$2,446	$8,567	$8,300
Unrealized (loss) income on investments	52	218	(453)	302
Comprehensive income	$2,115	$2,664	$8,114	$8,602

7. Income Taxes

During the nine months ended September 30, 2008, our income tax benefit consists of alternative minimum federal tax and state income tax netted against a tax benefit relating to the release of a portion of our deferred tax asset valuation allowance. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the partial release of our valuation allowance as well as our use of federal net operating losses to offset current federal tax expense. A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria in accordance with SFAS No. 109, “Accounting for Income Taxes.” During the first quarter of 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary. In making such determination we considered all available positive and negative evidence including our recent earnings trend and expected continued future taxable income. During the first quarter of 2008, we recorded a partial reversal of deferred tax valuation allowance of $3.7 million primarily consisting of net operating loss carryforwards, research tax credits carryforwards and current tax provision of $106 thousand for corporate alternative minimum federal and state taxes, resulting in an overall tax benefit of $3.6 million. We continue to maintain a valuation allowance for the remainder of our deferred tax assets. In September 2008 the State of California passed a new legislation temporarily suspending the use of net operating losses to offset current state income tax expense. As a result, we incurred approximately $350 thousand of additional California state income tax expense during the third quarter of 2008. During the three and nine months ended September 30, 2008, we recorded a current tax provision for corporate alternative minimum federal taxes and state taxes of approximately $430 thousand and $616 thousand, respectively.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2008 AND 2007 IS UNAUDITED)

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense.  As of September 30, 2008, we have not recorded any interest and penalty expense.

Our determination on the analysis of uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2005 through 2007 tax years for federal purposes and the 2004 through 2007 tax years for California purposes.

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

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$65,835	$65,835	$—	$—
Available-for-sale debt securities	27,743	—	27,743	—
Total	$93,578	$65,835	$27,743	$—

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

As of October 31, 2008 we currently have approximately 18.0 million shares outstanding and therefore ownership of approximately 900 thousand shares or greater would currently constitute a "5% shareholder." Accordingly, we strongly urge you to contact us prior to allowing your ownership interest in our stock to exceed 725 thousand shares.

We estimate that as of September 30, 2008, we were approximately at 37% compared with the 50% level that would trigger impairment of our NOL asset.

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Our customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages using a wide range of United States Postal Service (USPS) mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. On August 10, 2004, we publicly launched a market test of PhotoStamps®, a form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Any reference in this document to our PC Postage business does not include our PhotoStamps business.

We were founded in September 1996, incorporated in Delaware as StampMaster, Inc. in January 1998, and changed our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999. Our common stock is listed on the NASDAQ Stock Market under the symbol “STMP.”

Our principal executive office is located at 12959 Coral Tree Place, Los Angeles, California, 90066, and our telephone number is (310) 482-5800.

Our Services and Products

We offer the following products and services to our customers:

PC Postage Service

Our USPS-approved PC Postage service enables users to print information-based indicia, or electronic stamps, directly onto envelopes, plain paper, or labels using ordinary laser or inkjet printers. Our service currently supports a variety of USPS classes including First-Class Mail®, Priority Mail®, Express Mail®, Parcel Post™, Media Mail™, Bound Printed Matter, and international mail. Customers can also add USPS Special Services such as Delivery Confirmation™, Signature Confirmation™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. Our service requires only a standard PC, printer and Internet connection. Our free software can be downloaded from the Internet or installed from a CD-ROM. After installing the software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the USPS’s account. Currently the majority of new customers signing up for our service pay a monthly convenience fee of $17.99.

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

PhotoStamps®

PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can now create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. PhotoStamps is currently available under authorization of the USPS for its fourth phase market test, with an authorization for one year through May 2009.

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

Branded Insurance

We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. We also offer official USPS insurance alongside our branded insurance product, which is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund.

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

Recent Accounting Pronouncements

In October 2008, the FASB issued Financial Statement Position No. SFAS 157-3, “Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active” (FSP SFAS 157-3). FSP SFAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance and its adoption will not have a material impact to our financial statements.

Recent Development

Our Board of Directors approved a share repurchase program on July 16, 2008, authorizing us to purchase up to 2 million shares of our common stock through February 2009, and on October 16, 2008 increased the authorization by an additional 1 million shares. We purchased approximately 248 thousand shares for a total cost of approximately $2.9 million under that program during the third quarter of 2008; as of October 31, 2008, we had approximately 1.6 million shares of common stock still authorized for repurchase through February 2009 under that program. We have no commitments to make any purchases, and the timing of purchases, if any, and the number of shares to be bought at any one time will depend on market conditions and our assessment of risk that our NOL asset could be impaired if such repurchases were undertaken. Share purchase may be made from time to time on the open market or in negotiated transactions at our discretion in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. Our purchase of any of our shares is subject to limitations that may be imposed on such purchases by applicable laws and regulations and the rules of the Nasdaq Stock Market.

Results of Operations

Total revenue was $20.2 million during third quarter of 2008, a decrease of 1% from $20.3 million in the third quarter of 2007. Total revenue during the nine months ended September 30, 2008 was $62.6 million, an increase of 1% from $61.7 million during the nine months ended September 30, 2007. PC Postage subscriber related revenue, including service revenue, product revenue and insurance revenue in the third quarter of 2008 was $18.1 million, an increase of 8% from $16.8 million in the third quarter of 2007, and was $54.7 million in the nine months ended September 30, 2008, an increase of 11% from $49.5 million in the nine months ended September 30, 2007. PhotoStamps revenue in the third quarter of 2008 was $2.0 million, a decrease of 43% from $3.5 million in the third quarter of 2007, and was $7.9 million in the nine months ended September 30, 2008, a decrease of 30% from $11.3 million in the nine months ended September 30, 2007.

The PC Postage marketing channels we use to acquire customers include partnerships, online advertising, affiliate channel, direct mail, traditional media advertising, enhanced promotion online channel, and others. We look at our enhanced promotion channel separately from our non-enhanced promotion channels. In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion directly to the customer in order to get the customer to try our service. Although our enhanced promotion channel is characterized by lower customer acquisition costs than our other channels, its customer attrition rates are higher. In recent periods, we have decided to decrease our marketing investment in that channel and increase investments in other channels.

As a result, subscriber related revenue for customers acquired through our enhanced promotion channel in the third quarter of 2008 was $2.1 million, a decrease of 11% from $2.4 million in the third quarter of 2007, and was $7.0 million in the nine months ended September 30, 2008, an increase of 1% from $6.9 million in the nine months ended September 30, 2007. Primarily as a result of our increased investment, we estimate that subscriber related revenue for customers acquired through our non-enhanced promotion channels in the third quarter of 2008 was $16.0 million, an increase of 11% from $14.4 million in the third quarter of 2007, and was $47.7 million in the nine months ended September 30, 2008, an increase of 12% from $42.5 million in the nine months ended September 30, 2007.

We define paid customers as ones from whom we successfully collected service fees at least once during the quarter. Total number of paid customers originally acquired through our non-enhanced promotion channels in the third quarter of 2008 was 312 thousand, an increase of 11% from 281,thousand in the third quarter of 2007. We believe that the increase in paid customers in the third quarter of 2008 was attributable to our increased customer acquisition spending. For customers originally acquired through our non-enhanced promotion channels, our average subscriber related monthly revenue per paid customer in the third quarter of 2008 was $17.07, compared to $17.03 in the third quarter of 2007.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Total Revenues
Service	76.6%	69.6%	73.8%	66.9%
Product	11.5%	11.3%	11.8%	11.5%
Insurance	1.9%	1.7%	1.8%	1.7%
PhotoStamps	10.0%	17.4%	12.6%	18.4%
Other	0.0%	0.0%	0.0%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Service	13.0%	11.7%	12.2%	11.5%
Product	4.0%	3.7%	4.2%	3.9%
Insurance	0.6%	0.5%	0.6%	0.5%
PhotoStamps	7.4%	12.3%	9.1%	12.4%
Other	0.0%	0.0%	0.0%	0.1%
Total cost of revenues	25.0%	28.2%	26.1%	28.4%
Gross profit	75.0%	71.8%	73.9%	71.6%
Operating expenses:
Sales and marketing	38.0%	39.0%	40.0%	38.4%
Research and development	11.1%	10.4%	10.0%	10.2%
General and administrative	17.0%	15.4%	18.9%	14.7%
Total operating expenses	66.1%	64.7%	68.9%	63.3%
Income from operations	8.9%	7.1%	5.0%	8.3%
Other income (expense), net	3.5%	5.2%	3.8%	5.6%
Income before income taxes	12.4%	12.3%	8.8%	13.9%
Income tax expense (benefit)	2.1%	0.2%	(4.9)%	0.4%

Net income	10.2%	12.1%	13.7%	13.4%

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

Service revenue increased 9% to $15.4 million in the third quarter of 2008 from $14.1 million in the third quarter of 2007 and increased 12% to $46.2 million in the nine months ended September 30, 2008 from $41.3 million in the nine months ended September 30, 2007. These increases in service revenue were primarily due to the increase in our successfully billed customers as a result of the growth in our customer base. As a percentage of total revenue, service revenue increased seven percentage points to 77% in the third quarter of 2008 from 70% in the third quarter of 2007 and increased seven percentage points to 74% in the nine months ended September 30, 2008 from 67% in the nine months ended September 30, 2007, primarily as a result of the increase in service revenue and the decrease in revenue from our PhotoStamps product.

Product revenue was unchanged at $2.3 million during both the third quarter of 2008 and the third quarter of 2007 and increased 4% to $7.4 million in the nine months ended September 30, 2008 from $7.1 million in the nine months ended September 30, 2007. The year to date increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing the store to our existing customer base; (3) the additional SKUs we added to our store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the third quarter of 2008 was $77 million, a 13% increase from the $68 million printed during the third quarter of 2007. As a percentage of total revenue, product revenue remained at approximately 12% during each of the third quarter of 2008 and 2007 and nine months ended September 30, 2008 and 2007.

Insurance revenue increased 11% to $375 thousand in the third quarter of 2008 from $339 thousand in the third quarter of 2007 and increased 7% to $1.14 million in the nine months ended September 30, 2008 from $1.07 million in the nine months ended September 30, 2007, primarily as a result of an increase in the average of dollar value insured per transaction. As a percentage of total revenue, insurance revenue remained at approximately 2% during each of the third quarter of 2008 and 2007 and nine months ended September 30, 2008 and 2007.

PhotoStamps revenue decreased 43% to $2.0 million in the third quarter of 2008 from $3.5 million in the third quarter of 2007 and decreased 30% to $7.9 million in the nine months ended September 30, 2008 from $11.3 million in the nine months ended September 30, 2007. As a percentage of total revenue, PhotoStamps revenue decreased seven percentage points to 10% in the third quarter of 2008 from 17% in the third quarter of 2007 and decreased five percentage points to 13% in the nine months ended September 30, 2008 from 18% in the nine months ended September 30, 2007. Total PhotoStamps sheets shipped during the third quarter of 2008 was approximately 120 thousand, a 47% decrease compared to 225 thousand in the third quarter of 2007. Average revenue per sheet shipped in the third quarter of 2008 was $16.8 compared to $15.7 in the third quarter of 2007. The decrease in sheets shipped was primarily attributable to our decision this year to reduce our PhotoStamps sales and marketing spending.

Because of the expiration of a licensing agreement in June 2007, we did not have any other revenue in the third quarter of 2008 and nine months ended September 30, 2008, compared to $907 thousand in the nine months ended September 30, 2007.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Cost of revenue decreased 12% to $5.0 million in the third quarter of 2008 from $5.7 million in the third quarter of 2007 and decreased 7% to $16.3 million in the nine months ended September 30, 2008 from $17.5 million in the nine months ended September 30, 2007. As a percentage of total revenue, cost of revenue decreased three percentage points to 25% in the third quarter of 2008 from 28% in the third quarter of 2007 and decreased two percentage points to 26% in the nine months ended September 30, 2008 from 28% in the nine months ended September 30, 2007.

Cost of service revenue increased 11% to $2.6 million in the third quarter of 2008 from $2.4 million in the third quarter 2007 and increased 7% to $7.6 million in the nine months ended September 30, 2008 from $7.1 million in the nine months ended September 30, 2007. The increase during the three and nine months ended September 30, 2008 is primarily attributable to higher customer support related expenses resulting from expanding our support personnel and efforts to improve the overall customer experience. Promotional expenses are included in cost of service revenue. This includes free postage and a free digital scale offered to new customers and was approximately $287 thousand and $399 thousand in the third quarter of 2008 and 2007, respectively, and approximately 486 thousand and 1.2 million in the nine months ended September 30, 2008 and 2007, respectively. The decrease in promotional expense is primarily attributable to a change in our estimate of future coupon redemptions. As a percentage of total revenue, cost of service revenue was up one percentage point to 13% in the third quarter of 2008 from 12% in the third quarter of 2007 and was 12% in each of the nine months ended September 30, 2008 and 2007.

Cost of product revenue increased 6% to $809 thousand in the third quarter of 2008 from $760 thousand in the third quarter 2007 and increased 10% to $2.6 million in the nine months ended September 30, 2008 from $2.4 million in the nine months ended September 30, 2007. As a percentage of total revenue, cost of product revenue was approximately 4% in each of these periods.

Cost of insurance revenue increased 18% to $124 thousand in the third quarter of 2008 from $105 thousand in the third quarter of 2007 and increased 10% to $363 thousand in the nine months ended September 30, 2008 from $331 thousand in the nine months ended September 30, 2007. The increase is mainly attributable to the higher average insurance sales price as a result of the increase in the dollar value insured per transaction. As a percentage of total revenue, cost of insurance revenue was approximately 1% in each of these periods.

Cost of PhotoStamps revenue decreased 40% to $1.5 million in the third quarter of 2008 from $2.5 million in the third quarter of 2007 and decreased 25% to $5.7 million in the nine months ended September 30, 2008 from $7.6 million in the nine months ended September 30, 2007, primarily due to the decrease in PhotoStamps revenue during those periods. As a percentage of total revenue, cost of PhotoStamps revenue decreased five percentage points to 7% in the third quarter of 2008 from 12% in third quarter of 2007 and decreased three percentage points to 9% in the nine months ended September 30, 2008 from 12% in the nine months ended September 30, 2007. The gross margin from PhotoStamps revenue is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue.

We did not incur other revenue costs after the expiration of one of our licensing agreements in June 2007.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing and business development activities. Ongoing marketing programs include the following: traditional media advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail and online advertising. Sales and marketing expense decreased 3% to $7.7 million in the third quarter of 2008 from $7.9 million in the third quarter 2007 and increased 6% to $25.0 million in the nine months ended September 30, 2008 from $23.7 million in the nine months ended September 30, 2007. As a percentage of total revenue, sales and marketing expenses decreased one percentage point to 38% in the third quarter of 2008 from 39% in the third quarter of 2007 and increased two percentage points to 40% in the nine months ended September 30, 2008 from 38% in the nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, PC Postage marketing expenditure increased compared to 2007 in those periods. During the three and nine months ended September 30, 2008, PhotoStamps marketing expenditure decreased compared to 2007 in those periods. The total net marketing expenditure during the third quarter of 2008 compared to 2007 resulted in a decrease, both on an absolute basis and as a percentage of total revenue; the total net marketing expenditure during the nine months ended September 30, 2008 increased compared to 2007 both on an absolute basis and as a percentage of total revenue. The increase in our PC Postage marketing expenditure is primarily due to our decision to increase various marketing program expenditures relating to the acquisition of customers for our PC Postage business, offset by a decrease in marketing expenditures related to our PhotoStamps business, in order to improve profitability in the PhotoStamps business.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 7% to $2.2 million in the third quarter of 2008 from $2.1 million in the third quarter of 2007 and was approximately $6.3 million in the nine months ended September 30, 2008 and 2007, respectively. The increase during the third quarter of 2008 is primarily due to headcount and compensation related expenses. As a percentage of total revenue, research and development expense increased one percentage point to11% in the third quarter of 2008 from 10% in the third quarter of 2007 and remained at approximately 10% during the nine months ended September 30, 2008 and 2007.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 10% to $3.4 million in the third quarter of 2008 from $3.1 million in the third quarter of 2007 and increased 30% to $11.8 million in the nine months ended September 30, 2008 from $9.1 million in the nine months ended September 30, 2007. As a percentage of total revenue, general and administrative expense increased two percentage points to 17% in the third quarter of 2008 from 15% in the third quarter of 2007 and increased four percentage points to 19% in the nine months ended September 30, 2008 from 15% in the nine months ended September 30, 2007. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in legal expenses for litigation of the Kara Technologies lawsuit and an increase in our stock compensation expense relating to SFAS 123R.

Other Income, Net

Other income, net consists of interest income from cash equivalents and short-term and long-term investments. Other income, net decreased 34% to $697 thousand in the third quarter of 2008 from $1.1 million in the third quarter of 2007 and decreased 32% to $2.4 million in the nine months ended September 30, 2008 from $3.4 million in the nine months ended September 30, 2007. As a percentage of total revenue, other income, net decreased one percentage point to approximately 4% in the third quarter of 2008 and decreased two percentage points to approximately 4% in the nine months ended September 30, 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower interest income rates and lower investment balances as we sold certain investments and used the cash to repurchase shares of our common stock.

Liquidity and Capital Resources

As of September 30, 2008 and December 31, 2007 we had approximately $93.5 million and $90.8 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short and long-term securities including money market funds, corporate bonds, asset backed securities, and government and agency bonds, and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our corporate headquarters with aggregate lease payments of approximately $4 million through February 2010.

The following table is a schedule of our contractual obligations and commercial commitments, which is comprised of the future minimum lease payments under operating leases at September 30, 2008 (in thousands):

Operating

Three months ending December 31, 2008	$189
Years ending December 31:
2009	794
2010	134
$1,117

Net cash provided by operating activities was $10.5 million and $10.2 million during the nine months ended September 30, 2008 and 2007, respectively.

Net cash provided by investing activities was $18.4 million and $25.1 million during the nine months ended September 30, 2008 and 2007, respectively. The decrease in net cash provided by investing activities is mainly due to the decrease in sale of investments to fund the repurchase of stock. We did not repurchase any stock in the second quarter of 2008.

Net cash used in financing activities was $6.7 million and $32.0 million during the nine months ended September 30, 2008 and 2007, respectively. The decrease is mainly due to cash used to fund our stock repurchase program.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our cash equivalents and investments are comprised of money market, U.S. government obligations and public corporate debt securities with weighted average maturities of 110 days at September 30, 2008. Our cash equivalents and investments, net of restricted cash, approximated $93.0 million and had a related weighted average interest rate of approximately 3.0%. Interest rate fluctuations can impact the carrying value of our portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the third quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. The suit was transferred to the United States District Court for the Central District of California which granted judgment in our favor. Kara Technology has recently filed a notice of appeal.

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

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. This lawsuit is in the early stages.

In May and June 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in 11 purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act and the Exchange Act in connection with our initial public offering and a secondary offering of our common stock. Plaintiffs seek damages and statutory compensation, including interest, costs and expenses (including attorneys’ fees). We reached a proposed settlement which would not have required us to make any payments, which was ultimately terminated in June 2007 after the U.S. Court of Appeals for the Second Circuit determined that the class could not be certified as defined. Plaintiffs have filed an amended complaint and proposed an alternative class definition in related litigation. If such a class definition does not receive final court approval and/or a later settlement is not consummated for any reason, we intend to defend the lawsuits vigorously.

We are subject to various other routine legal proceedings and claims incidental to our business, or which involve primarily a claim for damages that does not exceed 10% of our consolidated assets. We believe that the ultimate results from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our 2007 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of common stock during the quarter ended September 30, 2008.

Issuer Purchases of Equity Securities

During the third quarter of 2008, we purchased our common stock as described in the following table:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2008 – July 31, 2008	—	—	—	—
August 1, 2008 – August 31, 2008	—	—	—	—
September 1, 2008 – September 30, 2008	248,000	$11.75	248,000	$17,000

On October 16, 2008 our Board of Directors amended our current share repurchase program to cover a total of 3.0 million shares of our common stock; as of October 31, 2008, we had approximately 1.6 million shares of common stock still authorized for repurchase through February 2009 under that program.

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

STAMPS.COM INC.
(Registrant)

November 7, 2008	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

November 7, 2008	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer