Form 10-K
period 2008-12-31
STAMPS.COM INC
filed 2009-03-13
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 000-26427

STAMPS.COM INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0454966
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12959 Coral Tree Place
Los Angeles, California 90066

(Address of Principal Executive Offices and Zip Code)

(310) 482-5800

Registrant’s Telephone Number, Including Area Code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $189,613,669 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of February 27, 2009, there were 16,653,144 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2008

i

PART I.

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

We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by us and information currently available to us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $240 million and $150 million, respectively, with potential value of up to $95 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2008 we were at approximately a 34% level compared with the 50% level that would trigger impairment of our NOL asset.

During the second quarter of 2008, we received shareholder approval to amend our articles of incorporation in order to protect our NOL asset (the “NOL Protective Measures”) and those measures are now in effect. Under the NOL Protective Measures there is no change to the way that existing Stamps.com shares are held or traded, but any person, company or investment firm which wishes to become a “5% shareholder” of Stamps.com must first obtain a waiver from our board of directors. In addition, any person, company or investment firm which is already a “5% shareholder” of Stamps.com cannot make any additional purchases of Stamps.com stock without a waiver from our board of directors.

As of February 27, 2009, we had 16,653,144 shares outstanding, and therefore ownership of approximately 833,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 675,000 shares contact us before doing so.

Item 1. Business.

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (the “USPS”) mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999.

Services and Products

We offer the following products and services to our customers:

•	PC Postage Service. Our USPS-approved PC Postage service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS and international mail classes. Customers can also add USPS Special Services such as Delivery ConfirmationTM, Signature ConfirmationTM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. After installing our free software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the USPS’s account. Currently the majority of new customers signing up for our service pay a monthly convenience fee ranging from $15.99 to $19.99.

Our customers can print postage (i) on NetStamps® labels, which can be used just like regular stamps, (ii) directly on envelopes or on other types of mail or labels, in a single-step process that saves time and provides a professional look, (iii) on plain 8.5” x 11” paper or on special labels for packages, and (iv) on integrated customs forms for international mail. For added convenience, our PC Postage services incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States and can be integrated into common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. We also offer several different versions of NetStamps such as Themed NetStamps and Photo NetStamps that allow customers to add stock or full custom designs to their mail while still providing the same NetStamps convenience of printing and using postage whenever it is needed.

•	PhotoStamps®. PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can now create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. PhotoStamps is currently available under authorization of the USPS for its fourth phase market test, with an authorization through May 2009. We do not include our PhotoStamps business when we refer to our PC Postage business.
•	Mailing & Shipping Supplies Store. Our Mailing & Shipping Supplies Store (our “Supplies Store”) is available to our customers from within our PC Postage software, and sells NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. Our Supplies Store features a store catalog, same day shipping capabilities, messaging of our free or discounted shipping promotions, cross sell during checkout, product search capabilities, and expedited and rush shipping options. We plan to continue to increase the breadth of products offered in our Supplies Store.

•	Branded Insurance. We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund. We also offer official USPS insurance alongside our branded insurance product.

Customer Value Proposition for our PC Postage Service

We believe that customers use our PC Postage services to save time and money. Some of the ways our customers save time include: (1) applying postage to letters or packages at home or at the office, avoiding the time that would ordinarily be spent in a trip to the post office; (2) generating mass mailings quickly and easily in a single step process; (3) using our software as an integrated package with most small business productivity applications such as word processors, financial applications and address books; and (4) generating large volumes of shipping labels easily by integrating directly with the database or file system of eCommerce systems.

Some of the ways in which our customers can save money include: (1) an automatic check of all addresses against the USPS database, so postage is not wasted on undeliverable-as-addressed mail; (2) avoiding wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and distance to the destination; (3) tracking and controlling postage expenditures in a small office using cost codes built into our software; (4) getting a discount versus USPS retail post offices of up to 15% off Priority Mail, up to 14% off Express Mail, and up to 8% off Global Priority and Global Express Mail; (5) getting electronic Delivery or Signature Confirmation at 57 to 65 cents less per package than the comparable services at a retail USPS post office; and (6) paying a monthly service fee that is up to 75% less than the total cost of an entry-level postage meter, where users typically pay monthly rental fees, maintenance fees, postage purchase surcharges, cleaning fees, and fees for proprietary ink cartridges.

Some of the other benefits of using our service noted by our customers include: (1) mail produced with our service is more professional looking than stamped mail, helping a smaller business resemble a larger business; (2) our service provides the ability to send USPS packages with Hidden PostageTM, which hides the actual amount paid for postage (a useful feature for e-commerce companies that may not want the recipient to see actual shipping cost information); (3) our software can help a business reduce its customer support costs by automatically generating and sending package delivery status e-mails to its customers; (4) our service provides a complete record of all mail or packages sent, allowing our customers to easily keep a record of all sent mail; and (5) our software generates a single barcoded form that represents multiple packages in a single shipment so that the USPS can scan the single form to accept all of the packages at once and the customer gets a record that all the packages were accepted by the USPS.

Marketing of PC Postage

We target our PC Postage marketing at small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers. We market our PC Postage services through the following channels:

•	Affiliate Channels. We utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our web site. Our affiliate channel is currently managed by a third party.
•	Direct Mail. We send direct mail pieces to prospective small business, small office, and home office customers. We purchase targeted prospect lists from third parties or obtain prospect lists from partners.
•	Direct Sales. We utilize a direct sales force for higher cost enterprise versions of our PC Postage service.
•	Enhanced Promotion Online Advertising. We work with various companies to advertise our service in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to get the customer to try our service.

•	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, traditional media advertising, retail and other programs.
•	Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our PC Postage software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software along with a partner’s software product, the distribution of our software at a retail location, or the bundling of our software with a hardware device. Our partnerships include Microsoft, Avery Dennison, and Hewlett Packard.
•	Remarketing. We remarket our services to former customers. Our remarketing efforts are generally focused on the new features that may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers.
•	Traditional Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails, and other online advertising vehicles.
•	USPS Referrals. We utilize the nationwide USPS Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls. We also receive referrals directly from the USPS website at www.USPS.com.

Marketing of PhotoStamps

We target our PhotoStamps marketing at consumers and businesses. We market our PhotoStamps product through the following channels:

•	Online advertising including paid search, banner ads, permission-based emails, and other online advertising methods;
•	Partnerships including Apple, Google/Picassa, HP/Snapfish, Adobe and others;
•	Traditional offline methods of consumer advertising;
•	Retail distribution of a boxed PhotoStamps product; and
•	Remarketing to our existing customers.

Beginning in 2007 and continuing through 2008 we decided to reduce our consumer-focused marketing spend in order to lower our customer acquisition costs and thus improve our expected returns and our profitability for the PhotoStamps business.

2009 Business Strategy

Our PC Postage Business

Our 2009 strategy for the PC Postage business includes the following major initiatives:

•	Increase and Optimize our Small Business Marketing. We plan to modestly increase our customer acquisition investment in our small business marketing channels outside the non-enhanced promotion channels. Based on recent analysis and trends, we believe that the lifetime value of a non-enhanced promotion customer continues to be more than twice the cost of acquiring those customers. We plan to continue increasing our investment in our direct mail channel as well as refining our acquisition through online advertising, affiliates, partners, telemarketing, traditional media, and other areas. We plan to increase our PC Postage customer acquisition spending in the non-enhanced promotion channels by an estimated 10% to 15% in 2009 versus 2008. For the online enhanced promotion channel, although the channel tends to attract lower quality customers, we continue to see an attractive return on our investment, and we plan to continue to run this channel until we no longer find the returns to be attractive; however, based on recent trends, we currently expect to see overall acquisition in this area decline in 2009 versus 2008. Our goal is to maintain a reasonably strong investment in our customer base during the current economic downturn and be well positioned when the economy improves to return to higher investment levels.

•	Improved Customer Experience. We plan to continue improving our overall customer experience by optimizing our web site, registration process, software installation process, initial product experience, initial customer communications and customer welcome kit to make the initial experience a customer has with us as good as it can be. We plan to focus on improving the customer experience for our store customers with reduced delivery times and improved return experience that will make it more attractive for our customers to purchase non-propriety SKUs from our supplies store. We are continuing to add new propriety SKUs to our supplies store, such as a new convenient line of Certified Mail envelopes and labels, to improve our overall customer experience. We are planning to launch a new combination scale/label printer to enhance the ease of usage of our overall service by a segment of our customer base.
•	Enhance and Market our Corporate Enterprise Solution. During 2008 we successfully launched our multi-user capability that allows customers to have multiple user access to a single account at a single location, we launched new, more flexible payment methods, and we launched new financial controls for our enterprise users. In 2009, we plan to launch Enterprise Version 2.0, which will include a dramatically improved web-based reporting system with a sophisticated front-end reporting tool with real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers.

We plan to continue improving our efforts to target the corporate enterprise customer segment of our PC postage business. We believe that we have successfully attracted a number of corporate enterprise customers to our service over the past couple of years at a reasonable cost per acquisition relative to the expected lifetime value of those customers. We believe these customers continue to be attracted to us versus a traditional postage meter based on our dramatically lower total cost of ownership and the greater visibility into individual employee activity. In 2009, we plan to continue scaling up our enterprise sales & marketing efforts in a cost effective manner. Also, we plan to hire additional salespersons so long as the cost per acquisition continues to remain attractive relative to the expected lifetime value.

Our PhotoStamps Business

In 2009, we plan to continue to pursue PhotoStamps in a modest fashion during the weak economy and to continue to look for ways to optimize the PhotoStamps business. We intend to do this by continuing our program of a more focused direct-to-site PhotoStamps marketing spending with a goal of keeping the overall cost per acquisition at a level that provides good financial return. We also plan to continue to drive fewer but more profitable orders to our website through our own marketing activity and through our existing distribution partnerships such as with HP/Snapfish, Costco.com and Walgreens. Partnerships can provide a cost effective way to manage acquisition cost through a revenue share, bounty, or other arrangement that aligns the interests of the partnership. We also intend to continue to pursue our PhotoStamps retail business model.

Competition

The market for our products is competitive. Some of our current direct competitors in the PC Postage and Customized Postage categories include:

Endicia.com/Dymo.  Endicia is a division of Newell Rubbermaid that offers a software-based PC Postage service similar to our PC Postage service under the brand name Endicia, a custom postage offering similar to our PhotoStamps service under the brand name PictureItPostage, and a NetStamps-like service in conjunction with Dymo (an affiliated company also owned by Newell Rubbermaid) under the brand name Dymo Stamps. All three of these services are directly competitive with our own services in these areas.

Dymo Stamps is different from our service in the approach it takes to the business model. Its service is offered without a monthly service fee, which is one of its primary marketing messages versus our service. To use the Dymo Stamps feature, however, customers must purchase the Dymo Stamps labels through Endicia at a price that is significantly higher per label than our price for our NetStamps labels.

Pitney Bowes, Inc.  Pitney Bowes is the current market leader in the U.S. traditional postage meter business, with revenues of approximately $6.3 billion in 2008. Pitney Bowes launched a software-based PC Postage product called ClickStamp Online in 2000. In the third quarter of 2004, Pitney Bowes appeared to discontinue marketing ClickStamp Online at the monthly fee of $4.99, and began marketing an entirely new PC Postage offering by the name of ShipStream (an OEM version of Endicia’s PC Postage service) for a monthly fee of $18.99. During 2004, Pitney Bowes also began offering an Internet-based service for printing a single label for use in shipping a package that does not require a monthly subscription fee, in partnership with eBay. Pitney Bowes offers a customized postage offering (branded ZazzleStamps) through a partnership with Zazzle.com, Inc., a small, private U.S. company that specializes in custom products. During 2007, Pitney Bowes launched a product by the name of YourStamps in partnership with FujiFilm and its own customized postage offering under the brand name Stamp Expressions.

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

We believe that our customers choose our PC Postage service over that of other PC Postage competitors because of our superior user interface and our larger breadth of features. For example, we are the only PC Postage service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge or envelope printing, we support more address books than any other PC Postage software, and we are the only company that offers additional customer choice in on our Themed and Photo NetStamps labels. Based on USPS data and our own estimates, we believe that as of the end of 2008 approximately 85% of all PC Postage subscription customers were our customers (excluding estimated customers paying for postage on a pure transaction-based, no-monthly-fee plan).

Based on USPS data and on our own estimates, we believe that PhotoStamps is the category leader in USPS’s customized postage program. When compared to competitive offerings, we think PhotoStamps offers the best product and overall customer experience in the industry. PhotoStamps was also the first commercially available customized postage product, and we believe it has the best brand recognition among its competitors.

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

Industry Overview

Business Market Size

Our PC Postage mailing and shipping service is currently targeted primarily at U.S. small offices, home offices, small businesses and enterprises, and within these segments we target both mailers and shippers. We believe the number of businesses that we can serve with our current products are as follows: (1) 14 million income-generating home offices; (2) 4.4 million single location small businesses of 5 employees or less (typically using our single user service); (3) 1.5 million single location small businesses of 6 to 100 employees (typically using our multi-user service); (4) 2.1 million multi-location small businesses, which represent 4.7 million separate locations (typical using our multi-location service); (5) 117,000 medium and large businesses over 100 employees, which represent 1.3 million separate locations (typically using our enterprise service). In total we estimate that there are 22 million businesses, which represent 26 million locations that are the primary target for our current service (prior to our launch of our multi-user and multi-location capabilities, we estimate that our single user solution effectively addressed the needs of 19 million businesses). In addition we believe there are 24 million non-income generating home offices such as those used for corporate after-hours work or telecommuting, and our solution is also applicable to that segment. We also have consumers that use our service.

US Mail Volume

According to the USPS Fiscal 2008 Annual Report, the total US Postal Service revenue was $75 billion during its fiscal year ended September 30, 2008. Of this amount approximately $50 billion (102 billion pieces) was represented by mail classes that are addressable using our current solution (First Class, Priority Mail, Express Mail, Media Mail, Parcel Post, international mail, and special services). We believe that some portion of this $50 billion is a potential market for purchasing and printing postage using PC Postage.

Based on the USPS Fiscal 2007 Household Diary study, consumer-to-consumer mail volume is approximately 5.6 billion pieces per year (1.1 billion personal letters, 2.1 billion holiday greeting cards, 1.5 billion non-holiday greeting cards, and 0.9 billion other). We also estimate that an additional 9.0 billion pieces per year are sent between businesses and consumers as business advertising mail, and an additional 6.9 billion pieces per year are sent from businesses to consumers as First Class correspondence mail. We believe that consumer-to-consumer and business-to-consumer advertising mail are two potential markets for use of PhotoStamps.

The PC Postage Certification and Regulatory Approval Process

Our technology must meet strict U.S. government security standards. Our PC Postage products (including any follow-on technology) must complete extensive USPS testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution, and each additional implementation of a particular product or function requires additional evaluation and approval by the USPS prior to commercial distribution. The USPS certification process to become an USPS approved PC Postage vendor is a standardized, ten-stage process that took the existing approved vendors years to complete. Each stage requires USPS review and authorization to proceed to the next stage of the certification process. The USPS has no published timeline or estimated time to complete each of the ten stages of the program. The most significant stage is the ninth stage, which requires a vendor to complete three phases of beta testing.

For our PhotoStamps product, we are still in the “market test” phase of approval, which currently runs through May 2009. We are hopeful that the USPS will approve the continuation of the PhotoStamps offering on a permanent basis, but we cannot give any assurances. See “Risk Factors”.

We continue to ask the USPS for new market tests or new PC Postage benefits such as additional discounts on the face value of postage or commissions on postage. There are many factors that go into the evaluation of our requests, and we have no guarantee that USPS will grant any of our requests. Our customers currently receive a discounted rate relative to prices available at retail post offices for Priority Mail, Express Mail, Global Priority Mail and Global Express Mail and for electronic confirmation services such as delivery or signature confirmation. The discounts are available using our shipping label feature but do not apply to packages sent using NetStamps as an electronic tracking barcode will be required.

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

During 2008, we continued our technology development effort focused on building out and unifying our software platform for continued and future growth in all parts of our business. We added the capability for multiple users in a single geographic location to access a single account balance in our PC Postage solution.

We also continued to add on to our current enterprise solution with enhanced features such as centralized administration and control. We also enhanced our solutions targeted at higher volume shippers.

During 2009, we plan to launch Enterprise Version 2.0, which will include a dramatically improved web-based reporting system with a sophisticated front-end reporting tool with real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers. During 2009 we also plan to implement a highly flexible billing system and then integrate that system with our new e-commerce platform.

Section 382 Update

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $240 million and $150 million, respectively, with potential value of up to $95 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2008 we were at approximately a 34% level compared with the 50% level that would trigger impairment of our NOL asset.

During the second quarter of 2008, we received shareholder approval to amend our articles of incorporation in order to protect our NOL asset (the “NOL Protective Measures”) and those measures are now in effect. Under the NOL Protective Measures there is no change to the way that existing Stamps.com shares are held or traded, but any person, company or investment firm which wishes to become a “5% shareholder” of Stamps.com must first obtain a waiver from our board of directors. In addition, any person, company or investment firm which is already a “5% shareholder” of Stamps.com cannot make any additional purchases of Stamps.com stock without a waiver from our board of directors.

As of February 27, 2009, we had 16,653,144 shares outstanding, and therefore ownership of approximately 833,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 675,000 shares contact us before doing so.

Employees

As of December 31, 2008, we had approximately 190 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments

We operate in a single market segment, “Internet Mailing and Shipping Services”. All of our operations and revenue are within the United States.

Company Information

We were founded in September 1996, and we were incorporated in Delaware in January 1998 as StampMaster, Inc., changing our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999. Our common stock is listed on the NASDAQ Stock Market under the symbol “STMP.”

Our principal executive offices are located at 12959 Coral Tree Place, Los Angeles, California, 90066, and our telephone number is (310) 482-5800.

Available Information

We make available on our website (www.stamps.com), free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. (Information contained on our website is not part of this Annual Report on Form 10-K.) Our Annual Report on Form 10-K may also be obtained free of charge by written request to the Investor Relations, Stamps.com Inc., 12959 Coral Tree Place Los Angeles, California 90066.

Item 1A. Risk Factors.

You should carefully consider the following risks and the other information in this Report and our other filings with the Securities and Exchange Commission (the “SEC”) before you decide to invest in our company or to maintain or increase your investment. The risks included in this section are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Risks Related to Our Business

We may not successfully implement strategies to increase the adoption of our services and products, which would limit our growth, adversely affect our business and cause the price of our common stock to decline.

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

Our ability to generate gross margins depends upon our ability to generate significant revenues from a large base of active customers. In order to attract customers in the future, we may run special promotions and offers, such as trial periods, discounts on fees, postage and supplies, and other promotions. In addition, we may offer new pricing plans for new and existing customers. We cannot be sure that customers will be receptive to future fee structures and special promotions that we may implement. Even though we have established a sizeable customer base, we still may not generate sufficient gross margins to remain profitable. In addition, our ability to generate revenues or sustain profitability could be adversely affected by the special promotions or additional changes to our pricing plans.

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

Our services and products must meet the commercial demands of our customers, which include home businesses and offices, small and medium sized businesses, corporations and individuals. We cannot be sure that our services will appeal to or be adopted by an ever-growing range of customers. If we are unable to ship products such as items from our Supplies Store or PhotoStamps in a timely manner to our customers, our business may be harmed. Moreover, our ability to obtain and retain customers depends, in part, on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we fail to meet the demands of our customers our results of operations will be adversely affected.

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

Our customers pay for our services predominately using credit cards and debit cards and, to a lesser extent, by use of automated clearing house (“ACH”) payments. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result in a change in our business practices that increase the fees on a cost-per-transaction basis. If these fees for accepting payment methods increase in future periods, it may adversely affect our results of operations.

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

Our services depend on the efficient and uninterrupted operation of our computer and communications hardware systems. In addition, we must provide a high level of security for the transactions we execute. We rely on internally-developed and third-party technology to provide secure transmission of postage and other confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers and revenues. Furthermore, if we fail to provide adequate security, the USPS could prohibit us from selling postage over the Internet.

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

Our cash equivalents and investments are comprised of money market, U.S. government obligations, asset-backed securities and public corporate debt securities. The current global economic crisis has had an unprecedented negative impact on the global credit and capital markets. We have unrealized losses on certain securities in our investment portfolio. Further sustained declines in the fair value of these securities could lead to an increased risk that an other than temporary impairment exists. Uncertainties in the credit and capital markets or credit rating downgrades on any investments in our portfolio could cause impairment to our investment portfolio, which could negatively affect our financial condition, cash flow, and reported earnings.

Our results are impacted by the macro economic environment, which is currently in the state of a global economic crisis.

We believe the performance of our PhotoStamps and PC Postage businesses are influenced by macro economic trends. The United States economy has been experiencing a financial downturn, with some analysts predicting that the world economy may be entering into a prolonged economic downturn, characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy and decreased consumer and business spending. A continuation of this economic downturn could negatively affect our business, operating results and financial condition in a number of ways. For example, customers may leave our service, and efforts to attract new customers may also be adversely impacted. In addition, customers may delay or decrease spending with us or may not pay us, or may delay paying us.

Risks Related to Our Industry

USPS regulations or fee assessments may cause disruptions or discontinuance of our business.

We are subject to continued USPS scrutiny and other government regulations. The availability of our services is dependent upon us continuing to meet USPS performance specifications and regulations. The USPS could change its certification requirements or specifications for PC Postage or revoke or suspend the approval of one or more of our services at any time. If at any time we fail to meet USPS requirements, we may be prohibited from offering our services, and our business would be severely and negatively impacted. In addition, the USPS could suspend or terminate our approval or offer services that compete against us, any of which could stop or negatively impact the commercial adoption of our services. Any changes in requirements or specifications for PC Postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our services.

The USPS could also decide that PC Postage should no longer be an approved postage service due to security concerns or other issues. Our business would suffer dramatically if we are unable to adapt our services to any new requirements or specifications or if the USPS were to discontinue PC Postage as an approved postage method. Alternatively, the USPS could introduce competitive programs or amend PC Postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the USPS itself. If we are unable to compete successfully, particularly against large, traditional providers of postage products, such as Pitney Bowes, who enter the online postage market, our revenues and operating results will suffer.

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

Finally, any approved USPS market test or new service that benefits us could also ultimately be suspended or cancelled by the USPS, causing disruptions to our business.

If we are unable to compete successfully, particularly against large, traditional providers of postage products, such as Pitney Bowes, our revenues and operating results will suffer.

The PC Postage segment of the market for postage is relatively new and is competitive. At present, Pitney Bowes and Endicia.com (a wholly owned subsidiary of Newell Rubbermaid) are authorized PC Postage providers with commercially available software. If any more providers become authorized, or if Pitney Bowes or Endicia.com provide enhanced offerings, our operations could be adversely impacted. We also compete with other forms of postage, including traditional postage meters provided by companies such as Pitney Bowes, postage stamps and permit mail.

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

Our operating results could be impaired if we or the Internet become subject to additional government regulation.

Changes in the laws and regulations applicable to the Internet or us, including those relating to user privacy, pricing, content, copyrights, distribution, characteristics and quality of products and services, and export controls, could seriously harm our business, financial condition and results of operations. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues, including property ownership, export of specialized technology, sales tax, libel and personal privacy, and changes in their interpretation could similarly harm us. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could also harm our business.

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

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $240 million and $150 million, respectively, with potential value of up to $95 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2008 we were at approximately a 34% level compared with the 50% level that would trigger impairment of our NOL asset.

During the second quarter of 2008, we received shareholder approval to amend our articles of incorporation in order to protect our NOL asset (the “NOL Protective Measures”) and those measures are now in effect. Under the NOL Protective Measures there is no change to the way that existing Stamps.com shares are held or traded, but any person, company or investment firm which wishes to become a “5% shareholder” of Stamps.com must first obtain a waiver from our board of directors. In addition, any person, company or investment firm which is already a “5% shareholder” of Stamps.com cannot make any additional purchases of Stamps.com stock without a waiver from our board of directors.

As of February 27, 2009, we had 16,653,144 shares outstanding, and therefore ownership of approximately 833,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 675,000 shares contact us before doing so.

Although the NOL Protective Measures are intended to reduce the likelihood of an “ownership change”, we cannot ensure that an “ownership change” will not occur.

Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties. Accordingly, the NOL Protective Measures may not prevent all transfers that might result in an “ownership change.” Alternatively, a court could find that some or all of the NOL Protective Measures are not enforceable, either in general or as to a particular fact situation. Even if the NOL Protective Measures are enforced by state courts, we have not requested a ruling from the Internal Revenue Service (“IRS”) regarding the effectiveness of the NOL Protective Measures, and we cannot ensure that the IRS will agree that the NOL Protective Measures are effective for purposes of Section 382. Moreover, our board of directors can permit a transfer or transfers that result in or contribute towards an “ownership change” if it determines that such a transfer is in our best interests. As a result of these and other factors, the NOL Protective Measures serve to reduce, but do not eliminate, the risk that we could undergo an “ownership change.” Therefore, we cannot assure you that upon audit, the IRS would agree that all of our NOLs are allowable.

Our charter documents, including the NOL Protective Measures, could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

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

In addition, the NOL Protective Measures could be deemed to have an “anti-takeover” effect because, among other things, they restrict the ability of a person, entity or group to accumulate more than 5% of our common stock and the ability of persons, entities or groups now owning more than 5% of our common stock to acquire additional shares of our common stock without the approval of our board of directors. As a result, our board of directors may be able to prevent any future takeover attempt. Therefore, the NOL Protective Measures could discourage or prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management against the possibility of removal.

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

Our stock price is volatile.

The price at which our common stock has traded has fluctuated significantly. The price may continue to be volatile due to a number of factors, including the following, some of which are beyond our control:

•	variations in our operating results,
•	variations between our actual operating results and the expectations of securities analysts,
•	investors and the financial community,
•	sales by shareholders holding larger blocks of our stock,
•	announcements of developments affecting our business, systems or expansion plans by us or others, and
•	market volatility in general.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in a 36,000 square foot facility in Los Angeles, California under a lease expiring in March 2010. We believe that our existing facility is suitable and adequate for our present purposes.

Item 3. Legal Proceedings.

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. The suit was transferred to the United States District Court for the Central District of California. On August 23, 2006, the court granted our summary judgment motions on the trade secret and other non-patent claims. On April 3, 2008, the court granted our summary judgment motion that PhotoStamps does not infringe. On June 27, 2008, at the conclusion of trial, the jury issued its verdict in our favor, finding that NetStamps does not infringe. Kara Technology has filed an appeal of the judgment in the United States Court of Appeals for the Federal Circuit.

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. We seek an injunction, unspecified damages, and attorneys’ fees. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for a declaratory judgment that all eleven patents are invalid, unenforceable and not infringed. On November 10, 2008, we selected fifteen claims from eight of the patents to be the subject of the claim construction hearing and trial. The Court has vacated the trial date until the resolution of claim construction.

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we seek an injunction, unspecified damages, and attorneys’ fees. This lawsuit is in the discovery stage. The Court has not scheduled a trial commencement date.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”. The following table sets forth the range of high and low closing sales prices reported on The NASDAQ Stock Market for our common stock for the following periods:

	High	Low
Fiscal Year 2007
First Quarter	$17.05	$13.94
Second Quarter	$15.35	$12.88
Third Quarter	$14.27	$11.41
Fourth Quarter	$13.88	$11.56
Fiscal Year 2008
First Quarter	$12.06	$8.61
Second Quarter	$15.72	$10.37
Third Quarter	$14.30	$11.67
Fourth Quarter	$12.18	$7.62

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The NASDAQ Stock Market on (i) December 31, 2008 and (ii) February 27, 2009.

Closing Price
December 31, 2008	$9.83
February 27, 2009	$8.32

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

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2003 to December 31, 2008 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) Morgan Stanley Internet Index, an equal-dollar-weighted index composed of 23 leading companies involved in Internet commerce, service and software. The graph assumes that $100 was invested on December 31, 2003 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31, 2003	Quarters Ending
Company/Index		Dec 31 2004	Dec 31 2005	Dec 31 2006	Dec 31 2007	Dec 31 2008
Stamps.com Inc.	$100.00	$163.00	$236.27	$162.08	$125.34	$101.16
NASDAQ Market Index	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72
Morgan Stanley Internet Index	$100.00	$114.15	$115.08	$125.92	$166.91	$90.31

Holders

As of February 27, 2009, there were approximately 1,168 stockholders of record and 16,653,144 shares of our outstanding common stock.

Dividend Policy

We did not pay any dividends during 2008, 2007 and 2006. Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. The Board of Directors does not presently contemplate the payment of any dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing stock incentive plans, all of which were approved by our shareholders:

Number of Shares of Common Stock to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
2,083,613	$16.77	7,571,583

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during 2008.

Issuer Purchases of Equity Securities

During the fourth quarter of 2008, we purchased our common stock as described in the following table:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
October 1, 2008 – October 31, 2008	1,195,235	$10.60	1,195,235	$14,234
November 1, 2008 – November 30, 2008	611,011	$9.11	611,011	$14,110
December 1, 2008 – December 31, 2008	143,056	$8.56	143,056	$13,048
Total	1,949,302		1,949,302

(1)	On July 16, 2008, we approved a repurchase program authorizing a maximum of 2,000,000 shares to be repurchased with an expiration date of no later than February 15, 2009. On October 16, 2008, this repurchase program was amended authorizing a maximum total of 3,000,000 shares to be repurchased with an expiration date of no later than February 15, 2009. On November 21, 2008, this repurchase program was further amended authorizing a maximum total of 3,800,000 shares to be repurchased with an expiration date of no later than February 15, 2009.

On February 5, 2009, our board of directors approved an additional share repurchase program authorizing us to purchase up to 2.5 million shares of our stock over the next six months as market and business conditions warrant. Our purchase of any of our shares will be subject to limitations that may be imposed on such purchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market. Purchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We will consider repurchasing stock under our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. We have no commitment to make any repurchases.

Item 6. Selected Financial Data

The following data should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and our financial statements, including the notes thereto, included elsewhere in this Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands, Except per Share Data)
Statement of Operations Data:
Revenues	$84,912	$85,811	$84,586	$61,911	$38,112
Cost and expenses:
Cost of sales	22,908	25,306	24,797	17,434	13,307
Research and development	8,425	8,260	8,817	6,596	6,221
Sales and marketing	33,538	33,115	27,793	19,804	12,586
General and administrative.	15,581	12,538	11,649	9,633	12,985
Income (loss) from operations	4,460	6,592	11,530	8,444	(6,987)
Other income, net	2,918	4,461	5,096	2,231	2,254
(Benefit) provision for income taxes	(2,786)	387	164	246	—
Net income (loss)	$10,164	$10,666	$16,462	$10,429	$(4,733)
Basic net income (loss) per share.	$0.53	$0.51	$0.71	$0.46	$(0.21)
Diluted net income (loss) per share	$0.53	$0.50	$0.69	$0.44	$(0.21)
Weighted average shares outstanding used in basic per-share calculation	19,081	20,815	23,233	22,738	22,361
Weighted average shares outstanding used in diluted per-share calculation	19,345	21,194	24,032	23,744	22,361
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$3.50

	As of December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Balance Sheet Data:
Cash and investments	$74,059	$90,823	$106,074	$103,979	$87,207
Working capital	63,037	60,011	27,724	36,295	26,911
Total assets	93,258	104,953	121,550	118,454	100,428
Total stockholders’ equity	78,341	92,442	110,535	109,940	94,887

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. During 2004, we publicly launched a market test of PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Any reference in this document to the PC Postage business excludes our PhotoStamps business.

Section 382 Update

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $240 million and $150 million, respectively, with potential value of up to $95 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2008 we were at approximately a 34% level compared with the 50% level that would trigger impairment of our NOL asset.

During the second quarter of 2008, we received shareholder approval to amend our articles of incorporation in order to protect our NOL asset (the “NOL Protective Measures”) and those measures are now in effect. Under the NOL Protective Measures there is no change to the way that existing Stamps.com shares are held or traded, but any person, company or investment firm which wishes to become a “5% shareholder” of Stamps.com must first obtain a waiver from our board of directors. In addition, any person, company or investment firm which is already a “5% shareholder” of Stamps.com cannot make any additional purchases of Stamps.com stock without a waiver from our board of directors.

As of February 27, 2009, we had 16,653,144 shares outstanding, and therefore ownership of approximately 833,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 675,000 shares contact us before doing so.

Results of Operations

Years Ended December 31, 2008 and 2007

Total revenue in 2008 was $84.9 million, a decrease of 1% from $85.8 million in 2007. PC Postage subscriber related revenue, including service revenue, product revenue and insurance revenue, in 2008 was $73.0 million, an increase of 9% compared to $67.0 million in 2007. PhotoStamps revenue in 2008 was $11.9 million, a decrease of 34% compared to $17.9 million in 2007.

The PC Postage marketing channels we use to acquire customers include partnerships, online advertising, affiliate channel, direct mail, traditional media advertising, enhanced promotion online channel and others. We look at our enhanced promotion channel separately from our non-enhanced promotion channels. In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion directly to the customer in order to get the customer to try our service. Although our enhanced promotion channel is characterized by lower customer acquisition costs than our other channels, its customer attrition rates are higher. In recent periods, we have decided to decrease our marketing investment in that channel and increase investments in our other non-enhanced promotion marketing channels.

As a result, we estimate that subscriber related revenue for customers acquired through our enhanced promotion channel for 2008 was $9.1 million, a decrease of 4% from $9.5 million in 2007. We estimate that subscriber related revenue for customers acquired through our non-enhanced promotion channels for 2008 was $63.9 million, an increase of 11% from $57.5 million in 2007.

We define paid customers as ones from whom we successfully collected service fees at least once during the quarter. The following table sets forth the total number of paid customers originally acquired through our non-enhanced promotion channels on a quarterly basis (in thousands):

Year	First Quarter Paid Customers (000)	Second Quarter Paid Customers (000)	Third Quarter Paid Customers (000)	Fourth Quarter Paid Customers (000)
2008	305	314	312	311
2007	267	270	281	293

We believe that the increase in paid customers in 2008 was attributable to our increased customer acquisition spending. For customers originally acquired through our non-enhanced promotion channels, our average subscriber related monthly revenue per paid customer in 2008 was $17.16 compared to $17.26 in 2007.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Twelve Months Ended December 31,
	2008	2007
Total Revenues:
Service	72.5%	65.2%
Product	11.7%	11.2%
Insurance	1.8%	1.7%
PhotoStamps	14.0%	20.8%
Other	0.0%	1.1%
Total revenues	100.0%	100.0%
Cost of revenues:
Service	12.2%	11.3%
Product	4.2%	3.8%
Insurance	0.6%	0.5%
PhotoStamps	10.0%	13.8%
Other	0.0%	0.1%
Total cost of revenues	27.0%	29.5%
Gross profit	73.0%	70.5%
Operating expenses:
Sales and marketing	39.5%	38.6%
Research and development	9.9%	9.6%
General and administrative	18.3%	14.6%
Total operating expenses	67.7%	62.8%
Income from operations	5.3%	7.7%
Other income, net	3.4%	5.2%
Income before income taxes	8.7%	12.9%
(Benefit) provision for income taxes	-3.3%	0.5%
Net income	12.0%	12.4%

Revenue

Our revenue is derived primarily from five sources: (1) service fees charged to customers for use of our PC Postage service; (2) product sales consisting of Supplies Store revenue from the direct sale of consumables and supplies (3) insurance revenue from our branded insurance offering; (4) PhotoStamps revenue from our

PhotoStamps business; and (5) other revenue, consisting of licensing revenue and advertising revenue derived from advertising programs with our existing customer base. Total revenue decreased 1% to $84.9 million in 2008 from $85.8 million in 2007.

Service revenue increased 10% to $61.6 million in 2008 from $55.9 million in 2007. The increase in service revenue is primarily due to the increase in our successfully billed customers as a result of the growth in our customer base. The 10% increase in service revenue consisted of a 13% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 4% decrease in service revenue from customers acquired through our enhanced promotion channel. The 13% increase in service revenue from customers through the non-enhanced promotion channels consisted of a 12% increase in successfully billed customers and a 1% increase in average service revenue per customer. As a percentage of total revenue, service revenue increased approximately eight percentage points to 73% in 2008 from 65% in 2007, primarily as a result of the decrease in revenue from our PhotoStamps product.

Product revenue increased 3% to $9.9 million in 2008 from $9.6 million in 2007. The increase in product revenue was attributable to growth in the number of orders, partially offset by a decline in the average revenue per order. The increase in product revenue consisted of a 4% increase in store orders shipped and a 1% decrease in average revenue per order. The increase in store orders shipped was primarily attributable to an increase in our paid customer base. As a percentage of total revenue, product revenue increased approximately one percentage point to 12% in 2008 from 11% in 2007.

Insurance revenue increased 6.5% to $1.6 million in 2008 from $1.5 million in 2007. The increase in insurance revenue consisted of a 2% increase in insurance transactions and a 4% increase in average revenue per insurance transaction. The increase in insurance transactions was primarily attributable to an increase in our paid customer base and the increase in average revenue per transactions was primarily attributable to an increase in the average declared value per package. As a percentage of total revenue, insurance revenue was 2% in each of 2008 and 2007.

PhotoStamps revenue decreased 34% to $11.9 million in 2008 from $17.9 million in 2007. The decrease in revenue was primarily attributable to a decrease in the number of sheets shipped. PhotoStamps sheets shipped during 2008 was approximately 712,000, a 35% decrease compared to 1.1 million in 2007. Average revenue per sheet shipped for 2008 was $16.68, a 2% increase compared to $16.34 for 2007. We believe the decrease in PhotoStamps sheets shipped was primarily attributable to the weaker general economy and our reduction in PhotoStamps consumer sales and marketing spending. As a percentage of total revenue, PhotoStamps revenue decreased approximately seven percentage points to 14% in 2008 from 21% in 2007.

Because of the expiration of a licensing agreement in June 2007, we did not have any other revenue in 2008, compared to $907,000 in 2007.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue decreased 9% in 2008 to $22.9 million from $25.3 million in 2007. As a percentage of total revenue, cost of revenue decreased three percentage points to 27% in 2008 compared to 30% in 2007.

Cost of service revenue increased 7% to $10.4 million in 2008 from $9.7 million in 2007. The increase in cost of service revenue is primarily attributable to higher customer support related expenses resulting from expanding our support personnel and efforts to improve the overall customer experience. Promotional expenses, which includes free postage and a free digital scale offered to new customers, are included in cost of service revenue. Promotional expenses were approximately $791,000 and $1.7 million during 2008 and 2007, respectively. The decrease in promotional expense is primarily attributable to a change in our estimate of future coupon redemptions made during 2008. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. As a percentage of total revenue, cost of service revenue increased approximately one percentage point to 12% in 2008 as compared to 11% in 2007.

Cost of product revenue increased 7% to $3.5 million in 2008 from $3.3 million in 2007. The increase in cost of product revenue was primarily attributable to the increase in store sales and higher fulfillment costs in 2008 compared with 2007. As a percentage of total revenue, cost of product revenue was 4% in both 2008 and 2007.

Cost of insurance revenue increased 9% to $498,000 in 2008 from $455,000 in 2007. The increase in cost of insurance revenue was attributable to both an increase in the number of insurance transactions and an increase in the average cost per insurance transaction. As a percentage of total revenue, cost of insurance revenue was unchanged at 1% in 2008 and 2007.

Cost of PhotoStamps revenue decreased 28% to $8.5 million in 2008 from $11.9 million in 2007, corresponding to the decrease in PhotoStamps revenue. Additionally, the gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue decreased approximately four percentage points to 10% in 2008 from 14% in 2007.

Because of the expiration of a licensing agreement in June 2007, we did not have any cost of other revenue in 2008 compared to $52,000 in 2007.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 1% to $33.5 million in 2008 from $33.1 million in 2007. As a percentage of total revenue, sales and marketing expense increased approximately one percentage point to 40% in 2008 from 39% in 2007. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our PC Postage business, partially offset by a decrease in marketing expenditures related to PhotoStamps. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 2% to $8.4 million in 2008 from $8.3 million in 2007. The slight increase is mainly attributable to increased headcount related expenses. As a percentage of total revenue, research and development expense was 10% in 2008 and 2007.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 24% to $15.6 million in 2008 from $12.5 million in 2007. As a percentage of total revenue, general and administrative expense increased approximately three percentage points to 18% in 2008 from 15% in 2007. The increase, both on an absolute basis and as a percentage of total revenue, is primarily attributable to the increase in legal expenses relating to existing litigation.

Other Income, Net

Other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments. Other income, net decreased 35% to $2.9 million in 2008 from $4.5 million in 2007. As a percentage of total revenue, other income, net decreased approximately two percentage points to 3% in 2008 as compared to 5% in 2007. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily from lower interest income resulting from lower interest rates and lower investment balances, as we sold certain investments and used the cash to repurchase shares of our common stock.

Expectations for 2009

We expect the following trends for 2009 compared with 2008.

•	We expect to increase our PC postage marketing spending on customers acquired through our non-enhanced promotion channels and expect that subscriber related revenue for customers acquired through these channels will increase slightly. We expect to reduce spending on our PC Postage marketing for customers acquired through the enhanced promotion channel and expect that subscriber related revenue for customers acquired through this channel will decrease. We expect that both our spending on PhotoStamps marketing and revenue from PhotoStamps will decrease.
•	We expect PC Postage gross margins to be similar to 2008 and expect PhotoStamps gross margins to decrease compared with 2008 due to lower expected PhotoStamps revenue.
•	We expect Other Income, net to decrease due to lower invested cash balances and lower interest rates.

Our results are subject to macro economic factors and a continued, prolonged recession, among other factors, could cause these trends to be worse than our current expectations.

Years Ended December 31, 2007 and 2006

Total revenue for 2007 increased 1% to $85.8 million from $84.6 million in 2006. PC Postage subscriber related revenue, including service revenue, product revenue and insurance revenue, in 2007 was $67.0 million, an increase of 5% compared to $64.0 million in 2006. PhotoStamps revenue in 2007 was $17.9 million, a decrease of 5% compared to $18.8 million in 2006.

We estimate that subscriber related revenue for customer acquired through our enhanced promotion channel for 2007 was $9.5 million, a decrease of 8% from $10.3 million in 2006. We estimate that subscriber related revenue for customers acquired through our non-enhanced promotion channels for 2007 was $57 million, an increase of 7% from $53.7 million in 2006. The decrease in enhanced promotion subscriber revenue and increase in non-enhanced promotion subscriber revenue was attributable to the decrease in our marketing investment in the enhanced promotion channel and our increase in marketing investments in other marketing channels.

The following table sets forth the total number of paid customers originally acquired through our non-enhanced promotion channels on a quarterly basis (in thousands):

Year	First Quarter Paid Customers (000)	Second Quarter Paid Customers (000)	Third Quarter Paid Customers (000)	Fourth Quarter Paid Customers (000)
2007	267	270	281	293
2006	268	261	251	258

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
Total Revenues:
Service	65.2%	63.6%
Product	11.2%	10.3%
Insurance	1.7%	1.7%
PhotoStamps	20.8%	22.2%
Other	1.1%	2.2%
Total revenues	100.0%	100.0%
Cost of revenues:
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

Revenue

Service revenue increased 4% from $53.8 million in 2006 to $55.9 million in 2007. The increase in service revenue is primarily due to the increase in our successfully billed customers as a result of the growth in our customer base. As a percentage of total revenue, service revenue increased one percentage point to 65% in 2007 from 64% in 2006, primarily as a result of the decrease in revenue from our PhotoStamps product.

Product revenue increased 11% from $8.7 million in 2006 to $9.6 million in 2007. The increase was primarily attributable to the following: (1) our launch of a new supplies store interface in September 2006 from which we derived the benefit during all of 2007; (2) growth in our paid customer base; (3) marketing the supplies store to our existing customer base; (4) the additional SKUs we added to our store; and (5) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during 2007 was $272 million, a 19% increase from the $229 million printed during 2006. As a percentage of total revenue, product revenue increased one percentage point to 11% in 2007 from 10% in 2006.

Insurance revenue increased 2% from $1.4 million in 2006 to $1.5 million in 2007, primarily as a result of an increase in the average of dollar value insured per transaction. As a percentage of total revenue, insurance revenue was 2% in each of 2007 and 2006.

PhotoStamps revenue decreased 5% from $18.8 million in 2006 to $17.9 million in 2007. As a percentage of total revenue, PhotoStamps revenue decreased one percentage point to 21% in 2007 from 22% in 2006. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to a decrease in the average revenue per sheet shipped. Total PhotoStamps sheets shipped during 2007 was approximately 1.1 million, a 3% increase compared to 1.0 million in 2006. Average revenue per sheet shipped for 2007 was $16.34, an 8% decrease compared to $17.74 for 2006. Both the increase in sheets shipped and decrease in average revenue per PhotoStamps sheet shipped were primarily attributable to a higher mix of high volume business PhotoStamps orders, which carry a lower per sheet price. In addition, we reduced our PhotoStamps consumer sales and marketing spending during the fourth quarter of 2007.

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

Cost of service revenue decreased 2% from $9.9 million in 2006 to $9.7 million in 2007. As a percentage of total revenue, cost of service revenue decreased one percentage point to 11% in 2007 as compared to 12% in 2006. Promotional expenses, which includes free postage and a free digital scale offered to new customers, are included in cost of service revenue. Promotional expenses were approximately $2.2 million and $1.7 million in 2006 and 2007, respectively. The decrease in cost of service revenue, both on an absolute basis and as a percentage of total revenue, is primarily due to lower promotional expenses resulting from decreased coupon redemptions of the promotional items. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period.

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

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense decreased 6% from $8.8 million to $8.3 million in 2007. This decrease is primarily due to a decrease in Statement of Financial Accounting Standard 123R stock-based compensation and lower headcount related expenses. As a percentage of total revenue, research and development expense was 10% in each of 2006 and 2007.

General and Administrative

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

Other Income, Net

Other income, net decreased 12% from $5.1 million in 2006 to $4.5 million in 2007. As a percentage of total revenue, other income, net decreased one percentage point to 5% in 2007 as compared to 4% in 2005. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower investment balances, as we sold certain investments and used the cash to repurchase shares of our common stock.

Liquidity and Capital Resources

As of December 31, 2008 and 2007, we had approximately $74 million and $91 million in cash, restricted cash and short-term and long-term investments, respectively. We invest available funds in short-term and long-term money market funds, commercial paper, asset-backed securities, corporate notes and bonds and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our new corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2010.

The following table is a schedule of our significant contractual obligations and commercial commitments which consists only of the future minimum lease payments under operating leases at December 31, 2008 (in thousands):

Operating
Years ended:
2009	794
2010	134
2011	—
Thereafter	—
$928

During 2008, we repurchased approximately 2.7 million shares of our common stock for approximately $26.9 million. During 2009, subject to limitations that may be imposed by applicable securities laws and regulations and the rules of The NASDAQ Stock Market, we will consider repurchasing stock under our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. We have no commitments to make any such purchases.

Net cash provided by operating activities was $11.7 million and $16.9 million for 2008 and 2007, respectively. The decrease in net cash provided by operating activities is primarily attributable to higher legal expenses and lower interest income.

Net cash provided by investing activities was $23.4 million and $46.9 million for 2008 and 2007, respectively. The decrease in net cash provided by investing activities primarily resulted from selling fewer investments to fund our stock repurchases, which decreased from $33.3 million in 2007 to $26.8 million in 2008.

Net cash used by financing activities was $26.2 million and $31.9 million for 2008 and 2007, respectively. The decrease in net cash used in financing activities resulted primarily from lower costs of the repurchase of our Company’s common stock in 2008 compared with 2007.

We believe our available cash and marketable securities, together with the cash flow from operations will be sufficient to fund our business for at least the next twelve months.

Critical Accounting Policies

General.  The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer's lifetime.

Recent Accounting Pronouncements

In December 2007, the FASB issued Financial Statement Position No. 141 (revised 2007), “Business Combinations” (FSP SFAS 141(R)). The fundamental requirements of using the acquisition method of accounting (which SFAS 141 called the purchase method) for all business combinations, identifying an acquirer for each business combination, and identifying and recognizing intangible assets separately from goodwill remain unchanged by the standard. The new requirements of the standard include: recognizing assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date; recognizing the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree in a step acquisition at the full amounts of their fair values; recognizing acquisition-related and restructuring costs separately from the acquisition itself; and recognizing a gain by the acquirer when total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) is effective for the Company for transactions consummated during annual periods beginning after December 15, 2008. Earlier adoption is prohibited. SFAS 141 (R) also amends FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109), such that the effects of changes to deferred tax asset valuation allowances established in purchase price allocations are reported directly as a reduction of income tax expense. After SFAS 141(R) is adopted, all changes to tax uncertainties and deferred tax asset valuation allowances established in purchase accounting, should be recognized in accordance with the amended requirements of SFAS 109, even if the combination occurred prior to the effective date of SFAS 141 (R). We do not anticipate the adoption of FSP SFAS 141(R) will have a material impact to our financial statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Statement Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We do not anticipate the adoption of FSP SFAS 142-3 will have a material impact on our financial statements.

In October 2008, the FASB issued Financial Statement Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP SFAS 157-3). FSP SFAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, and its adoption did not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 76 days at December 31, 2008. Our cash equivalents and investments, net of restricted cash, approximated $73.5 million and had a related weighted average interest rate of approximately 1.9%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10 % increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2008, which is included herein.

Changes in Internal Controls

During the quarter ended December 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Stamps.com Inc.

We have audited Stamps.com Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stamps.com Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stamps.com Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Stamps.com Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 13, 2009

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

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

The rest of the information required under this item is incorporated by reference herein to our proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

Item 11. Executive Compensation.

The information required under this item is incorporated by reference herein to our proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference herein to our proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference herein to our proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

Item 14. Principal Accountant Fees and Services.

The information required under this item is incorporated by reference herein to our proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

PART IV.

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

3. Exhibits.  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(11)
3.2	Bylaws of the Company.(3)
4.1	Specimen common stock certificate.(4)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2)
10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7)
10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6)
10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1)
10.7+	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (8)
10.8++	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc. (9)
10.9	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5)
10.10	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5)
10.11	Form of Addendum to Stock Option Agreement — Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5)
10.12	Form of Addendum to Stock Option Agreement — Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5)
10.13	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5)
10.14	Form of Addendum to Stock Issuance Agreement — Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5)
10.15	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5)
10.16	Form Notice of Grant of Non-Employee Director — Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5)
10.17	Form Notice of Grant of Non-Employee Director — Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5)

Exhibit Number	Description
10.18	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5)
10.19	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5)
14	Code of Ethics.(10)
23.1	Consent of Ernst & Young LLP.(12)
24.1	Power of Attorney by G. Bradford Jones.(12)
24.2	Power of Attorney by Mohan Ananda.(12)
24.3	Power of Attorney by Lloyd I. Miller.(12)
24.4	Power of Attorney by Kevin Douglas.(12)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(12)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(12)
32.1	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)
32.2	Certification of Chief Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).
(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).
(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 7, 1999 (File No. 333-77025).
(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).
(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).
(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003
(9)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004.
(10)	Incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.
(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008.
(12)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.
+	Confidential treatment requested and received as to certain portions.
++	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Stamps.com Inc.

We have audited the accompanying balance sheets of Stamps.com Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stamps.com Inc. at December 31, 2008 and 2007, and the results of its operations, stockholders’ equity and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stamps.com Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 13, 2009

STAMPS.COM INC.

BALANCE SHEETS
(In Thousands, Except Per Share Data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$52,576	$43,667
Restricted cash	554	554
Short-term investments	16,235	22,084
Trade accounts receivable, net	2,962	2,519
Other accounts receivable	1,201	1,209
Other current assets	4,426	2,489
Total current assets	77,954	72,522
Property and equipment, net	3,086	3,790
Intangible assets, net	505	871
Long-term investments	4,694	24,518
Deferred income taxes	3,671	—
Other assets	3,348	3,252
Total assets	$93,258	$104,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,174	$9,935
Deferred revenue	3,743	2,576
Total current liabilities	14,917	12,511
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2008 and 2007
Issued shares: 24,368 in 2008 and 24,258 in 2007
Outstanding shares: 17,242 in 2008 and 19,813 in 2007	47	47
Additional paid-in capital	626,810	622,781
Accumulated deficit	(456,391)	(466,555)
Treasury stock, at cost, 7,126 shares in 2008 and 4,445 shares in 2007	(90,613)	(63,737)
Accumulated other comprehensive loss	(1,512)	(94)
Total stockholders’ equity	78,341	92,442
Total liabilities and stockholders’ equity	$93,258	$104,953

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Service	$61,556	$55,903	$53,827
Product	9,906	9,636	8,696
Insurance	1,574	1,478	1,442
PhotoStamps	11,876	17,887	18,801
Other	—	907	1,820
Total revenues	84,912	85,811	84,586
Cost of revenues:
Service	10,365	9,659	9,882
Product	3,520	3,286	2,690
Insurance	498	455	442
PhotoStamps	8,525	11,854	11,618
Other	—	52	165
Total cost of revenues	22,908	25,306	24,797
Gross profit	62,004	60,505	59,789
Operating expenses:
Sales and marketing	33,538	33,115	27,793
Research and development	8,425	8,260	8,817
General and administrative	15,581	12,538	11,649
Total operating expenses	57,544	53,913	48,259
Income from operations	4,460	6,592	11,530
Other income:
Interest income	2,892	4,461	5,096
Other	26	—	—
Total other income, net	2,918	4,461	5,096
Income before income taxes	7,378	11,053	16,626
(Benefit) provision for income taxes	(2,786)	387	164
Net income	$10,164	$10,666	$16,462
Net income per share:
Basic	$0.53	$0.51	$0.71
Diluted	$0.53	$0.50	$0.69
Weighted average shares outstanding:
Basic	19,081	20,815	23,233
Diluted	19,345	21,194	24,032

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2005	23,063	46	607,869	(3,737)	(493,683)	(555)	109,940
Comprehensive income:
Net income	—	—	—	—	16,462	—	16,462
Unrealized gain on investments	—	—	—	—	—	29	29
Comprehensive income							16,491
Stock-based compensation expense	—	—	2,638	—	—	—	2,638
Exercise of stock options	654	1	7,619	—	—	—	7,620
Shares issued under the ESPP	56	—	538	—	—	—	538
Stock repurchase	(1,588)	—	—	(26,692)	—	—	(26,692)
Balance at December 31, 2006	22,185	47	618,664	(30,429)	(477,221)	(526)	110,535
Comprehensive income:
Net income	—	—	—	—	10,666	—	10,666
Unrealized gain on investments	—	—	—	—	—	432	432
Comprehensive income							11,098
Stock-based compensation expense	—	—	2,707	—	—	—	2,707
Exercise of stock options	133	—	933	—	—	—	933
Shares issued under the ESPP	43	—	477	—	—	—	477
Stock repurchase	(2,548)	—	—	(33,308)	—	—	(33,308)
Balance at December 31, 2007	19,813	$47	$622,781	$(63,737)	$(466,555)	$(94)	$92,442
Comprehensive income:
Net income	—	—	—	—	10,164	—	10,164
Unrealized loss on investments	—	—	—	—	—	(1,418)	(1,418)
Comprehensive income							8,746
Stock-based compensation expense	—	—	3,344	—	—	—	3,344
Exercise of stock options	45	—	336	—	—	—	336
Shares issued under the ESPP	39	—	349	—	—	—	349
Stock repurchase	(2,655)	—	—	(26,876)	—	—	(26,876)
Balance at December 31, 2008	17,242	$47	$626,810	$(90,613)	$(456,391)	$(1,512)	$78,341

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

STATEMENTS OF CASH FLOWS
(In Thousands)

	2008	2007	2006
Operating activities:
Net income	$10,164	$10,666	$16,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,928	3,047	2,937
Stock-based compensation expense	3,344	2,707	2,638
Changes in operating assets and liabilities:
Trade accounts receivable	(443)	(154)	(234)
Other accounts receivable	8	(538)	(43)
Other current assets	(1,937)	(394)	(817)
Other assets	(96)	53	(1,025)
Deferred revenue	1,167	2,020	131
Deferred income taxes	(3,671)	0	0
Accounts payable and accrued expenses	1,239	(524)	2,369
Net cash provided by operating activities	11,703	16,883	22,418
Investing activities:
Sale of short-term investments	29,035	57,952	34,475
Purchase of short-term investments	(23,627)	(34,347)	(36,298)
Sale of long-term investments	28,536	33,251	31,447
Purchase of long-term investments	(9,689)	(9,246)	(40,717)
Acquisition of property and equipment	(858)	(668)	(2,429)
Proceeds from other investing activities	—	—	610
Net cash provided by (used in) investing activities	23,397	46,942	(12,912)
Financing activities:
Proceeds from exercise of stock options	336	933	7,620
Issuance of common stock under ESPP	349	477	538
Repurchase of common stock	(26,876)	(33,308)	(26,692)
Net cash used in financing activities	(26,191)	(31,898)	(18,534)
Net increase (decrease) in cash and cash equivalents	8,909	31,927	(9,028)
Cash and cash equivalents at beginning of period	43,667	11,740	20,768
Cash and cash equivalents at end of period	$52,576	$43,667	$11,740
Supplemental cash flow information:
Income taxes paid during the period	$833	$354	$192

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

Our core service allows customers to buy and print United States Postal Service (USPS) approved postage using any personal computer, an ordinary inkjet or laser printer, and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. In 1999, we became the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model. On August 10, 2004, we publicly launched a market test of PhotoStamps®, which allows consumers to turn digital photos, designs or images into valid US postage. We are currently under the fourth phase of the market test for PhotoStamps® with authorization from the USPS through May 16, 2009.

2. Summary of Significant Accounting Policies

Use of Estimates and Risk Management

The preparation of financial statements in conformity with US generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions and estimates regarding the useful lives of patents and other amortizable intangibles.

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

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2008 and 2007. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net while unrealized gains and losses are included as a separate component of stockholders’ equity.

Trade Accounts Receivable

Our trade accounts receivable primarily relate to PC Postage services, PhotoStamps sales and branded insurance provided to customers prior to billing. Trade accounts receivable, net of allowances for uncollectible accounts of $31,325 and $15,562 as of December 31, 2008 and 2007, respectively, were approximately $2,962,000 and $2,519,000 as of December 31, 2008 and 2007, respectively.

We evaluate the collectibility of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional provisions are recorded in that period.

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

During 2008, 2007, 2006 and 2005 we did not recognize revenue from any one customer that represented 10% or more of revenues.

As of December 31, 2008 and 2007, we did not have trade accounts receivable from any one customer that represented 10% or more of the total trade accounts receivable balance.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed principally on a straight-line method over the estimated useful life of the asset, ranging from three to five years. We have a policy of capitalizing expenditures that materially increase assets’ useful lives and charging ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in operations.

Trademarks and Patents

Acquired trademarks, patents and other intangibles are included in intangible assets, net in the accompanying balance sheets and are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 4 to 17 years. During 2008, 2007 and 2006, amortization expense including the amortization of trademarks and patents, was approximately $367,000, $1.1 million and $1.1 million, respectively.

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

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Under SFAS No. 142, goodwill and other intangibles are tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the annual evaluations performed by us, there was no impairment during the years ended December 31, 2008, 2007, or 2006.

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

Customers pay face value for postage purchased for use through our NetStamps, shipping label or mailing features, and the funds are transferred directly from the customers to the USPS. We do not recognize revenue for this postage as it is purchased by our customers directly from the USPS.

PhotoStamps revenue includes the price of postage and is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was immaterial during the years ended December 31, 2008, 2007 and 2006.

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

Promotional Expense

New PC Postage customers are offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue as the revenue associated with the acquired customer is earned over the customer's lifetime.

Research and Development Costs

Research and development costs are expensed as incurred. These costs primarily consist of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

Sales and Marketing

Sales and marketing expense primarily consist of discretionary spending to acquire new customers and compensation and related expenses for personnel engaged in marketing and business development activities.

Advertising Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. For the years ended December 31, 2008, 2007, and 2006, advertising and tradeshow costs were $4.3 million, $2.2 million, and $3.2 million, respectively.

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

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Net Income Per Share

Net income per share represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, were exercised or converted into common stock. Diluted net income per share is calculated by dividing net income during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period. The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net income	$10,164	$10,666	$16,462
Basic – weighted average common shares	19,081	20,815	23,233
Diluted effect of common stock equivalents	264	379	799
Diluted – weighted average common shares	19,345	21,194	24,032
Net income per share:
Basic	$0.53	$0.51	$0.71
Diluted	$0.53	$0.50	$0.69

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year Ended December 31,
	2008	2007	2006
Anti-dilutive stock options shares	2,642	2,230	557

Stock-Based Compensation

We account for stock-based awards to employees and directors pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107 (SAB 107). SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to recognize stock-based compensation expense during each period based on the value of that portion of share-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recognized for all employee stock options granted is recognized using the straight-line single method over their respective vesting periods of three to five years.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The following table sets forth the stock-based compensation expense that we recognized under SFAS 123R for the periods indicated (in thousands):

	2008	2007	2006
Stock-based compensation expense relating to:
Employee and director stock options	$3,220	$2,623	$1,828
Employee stock purchases	124	84	810
Total stock-based compensation expense	$3,344	$2,707	$2,638
Stock-based compensation expense relating to:
Cost of revenues	$289	$291	$325
Sales and marketing	754	495	336
Research and development	631	617	799
General and administrative	1,670	1,304	1,178
Total stock-based compensation expense	$3,344	$2,707	$2,638

In our SFAS 123R calculations, we use the Black-Scholes option valuation model, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and actual and projected employee stock option exercise behaviors. For options granted, our assumption of expected volatility was based on the historical volatility of our stock price for the period January 1, 2004 through the date of option grant. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2008	2007	2006
Expected dividend yield	—	—	—
Risk-free interest rate	2.90%	4.45%	4.74%
Expected volatility	51%	48%	49%
Expected life (in years)	5	5	5
Expected forfeiture rate	17%	16%	15%

The following table summarizes stock option activity related to our 1999 Stock Incentive Plan for 2008:

	Number of Stock Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2007	3,091	$16.17
Granted	528	11.36
Exercised	(45)	7.49
Forfeited or expired	(288)	16.48
Balance at December 31, 2008	3,286	15.48	6.5	$1,895
Exercisable at December 31, 2008	2,083	$16.77	5.1	$1,804

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $9.83 at December 31, 2008, representing the last trading day of 2008, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during the 2008, 2007 and 2006 were $5.28, $6.56 and $13.41 respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 were approximately $275,000, $769,000 and $11.5 million, respectively.

The following table summarizes the status of our nonvested stock options as of December 31, 2008:

	Nonvested Number of Stock Options (in Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	1,262	$7.18
Granted	528	5.28
Vested	(429)	7.45
Forfeited	(158)	6.88
Nonvested at December 31, 2008	1,203	$6.29

As of December 31, 2008, there was approximately $7.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.7 years.

Treasury Stock

During 2008, 2007 and 2006, we repurchased approximately 2.7 million shares for $26.9 million, 2.5 million shares for $33.3 million and 1.6 million shares for $26.7 million, respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Financial Statement Position No. 141 (revised 2007), “Business Combinations” (FSP SFAS 141(R)). The fundamental requirements of using the acquisition method of accounting (which SFAS 141 called the purchase method) for all business combinations, identifying an acquirer for each business combination, and identifying and recognizing intangible assets separately from goodwill remain unchanged by the standard. The new requirements of the standard include: recognizing assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date; recognizing the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree in a step acquisition at the full amounts of their fair values; recognizing acquisition-related and restructuring costs separately from the acquisition itself; and recognizing a gain by the

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

acquirer when total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) is effective for the Company for transactions consummated during annual periods beginning after December 15, 2008. Earlier adoption is prohibited. SFAS 141 (R) also amends FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109), such that the effects of changes to deferred tax asset valuation allowances established in purchase price allocations are reported directly as a reduction of income tax expense. After SFAS 141(R) is adopted, all changes to tax uncertainties and deferred tax asset valuation allowances established in purchase accounting, should be recognized in accordance with the amended requirements of SFAS 109, even if the combination occurred prior to the effective date of SFAS 141 (R). We do not anticipate the adoption of FSP SFAS 141(R) will have a material impact to our financial statements.

In April 2008, the FASB issued Financial Statement Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We do not anticipate the adoption of FSP SFAS 142-3 will have a material impact on our financial statements.

In October 2008, the FASB issued Financial Statement Position No. SFAS 157-3, “Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active” (FSP SFAS 157-3). FSP SFAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance and its adoption did not have a material impact on our financial statements.

3. Intangible Assets

Our intangible assets consist of patents, trademarks and other intellectual property with a gross carrying value of $8.3 million as of December 31, 2008 and 2007 and accumulated amortization of approximately $7.8 million and $7.4 million as of December 30, 2008 and 2007, respectively. The expected useful lives of our amortizable intangible assets range from 4 to 17 years. During 2008, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2008 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2008. Aggregate amortization expense on patents and trademarks was approximately $367,000, $1.1 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents, restricted cash and investments as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,762	$—	$—	$6,762
Money market	45,814	—	—	45,814
Cash and cash equivalents	52,576	—	—	52,576
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short-term investments:
Corporate notes and bonds	14,285	—	(48)	14,237
U.S. Government and agency securities	2,002	—	(4)	1,998
Short-term investments	16,287	—	(52)	16,235
Long-term investments:
Corporate bonds and asset backed securities	6,154	—	(1,460)	4,694
U.S. Government and agency securities	—	—	—	—
Long-term investments	6,154	—	(1,460)	4,694
Cash and equivalents, restricted cash and investments	$75,571	—	(1,512)	$74,059

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,784	$—	$—	$7,784
Money market	35,883	—	—	35,883
Cash and cash equivalents	43,667	—	—	43,667
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short-term investments:
Corporate notes and bonds	13,317	—	(31)	13,286
U.S. Government and agency securities	8,804	—	(6)	8,798
Short-term investments	22,121	—	(37)	22,084
Long-term investments:
Corporate bonds and asset backed securities	21,997	—	(43)	21,954
U.S. Government and agency securities	2,578	—	(14)	2,564
Long-term investments	24,575	—	(57)	24,518
Cash and equivalents, restricted cash and investments	$90,917	—	(94)	$90,823

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments  – (continued)

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2008 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$16,286	$16,234
Due after one year through five years	4,693	4,256
Due after five years through ten years	2,016	993
	$22,995	$21,483

Total restricted cash of approximately $554,000 as of December 31, 2008 and 2007 is related to a letter of credit for a facility leased by us under a lease that will expire in February 2010.

5. Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurement” (SFAS 157) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 — Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 — Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$52,576	$52,576	$—	$—
Available-for-sale debt securities	21,483	—	21,483	—
Total	$74,059	$52,576	$21,483	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

6. Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Payroll and related accrual	$2,090	$1,879
Legal and related accrual	1,295	405
Deferred rent accrual	162	256
Sales and marketing related accrual	2,908	3,088
Other accruals	4,719	4,307
Accounts payable and Accrued expenses	$11,174	$9,935

7. Allowance for Doubtful Accounts

As of December 31, 2008 and 2007, our allowance for doubtful accounts totaled $31,325 and $15,562, respectively. Increases in our allowance for doubtful accounts totaled $15,763 and $6,849 for 2008 and 2007, respectively. There were no material write-offs against the allowance for doubtful accounts during 2008 and 2007.

8. Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2008	2007
Furniture and equipment	$1,679	$1,713
Computers and software	13,036	15,799
Leasehold improvements	1,719	1,708
	16,434	19,220
Less accumulated depreciation and amortization	(13,348)	(15,430)
Property and equipment, net	$3,086	$3,790

During 2008, 2007 and 2006, depreciation expense was approximately $1.6 million, $2.0 million and $1.8 million, respectively. During 2008 we disposed of approximately $3.6 million of fully depreciated assets. There were no such disposal in 2007 and 2006.

9. Income Taxes

During 2008 our income tax benefit consists of alternative minimum federal tax and state income tax netted against a tax benefit relating to the release of a portion of our deferred tax asset valuation allowance. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the partial release of our valuation allowance as well as our use of federal net operating losses to offset current federal tax expense. A valuation allowance was originally recorded against our deferred tax assets, consisting of net operating loss carryforwards and research tax credit carryforwards, as we determined the realization of these assets did not meet the more likely than not criteria in accordance with SFAS No. 109, “Accounting for Income Taxes.” During 2008, we reduced our valuation allowance by a total of $6.7 million. Of this amount, $3.0 million related to the use of our deferred tax assets to offset 2008 income taxes. During 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary. In making such determination, we considered available positive and negative evidence including our recent earnings trend and expected continued future taxable income. As a result, we recorded a partial reversal of our deferred tax valuation allowance during the first quarter of 2008 of $3.7 million to be used to offset future income taxes. We continue to maintain a valuation allowance for the remainder of our deferred tax assets. The $3.7 million partial reversal of our valuation allowance and the current tax provision of $885,000 for corporate alternative

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

minimum federal taxes and state income taxes resulted in an overall tax benefit of $2.8 million. In September 2008, the State of California passed a new legislation temporarily suspending the use of net operating losses to offset current state income tax expense. As a result, we incurred approximately $523,000 of additional California state income tax for the year ended December 31, 2008. During 2008, we recorded a current tax provision for corporate alternative minimum federal taxes and state income taxes of approximately $259,000 and $626,000, respectively.

Our effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2008 and 2007 are presented below (in thousands):

	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforward	$90,068	$94,288
Tax credits	1,299	1,514
Depreciation	(379)	(423)
Capitalized start-up costs	606	659
Accruals	3,655	2,274
Total deferred tax assets	95,249	98,312
Valuation allowance	(91,578)	(98,312)
Net deferred tax assets	$3,671	$—

We have a net operating loss (NOL) carryforward of approximately $240 million and $150 million for federal and state income tax purposes at December 31, 2008, respectively, and approximately $252 million and $150 million for federal and state income tax purposes at December 31, 2007, respectively, which can be carried forward to offset future taxable income. We have available a tax credit carryforward of approximately$1.3 million and $1.5 million at December 31, 2008 and 2007, respectively, which can be carried forward to offset future taxable liabilities. Our federal NOLs will begin to expire in 2020; our state NOLs will begin to expire in 2014. The federal credits begin to expire in 2018. The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions that may limit the NOL carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests.

We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2008, we are approximately at 34% compared with the 50% level that would trigger impairment of our NOLs.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

The provision for income taxes consists of (in thousands):

	2008	2007	2006
Current:
Federal	$259	$286	$123
State	626	101	41
	885	387	164
Deferred:
Federal	3,134	—	—
State	537	—	—
	(3,671)	—	—
Provision for income taxes	$(2,786)	$387	$164

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2008	2007	2006
Income tax at statutory federal rate	$2,460	$3,757	$5,653
State income taxes, net of federal benefit	422	730	1,095
Effect of permanent differences	765	36	1
Other	302	3,000	(4,336)
Change in valuation allowance	(6,735)	(7,136)	(2,249)
	$(2,786)	$387	$164

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

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2008, we have not recorded any interest and penalty expense.

Our determination on the analysis of uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2005 through 2007 tax years for federal purposes and the 2004 through 2007 tax years for California purposes.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

10. Commitments and Contingencies

Operating Leases

The following is a schedule of significant future minimum lease payments under operating leases at December 31, 2008 (in thousands):

Operating
Years ending:
2009	794
2010	134
2011	—
2012	—
Thereafter	—
$928

Total rent expense was approximately $657,000 in each of 2008, 2007 and 2006.

In November 2003, we entered into a facility lease agreement commencing on March 2004 for our corporate headquarters with aggregate lease payments of approximately $4.0 million through February 2010. As of December 31, 2008, we maintained a letter of credit for the facility lease in the amount of $554,000.

11. Employee Stock Plans

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

As of December 31, 2008, the total number of shares authorized for issuance under the 1999 Plan approximated 7,571,583, which amount includes an automatic annual increase to the share reserve of 3% of our outstanding common shares on the last trading day in December. The automatic increase on January 1, 2008 was approximately 594,000 shares based upon 19,813,000 shares outstanding on the last day of 2007.

In no event will this annual increase exceed 782,358 shares. In addition, no participant in the 1999 Plan may be granted stock options or direct stock issuances for more than 562,500 shares of common stock in total in any calendar year. Options granted under the 1999 Plan generally vest 25% per year, and the Board of Directors has the discretion with respect to vesting periods applicable to a particular grant. Each option granted has a 10 year contractual life. During 2008, 2007 and 2006, we issued options to purchase approximately 528,000, 1.4 million and 318,500 shares of common stock, respectively, at prices at or above the market price at the date of grant.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

11. Employee Stock Plans  – (continued)

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	Number of Options
Balance at December 31, 2005	2,608	$15.03
Granted	319	27.53
Forfeited	(74)	22.48
Exercised	(656)	11.66
Balance at December 31, 2006	2,197	$17.52
Granted	1,368	13.71
Forfeited	(342)	18.86
Exercised	(132)	7.05
Balance at December 31, 2007	3,091	16.17
Granted	528	11.36
Forfeited	(288)	16.48
Exercised	(45)	7.49
Balance at December 31, 2008	3,286	16.77

The weighted-average fair value of stock grants for 2008, 2007 and 2006 using the Black-Scholes valuation method are as follows:

	2008	2006	2005
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$5.28	$6.56	$13.41
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$5.28	$6.56	$13.41

Weighted average exercise prices for 2008 stock options are as follows:

2008
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$7.49
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	—
Total weighted-average exercise price	$7.49

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

11. Employee Stock Plans  – (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2008 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.00 – $16.20	2,402	7.0	$11.40	1,247	$10.13
$16.21 – $32.40	673	5.6	$19.55	637	$19.41
$32.41 – $48.60	111	5.1	$34.51	99	$34.66
$48.61 – $64.80	64	0.8	$59.19	64	$59.19
$64.81 – $81.00	31	0.8	$70.47	31	$70.47
$97.20 – $113.40	2	0.9	$98.50	2	$98.50
$113.41 – $129.60	1	1.0	$117.50	1	$117.50
$129.61 – $145.80	2	0.9	$131.50	2	$131.50
$0.10 – $145.80	3,286	6.5	$15.48	2,083	$16.77

Employee Stock Purchase Plan

In June 1999, our Board of Directors adopted an Employee Stock Purchase Plan (ESPP), which allows our eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

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

Total shares of common stock issued pursuant to the ESPP during 2008, 2007 and 2006 were approximately 39,000, 43,000 and 56,000, respectively.

Savings Plan

During 1999, we implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. We match 50% of the first 4% a participant contributes. We expensed approximately $209,000, $200,000 and $187,000 in 2008, 2007 and 2006, respectively, related to this plan.

STAMPS.COM INC.

NOTES TO FINANCIAL STATEMENTS

12. Legal Proceedings

In addition to the legal proceedings described in Item 3 of our 2008 Annual Report on form 10-K, we are a party to various other legal actions, claims and proceedings incidental to our business. Litigation is uncertain, and the outcome of individual cases is not predictable with any assurance. We have established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against us involve potential compensatory, punitive or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position or results of operations. At this time we have not reached a determination that any of our litigation proceedings are expected to result in liabilities that will have a material adverse effect on our financial position, cash flows, or results of operations.

13. Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September	December
	(In Thousands Except per Share Data)
Fiscal Year 2008:
Revenues	$21,072	$21,410	$20,156	$22,274
Gross profit	15,203	15,989	15,108	15,704
Income from operations	694	650	1,791	1,325
Net income	5,198	1,306	2,063	1,597
Net income per share:
Basic	$0.26	$0.07	$0.11	$0.09
Diluted	$0.26	$0.07	$0.10	$0.09
Weighted average shares outstanding:
Basic	19,723	19,382	19,410	17,820
Diluted	19,950	19,712	19,726	17,994
Fiscal Year 2007:
Revenues	$20,022	$21,407	$20,284	$24,098
Gross profit	14,656	14,962	14,565	16,322
Income from operations	1,933	1,741	1,434	1,484
Net income	3,054	2,800	2,446	2,366
Net income per share:
Basic	$0.14	$0.13	$0.12	$0.12
Diluted	$0.14	$0.13	$0.12	$0.12
Weighted average shares outstanding:
Basic	21,892	21,352	20,243	19,805
Diluted	22,326	21,742	20,575	20,131

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 13th day of March 2009.

STAMPS.COM INC.
By: /s/ Kenneth McBride Kenneth McBride Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kenneth McBride Kenneth McBride	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009
/s/ Kyle Huebner Kyle Huebner	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009
* Kevin G. Douglas	Director	March 13, 2009
* Mohan P. Ananda	Director	March 13, 2009
* G. Bradford Jones	Director	March 13, 2009
* Lloyd I. Miller	Director	March 13, 2009

*	By Kenneth McBride as Attorney-in-fact.