Form 10-Q
period 2009-03-31
STAMPS.COM INC
filed 2009-05-08
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 000-26427

Stamps.com Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0454966
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12959 Coral Tree Place
Los Angeles, California 90066
(Address of principal executive offices, including zip code)

(310) 482-5800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of April 30, 2009, there were approximately 16,302,000 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,480	$52,576
Restricted cash	554	554
Short-term investments	6,906	16,235
Trade accounts receivable, net	2,671	2,962
Other accounts receivable	672	1,201
Other current assets	3,855	4,426
Total current assets	58,138	77,954
Property and equipment, net	2,857	3,086
Intangible assets, net	502	505
Long-term investments	19,314	4,694
Deferred income taxes.	3,671	3,671
Other assets	3,568	3,348
Total assets	$88,050	$93,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,008	$11,174
Deferred revenue	3,583	3,743
Total current liabilities	14,591	14,917
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2009 and 2008
Issued shares: 24,390 in 2009 and 24,368 in 2008
Outstanding shares: 16,432 in 2009 and 17,242 in 2008	47	47
Additional paid-in capital	627,747	626,810
Accumulated deficit	(455,169)	(456,391)
Treasury stock, at cost, 7,958 shares in 2009 and 7,126 shares in 2008	(97,491)	(90,613)
Accumulated other comprehensive loss	(1,675)	(1,512)
Total stockholders’ equity	73,459	78,341
Total liabilities and stockholders’ equity	$88,050	$93,258

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Service	$15,314	$15,197
Product	2,617	2,483
Insurance	404	388
PhotoStamps	1,713	3,004
Total revenues	20,048	21,072
Cost of revenues:
Service	3,008	2,742
Product	945	880
Insurance	125	120
PhotoStamps	1,300	2,127
Total cost of revenues	5,378	5,869
Gross profit	14,670	15,203
Operating expenses:
Sales and marketing	8,064	8,623
Research and development	2,227	1,943
General and administrative	3,264	3,943
Total operating expenses	13,555	14,509
Income from operations	1,115	694
Other income:
Interest income	357	917
Other income	—	21
Total other income	357	938
Income before income taxes	1,472	1,632
Provision (benefit) for income taxes	250	(3,566)
Net income	$1,222	$5,198
Net income per share
Basic	$0.07	$0.26
Diluted	$0.07	$0.26
Weighted average shares outstanding
Basic	16,864	19,723
Diluted	16,992	19,950

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$1,222	$5,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326	722
Stock-based compensation expense	793	779
Deferred income tax	—	(3,671)
Changes in operating assets and liabilities:
Trade accounts receivable	291	(86)
Other accounts receivable	529	763
Other current assets	571	300
Other assets	(220)	(359)
Deferred revenue	(160)	(196)
Accounts payable and accrued expenses	(166)	864
Net cash provided by operating activities	3,186	4,314

Investing activities:
Sale of short-term investments	9,315	13,736
Purchase of short-term investments	—	(15,014)
Sale of long-term investments	214	9,297
Purchase of long-term investments	(14,983)	—
Acquisition of property and equipment	(94)	(186)
Net cash (used in) provided by investing activities	(5,548)	7,833

Financing activities:
Proceeds from exercise of stock options	1	—
Issuance of common stock under ESPP	143	168
Repurchase of common stock	(6,878)	(4,500)
Net cash used in financing activities	(6,734)	(4,332)
Net (decrease) increase in cash and cash equivalents	(9,096)	7,815
Cash and cash equivalents at beginning of period	52,576	43,667

Cash and cash equivalents at end of period	$43,480	$51,482

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2009 AND 2008 IS UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

We prepared the financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“US”) generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and cash flows for the three months ended March 31, 2009.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Customers who purchase postage for use through our NetStamps, shipping label or mailing features, pay face value, and the funds are transferred directly from the customers to the United States Postal Service (“USPS”). We do not recognize revenue for this postage as it is purchased by our customers directly from the USPS.   PhotoStamps revenue includes the price of postage.

On a limited basis, we allow third parties to offer products and promotions to the Stamps.com customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements is currently immaterial.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2009 AND 2008 IS UNAUDITED)

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

	Three Months Ended March 31,
	2009	2008
Net income	$1,222	$5,198

Basic - weighted average common shares	16,864	19,723
Diluted effect of common stock equivalents	128	227
Diluted - weighted average common shares	16,992	19,950

Earnings per share:
Basic	$0.07	$0.26
Diluted	$0.07	$0.26

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2009	2008
Anti-dilutive stock option shares	2,746	2,332

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2009 AND 2008 IS UNAUDITED)

4.	Stock-Based Employee Compensation

We account for stock-based awards to employees and directors pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), and related SEC rules included in Staff Accounting Bulletin No. 107. SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to recognize stock-based compensation expense during each period based on the value of that portion of share-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recognized for all employee stock options granted is recognized using the straight-line single method over their respective vesting periods of three to five years.

The following table sets forth the stock-based compensation expense that we recognized under SFAS 123R for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense relating to:
Employee and director stock options	$768	$749
Employee stock purchases	25	30
Total stock-based compensation expense	$793	$779

Stock-based compensation expense relating to:
Cost of revenues	$71	$75
Sales and marketing	191	176
Research and development	164	152
General and administrative	367	376
Total stock-based compensation expense	$793	$779

In our SFAS 123R calculations, we use the Black-Scholes option valuation model, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and actual and projected employee stock option exercise behaviors.  In the case of options we grant, our assumption of expected volatility was based on the historical volatility of our stock price.  We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.  The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Expected dividend yield	—	—
Risk-free interest rate	1.78%	2.80%
Expected volatility	53%	51%
Expected life (in years)	4.5	5
Expected forfeiture rate	20%	16%

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2009 AND 2008 IS UNAUDITED)

5.	Intangible Assets

Our intangible assets consist of patents, trademarks and other intellectual property with a gross carrying value of approximately $8.3 million and accumulated amortization of approximately $7.8 million as of March 31, 2009 and December 31, 2008. The expected useful lives of our amortizable intangible assets range from 4 to 17 years. During 2008, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2008 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2008. Aggregate amortization expense on patents and trademarks was approximately $3,000 and $270,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.

6.	Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$1,222	$5,198
Unrealized loss on investments	(163)	(318)
Comprehensive income	$1,059	$4,880

7.	Income Taxes

During the three months ended March 31, 2009, our income tax expense consisted of alternative minimum federal tax and state income tax. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of federal net operating losses to offset current federal tax expense. A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria in accordance with SFAS No. 109, “Accounting for Income Taxes.” During the first quarter of 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of deferred tax valuation allowance of $3.7 million. During the first quarter of 2009, we have re-evaluated our future operating income projections and determined that the realization of our net deferred tax asset continue to be more likely than not.  In making such determination we considered all available positive and negative evidence including our recent earnings trend and expected continued future taxable income.  We continue to maintain a valuation allowance for the remainder of our deferred tax assets. In September 2008 the State of California passed a legislation temporarily suspending the use of net operating losses to offset current state income tax expense. As a result of not being able to use our state NOLs, we incurred approximately $207,000 of additional California state income tax expense during the first quarter of 2009. During the three months ended March 31, 2009, we recorded a current tax provision for corporate alternative minimum federal taxes and state taxes of approximately $250,000.

Under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense.  As of March 31, 2009, we have not recorded any interest and penalty expense.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2009 AND 2008 IS UNAUDITED)

8.	Fair Value Measurements

SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. On January 1, 2009, we adopted FASB Financial Staff Position (“FSP”) SFAS No. 157-2, "Effective Date of FASB Statement No. 157" (“FSP SFAS 157-2”), which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP SFAS 157-2 did not have a material impact to our financial statements. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$43,480	$43,480	$—	$—
Available-for-sale investments	26,774	—	26,774	—
Total	$70,254	$43,480	$26,774	$—

The fair value of our available-for-sale investments included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

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

Please refer to the risk factors under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2008 as well as those described elsewhere in our public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Stamps.com, NetStamps, PhotoStamps, Hidden Postage, Stamps.com Internet postage and the Stamps.com logo are our trademarks.  This report also references trademarks of other entities.

 SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $240 million and $150 million, respectively, with potential value of up to $95 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of March 31, 2009 we were at approximately a 32% level compared with the 50% level that would trigger impairment of our NOL asset.

During the second quarter of 2008, we received shareholder approval to amend our articles of incorporation in order to protect our NOL asset (the “NOL Protective Measures”), and those measures are now in effect. Under the NOL Protective Measures there is no change to the way that existing Stamps.com shares are held or traded, but any person, company or investment firm that wishes to become a “5% shareholder” of Stamps.com must first obtain a waiver from our board of directors. In addition, any person, company or investment firm that is already a “5% shareholder” of Stamps.com cannot make any additional purchases of Stamps.com stock without a waiver from our board of directors.  Full details of the NOL Protective Measures are contained in our Definitive Proxy filed with the Securities Exchange Commission on April 2, 2008.

As of April 30, 2009, we had approximately 16,302,000 shares outstanding, and therefore ownership of approximately 815,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 650,000 shares contact us before doing so.

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999.

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

Recent Accounting Pronouncements

In April 2009, FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”).  FSP SFAS 157-4 provides guidelines for (1) estimating fair value in accordance with SFAS No. 157, “Fair Value Measurement”, when the volume and level of activity for an asset or liability have significantly decreased and (2) identifying circumstances indicating that a transaction is not an orderly one. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009.  The adoption of FSP SFAS 157-4 will not have a material impact to our financial statements.

In April 2009, FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”).  FSP SFAS 115-2 and SFAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods after March 15, 2009.  The adoption of FSP SFAS 115-2 and SFAS 124-2 will not have a material impact to our financial statements.

In April 2009, FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends the required disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and the required disclosures in summarized financial information at interim reporting periods.  FSP SFAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods after March 15, 2009.  The adoption of FSP SFAS 107-1 and APB 28-1 will not have a material impact to our financial statements.

Results of Operations

Total revenue in the first quarter of 2009 was $20.0 million, a decrease of 5% from $21.1 million in the first quarter of 2008. PC Postage revenue, including service revenue, product revenue and insurance revenue, in the first quarter of 2009 was $18.3 million, an increase of 1% compared to $18.1 million in the first quarter of 2008. PhotoStamps revenue in the first quarter of 2009 was $1.7 million, a decrease of 43% compared to $3.0 million in the first quarter of 2008.

The PC Postage marketing channels we use to acquire customers include partnerships, online advertising, affiliate channel, direct mail, traditional media advertising, enhanced promotion online channel and others.  We look at our enhanced promotion channel separately from our non-enhanced promotion channels. In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion directly to the customer in order to get the customer to try our service. Although our enhanced promotion channel is characterized by lower customer acquisition costs than our other channels, its customer attrition rates are higher. In recent periods, we have decided to decrease our marketing investment in that channel and increase investments in our non-enhanced promotion marketing channels.

As a result, we estimate that PC Postage revenue for customers acquired through our enhanced promotion channel for the first quarter of 2009 was $1.8 million, a decrease of 29% from $2.5 million in the first quarter of 2008.  We estimate that PC Postage revenue for customers acquired through our non-enhanced promotion channels for the first quarter of 2009 was $16.6 million, an increase of 6% from $15.6 million in the first quarter of 2008.

We define paid customers as ones from whom we successfully collected service fees at least once during the quarter. Total number of paid customers originally acquired through our non-enhanced promotion channels during the first quarter of 2009 was approximately 321,000, an increase of 5% from 305,000 in the first quarter of 2008.

We believe that the increase in paid customers in the first quarter of 2009 was attributable to our increased customer acquisition spending.  For customers originally acquired through our non-enhanced promotion channels, our average subscriber related monthly revenue per paid customer in the first quarter of 2009 was $17.18 compared to $17.00 in the first quarter of 2008.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Total Revenues:
Service	76%	72%
Product	13%	12%
Insurance	2%	2%
PhotoStamps	9%	14%
Total revenues	100%	100%
Cost of revenues:
Service	15%	13%
Product	5%	4%
Insurance	1%	1%
PhotoStamps	6%	10%
Total cost of revenues	27%	28%
Gross profit	73%	72%
Operating expenses:
Sales and marketing	40%	41%
Research and development	11%	9%
General and administrative	16%	19%
Total operating expensesTotal operating expenses	67%	69%
Income from operations	6%	3%
Other income, net	2%	5%
Income before income taxes	8%	8%
Provision (benefit) for income taxes	1%	(17%)
Net income	6%	25%

Revenue

Our revenue is derived primarily from four sources: (1) service fees charged to customers for use of our PC Postage service; (2) product sales consisting of Supplies Store revenue from the direct sale of consumables and supplies (3) insurance revenue from our branded insurance offering; and (4) PhotoStamps revenue from our PhotoStamps business. Total revenue decreased 5% to $20.0 million in the first quarter of 2009 from $21.1 million in the first quarter of 2008.

Service revenue increased 1% to $15.3 million in the first quarter of 2009 from $15.2 million in the first quarter of 2008. The increase in service revenue is primarily due to the increase in our successfully billed customers as a result of the growth in our customer base.  The 1% increase in service revenue consisted of a 7% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 30% decrease in service revenue from customers acquired through our enhanced promotion channel.  As a percentage of total revenue, service revenue increased approximately four percentage points to 76% in the first quarter of 2009 from 72% in the first quarter of 2008, primarily as a result of the decrease in revenue from our PhotoStamps product.

Product revenue increased 5% to $2.6 million in the first quarter of 2009 from $2.5 million in the first quarter of 2008. The increase in product revenue was attributable to growth in the number of orders, partially offset by a decline in the average revenue per order.  The increase in product revenue consisted of a 5.3% increase in store orders shipped.  Average revenue per order decreased 0.6% from $40.06 per order during the first quarter of 2008 to $39.84 during the first quarter of 2009.  The increase in store orders shipped was primarily attributable to an increase in our paid customer base.  As a percentage of total revenue, product revenue increased approximately one percentage point to 13% in the first quarter of 2009 from 12% in the first quarter of 2008.

Insurance revenue increased 4% to $404,000 in the first quarter of 2009 from $388,000 in the first quarter of 2008.  The increase in insurance revenue consisted of a 1% increase in insurance transactions and a 3% increase in average revenue per insurance transaction.  The increase in insurance transactions was primarily attributable to an increase in our paid customer base and the increase in average revenue per transactions was primarily attributable to an increase in the average declared value per package.  As a percentage of total revenue, insurance revenue was 2% in each of the first quarter of 2009 and the first quarter of 2008.

PhotoStamps revenue decreased 43% to $1.7 million in the first quarter of 2009 from $3.0 million in the first quarter of 2008.  The decrease in revenue was primarily attributable to a decrease in the number of sheets shipped.  We shipped approximately 104,000 PhotoStamps sheets during the first quarter of 2009, a 41% decrease compared to the 178,000 shipped in the first quarter of 2008.  Average revenue per sheet shipped for the first quarter of 2009 was $16.45, a 3% decrease compared to $16.91 for the first quarter of 2008.  We believe the decrease in PhotoStamps sheets shipped was primarily attributable to the weaker general economy, lower high volume business orders and our reduction in PhotoStamps consumer sales and marketing spending.  As a percentage of total revenue, PhotoStamps revenue decreased approximately five percentage points to 9% in the first quarter of 2009 from 14% in the first quarter of 2008.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue decreased 8% in the first quarter of 2009 to $5.4 million from $5.9 million in the first quarter of 2008.  As a percentage of total revenue, cost of revenue decreased one percentage point to 27% in the first quarter of 2009 compared to 28% in the first quarter of 2008.

Cost of service revenue increased 10% to $3.0 million in the first quarter of 2009 from $2.7 million in the first quarter of 2008. The increase in cost of service revenue is primarily attributable to higher customer support related expenses resulting from expanding our support personnel and increased costs related to our retention program aimed at retaining customers who call to cancel their service. Promotional expenses, which include free postage and a free digital scale offered to new customers, are included in cost of service revenue.  Promotional expenses were approximately $361,000 and $464,000 during the first quarter of 2009 and the first quarter of 2008, respectively.  The decrease in promotional expense is primarily attributable to a change in our estimate of future coupon redemptions made during 2008.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period.  As a percentage of total revenue, cost of service revenue increased approximately two percentage points to 15% in the first quarter of 2009 compared to 13% in the first quarter of 2008.

Cost of product revenue increased 7% to $945,000 in the first quarter of 2009 from $880,000 in the first quarter of 2008. The increase in cost of product revenue was primarily attributable to the increase in store sales and higher fulfillment costs in the first quarter of 2009 compared with the first quarter of 2008. As a percentage of total revenue, cost of product revenue increased one percentage point to 5% in the first quarter of 2009 from 4% in the first quarter of 2008.

Cost of insurance revenue increased 4% to $125,000 in the first quarter of 2009 from $120,000 in the first quarter of 2008. The increase in cost of insurance revenue was attributable to both an increase in the number of insurance transactions and an increase in the average cost per insurance transaction.  As a percentage of total revenue, cost of insurance revenue was unchanged at 1% in the first quarter of 2009 and the first quarter of 2008.

Cost of PhotoStamps revenue decreased 39% to $1.3 million in the first quarter of 2009 from $2.1 million in the first quarter of 2008, corresponding to the decrease in PhotoStamps revenue.  Additionally, the gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue.  As a percentage of total revenue, cost of PhotoStamps revenue decreased approximately four percentage points to 6% in the first quarter of 2009 from 10% in the first quarter of 2008.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense decreased 6% to $8.1 million in the first quarter of 2009 from $8.6 million in the first quarter of 2008. As a percentage of total revenue, sales and marketing expense decreased approximately one percentage point to 40% in the first quarter of 2009 from 41% in the first quarter of 2008.  The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to a decrease in enhanced promotion marketing program expenditures and a decrease in marketing expenditures related to PhotoStamps, partially offset by an increase in marketing program expenditures relating to the acquisition of customers outside the enhanced promotion channel for our PC Postage business. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software used in development and expenditures for consulting services and third party software. Research and development expense increased 15% to $2.2 million in the first quarter of 2009 from $1.9 million in the first quarter of 2008.  The increase is mainly attributable to increased headcount related expenses.  As a percentage of total revenue, research and development expense increased two percentage points to 11% in the first quarter of 2009 from 9% in the first quarter of 2008.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets.  General and administrative expense decreased 17% to $3.3 million in the first quarter of 2009 from $3.9 million in the first quarter of 2008. As a percentage of total revenue, general and administrative expense decreased approximately three percentage points to 16% in the first quarter of 2009 from 19% in the first quarter of 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily attributable to the following factors: (1) a decrease in legal expenses relating to existing litigation, (2) a $445,000 asset write-off of packaging material primarily relating to PhotoStamps that we incurred in the first quarter of 2008 and (3) decreased amortization expense related to the completion of our E-Stamp patent amortization schedule in the second quarter of 2008.

Other Income, Net

Other income, net primarily consists of interest income from cash equivalents, short-term investments and long-term investments. Other income, net decreased 62% to $357,000 in the first quarter of 2009 from $938,000 in the first quarter of 2008. As a percentage of total revenue, other income, net decreased approximately three percentage points to 2% in the first quarter of 2009 compared to 5% in the first quarter of 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily from lower interest income resulting from lower interest rates and lower investment balances, as we sold certain investments and used the cash to repurchase shares of our common stock.

Liquidity and Capital Resources

As of March 31, 2009 and December 31, 2008 we had approximately $70 million and $74 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and government and agency bonds, and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our corporate headquarters with aggregate lease payments of approximately $4 million through March 2010.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Net cash provided by operating activities was $3.2 million and $4.3 million during the three months ended March 31, 2009 and 2008, respectively.  The decrease in net cash provided by operating activities is primarily attributable to the decrease in PhotoStamps gross profit and lower interest income.

Net cash used in investing activities was $5.5 million during the three months ended March 31, 2009.  Net cash provided by investing activities was 7.8 million during the three months ended March 31, 2008. The increase in net cash used in investing activities is primarily due to the purchase of long-term investment securities.

Net cash used in financing activities was $6.7 million and $4.3 million during the three months ended March 31, 2009 and 2008, respectively. The increase is mainly due to cash used to fund our stock repurchase program.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for the foreseeable future.

Critical Accounting Policies

General

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

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with duration of 235 days at March 31, 2009. Our cash equivalents and investments, net of restricted cash, approximated $70 million and had a related weighted average interest rate of approximately 2.2%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10 % increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

As we do not have any operations outside of the United States, we are not exposed to foreign currency risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

During the quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in several purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act and the Exchange Act in connection with our initial public offering and a secondary offering of our common stock.  Plaintiffs seek damages and statutory compensation, including interest, costs and expenses (including attorneys' fees).  In 2003, we reached a proposed settlement that would not have required us to make any payments, which was ultimately terminated in 2007 after the U.S. Court of Appeals for the Second Circuit determined that the class could not be certified as defined.  Plaintiffs filed an amended complaint and proposed an alternative class definition in related litigation.  In 2009, we approved a new proposed settlement which has been documented and filed with the court for its review and approval.  As with our previously proposed settlement, this proposed settlement would not require us to make any payments.

We are subject to various other routine legal proceedings and claims incidental to our business, or that involve primarily a claim for damages that does not exceed 10% of our consolidated assets. We believe that the ultimate results from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of common stock during the quarter ended March 31, 2008.

Issuer Purchases of Equity Securities

During the first quarter of 2009, we purchased our common stock as described in the following table:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
January 1, 2009 – January 31, 2009	252,000	$8.28	252,000	$11,000
February 1, 2009 – February 28, 2009	361,000	$8.25	361,000	$17,000
March 1, 2009 – March 31, 2009	220,000	$8.26	220,000	$15,000

On July 16, 2008, our board of directors approved a repurchase program covering a maximum of 2,000,000 shares to be repurchased no later than February 15, 2009. On October 16, 2008, this repurchase program had been amended to authorize a maximum total of 3,000,000 shares to be repurchased no later than February 15, 2009. On November 21, 2008, this repurchase program was further amended authorizing a maximum total of 3,800,000 shares to be repurchased no later than February 15, 2009. On February 5, 2009, our board of directors approved an additional share repurchase program authorizing us to purchase up to 2,500,000 shares of our stock over the next six months as market and business conditions warrant.

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

STAMPS.COM INC. (Registrant)

May 8, 2009	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

May 8, 2009	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer