Form 10-Q
period 2009-06-30
STAMPS.COM INC
filed 2009-08-07
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were approximately 16,139,000 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,112	$52,576
Restricted cash	554	554
Short-term investments	940	16,235
Trade accounts receivable, net	2,936	2,962
Other accounts receivable	494	1,201
Other current assets	3,791	4,426
Total current assets	52,827	77,954

Property and equipment, net	2,608	3,086
Intangible assets, net	500	505
Long-term investments	24,636	4,694
Deferred income taxes.	3,671	3,671
Other assets	3,028	3,348

Total assets	$87,270	$93,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,195	$11,174
Deferred revenue	3,422	3,743
Total current liabilities	12,617	14,917

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2009 and 2008
Issued shares: 24,399 in 2009 and 24,368 in 2008
Outstanding shares: 16,233 in 2009 and 17,242 in 2008	47	47
Additional paid-in capital	628,647	626,810
Accumulated deficit	(454,117)	(456,391)
Treasury stock, at cost, 8,166 shares in 2009 and 7,126 shares in 2008	(99,238)	(90,613)
Accumulated other comprehensive loss	(686)	(1,512)
Total stockholders’ equity	74,653	78,341
Total liabilities and stockholders’ equity	$87,270	$93,258

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Service	$15,207	$15,577	$30,521	$30,774
Product	2,580	2,583	5,197	5,066
Insurance	395	377	799	765
PhotoStamps	1,995	2,873	3,708	5,877
Other	5	—	5	—
Total revenues	20,182	21,410	40,230	42,482
Cost of revenues:
Service	2,872	2,262	5,880	5,004
Product	1,030	948	1,975	1,828
Insurance	123	119	248	239
PhotoStamps	1,521	2,092	2,821	4,219
Total cost of revenues	5,546	5,421	10,924	11,290
Gross profit	14,636	15,989	29,306	31,192
Operating expenses:
Sales and marketing	8,227	8,780	16,291	17,403
Research and development	2,199	2,102	4,426	4,045
General and administrative	3,306	4,457	6,570	8,400
Total operating expenses	13,732	15,339	27,287	29,848
Income from operations	904	650	2,019	1,344
Other income:
Interest income	232	736	589	1,653
Other income	—	—	—	21
Total other income	232	736	589	1,674
Income before income taxes	1,136	1,386	2,608	3,018
Provision (benefit) for income taxes	84	80	334	(3,486)
Net income	$1,052	$1,306	$2,274	$6,504

Net income per share
Basic	$0.06	$0.07	$0.14	$0.33
Diluted	$0.06	$0.07	$0.14	$0.33
Weighted average shares outstanding
Basic	16,301	19,382	16,581	19,553
Diluted	16,427	19,712	16,709	19,831

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$2,274	$6,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	639	1,208
Stock-based compensation expense	1,612	1,682
Deferred income tax	—	(3,671)
Changes in operating assets and liabilities:
Trade accounts receivable	26	(435)
Other accounts receivable	707	708
Other current assets	635	(562)
Other assets	320	(806)
Deferred revenue	(321)	(210)
Accounts payable and accrued expenses	(1,979)	1,132
Net cash provided by operating activities	3,913	5,550

Investing activities:
Sale of short-term investments	15,329	19,125
Purchase of short-term investments	—	(21,536)
Sale of long-term investments	1,274	19,541
Purchase of long-term investments	(20,424)	(6,445)
Purchase of property and equipment	(156)	(328)
Net cash (used in) provided by investing activities	(3,977)	10,357

Financing activities:
Proceeds from exercise of stock options	82	171
Issuance of common stock under ESPP	143	168
Repurchase of common stock	(8,625)	(4,500)
Net cash used in financing activities	(8,400)	(4,161)
Net (decrease) increase in cash and cash equivalents	(8,464)	11,746
Cash and cash equivalents at beginning of period	52,576	43,667

Cash and cash equivalents at end of period	$44,112	$55,413

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2009 AND 2008 IS UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

We prepared the financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“US”) generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual report on Form 10-K.

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Subsequent Events

We have evaluated subsequent events and transactions through August 7, 2009, which is the date these financial statements were issued. No material subsequent events or transactions have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Revenue Recognition

We recognize revenue from product sales or services rendered, as well as commissions from the advertising or sale of products by third party vendors to our customer base, when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Service revenue is based on monthly convenience fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of our products, including PhotoStamps, to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience.  Commissions from the advertising or sale of products by third party vendors to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers who purchase postage for use through our NetStamps, shipping label or mailing features, pay face value, and the funds are transferred directly from the customers to the United States Postal Service (“USPS”). We do not recognize revenue for this postage as it is purchased by our customers directly from the USPS.   PhotoStamps revenue includes the price of postage.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2009 AND 2008 IS UNAUDITED)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$1,052	$1,306	$2,274	$6,504

Basic - weighted average common shares	16,301	19,382	16,581	19,553
Diluted effect of common stock equivalents	126	330	128	278
Diluted - weighted average common shares	16,427	19,712	16,709	19,831

Earnings per share:
Basic	$0.06	$0.07	$0.14	$0.33
Diluted	$0.06	$0.07	$0.14	$0.33

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2009 AND 2008 IS UNAUDITED)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Anti-dilutive stock option shares	2,723	2,200	2,735	2,226

4.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized under SFAS 123R for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense relating to:
Employee and director stock options	$819	$903	$1,587	$1,652
Employee stock purchases	—	—	25	30
Total stock-based compensation expense	$819	$903	$1,612	$1,682

Stock-based compensation expense relating to:
Cost of revenues	$69	$69	$140	$144
Sales and marketing	198	172	389	348
Research and development	164	146	328	298
General and administrative	388	516	755	892
Total stock-based compensation expense	$819	$903	$1,612	$1,682

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2009 AND 2008 IS UNAUDITED)

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.20%	3.06%	1.99%	2.93%
Expected volatility	53%	51%	53%	51%
Expected life (in years)	4.5	5	4.5	5
Expected forfeiture rate	20%	16%	20%	16%

5.	Intangible Assets

Our intangible assets consist of patents, trademarks and other intellectual property with a gross carrying value of approximately $8.3 million and accumulated amortization of approximately $7.8 million as of each of June 30, 2009 and December 31, 2008. The expected useful lives of our amortizable intangible assets range from 4 to 17 years. During 2008, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2008 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2008. Aggregate amortization expense on patents and trademarks was approximately $2,000 and $5,000 for the three and six months ended June 30, 2009, respectively, and $92,000 and $362,000 for the three and six months ended June 30, 2008, respectively.

6.	Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$1,052	$1,306	$2,274	$6,504
Unrealized gain (loss) on investments	989	(187)	826	(505)
Comprehensive income	$2,041	$1,119	$3,100	$5,999

7.	Income Taxes

During the three and six months ended June 30, 2009, our income tax expense consisted of alternative minimum federal tax and state income tax. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of federal net operating losses (“NOLs”) to offset current federal tax expense. A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria in accordance with SFAS No. 109, “Accounting for Income Taxes.” During the first quarter of 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $3.7 million. During the first quarter of 2009, we re-evaluated our future operating income projections and determined that the realization of our net deferred tax asset continue to be more likely than not.  In making such determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income.  We continue to maintain a valuation allowance for the remainder of our deferred tax assets. In September 2008 the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense. As a result of not being able to use our state NOLs, we incurred approximately $51,000 and $258,000 of additional California state income tax expense during the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2009, we recorded a current tax provision for corporate alternative minimum federal taxes and state taxes of approximately $84,000 and $334,000, respectively.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2009 AND 2008 IS UNAUDITED)

Under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense.  As of June 30, 2009, we have not recorded any interest and penalty expense.

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

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$44,112	$44,112	$—	$—
Available-for-sale debt securities	26,130	—	26,130	—
Total	$70,242	$44,112	$26,130	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2009 AND 2008 IS UNAUDITED)

8.	Cash, Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at June 30, 2009 and December 31, 2008.  On April 1, 2009, we adopted FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”) and FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 107-1 and APB 28-1 amends the required disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and the required disclosures in summarized financial information at interim reporting periods. FSP SFAS 115-2 and SFAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All investments are classified as available for sale and are recorded at market value using the specific identification method. Unrealized gains and losses are included as a separate component of stockholders' equity. We have twelve securities with a total fair value of approximately $6.9 million that has unrealized loss of approximately $811,000 as of June 30, 2009. Realized gains and losses are reflected in other income. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized gain	$0.5	$1.5	$36.0	$6.4
Realized loss	(0.1)	(0.2)	(5.0)	(20.3)
Net realized gain (loss)	$0.4	$1.3	$31.0	$(13.9)

Other-than-temporary impairment (“OTTI”) is recorded when the fair value of our available for sale securities is less than historical cost, and it is probable that all contractual cash flows will not be collected. We evaluate for OTTI on at least a quarterly basis and as of the three and six months ended June 30, 2009, we did not incur any OTTI. In conducting this assessment, we evaluated a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2009 AND 2008 IS UNAUDITED)

The following table summarizes our cash, cash equivalents, restricted cash and investments as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$4,456	$-	$-	$4,456
Money market	39,656	-	-	39,656
Cash and cash equivalents	44,112	-	-	44,112
Restricted cash:
Corporate notes and bonds	554	-	-	554
Restricted cash	554	-	-	554
Short-term investments:
Corporate notes and bonds	958	6	(24)	940
Short-term investments	958	6	(24)	940
Long-term investments:
Corporate bonds and asset backed securities	25,304	119	(787)	24,636
Long-term investments	25,304	119	(787)	24,636
Cash and equivalents, restricted cash and investments	$70,928	125	(811)	$70,242

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$6,762	$-	$-	$6,762
Money market	45,814	-	-	45,814
Cash and cash equivalents	52,576	-	-	52,576
Restricted cash:
Corporate notes and bonds	554	-	-	554
Restricted cash	554	-	-	554
Short-term investments:
Corporate notes and bonds	14,285	-	(48)	14,237
U.S. Government and agency securities	2,002	-	(4)	1,998
Short-term investments	16,287	-	(52)	16,235
Long-term investments:
Corporate bonds and asset backed securities	6,154	-	(1,460)	4,694
Long-term investments	6,154	-	(1,460)	4,694
Cash and equivalents, restricted cash and investments	$75,571	-	(1,512)	$74,059

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2009 AND 2008 IS UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of June 30, 2009 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,512	$1,494
Due after one year through five years	23,293	22,908
Due after five years through ten years	2,011	1,728
Total	$26,816	$26,130

Total restricted cash of approximately $554,000 as of June 30, 2009 and December 31, 2008 is related to a letter of credit for a facility leased by us under a lease that will expire in February 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”),  and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, us.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

 SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $236 million and $150 million, respectively, with potential value of up to $94 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of June 30, 2009 we were at approximately a 28% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person, company or investment firm that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) of Stamps.com must first obtain a waiver from our board of directors. In addition, any person, company or investment firm that is already a “5% shareholder” of Stamps.com cannot make any additional purchases of Stamps.com stock without a waiver from our board of directors.  Full details of the NOL Protective Measures are contained in our Definitive Proxy filed with the Securities Exchange Commission on April 2, 2008.

As of July 31, 2009, we had approximately 16,139,000 shares outstanding, and therefore ownership of approximately 807,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 650,000 shares contact us before doing so.

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

Our Services and Products

We offer the following products and services to our customers:

PC Postage Service

Our USPS-approved PC Postage service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS and international mail classes. Customers can also add USPS Special Services such as Delivery ConfirmationTM, Signature ConfirmationTM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. After installing our free software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the USPS’s account. Currently the majority of new customers signing up for our service pay a monthly convenience fee ranging from $15.99 to $34.99.

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

PhotoStamps®

PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can now create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. In May 2009 our PhotoStamps product successfully completed its market test and is no longer in market test status. We do not include our PhotoStamps business when we refer to our PC Postage business.

Mailing & Shipping Supplies Store

Our Mailing & Shipping Supplies Store (our “Supplies Store”) is available to our customers from within our PC Postage software and sells NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, OEM and private label inkjet and laser toner cartridges, scales, and other mailing and shipping-focused office supplies. Our Supplies Store features a store catalog, same day shipping capabilities, messaging of our free or discounted shipping promotions, cross sell during checkout, product search capabilities, and expedited and rush shipping options.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends the required disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and the required disclosures in summarized financial information at interim reporting periods.  FSP SFAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods after March 15, 2009.  The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments (“FSP SFAS 115-2 and SFAS 124-2”).  FSP SFAS 115-2 and SFAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods after March 15, 2009.  The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”).  FSP SFAS 157-4 provides guidelines for (1) estimating fair value in accordance with SFAS No. 157, “Fair Value Measurement”, when the volume and level of activity for an asset or liability have significantly decreased and (2) identifying circumstances indicating that a transaction is not an orderly one. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009.  The adoption of FSP SFAS 157-4 did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. We adopted SFAS No. 165 for the quarter ending June 30, 2009 and its adoption did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and becomes the source of authoritative US generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  SFAS No. 168 is effective for financial statements issued for interim and annual reports ending after September 15, 2009. The adoption of SFAS No. 168 will not have a material impact on our financial statements.

Results of Operations

Total revenue was $20.2 million during the second quarter of 2009, a decrease of 6% from $21.4 million in the second quarter of 2008. Total revenue during the six months ended June 30, 2009 was $40.2 million, a decrease of 5% from $42.5 million during the six months ended June 30, 2008. PC Postage subscriber related revenue, including service revenue, product revenue and insurance revenue in the second quarter of 2009 was $18.2 million, a decrease of 2% from $18.5 million in the second quarter of 2008, and was $36.5 million in the six months ended June 30, 2009, a change of less than 1% from $36.6 million in the six months ended June 30, 2008. PhotoStamps revenue in the second quarter of 2009 was $2.0 million, a decrease of 31% from $2.9 million in the second quarter of 2008, and was $3.7 million in the six months ended June 30, 2009, a decrease of 37% from $5.9 million in the six months ended June 30, 2008.

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising, enhanced promotion online channel, and others. In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service. Because our enhanced promotion channel is characterized by higher customer attrition rates and lower customer acquisition costs than our other channels, we decided in the first quarter of 2008 to shift our marketing strategy and customer acquisition spending to focus on our non-enhanced promotion channels.

Primarily as a result of this decision, we estimate that while subscriber related revenue for customers acquired through our non-enhanced promotion channels in the second quarter of 2009 was $16.6 million, an increase of 3% from $16.1 million in the second quarter of 2008, and was $33.2 million in the six months ended June 30, 2009, an increase of 5% from $31.7 million in the six months ended June 30, 2008, subscriber related revenue for customers acquired through our enhanced promotion channel in the second quarter of 2009 was $1.5 million, a decrease of 36% from $2.4 million in the second quarter of 2008, and was $3.3 million in the six months ended June 30, 2009, a decrease of 32% from $4.9 million in the six months ended June 30, 2008.

We define paid customers as ones from whom we successfully collected service fees at least once during the quarter. Total number of paid customers originally acquired through our non-enhanced promotion channels in the second quarter of 2009 was 317,000, an increase of 1% from 314,000 in the second quarter of 2008.

We believe that the slight increase in paid customers in the second quarter of 2009 was attributable to our increased customer acquisition spending on our non-enhanced promotional channels. For customers originally acquired through our non-enhanced promotion channels, our average subscriber related monthly revenue per paid customer in the second quarter of 2009 was $17.50, an increase of 2% from $17.14 in the second quarter of 2008. This increase is primarily attributable to more customers on higher priced subscription plans.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total Revenues
Service	75.3%	72.8%	75.9%	72.5%
Product	12.8%	12.0%	12.9%	11.9%
Insurance	2.0%	1.8%	2.0%	1.8%
PhotoStamps	9.9%	13.4%	9.2%	13.8%
Other	0.0%	0.0%	0.0%	0.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Service	14.2%	10.6%	14.6%	11.8%
Product	5.1%	4.4%	4.9%	4.3%
Insurance	0.6%	0.6%	0.6%	0.6%
PhotoStamps	7.5%	9.8%	7.0%	9.9%
Total cost of revenues	27.4%	25.4%	27.1%	26.6%
Gross profit	72.6%	74.6%	72.9%	73.4%
Operating expenses:
Sales and marketing	40.8%	41.0%	40.5%	41.0%
Research and development	10.9%	9.8%	11.0%	9.5%
General and administrative	16.4%	20.8%	16.3%	19.8%
Total operating expenses	68.1%	71.6%	67.8%	70.3%
Income from operations	4.5%	3.0%	5.1%	3.1%
Other income (expense), net	1.1%	3.4%	1.5%	3.9%
Income before income taxes	5.6%	6.4%	6.6%	7.0%
Income tax expense (benefit)	0.4%	0.4%	0.8%	(8.2%)
Net income	5.2%	6.0%	5.8%	15.2%

Revenue

Our revenue is derived primarily from five sources: (1) service fees charged to customers for use of our PC Postage service; (2) product revenue from the direct sale of consumables and supplies through our Supplies Store; (3) insurance revenue from our branded insurance offering; (4) PhotoStamps revenue from our PhotoStamps business; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers.

Service revenue decreased 2% to $15.2 million in the second quarter of 2009 from $15.6 million in the second quarter of 2008 and decreased 1% to $30.5 million in the six months ended June 30, 2009 from $30.8 million in the six months ended June 30, 2008. These decreases in service revenue were primarily due to a strategic reduction in marketing spending on our enhanced promotion channel. As noted above, the decrease during the second quarter consisted of a 36% decrease in service fee revenue from customers acquired through our enhanced promotional channels and a 4% increase in service fee revenue from customers acquired through our non-enhanced promotional channels. As a percentage of total revenue, service revenue increased two percentage points to 75% in the second quarter of 2009 from 73% in the second quarter of 2008 and increased four percentage points to 76% in the six months ended June 30, 2009 from 72% in the six months ended June 30, 2008, primarily as a result of the decrease in revenue from our PhotoStamps product.

Product revenue was $2.6 million in both the second quarter of 2009 and 2008, and increased 3% to $5.2 million in the six months ended June 30, 2009 from $5.1 million in the six months ended June 30, 2008. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; (3) the additional SKUs we added to our Supplies Store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the second quarter of 2009 was $83 million, an 8% increase from the $77 million printed during the second quarter of 2008. As a percentage of total revenue, product revenue increased one percentage point to 13% both in the second quarter of 2009 and the six months ended June 30, 2009 from 12% in the second quarter of 2008 and the six months ended June 30, 2008.

Insurance revenue increased 5% to $395,000 in the second quarter of 2009 from $377,000 in the second quarter of 2008 and increased 4% to $799,000 in the six months ended June 30, 2009 from $765,000 in the six months ended June 30, 2008, primarily as a result of an increase in the average of the dollar value insured per transaction. As a percentage of total revenue, insurance revenue remained at 2% during each of the second quarter of 2009 and 2008 and the six months ended June 30, 2009 and 2008.

As previously announced, we reduced our PhotoStamps sales and marketing spending in the second quarter of 2009 compared with the second quarter of 2008 and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to improve profitability in that business.  The reduction has resulted in, and we expect that the reduction will continue to result in, lower PhotoStamps revenue.  Accordingly, PhotoStamps revenue decreased 31% to $2.0 million in the second quarter of 2009 from $2.9 million in the second quarter of 2008 and decreased 37% to $3.7 million in the six months ended June 30, 2009 from $5.9 million in the six months ended June 30, 2008. As a percentage of total revenue, PhotoStamps revenue decreased three percentage points to 10% in the second quarter of 2009 from 13% in the second quarter of 2008 and decreased five percentage points to 9% in the six months ended June 30, 2009 from 14% in the six months ended June 30, 2008. Total PhotoStamps sheets shipped during the second quarter of 2009 was approximately 118,000, a 31% decrease compared to 171,000 in the second quarter of 2008. Average revenue per sheet shipped in the second quarter of 2009 was $16.92 compared to $16.83 in the second quarter of 2008.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was $5,000 both in the second quarter of 2009 and the six months ended June 30, 2009 compared to $0 in the second quarter of 2008 and the six months ended June 30, 2008. Commission revenue is currently not material to our financial statements.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue increased 2% to $5.5 million in the second quarter of 2009 from $5.4 million in the second quarter of 2008 and decreased 3% to $10.9 million in the six months ended June 30, 2009 from $11.3 million in the six months ended June 30, 2008. As a percentage of total revenue, total cost of revenue increased two percentage points to 27% in the second quarter of 2009 from 25% in the second quarter of 2008 and was unchanged at 27% in the six months ended June 30, 2009 and June 30, 2008.

Cost of service revenue increased 27% to $2.9 million in the second quarter of 2009 from $2.3 million in the second quarter 2008. The increase during the quarter is primarily attributable to a change in our assumption of future coupon redemptions relating to our promotional expense, which provided a one-time benefit during the second quarter of 2008 of approximately $266,000 compared to an expense of $363,000 in the second quarter of 2009. Cost of service revenue increased 18% to $5.9 million in the six months ended June 30, 2009 from $5.0 million in the six months ended June 30, 2008. This increase is primarily attributable to the promotion benefit discussed above and higher customer support related expenses from expanding our support personnel and increased costs related to our retention program aimed at retaining customers who call to cancel their service. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period.  Promotional expense was $723,000 and $199,000 in the six months ended June 30, 2009 and 2008, respectively. As a percentage of total revenue, cost of service revenue increased three percentage points to 14% in the second quarter of 2009 from 11% the second quarter of 2008 and increase three percentage points to 15% in the six months ended June 30, 2009 from 12% in the six months ended June 30, 2008.

Cost of product revenue increased 9% to $1.0 million in the second quarter of 2009 from $948,000 in the second quarter of 2008 and increased 8% to $2.0 million in the six months ended June 30, 2009 from $1.8 million in the six months ended June 30, 2008. As a percentage of total revenue, cost of product revenue increased one percentage point to 5% in the three and six months ended June 30, 2009 from 4% in the three and six months ended June 30, 2008. The increase, on an absolute basis, is mainly attributable to the increase in fulfillment cost as we added east coast fulfillment to reduce delivery times. See “Product Revenue” in Results of Operation above for further discussion.

Cost of insurance revenue increased 3% to $123,000 in the second quarter of 2009 from $119,000 in the second quarter of 2008 and increased 4% to $248,000 in the six months ended June 30, 2009 from $239,000 in the six months ended June 30, 2008. The increase is mainly attributable to the increase in insurance sales as a result of the increase in the average of the dollar value insured per transaction. As a percentage of total revenue, cost of insurance revenue was unchanged at 1% in the three and six months ended June 30, 2009 and 2008.

Cost of PhotoStamps revenue decreased 27% to $1.5 million in the second quarter of 2009 from $2.1 million in the second quarter of 2008 and decreased 33% to $2.8 million in the six months ended June 30, 2009 from $4.2 million in the six months ended June 30, 2008, corresponding to the decrease in PhotoStamps revenue. Additionally, the gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue decreased two percentage points to 8% in the second quarter of 2009 from 10% in second quarter of 2008 and decreased three percentage points to 7% in the six months ended June 30, 2009 from 10% in the six months ended June 30, 2008.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing and business development activities. Sales and marketing expense decreased 6% to $8.2 million in the second quarter of 2009 from $8.8 million in the second quarter 2008 and decreased 6% to $16.3 million in the six months ended June 30, 2009 from $17.4 million in the six months ended June 30, 2008. As a percentage of total revenue, sales and marketing expenses was 41% in the second quarter of 2009 and the second quarter of 2008 and decreased one percentage point to 40% in the six months ended June 30, 2009 from 41% in the six months ended June 30, 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to our decision to decrease our enhanced promotion marketing program expenditures and to decrease our marketing expenditures related to PhotoStamps, partially offset by an increase in marketing program expenditures relating to the acquisition of customers outside the enhanced promotion channel for our PC Postage business. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 5% to $2.2 million in the second quarter of 2009 from $2.1 million in the second quarter of 2008 and increased 9% to 4.4 million in the six months ended June 30, 2009 from $4.0 million in the six months ended June 30, 2008. These increases are primarily due to higher headcount related expenses as we continued to invest in the development and enhancement of our PC postage solutions. As a percentage of total revenue, research and development expense increased one percentage point to 11% in the second quarter of 2009 and the six months ended June 30, 2009 from 10% in the second quarter of 2008 and the six months ended June 30, 2008.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense decreased 26% to $3.3 million in the second quarter of 2009 from $4.5 million in the second quarter of 2008 and decreased 22% to $6.6 million in the six months ended June 30, 2009 from $8.4 million in the six months ended June 30, 2008. As a percentage of total revenue, general and administrative expense decreased five percentage points to 16% in the second quarter of 2009 from 21% in the second quarter of 2008 and decreased four percentage points to 16% in the six months ended June 30, 2009 from 20% in the six months ended June 30, 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to the decrease in legal expenses, as we incurred the cost of going to trial in the second quarter of 2008 in the Kara Technologies lawsuit. Additionally, we incurred a one-time litigation charge of $710,000 during the second quarter of 2008 relating to a lawsuit by Sterling Reality Organization Co. stemming from our iShip business which we divested in 2001.

Other Income, Net

Other income, net primarily consists of interest income from cash equivalents, short-term investments and long-term investments. Other income, net decreased 68% to $232,000 in the second quarter of 2009 from $736,000 in the second quarter of 2008 and decreased 65% to $589,000 in the six months ended June 30, 2009 from $1.7 million in the six months ended June 30, 2008. As a percentage of total revenue, other income, net decreased two percentage points to 1% in the second quarter of 2009 from 3% in the second quarter of 2008 and decreased three percentage points to approximately 1% in the six months ended June 30, 2009 from 4% in the six months ended June 30, 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower rates and lower investment balances, as we sold certain investments and used the cash to repurchase shares of our common stock.

Liquidity and Capital Resources

As of June 30, 2009 and December 31, 2008 we had approximately $70 million and $74 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and government and agency bonds, and do not engage in hedging or speculative activities.

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

Net cash provided by operating activities was $3.9 million and $5.6 million during the six months ended June 30, 2009 and 2008, respectively.  The decrease in net cash provided by operating activities is primarily attributable to the decrease in PhotoStamps gross profit and lower interest income.

Net cash used in investing activities was $4.0 million during the six months ended June 30, 2009.  Net cash provided by investing activities was $10.4 million during the six months ended June 30, 2008. The increase in net cash used in investing activities is primarily due to the purchase of long-term investment securities.

Net cash used in financing activities was $8.4 million and $4.2 million during the six months ended June 30, 2009 and 2008, respectively. The increase is mainly due to cash used to fund our stock repurchase program.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At June 30, 2009, our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with duration of 286 days. At June 30, 2009 our cash equivalents and investments, net of restricted cash, approximated $69.7 million and had a related weighted average interest rate of approximately 1.6%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10 % increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

 As we do not have any operations outside of the United States, we are not exposed to foreign currency risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. We seek an injunction, unspecified damages, and attorneys’ fees. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for a declaratory judgment that all eleven patents are invalid, unenforceable and not infringed. On November 10, 2008, we selected fifteen claims from eight of the patents to be the subject of the claim construction hearing and trial. The Court issued a claim construction order on June 15, 2009 and trial is scheduled to begin February 2, 2010.

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

In 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in several purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act and the Exchange Act in connection with our initial public offering and a secondary offering of our common stock.  Plaintiffs seek damages and statutory compensation, including interest, costs and expenses (including attorneys' fees).  In 2003, we reached a proposed settlement that would not have required us to make any payments, which was ultimately terminated in 2007 after the U.S. Court of Appeals for the Second Circuit determined that the class could not be certified as defined.  Plaintiffs filed an amended complaint and proposed an alternative class definition in related litigation.  In 2009, we approved a new proposed settlement. The proposed settlement, which would not require us to make any payments, was preliminarily approved by the court in June 2009 and is currently scheduled to be the subject of a fairness hearing in September 2009.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of common stock during the quarter ended June 30, 2008.

Issuer Purchases of Equity Securities

During the second quarter of 2009, we purchased our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
April 1, 2009 – April 30, 2009	131,000	$8.39	131,000	$14,000
May 1, 2009 – May 31, 2009	23,000	$8.47	23,000	$14,000
June 1, 2009 – June 30, 2009	54,000	$8.43	54,000	$14,000

On February 5, 2009, our board of directors approved a six month share repurchase program authorizing us to purchase up to 2,500,000 shares of our stock as market and business conditions warrant. This plan expires in August 2009. On July 23, 2009, our board of directors approved a new six month share repurchase program, authorizing us to purchase up to 2,500,000 shares of our stock effective upon the expiration of the current plan.

Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We will consider repurchasing stock under our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. We have no commitment to make any repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 25, 2009.  At that meeting, the following two proposals were submitted to a vote of our stockholders: (1) the election of two Class 1 directors (G. Bradford Jones and Lloyd I. Miller) to serve for a three-year term ending at our 2012 annual meeting of stockholders or until their successors are duly elected and qualified; and (2) the ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2009.

The following table sets forth the results of the voting:

Proposal 1	For	Withheld
Election of Directors:
G. Bradford Jones	12,530,472	1,451,668
Lloyd I. Miller	12,559,002	1,423,138

Proposal 2	For	Against	Abstain
Appointment of Ernst & Young LLP (auditors)	13,945,529	33,172	3,439

Each of the proposals set forth above received more than the required number of votes for approval and were therefore duly and validly approved by the stockholders.

The terms of office of the following directors continued after our annual meeting of stockholders:

Mohan P. Ananda and Kenneth McBride

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

STAMPS.COM INC.
(Registrant)

August 7, 2009	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

August 7, 2009	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer