Form 10-Q
period 2009-09-30
STAMPS.COM INC
filed 2009-11-06
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were approximately 15,781,000 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC.
BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,815	$52,576
Restricted cash	554	554
Short-term investments	2,443	16,235
Trade accounts receivable, net	2,806	2,962
Other accounts receivable	2,316	1,201
Other current assets	3,438	4,426
Total current assets	54,372	77,954

Property and equipment, net	2,358	3,086
Intangible assets, net	499	505
Long-term investments	24,066	4,694
Deferred income taxes.	3,671	3,671
Other assets	3,022	3,348

Total assets	$87,988	$93,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,346	$11,174
Deferred revenue	4,206	3,743
Total current liabilities	14,552	14,917

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2009 and 2008 Issued shares: 24,421 in 2009 and 24,368 in 2008 Outstanding shares: 15,804 in 2009 and 17,242 in 2008	47	47
Additional paid-in capital	629,579	626,810
Accumulated deficit	(452,386)	(456,391)
Treasury stock, at cost, 8,617 shares in 2009 and 7,126 shares in 2008	(103,162)	(90,613)
Accumulated other comprehensive loss	(642)	(1,512)
Total stockholders’ equity	73,436	78,341

Total liabilities and stockholders’ equity	$87,988	$93,258

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Service	$15,401	$15,435	$45,922	$46,209
Product	2,536	2,326	7,733	7,392
Insurance	377	375	1,176	1,140
PhotoStamps	1,901	2,020	5,609	7,897
Other	1	—	6	—
Total revenues	20,216	20,156	60,446	62,638
Cost of revenues:
Service	2,926	2,626	8,806	7,630
Product	940	809	2,915	2,637
Insurance	116	124	364	363
PhotoStamps	1,542	1,489	4,363	5,708
Total cost of revenues	5,524	5,048	16,448	16,338
Gross profit	14,692	15,108	43,998	46,300
Operating expenses:
Sales and marketing	7,359	7,654	23,650	25,057
Research and development	2,198	2,243	6,624	6,288
General and administrative	3,391	3,420	9,961	11,820
Total operating expenses	12,948	13,317	40,235	43,165
Income from operations	1,744	1,791	3,763	3,135
Other income:
Interest income	208	697	797	2,350
Other income	—	5	—	26
Total other income	208	702	797	2,376
Income before income taxes	1,952	2,493	4,560	5,511
Provision (benefit) for income taxes	221	430	555	(3,056)
Net income	$1,731	$2,063	$4,005	$8,567

Net income per share
Basic	$0.11	$0.11	$0.24	$0.44
Diluted	$0.11	$0.10	$0.24	$0.43
Weighted average shares outstanding
Basic	16,035	19,410	16,397	19,505
Diluted	16,162	19,726	16,527	19,796

The accompanying notes are an integral part of these financial statements.

STAMPS.COM INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$4,005	$8,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	925	1,574
Stock-based compensation expense	2,387	2,562
Deferred income taxes	—	(3,671)
Changes in operating assets and liabilities:
Trade accounts receivable	156	(137)
Other accounts receivable	(1,115)	(1,139)
Other current assets	988	(1,228)
Other assets	326	(548)
Deferred revenue	463	1,582
Accounts payable and accrued expenses	(828)	1,243
Net cash provided by operating activities	7,307	8,805

Investing activities:
Sale of short-term investments	15,746	26,139
Purchase of short-term investments	(2,012)	(21,536)
Sale of long-term investments	3,542	22,052
Purchase of long-term investments	(21,986)	(7,695)
Purchase of property and equipment	(191)	(606)
Net cash (used in) provided by investing activities	(4,901)	18,354

Financing activities:
Proceeds from exercise of stock options	82	334
Issuance of common stock under ESPP	300	349
Repurchase of common stock	(12,549)	(5,674)
Net cash used in financing activities	(12,167)	(4,991)
Net (decrease) increase in cash and cash equivalents	(9,761)	22,168
Cash and cash equivalents at beginning of period	52,576	43,667

Cash and cash equivalents at end of period	$42,815	$65,835

The accompanying notes are an integral part of these financial statements.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2009 AND 2008 IS UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

We prepared the financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual report on Form 10-K.

In June 2009 the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC” or “Codification”) as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our financial statements.

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Use of Estimates and Risk Management

The preparation of financial statements in conformity with US generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, and deferred income taxes and estimates regarding the useful lives of patents and other amortizable intangibles.

We are involved in various litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We record liabilities for claims against us when the loss is probable and estimable. Amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results could differ from estimates.

Subsequent Events

We have evaluated subsequent events and transactions through November 6, 2009, which is the date these financial statements were issued. We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2009 AND 2008 IS UNAUDITED)

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

Net income per share represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options (commonly and hereafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net income per share is calculated by dividing net income during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period.  The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,731	$2,063	$4,005	$8,567

Basic - weighted average common shares	16,035	19,410	16,397	19,505
Diluted effect of common stock equivalents	127	316	130	291
Diluted - weighted average common shares	16,162	19,726	16,527	19,796

Earnings per share:
Basic	$0.11	$0.11	$0.24	$0.44
Diluted	$0.11	$0.10	$0.24	$0.43

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2009 AND 2008 IS UNAUDITED)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Anti-dilutive stock option shares	2,674	2,192	2,714	2,241

4.	Stock-Based Employee Compensation

We are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to recognize stock-based compensation expense during each period based on the value of that portion of share-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. We estimate forfeitures at the time of grant based on historical data and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recognized for all employee stock options granted is recognized using the straight-line single method over their respective vesting periods of three to five years.

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense relating to:
Employee and director stock options	$747	$786	$2,334	$2,438
Employee stock purchases	28	94	53	124
Total stock-based compensation expense	$775	$880	$2,387	$2,562

Stock-based compensation expense relating to:
Cost of revenues	$71	$84	$211	$228
Sales and marketing	197	204	586	552
Research and development	175	182	503	480
General and administrative	332	410	1,087	1,302
Total stock-based compensation expense	$775	$880	$2,387	$2,562

We use the Black-Scholes option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and actual and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility was based on the historical volatility of our stock price. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.  The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding determined based on an analysis of historical exercise behavior.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2009 AND 2008 IS UNAUDITED)

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected dividend yield	—	—	—	—
Risk-free interest rate	—	3.19%	2.20%	3.02%
Expected volatility	—	50%	53%	51%
Expected life (in years)	—	5	4.5	5
Expected forfeiture rate	—	16%	20%	16%

We did not grant any stock options in the third quarter of 2009

5.	Intangible Assets

Our intangible assets consist of patents, trademarks and other intellectual property with a gross carrying value of approximately $8.3 million and accumulated amortization of approximately $7.8 million as of each of September 30, 2009 and December 31, 2008. The expected useful lives of our amortizable intangible assets range from 4 to 17 years. During 2008, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2008 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2008. Aggregate amortization expense on patents and trademarks was approximately $1,000 and $6,000 for the three and nine months ended September 30, 2009, respectively, and $3,000 and $365,000 for the three and nine months ended September 30, 2008, respectively.

6.	Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,731	$2,063	$4,005	$8,567
Unrealized gain (loss) on investments	44	52	870	(453)
Comprehensive income	$1,775	$2,115	$4,875	$8,114

7.	Income Taxes

During the three and nine months ended September 30, 2009, our income tax expense consisted of alternative minimum federal tax and state income tax. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of federal net operating losses (“NOLs”) to offset current federal tax expense. A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first quarter of 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $3.7 million. During the first quarter of 2009, we re-evaluated our future operating income projections and determined that the realization of our net deferred tax asset continues to be more likely than not.  In making such determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income.  We continue to maintain a valuation allowance for the remainder of our deferred tax assets. In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense. As a result of not being able to use our state NOLs, we incurred approximately $210,000 and $468,000 of additional California state income tax expense during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2009, we recorded a current tax provision for corporate alternative minimum federal taxes and state taxes of approximately $221,000 and $555,000, respectively.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2009 AND 2008 IS UNAUDITED)

We are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense.  As of September 30, 2009, we have not recorded any interest and penalty expense.

8.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$42,815	$42,815	$—	$—
Available-for-sale debt securities	27,063	—	27,063	—
Total	$69,878	$42,815	$27,063	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of September 30, 2009.

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2009 AND 2008 IS UNAUDITED)

9.	Cash, Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at September 30, 2009 and December 31, 2008. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income using the specific identification method. There was no material realized gain or loss with respect to our investments during the third quarter of 2009. Unrealized gains and losses are included as a separate component of stockholders' equity. We have ten securities with a total fair value of approximately $4.4 million that have unrealized losses of approximately $927,000 as of September 30, 2009. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized gain	$0.4	$9.0	$36.4	$16.0
Realized loss	(0.1)	(0.0)	(5.1)	(21.0)
Net realized gain (loss)	$0.3	$9.0	$31.3	$(5.0)

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost, and it is probable that we will not collect all contractual cash flows. We did not record any OTTI as of the end of the three and nine months ended September 30, 2009, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2009 AND 2008 IS UNAUDITED)

The following table summarizes our cash, cash equivalents, restricted cash and investments as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$6,844	$-	$-	$6,844
Money market	35,971	-	-	35,971
Cash and cash equivalents	42,815	-	-	42,815
Restricted cash:
Corporate notes and bonds	554	-	-	554
Restricted cash	554	-	-	554
Short-term investments:
Corporate notes and bonds	2,553	8	(118)	2,443
Short-term investments	2,553	8	(118)	2,443
Long-term investments:
Corporate bonds and asset backed securities	24,598	277	(809)	24,066
Long-term investments	24,598	277	(809)	24,066
Cash and equivalents, restricted cash and investments	$70,520	285	(927)	$69,878

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$6,762	$-	$-	$6,762
Money market	45,814	-	-	45,814
Cash and cash equivalents	52,576	-	-	52,576
Restricted cash:
Corporate notes and bonds	554	-	-	554
Restricted cash	554	-	-	554
Short-term investments:
Corporate notes and bonds	14,285	-	(48)	14,237
U.S. Government and agency securities	2,002	-	(4)	1,998
Short-term investments	16,287	-	(52)	16,235
Long-term investments:
Corporate bonds and asset backed securities	6,154	-	(1,460)	4,694
Long-term investments	6,154	-	(1,460)	4,694
Cash and equivalents, restricted cash and investments	$75,571	-	(1,512)	$74,059

STAMPS.COM
NOTES TO FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2009 AND 2008 IS UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of September 30, 2009 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$3,107	$2,997
Due after one year through five years	24,584	24,053
Due after five years through ten years	14	13
Total	$27,705	$27,063

Total restricted cash of approximately $554,000 as of September 30, 2009 and December 31, 2008 is related to a letter of credit for a facility leased by us under a lease that will expire in March 2010.

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

 SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $235 million and $150 million, respectively, with potential value of up to approximately $95 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of September 30, 2009 we were at approximately a 28% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person, company or investment firm that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) of Stamps.com must first obtain a waiver from our board of directors. In addition, any person, company or investment firm that is already a “5% shareholder” of Stamps.com cannot make any additional purchases of Stamps.com stock without a waiver from our board of directors.  The NOL protective provisions contained in our certificate of incorporation are more specifically described in our Definitive Proxy filed with the Securities and Exchange Commission on April 2, 2008.

As of October 31, 2009, we had approximately 15,781,000 shares outstanding, and therefore ownership of approximately 789,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 650,000 shares contact us before doing so.

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

PhotoStamps®

In May 2009, we successfully completed the market test for our PhotoStamps product. PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can now create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. We do not include our PhotoStamps business when we refer to our PC Postage business.

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

Results of Operations

Total revenue was $20.2 million both for the third quarter of 2009 and 2008. Total revenue during the nine months ended September 30, 2009 was $60.4 million, a decrease of 3% from $62.6 million for the nine months ended September 30, 2008. PC Postage subscriber related revenue, including service revenue, product revenue and insurance revenue, in the third quarter of 2009 was $18.3 million, an increase of 1% from $18.1 million in the third quarter of 2008, and was $54.8 million in the nine months ended September 30, 2009, an increase of less than 1% from $54.7 million in the nine months ended September 30, 2008. PhotoStamps revenue in the third quarter of 2009 was $1.9 million, a decrease of 6% from $2.0 million in the third quarter of 2008, and was $5.6 million in the nine months ended September 30, 2009, a decrease of 29% from $7.9 million in the nine months ended September 30, 2008.

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

Primarily as a result of this decision, we estimate that subscriber related revenue for customers acquired through our non-enhanced promotion channels in the third quarter of 2009 was $16.8 million, an increase of 5% from $16.0 million in the third quarter of 2008, and $50.0 million in the nine months ended September 30, 2009, an increase of 5% from $47.7 million in the nine months ended September 30, 2008, while subscriber related revenue for customers acquired through our enhanced promotion channel in the third quarter of 2009 was $1.6 million, a decrease of 27% from $2.1 million in the third quarter of 2008, and $4.9 million in the nine months ended September 30, 2009, a decrease of 31% from $7.0 million in the nine months ended September 30, 2008.

We define paid customers as ones from whom we successfully collected service fees at least once during the quarter. Total number of paid customers originally acquired through our non-enhanced promotion channels in the third quarter of 2009 was 315,000, an increase of 1% from 312,000 in the third quarter of 2008.

We believe that the slight increase in paid customers in the third quarter of 2009 was attributable to our increased customer acquisition spending on our non-enhanced promotional channels. For customers originally acquired through our non-enhanced promotion channels, our average subscriber related monthly revenue per paid customer in the third quarter of 2009 was $17.72, an increase of 4% from $17.07 in the third quarter of 2008. This increase is primarily attributable to more customers on higher priced subscription plans.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total Revenues
Service	76.2%	76.6%	76.0%	73.8%
Product	12.5%	11.5%	12.8%	11.8%
Insurance	1.9%	1.9%	1.9%	1.8%
PhotoStamps	9.4%	10.0%	9.3%	12.6%
Other	0.0%	0.0%	0.0%	0.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Service	14.5%	13.0%	14.6%	12.2%
Product	4.6%	4.0%	4.8%	4.2%
Insurance	0.6%	0.6%	0.6%	0.6%
PhotoStamps	7.6%	7.4%	7.2%	9.1%
Total cost of revenues	27.3%	25.0%	27.2%	26.1%
Gross profit	72.7%	75.0%	72.8%	73.9%
Operating expenses:
Sales and marketing	36.4%	38.0%	39.1%	40.0%
Research and development	10.9%	11.1%	11.0%	10.0%
General and administrative	16.8%	17.0%	16.5%	18.9%
Total operating expenses	64.1%	66.1%	66.6%	68.9%
Income from operations	8.6%	8.9%	6.2%	5.0%
Other income (expense), net	1.0%	3.5%	1.3%	3.8%
Income before income taxes	9.6%	12.4%	7.5%	8.8%
Income tax expense (benefit)	1.1%	2.1%	0.9%	(4.9%)

Net income	8.5%	10.2%	6.6%	13.7%

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

Service revenue was essentially unchanged at $15.4 million in both the third quarter of 2009 and 2008 and decreased 1% to $45.9 million in the nine months ended September 30, 2009 from $46.2 million in the nine months ended September 30, 2008. The decrease in service revenue was primarily due to a strategic reduction in marketing spending on our enhanced promotion channel. As noted above, the decrease during the nine months ended September 30, 2009 consisted of a 27% decrease in subscriber related revenue from customers acquired through our enhanced promotional channels largely offset by a 5% increase in subscriber related revenue from customers acquired through our non-enhanced promotional channels. As a percentage of total revenue, service revenue decreased by approximately one percentage point to 76% in the third quarter of 2009 from 77% in the third quarter of 2008 and increased approximately two percentage points to 76% in the nine months ended September 30, 2009 from 74% in the nine months ended September 30, 2008, primarily as a result of the decrease in revenue from our PhotoStamps product.

Product revenue increased 9% to $2.5 million in the third quarter of 2009 from $2.3 million in the third quarter of 2008, and increased 5% to $7.7 million in the nine months ended September 30, 2009 from $7.4 million in the nine months ended September 30, 2008. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; (3) the additional SKUs we added to our Supplies Store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the third quarter of 2009 was $86 million, a 12% increase from the $77 million printed during the third quarter of 2008. As a percentage of total revenue, product revenue increased one percentage point to approximately 13% both in the third quarter of 2009 and the nine months ended September 30, 2009 from approximately 12% in the third quarter of 2008 and the nine months ended September 30, 2008.

Insurance revenue increased 1% to $377,000 in the third quarter of 2009 from $375,000 in the third quarter of 2008 and increased 3% to $1.2 million in the nine months ended September 30, 2009 from $1.1 million in the nine months ended September 30, 2008, primarily as a result of an increase in the average of the dollar value insured per transaction. As a percentage of total revenue, insurance revenue remained at approximately 2% during each of the third quarter of 2009 and 2008 and the nine months ended September 30, 2009 and 2008.

As previously announced, we reduced our PhotoStamps sales and marketing spending in the third quarter of 2009 compared with the third quarter of 2008 and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to improve profitability in that business.  As a result of this decision, PhotoStamps revenue decreased 6% to $1.9 million in the third quarter of 2009 from $2.0 million in the third quarter of 2008 and decreased 29% to $5.6 million in the nine months ended September 30, 2009 from $7.9 million in the nine months ended September 30, 2008. As a percentage of total revenue, PhotoStamps revenue decreased approximately one percentage point to 9% in the third quarter of 2009 from 10% in the third quarter of 2008 and decreased approximately four percentage points to 9% in the nine months ended September 30, 2009 from 13% in the nine months ended September 30, 2008. Total PhotoStamps sheets shipped during the third quarter of 2009 was approximately 114,000, a 5% decrease compared to 120,000 in the third quarter of 2008. Average revenue per sheet shipped in the third quarter of 2009 was $16.70 compared to $16.77 in the third quarter of 2008.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was $1,000 in the third quarter of 2009 and $6,000 in the nine months ended September 30, 2009 compared to $0 in both the third quarter of 2008 and the nine months ended September 30, 2008. Commission revenue is currently not material to our financial statements.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue increased 9% to $5.5 million in the third quarter of 2009 from $5.0 million in the third quarter of 2008 and increased 1% to $16.4 million in the nine months ended September 30, 2009 from $16.3 million in the nine months ended September 30, 2008. As a percentage of total revenue, total cost of revenue increased approximately two percentage points to 27% in the third quarter of 2009 from 25% in the third quarter of 2008 and increased approximately one percentage point to 27% in the nine months ended September 30, 2009 from 26% in the nine months ended September 30, 2008.

Cost of service revenue increased 11% to $2.9 million in the third quarter of 2009 from $2.6 million in the third quarter 2008. The increase during the quarter is primarily attributable to an increase in customer service costs aimed at improving our overall customer experience. Cost of service revenue increased 15% to $8.8 million in the nine months ended September 30, 2009 from $7.6 million in the nine months ended September 30, 2008. This increase is primarily attributable to a change in our assumption of future coupon redemptions relating to our promotional expense, which provided a one-time benefit during the second quarter of 2008 of approximately $266,000. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was $449,000 and $287,000 in the three months ended September 30, 2009 and 2008, respectively, and $1.2 million and $486,000 in the nine months ended September 30, 2009 and 2008, respectively. As a percentage of total revenue, cost of service revenue increased approximately two percentage points to 15% in the third quarter of 2009 from 13% in the third quarter of 2008 and increased approximately three percentage points to 15% in the nine months ended September 30, 2009 from 12% in the nine months ended September 30, 2008.

Cost of product revenue increased 16% to $940,000 in the third quarter of 2009 from $809,000 in the third quarter of 2008 and increased 11% to $2.9 million in the nine months ended September 30, 2009 from $2.6 million in the nine months ended September 30, 2008. As a percentage of total revenue, cost of product revenue increased approximately one percentage point to 5% in the three and nine months ended September 30, 2009 from 4% in the three and nine months ended September 30, 2008. The increase, on an absolute basis, is mainly attributable to the increase in fulfillment cost, as we added an east coast fulfillment center to reduce delivery times and increase store sales.

Cost of insurance revenue decreased 6% to $116,000 in the third quarter of 2009 from $124,000 in the third quarter of 2008 and increased less than 1% to $364,000 in the nine months ended September 30, 2009 from $363,000 in the nine months ended September 30, 2008. As a percentage of total revenue, cost of insurance revenue was unchanged at approximately 1% in the three and nine months ended September 30, 2009 and 2008.

Cost of PhotoStamps revenue was $1.5 million in both the third quarter of 2009 and 2008 and decreased 24% to $4.4 million in the nine months ended September 30, 2009 from $5.7 million in the nine months ended September 30, 2008, corresponding to the decrease in PhotoStamps revenue. The gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue increased less than one percentage point to 8% in the third quarter of 2009 from 7% in third quarter of 2008 and decreased approximately two percentage points to 7% in the nine months ended September 30, 2009 from 9% in the nine months ended September 30, 2008.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing and business development activities. Sales and marketing expense decreased 4% to $7.4 million in the third quarter of 2009 from $7.7 million in the third quarter of 2008 and decreased 6% to $23.7 million in the nine months ended September 30, 2009 from $25.1 million in the nine months ended September 30, 2008. As a percentage of total revenue, sales and marketing expenses decreased approximately two percentage points to 36% in the third quarter of 2009 from 38% in the third quarter of 2008 and decreased approximately one percentage point to 39% in the nine months ended September 30, 2009 from 40% in the nine months ended September 30, 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to our decision to decrease our enhanced promotion marketing program expenditures and to decrease our marketing expenditures related to PhotoStamps, partially offset by an increase in marketing program expenditures relating to the acquisition of customers outside the enhanced promotion channel for our PC Postage business. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development was $2.2 million in both the third quarter of 2009 and 2008 and increased 5% to $6.6 million in the nine months ended September 30, 2009 from $6.3 million in the nine months ended September 30, 2008. The increase during the nine months ended September 30, 2009 is primarily due to higher headcount related expenses as we continued to invest in the development and enhancement of our PC postage solutions. As a percentage of total revenue, research and development expense was approximately 11% in both the third quarter of 2009 and 2008 and increased one percentage point to 11% in the nine months ended September 30, 2009 from 10% in the nine months ended September 30, 2008.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense was $3.4 million in both the third quarter of 2009 and 2008 and decreased 16% to $10.0 million in the nine months ended September 30, 2009 from $11.8 million in the nine months ended September 30, 2008. As a percentage of total revenue, general and administrative expense was approximately 17% in both the third quarter of 2009 and 2008 and decreased approximately two percentage points to 17% in the nine months ended September 30, 2009 from 19% in the nine months ended September 30, 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to the decrease in legal expenses, as we incurred the cost of going to trial for the Kara Technologies lawsuit in the second quarter of 2008. Additionally, we incurred a one-time litigation charge of $710,000 during the second quarter of 2008 relating to a lawsuit by Sterling Reality Organization Co. stemming from our iShip business, which we divested in 2001.

Other Income, Net

Other income, net primarily consists of interest income from cash equivalents, short-term investments and long-term investments. Other income decreased 70% to $208,000 in the third quarter of 2009 from $702,000 in the third quarter of 2008 and decreased 66% to $797,000 in the nine months ended September 30, 2009 from $2.4 million in the nine months ended September 30, 2008. As a percentage of total revenue, other income, net decreased approximately three percentage points to 1% in the third quarter of 2009 and the nine months ended September 30, 2009 from 4% in the third quarter of 2008 and the nine months ended September 30, 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower interest rates and lower investment balances, as we sold certain investments and used the cash to repurchase shares of our common stock.

Liquidity and Capital Resources

As of September 30, 2009 and December 31, 2008 we had approximately $70 million and $74 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Net cash provided by operating activities was $7.3 million and $8.8 million during the nine months ended September 30, 2009 and 2008, respectively.  The decrease in net cash provided by operating activities is primarily attributable to the decrease in PhotoStamps gross profit and lower interest income.

Net cash used in investing activities was $4.9 million during the nine months ended September 30, 2009.  Net cash provided by investing activities was $18.4 million during the nine months ended September 30, 2008. The increase in net cash used in investing activities is primarily due to the purchase of long-term investment securities.

Net cash used in financing activities was $12.2 million and $5.0 million during the nine months ended September 30, 2009 and 2008, respectively. This increase is mainly due to our use of cash to repurchase our stock.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01 (Topic 105), “Generally Accepted Accounting Principles, which establishes the FASB Codification as the official single source of authoritative United States GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This update is effective for financial statements issued for interim and annual reports ending after September 15, 2009. The adoption of this update did not have a material impact on our financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. The adoption of this update did not have a material impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At September 30, 2009, our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with duration of 345 days. At September 30, 2009 our cash equivalents and investments, net of restricted cash, approximated $69.3 million and had a related weighted average interest rate of approximately 1.3%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10 % increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. The suit was transferred to the United States District Court for the Central District of California. On August 23, 2006, the court granted our summary judgment motions on the trade secret and other non-patent claims. On April 3, 2008, the court granted our summary judgment motion that PhotoStamps does not infringe. On June 27, 2008, at the conclusion of trial, the jury issued its verdict in our favor, finding that NetStamps does not infringe. On September 24, 2009, the United States Court of Appeals for the Federal Circuit vacated-in-part and reversed-in-part our final judgment.  In particular, the Court vacated the jury verdict that NetStamps does not infringe and reversed the grant of summary judgment on the breach of contract claim. Each are remanded for further proceedings. Our grants of summary judgment that PhotoStamps does not infringe and on the trade secret claim remain in effect.

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

 In 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in several purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and a secondary offering of our common stock.  Plaintiffs seek damages and statutory compensation, including interest, costs and expenses (including attorneys' fees).  In October 2009, the court approved a settlement of this action, which does not require us to make any payments. The court approval has been appealed.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any unregistered sales of common stock during the quarter ended September 30, 2009.

Issuer Purchases of Equity Securities

During the third quarter of 2009, we purchased our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2009 – July 31, 2009	96,000	$8.47	96,000	(1)	$13,000
August 1, 2009 – August 31, 2009	212,000	$8.71	212,000	(2)	$21,000
September 1, 2009 – September 30, 2009	143,000	$8.86	143,000	(2)	$20,000

(1) On February 5, 2009 our board of directors approved a six month share repurchase program authorizing us to purchase up to 2,500,000 shares of our stock as market and business conditions warrant. This plan expired on August 16, 2009.

(2) On July 23, 2009, our board of directors approved a new six month share repurchase program, authorizing us to purchase up to 2,500,000 shares of our stock effective beginning in August 2009upon expiration of the prior program.

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

STAMPS.COM INC.
(Registrant)

November 6, 2009	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

November 6, 2009	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer