Form 10-K
period 2009-12-31
STAMPS.COM INC
filed 2010-03-15
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $116,731,864 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of February 28, 2010, there were 14,287,786 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARY

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2009

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

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $230 million and $150 million, respectively, with potential value of up to $94 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2009 we were at approximately a 26% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person, company or investment firm that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition any person, company or investment firm that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors. These NOL protective measures contained in our certificate of incorporation are more particularly discussed in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2008.

As of February 28, 2010, we had 14,287,786 shares outstanding, and therefore ownership of approximately 715,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 600,000 shares contact us before doing so.

Item 1. Business.

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (the “USPS”) mail classes, including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers. We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999.

Services and Products

We offer the following products and services to our customers

•	PC Postage Service. Our USPS-approved PC Postage service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS and international mail classes. Customers can also add USPS Special Services such as Delivery ConfirmationTM, Signature ConfirmationTM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. After installing our software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week. When a customer purchases postage for use through our service, the customer pays face value, and the funds are transferred directly from the customer’s account to the USPS’s account.

In addition to postage purchases, customers pay Stamps.com a monthly service fee ranging from $15.99 to $39.99 depending on the features and capabilities of the particular service. Our Pro Plan offers a basic set of Stamps.com mailing & shipping features with a single-user capability. Our Premiere plan for larger small businesses adds multiple-user functionality, automated Certified Mail forms, FedEx label printing, additional reference codes and higher allowable postage balances to our Pro Plan feature set. Our Professional Shipper plan is targeted to higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. Our Enterprise service is targeted to organizations with multiple geographic locations and features enhanced reporting that allows a central location such as a corporate headquarters greater visibility and control over postage expenditures across their network of locations.

Our customers can print postage (i) on NetStamps® labels, which can be used just like regular stamps, (ii) directly on envelopes, postcards or on other types of mail or labels, in a single-step process that saves time and provides a professional look, (iii) on plain 8.5” x 11” paper or on special labels for packages, and (iv) on integrated customs forms for international mail and packages. For added convenience, our PC Postage services incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States. Our PC Postage service is also integrated with common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. We also offer several different versions of NetStamps, such as Themed NetStamps and Photo NetStamps that allow customers to add stock or full custom designs to their mail while still providing the same NetStamps convenience of printing and using postage whenever it is needed.

•	PhotoStamps®. In May 2009 we successfully completed the market test of our PhotoStamps product. PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. We do not include our PhotoStamps business when we refer to our PC Postage business.
•	Mailing & Shipping Supplies Store. Our Mailing & Shipping Supplies Store (our “Supplies Store”) is available to our customers from within our PC Postage software and sells NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Store features a store catalog, same day shipping capabilities, messaging of our free or discounted shipping promotions, cross sell during checkout, product search capabilities, and expedited and rush shipping options.
•	Branded Insurance. We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman’s Fund. We also offer official USPS insurance alongside our branded insurance product.

Customer Value Proposition for our PC Postage Service

We believe that customers use our PC Postage services to save time and money. Some of the ways our customers save time include: (1) applying postage to letters or packages at home or at the office, avoiding the time that would ordinarily be spent in a trip to the post office; (2) generating mass mailings quickly and easily by printing the address and postage together in a single step process; (3) using our software as an integrated package with most small business productivity applications such as word processors, financial applications and address books; and (4) generating large volumes of shipping labels easily by integrating directly with the database or file system of eCommerce systems.

Some of the ways in which our customers can save money include: (1) an automatic check of all addresses against the USPS database, so postage is not wasted on undeliverable-as-addressed mail; (2) avoiding wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and distance to the destination; (3) tracking and controlling postage expenditures in a small office using cost codes built into our software; (4) getting a discount versus USPS retail post offices of up to 15% off Priority Mail, up to 5% off Express Mail, 5% off Priority Mail International and 8% off Express Mail International (higher volume customers may qualify for additional discounts, for example up to 28% off Priority Mail); (5) getting electronic Delivery or Signature Confirmation at 40 to 70 cents less per package than the comparable services at a retail USPS post office; and (6) paying a monthly service fee that is up to 75% less than the total cost of an entry-level postage meter, where users typically pay monthly rental fees, maintenance fees, postage purchase surcharges, cleaning fees, and fees for proprietary ink cartridges.

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

Marketing of PC Postage

We target our PC Postage marketing at small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers. We market our PC Postage services through the following channels:

•	Affiliate Channels. We utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our web site through a third party affiliate management company.
•	Direct Mail. We send direct mail pieces to prospective customers with prospect lists purchased from third parties or obtained from partners.
•	Direct Sales. We utilize a direct sales force for higher cost Enterprise and Professional Shipper versions of our PC Postage service.
•	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, traditional media advertising, retail and other programs.
•	Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our PC Postage software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software included along with a partner’s software product, the distribution of our software at a retail location, or the bundling of our software with a hardware device. Our partnerships include Microsoft, Avery Dennison, and Hewlett Packard.
•	Remarketing. We remarket our services to former customers. Our remarketing efforts are generally focused on new features that may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers.
•	Traditional Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails, and other online advertising vehicles.
•	USPS Referrals. We utilize the nationwide USPS Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls. We also receive referrals directly from the USPS website at www.USPS.com.
•	Enhanced Promotion Online Advertising. We work with various companies to advertise our service in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to get the customer to try our service. We reduced our investment in the enhanced promotional channel during recent years.

Marketing of PhotoStamps

We target our PhotoStamps marketing at consumers and businesses. We market our PhotoStamps product through the following channels:

•	Online advertising including paid search, banner ads, permission-based emails, and other online advertising methods;
•	Partnerships including Apple, Google/Picasa, HP/Snapfish, Adobe and others;
•	Retail distribution of a boxed PhotoStamps product;
•	Remarketing to our existing customers; and
•	Traditional offline methods of consumer advertising.

In recent years, we reduced our consumer-focused marketing spend in order to lower our customer acquisition costs and thus improve our expected returns and our profitability for the PhotoStamps business.

2010 Business Strategy

Our PC Postage Business

Our 2010 strategy for the PC Postage business includes the following major initiatives:

•	Increase and Optimize our Small Business Marketing. We plan to modestly increase our customer acquisition investment in our small business marketing channels in the non-enhanced promotion channels. Based on recent analysis and trends, we believe that the lifetime value of a non-enhanced promotion customer continues to be more than twice the cost of acquiring those customers. We also plan to continue increasing our investment in our direct mail channel as well as refining our acquisition through online advertising, affiliates, partners, telemarketing, traditional media, and other areas. We plan to increase our small business PC Postage customer acquisition spending in the non-enhanced promotion channels by an estimated 10% to 15% in 2010 versus 2009. Our goal in this part of our business is to maintain a reasonably strong investment in our customer base during the current economic downturn and be well positioned when the economy improves to return to higher investment levels. Although our online enhanced promotion channel tends to attract lower quality customers, we continue to see an attractive return on our investment, and we plan to continue to run this channel until we no longer find the returns to be attractive; however, based on recent trends, we currently expect to continue to reduce our marketing spend in this area in 2010 versus 2009.
•	Improved Customer Experience. We plan to continue improving our overall customer experience by optimizing our web site, registration process, software installation process, initial product experience, initial customer communications, customer welcome kits and delivery of promotional items to make the initial experience a customer has with us as good as it can be. We plan to expand our presence in social networking sites and improve our customer web portal and multi-media and content on our website. We are continuing to add new propriety SKUs to our Supplies Store, such as a new convenient line of Certified Mail envelopes and labels, to improve our overall customer experience. We also have several planned product enhancements in 2010 including improvements to our batch capability, expansion of our ecommerce integrations, enhancements to our Certified Mail capabilities, and better integration with Quickbooks for our customers.
•	Enhance and Market our Corporate Enterprise Solution. Customers continued to be attracted to our corporate enterprise solution versus a postage meter based on our dramatically lower cost of ownership and visibility into individual employee activity from our sophisticated front-end reporting tool with real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers, which are not available with a postage meter. In 2010, we plan to increase our sales team headcount by at least 25% compared to 2009 and continue investment in hiring and training top personnel to improve the efficiency and quality of our sales team. Also in 2010, we plan to continue increase our enterprise marketing and lead generation efforts in a cost effective manner. We also plan to launch version 2.0 of our Enterprise service, which will include a dramatically improved web-based enterprise reporting system with a sophisticated front end reporting tool providing real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers.
•	Enhance and Market our High Volume Shipper Solution. In 2009 we made several enhancements to our shipping technology including: (1) batch capability that allows users to print a large volume of shipping labels all at once, (2) database integration technology for seamless automatic import and export of information to and from a customer’s internal order database and (3) direct integration with eCommerce platforms including eBay, PayPal, Amazon.com, Yahoo and Google, so that a user can read and write order information directly from our software into and out of these platforms. In 2010 we plan to continue investing in our shipping technology and sales and marketing efforts by (1) continuing to improve our batch capability with easier order management and order flow, (2) adding shopping cart integration for easier data export and import from the tools that customers like to use and (3) scaling and driving our sales effort using our sales force. Attracting high volume shippers is a strategic focus for us and is also one of the most important strategic initiatives of the USPS; as our most important partner, we are focused on helping USPS as much as we can to become successful in this area.

Our PhotoStamps Business

In 2010 we plan to continue to pursue PhotoStamps in a modest fashion during the economic downturn and to continue to look for ways to optimize the PhotoStamps business. We intend to do this by continuing our program of a more focused direct-to-website PhotoStamps marketing spending with a goal of keeping the overall cost per acquisition at a level that provides an attractive financial return. We also plan to continue to drive fewer but more profitable orders to our website through our own marketing activity and through our existing distribution partnerships such as with HP/Snapfish, Costco.com and Walgreens. Partnerships can provide a cost effective way to manage acquisition cost through a revenue share, bounty, or other arrangement that aligns the interests of the partnership. We also intend to continue to pursue our PhotoStamps retail business model where customers can purchase a PhotoStamps box at a retail location and redeem the enclosed gift card at our PhotoStamps website. We do not expect to invest heavily in the PhotoStamps area long term until the economy improves, but we believe that there will be opportunities to grow the business in a better economic environment.

Competition

The market for our products is competitive. Some of our current direct competitors in the PC Postage and Customized Postage categories include:

Endicia.com/Dymo.  Endicia is a group within Newell Rubbermaid’s Office Products division that offers a software-based PC Postage service similar to our PC Postage service under the brand name Endicia, a custom postage offering similar to our PhotoStamps service under the brand name PictureItPostage, and a NetStamps-like service in conjunction with Dymo (an affiliated company also owned by Newell Rubbermaid) under the brand names Dymo Stamps and Dymo Printable Postage. All three of these services are directly competitive with our own services in these areas.

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

Pitney Bowes, Inc.  Pitney Bowes is the current market leader in the U.S. traditional postage meter business, with revenues of $5.6 billion in 2009. Pitney Bowes launched its initial software-based PC Postage product in 2000 and currently offers a PC Postage product named ShipStream Manager designed for shipping packages for a monthly fee of $15.99. During 2004 Pitney Bowes also began offering an Internet-based service for printing a single label for use in shipping a package that does not require a monthly subscription fee, in partnership with eBay. Pitney Bowes offers a customized postage offering (branded ZazzleStamps) through a partnership with Zazzle.com, Inc., a small, private U.S. company that specializes in custom products. During 2007 Pitney Bowes also launched its own customized postage offering under the brand name Stamp Expressions.

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

We believe that our customers choose our PC Postage service over that of other PC Postage competitors because of our superior user interface and our larger breadth of features. For example, we are the only PC Postage service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge or envelope printing, we support more address books than any other PC Postage software, and we are the only company that offers the additional customer choice of our Themed and Photo NetStamps labels. Based on USPS data and our own estimates, we believe that as of the end of 2009 approximately 80% of all PC Postage subscription customers were our customers (excluding estimated customers paying for postage on a pure transaction-based, no-monthly-fee plan).

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

Other Competition.  We also compete with traditional methods of accessing US postage, such as postage stamps, USPS retail locations, and USPS online services such as Click-N-Ship. All of these methods are typically available with no additional markup over the face value of postage. We believe that our customers choose our service over these methods of accessing postage because of convenience and the availability of capabilities and features that are not available through these traditional methods. We believe customers choose traditional methods over our solutions as a way to obtain postage without paying additional fees above the face value of postage. In our high volume shipping solution we also compete with alternatives to the US Postal service for package services such as FedEx and UPS.

Industry Overview

Business Market Size

Our PC Postage mailing and shipping service is currently targeted primarily at U.S. small offices, home offices, small businesses and enterprises, and within these segments we target both mailers and shippers. We believe the number of businesses that we can serve with our current products are as follows: (1) 14 million income-generating home offices; (2) 4.4 million single location small businesses of 5 employees or less (typically using our single user Pro service); (3) 1.5 million single location small businesses of 6 to 100 employees (typically using our Pro or our multi-user Premier service); (4) 2.1 million multi-location small businesses, which represent 4.7 million separate locations; (5) 117,000 medium and large businesses over 100 employees, which represent 1.3 million separate locations (typically using our Enterprise service). In total we estimate that there are 22 million businesses, which represent 26 million locations that are the primary target for our current service. In addition we believe there are 24 million non-income generating home offices such as those used for corporate after-hours work or telecommuting, and our solution is also applicable to that segment. We also have consumers that use our service.

US Mail Volume

According to the USPS Fiscal 2009 Annual Report, the total US Postal Service revenue was $68 billion during its fiscal year ended September 30, 2009. Of this amount approximately $48 billion (94 billion pieces) was represented by mail classes that are addressable using our current solution (First Class, Priority Mail, Express Mail, Media Mail, Parcel Post, international mail, and special services). We believe that some portion of this $48 billion is a potential market for purchasing and printing postage using PC Postage.

Based on the USPS Fiscal 2008 Household Diary study, consumer-to-consumer personal correspondence mail volume is approximately 5.6 billion pieces per year (1.0 billion personal letters, 2.3 billion holiday greeting cards, 1.4 billion non-holiday greeting cards, and 0.9 billion other). We also estimate that an additional 8.3 billion pieces per year are sent between businesses and consumers as first class primary business advertising mail, and an additional 6.4 billion pieces per year are sent from businesses to consumers as First Class correspondence mail. We believe that consumer-to-consumer and business-to-consumer advertising mail are two potential markets for use of PhotoStamps.

The PC Postage Certification and Regulatory Approval Process

Our technology must meet strict U.S. government security standards. Our PC Postage products (including any follow-on technology) must complete extensive USPS testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution, and each additional implementation of a particular product or function requires additional evaluation and approval by the USPS prior to commercial distribution. The USPS certification process to become an USPS approved PC Postage vendor is a standardized, ten-stage process that took the existing approved vendors years to complete. Each stage requires USPS review and authorization to proceed to the next stage of the certification process. The USPS has no published timeline or estimated time to complete each of the ten stages of the program. The most significant stage requires a vendor to complete three phases of beta testing. In 1999 we were approved and launched the first software-only PC Postage service. In May 2009 we successfully completed the market test of our PhotoStamps product.

We continue to ask the USPS for new PC Postage benefits such as additional discounts on the face value of postage or commissions on postage. There are many factors that go into the evaluation of our requests, and we have no guarantee that USPS will grant any of our requests. Our customers currently receive a discounted rate relative to prices available at retail post offices for Priority Mail, Express Mail, Priority Mail International and Express Mail International and for electronic confirmation services such as Delivery Confirmation or Signature Confirmation.

Our Technology

Our servers are located in a high-security data center and operate with proprietary security software. These servers create the data used to generate information-based indicia. They also process postage purchases using secure technology that meets USPS security requirements. Our service currently uses a Windows-based client application that supports a variety of label and envelope options and a wide range of printers. In addition, our application employs an internally-developed user authentication mechanism for additional security.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Research and Development for the amount spent during each of the last three fiscal years on company-sponsored research and development activities.

Section 382 Update

We currently have federal and state NOL carry-forwards of approximately $230 million and $150 million, respectively, with potential value of up to $94 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2009 we were at approximately a 26% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person, company or investment firm that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition any person, company or investment firm that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors. These NOL protective measures contained in our certificate of incorporation are more particularly discussed in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2008.

As of February 28, 2010, we had 14,287,786 shares outstanding, and therefore ownership of approximately 715,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 600,000 shares contact us before doing so.

Employees

As of December 31, 2009, we had approximately 210 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments, Geographical and Revenue Information

We operate in a single market segment, “Internet Mailing and Shipping Services” and therefore have only one reportable segment. All of our operations and revenue are within the United States. During 2009, 2008 and 2007, we did not recognize revenue from any one customer that represented 10% or more of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations for years ended December 31, 2009 and 2008 for the percentage of total revenue contributed by categories of similar products or services that accounted for 10 percent or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the fourth and first calendar quarters being typically seasonally stronger and the third calendar quarter being typically seasonally slower. Our service revenue does not typically have seasonal variation due to our flat rate monthly subscription pricing. Our PhotoStamps revenue is typically stronger in the fourth calendar quarter due to the holidays.

Company Information

We were founded in September 1996 and we were incorporated in Delaware in January 1998 as StampMaster, Inc., changing our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999. Our common stock is listed on the NASDAQ Stock Market under the symbol “STMP.”

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

Our continuing profitability depends on our ability to successfully implement our strategy of increasing the adoption of our services and products. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described below in this section as well as:

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

Our customers pay for our services predominately using credit cards and debit cards and, to a lesser extent, by use of automated clearing house payments. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result of a change in our business practices that increase the fees on a cost-per-transaction basis. If these fees for accepting payment methods increase in future periods, it may adversely affect our results of operations.

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

Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Our Internet host provider does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have experienced minor system interruptions in the past and may experience them again in the future. Any substantial interruptions in the future could result in the loss of data and could completely impair our ability to generate revenues from our service. We do not presently have a full disaster recovery plan in effect to cover the loss of all facilities and equipment. We do, however, have a secondary location that mirrors our core system infrastructure to allow us to operate from a second location. We have business interruption insurance; however, we cannot be certain that our coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions.

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

The USPS could decide that PhotoStamps should no longer be an approved product for such reasons as the belief that PhotoStamps presents an unacceptable risk to USPS revenues, exposes the USPS or its customers to legal liability, or causes public or political embarrassment or harm to the USPS in any way. If the USPS were to discontinue PhotoStamps, our revenues and operating results will suffer.

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

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $230 million and $150 million, respectively, with potential value of up to $94 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2009 we were at approximately a 26% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person, company or investment firm that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition any person, company or investment firm that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors. These NOL protective measures contained in our certificate of incorporation (the “NOL Protective Measures”) are more particularly discussed in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2008.

As of February 28, 2010, we had 14,287,786 shares outstanding, and therefore ownership of approximately 715,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 600,000 shares contact us before doing so.

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

The price at which our common stock has traded has fluctuated significantly. The price may continue to be volatile due to a number of factors, including the following, some of which are beyond our control:

•	variations in our operating results,
•	variations between our actual operating results and the expectations of securities analysts,
•	investors and the financial community,
•	sales by stockholders holding larger blocks of our stock,
•	announcements of developments affecting our business, systems or expansion plans by us or others, and
•	market volatility in general.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Los Angeles, California where we have approximately 41,000 square feet under a lease expiring in May 2012. We believe that our existing facilities are suitable and adequate for our present purposes.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our corporate headquarters through March 2010. In December 2009, we amended our lease agreement extending the term for 26 months commencing in April 2010 through May 2012. In addition to extending our lease term, we also added lease space of approximately 5,000 square feet.

Item 3. Legal Proceedings.

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. The suit was transferred to the United States District Court for the Central District of California. In the trial court, we won on all counts. However, on September 24, 2009, the United States Court of Appeals for the Federal Circuit vacated-in-part and reversed-in-part a portion of the judgment of the trial court in our favor. In particular, the Court remanded for further proceedings that portion of the complaint alleging infringement by NetStamps and breach of contract. The findings in our favor with respect to infringement by PhotoStamps and the trade secret claim remain in effect.

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. We seek an injunction, unspecified damages, and attorneys’ fees. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for a declaratory judgment that all eleven patents are invalid, unenforceable and not infringed. On November 10, 2008, we were required to select fifteen claims (from over six hundred claims available) to be the subject of the trial. On November 9, 2009, the Court granted the summary judgment motion of Endicia, Inc. and PSI Systems, Inc. that the fifteen claims we selected are invalid. We have asked the Court to allow us to select more claims, and the defendants have asked the Court to enter judgment against us. We intend to file an appeal if the Court enters judgment against us.

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we seek an injunction, unspecified damages, and attorneys’ fees. A “Markman hearing” to determine the meaning of the claims is scheduled for March 24, 2010. The Court has not scheduled a trial commencement date.

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

We are subject to various other routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. (Removed and Reserved).

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”. The following table sets forth the range of high and low sales prices reported on The NASDAQ Stock Market for our common stock for the following periods:

	High	Low
Fiscal Year 2008
First Quarter	$12.06	$8.61
Second Quarter	$15.72	$10.37
Third Quarter	$14.30	$11.67
Fourth Quarter	$12.18	$7.62
Fiscal Year 2009
First Quarter	$10.13	$7.83
Second Quarter	$9.88	$8.22
Third Quarter	$9.71	$8.21
Fourth Quarter	$10.36	$8.70

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The NASDAQ Stock Market on (i) December 31, 2009 and (ii) February 26, 2010.

Closing Price
December 31, 2009	$9.00
February 26, 2010	$9.06

Stock Performance Graph

The information contained in this section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2004 to December 31, 2009 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) Morgan Stanley Internet Index, an equal-dollar-weighted index composed of 23 leading companies involved in Internet commerce, service and software. The graph assumes that $100 was invested on December 31, 2004 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

Company/Index	Base December 31, 2004	Year Ended December 31,
		2005	2006	2007	2008	2009
Stamps.com Inc.	$100.00	$144.95	$99.43	$76.89	$62.06	$56.82
NASDAQ Market Index	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
Morgan Stanley Internet Index	$100.00	$100.81	$110.31	$146.23	$79.11	$154.78

Holders

As of February 28, 2010, there were approximately 843 stockholders of record and 14,287,786 shares of our common stock outstanding.

Dividend Policy

We did not pay any dividends during 2009, 2008 and 2007. Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under our existing stock incentive plans, all of which were approved by our stockholders:

Number of Shares of Common Stock to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
2,376,389	$15.08	0

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during 2009.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, we purchased our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
October 1, 2009 – October 31, 2009	29,171	$9.00	29,171	$19,521
November 1, 2009 – November 30, 2009	13,024	$9.00	13,024	$19,404
December 1, 2009 – December 31, 2009	89,367	$9.00	89,367	$18,594
Total	131,562		131,562

On July 30, 2009, we announced that our board of directors approved a new six month share repurchase program, authorizing us to purchase up to 2,500,000 shares of our stock effective beginning in August 2009 through February 2010 upon expiration of the prior program. On February 11, 2010, we announced that our board of directors extended the currently authorized share repurchase program for an additional six months through August 2010.

On March 4, 2010 we announced that we entered into a transaction on February 27, 2010 to repurchase 1,267,952 shares of our stock for a total cost of $11.4 million. This repurchase transaction was authorized by our board of directors and was independent of our existing share repurchase plan, which remains in effect through August 2010.

Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We have repurchased stock and will consider repurchasing stock in the future under our current repurchase program by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. We have no commitment to make any repurchases.

Item 6. Selected Financial Data

The following data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our financial statements, including the notes thereto, included elsewhere in this Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except per Share Data)
Statement of Operations Data:
Revenues	$82,124	$84,912	$85,811	$84,586	$61,911
Cost and expenses:
Cost of sales	22,914	22,908	25,306	24,797	17,434
Research and development	8,699	8,425	8,260	8,817	6,596
Sales and marketing	31,735	33,538	33,115	27,793	19,804
General and administrative	12,961	15,581	12,538	11,649	9,633
Income from operations	5,815	4,460	6,592	11,530	8,444
Interest and other income, net	916	2,918	4,461	5,096	2,231
Income tax expense (benefit)	554	(2,786)	387	164	246
Net income	$6,177	$10,164	$10,666	$16,462	$10,429
Basic net income per share	$0.38	$0.53	$0.51	$0.71	$0.46
Diluted net income per share	$0.38	$0.53	$0.50	$0.69	$0.44
Weighted average shares outstanding used in basic per-share calculation	16,238	19,081	20,815	23,233	22,738
Weighted average shares outstanding used in diluted per-share calculation	16,369	19,345	21,194	24,032	23,744
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$0.00

	As of December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$71,745	$74,059	$90,823	$106,074	$103,979
Working capital	41,791	63,037	60,011	27,724	36,295
Total assets	89,258	93,258	104,953	121,550	118,454
Total stockholders’ equity	75,605	78,341	92,442	110,535	109,940

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions. Customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these categories we target both mailers and shippers. We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999. In May 2009, we successfully completed the market test for PhotoStamps®, a new form of postage that allows consumers to turn digital photos, designs or images into valid US postage. Any reference in this document to the PC Postage business excludes our PhotoStamps business.

Section 382 Update

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $230 million and $150 million, respectively, with potential value of up to $94 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2009 we were at approximately a 26% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person, company or investment firm that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition any person, company or investment firm that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors. These NOL Protective Measures are more particularly discussed in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2008.

As of February 28, 2010, we had 14,287,786 shares outstanding, and therefore ownership of approximately 715,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 600,000 shares contact us before doing so.

Results of Operations

Years Ended December 31, 2009 and 2008

Total revenue in 2009 was $82.1 million, a decrease of 3% from $84.9 million in 2008. PC Postage revenue, including service revenue, product revenue and insurance revenue in 2009 was $73.6 million, an increase of 1% compared to $73.0 million in 2008. PhotoStamps revenue in 2009 was $8.5 million, a decrease of 29% compared to $11.9 million in 2008. The following table sets forth the breakdown of revenue for 2008 and 2009 and the resulting percent change (revenue in $000s):

Total Revenue	2009	2008	% Change
Service Revenue	$61,372	$61,556	less than 1%
Product Revenue	$10,653	$9,906	8%
Insurance Revenue	$1,598	$1,574	2%
PC Postage Revenue	$73,623	$73,036	1%
PhotoStamps Revenue	$8,485	$11,876	-29%
Other Revenue	$16	$0	N/A
Total Revenue	$82,124	$84,912	-3%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2008 and again in 2009 as our estimated return-on-investment continued to be attractive. Primarily as a result of these decisions, PC Postage revenue for customers acquired through our non-enhanced promotion channels was approximately $67.4 million in 2009, an increase of 5% from approximately $63.9 million in 2008.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service. Over time we have seen a decrease of the return-on-investment from this channel, and as a result we have reduced our investment in this area in 2007, 2008 and again in 2009. As a result of these decisions, we experienced a reduction in revenue for customers acquired through this channel to approximately $6.3 million in 2009, a decrease of 31% from approximately $9.1 million in 2008.

The following table sets forth the breakdown of PC Postage revenue between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for 2008 and 2009 and the resulting percent change (revenue in $000s):

PC Postage Revenue	2009	2008	% Change
Non-Enhanced Promotion Revenue	$67,362	$63,932	5%
Enhanced Promotion Revenue	$6,262	$9,104	-31%
PC Postage Revenue	$73,623	$73,036	1%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average revenue per paid customer. The increase in paid customers in 2009 was attributable to our increased customer acquisition spending in these channels. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.

The following table sets forth the total number of paid customers originally acquired through our non-enhanced promotion channels (in thousands):

	Paid Customers (000)
Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average
2009	321	317	315	320	318
2008	305	314	312	311	311

The following table sets forth the growth in paid customers and average annual revenue per customer for customers acquired through our non-enhanced promotion channel:

Non-Enhanced Promotion Revenue	2009	2008	% Change
Average paid customers for the year (in thousands)	318	311	2%
Average annual revenue per paid customer	$212	$206	3%
Non-Enhanced Promotion Revenue ($000s)	$67,362	$63,932	5%

For customers originally acquired through our non-enhanced promotion channels, our average annual and monthly PC Postage revenue per paid customer in 2009 was $211.66 and $17.63 respectively, which was up 3% compared to $205.90 and $17.16, respectively in 2008. The increase was partially attributable to having a larger number of customers on higher priced plans and partially attributable to an increase in consumable and peripheral store sales per paid customer driven by increased usage of our service.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Twelve Months Ended December 31,
	2009	2008
Total Revenues:
Service	74.7%	72.5%
Product	13.0%	11.7%
Insurance	2.0%	1.8%
PhotoStamps	10.3%	14.0%
Other	0.0%	0.0%
Total revenues	100.0%	100.0%
Cost of revenues:
Service	14.4%	12.2%
Product	4.9%	4.2%
Insurance	0.6%	0.6%
PhotoStamps	8.0%	10.0%
Total cost of revenues	27.9%	27.0%
Gross profit	72.1%	73.0%
Operating expenses:
Sales and marketing	38.6%	39.5%
Research and development	10.6%	9.9%
General and administrative	15.8%	18.3%
Total operating expenses	65.0%	67.7%
Income from operations	7.1%	5.3%
Interest and other income, net	1.1%	3.4%
Income before income taxes	8.2%	8.7%
Income taxes expense (benefit)	0.7%	-3.3%
Net income	7.5%	12.0%

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

Service revenue decreased 0.3% to $61.4 million in 2009 from $61.6 million in 2008. The slight decrease in service revenue consisted of a 5% increase in service revenue from customers acquired through our non-enhanced promotion channels, which was more than offset by a 32% decrease in service revenue from customers acquired through our enhanced promotion channel. The 5% increase in service revenue from customers through the non-enhanced promotion channels consisted of a 2% increase in successfully billed customers and a 3% increase in average service revenue per customer. As a percentage of total revenue, service revenue increased to 75% in 2009 from 73% in 2008, primarily as a result of the decrease in revenue from our PhotoStamps product.

Product revenue increased 8% to $10.7 million in 2009 from $9.9 million in 2008. The increase in product revenue was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; (3) additional SKUs we added to our Supplies Store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during 2009 was $354 million, an 11% increase from $319 million in 2008. Store orders increased by 7% in 2009 compared to 2008 while the average revenue per store order increased by 1% in 2009 compared to 2008. As a percentage of total revenue, product revenue increased slightly to 13% in 2009 from 12% in 2008, primarily as a result of the decrease in revenue from our PhotoStamps product.

Insurance revenue was essentially unchanged at $1.6 million in both 2009 and 2008. As a percentage of total revenue, insurance revenue was also unchanged at 2% in each of 2009 and 2008.

We reduced our PhotoStamps sales and marketing spending in 2009 compared with 2008 and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to improve profitability in that business. As a result of this decision, PhotoStamps revenue decreased 29% to $8.5 million in 2009 from $11.9 million in 2008. Total PhotoStamps sheets shipped during 2009 was approximately 491,000, a 31% decrease compared to 712,000 in 2008. Average revenue per sheet in 2009 was $17.29, a 4% increase compared to $16.68 in 2008. The increase in average revenue per sheet in 2009 was primarily attributable to having a lower mix of high volume business orders, which have a lower average revenue per sheet, and having a higher mix of consumer orders, which have a higher average revenue per sheet. As a percentage of total revenue, PhotoStamps revenue decreased to 10% in 2009 from 14% in 2008.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue was $22.9 million in both 2009 and 2008. As a percentage of total revenue, cost of revenue increased slightly to 28% in 2009 compared to 27% in 2008.

Cost of service revenue increased 15% to $11.9 million in 2009 from $10.4 million in 2008. The increase is primarily attributable to an increase in customer service costs aimed at improving our overall customer experience as well as increased costs of our customer retention program. In addition, promotional expenses, which include free postage and free digital scale offered to new customers, are included in cost of service revenue. Promotional expenses were $1.7 million and $791,000 during 2009 and 2008, respectively. The increase in promotional expense is primarily attributable to a change in our estimate of future coupon redemptions that we made in the second quarter of 2008, which provided a one-time benefit in 2008. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer’s lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. As a percentage of total revenue, cost of service revenue increased to 14% in 2009 as compared to 12% in 2008.

Cost of product revenue increased 13% to $4.0 million in 2009 from $3.5 million in 2008. The increase in costs is attributable to increased product revenue as discussed above as well as higher fulfillment costs as we added an east coast fulfillment center to reduce delivery times and improve the customer experience. As a percentage of total revenue, cost of product revenue increased slightly to 5% in 2009 from 4% in 2008.

Cost of insurance was essentially unchanged at approximately $500,000 in both 2009 and 2008, which is consistent with insurance revenue as discussed above. As a percentage of total revenue, cost of insurance revenue was unchanged at 1% in both 2009 and 2008.

Cost of PhotoStamps revenue decreased 23% to $6.6 million in 2009 from $8.5 million in 2008, corresponding to the decrease in PhotoStamps revenue as discussed above. The gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. PhotoStamps cost of revenue decreased by less than revenue resulting in a decline in PhotoStamps gross margin in 2009 compared to 2008. The decrease was attributable to less fixed cost leverage with the PhotoStamps revenue decline and to higher postage costs as a percent of revenue as postal rates increased in May of 2009; we did not increase the price of our PhotoStamps product in connection with these postal rates increases. As a percentage of total revenue, cost of PhotoStamps revenue decreased to 8% in 2009 from 10% in 2008.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense decreased 5% to $31.7 million in 2009 from $33.5 million in 2008. As a percentage of total revenue, sales and marketing expense decreased slightly to 39% in 2009 from 40% in 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to the decrease in our enhanced promotion marketing program expenditures by 53% in 2009 compared to 2008, and the decrease in our marketing expenditures related to PhotoStamps by 57% in 2009 compared to 2008. The decrease was partially offset by an increase in marketing program expenditures relating to the acquisition of customers outside the enhanced promotion channel for our PC Postage business, which increased by 12% in 2009 compared with 2008. Ongoing PC Postage marketing programs include traditional advertising, partnership, customer referral programs, customer re-marketing efforts, telemarketing, direct mail and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 3% to $8.7 million in 2009 from $8.4 million in 2008. As a percentage of total revenue, research and development expense increased slightly to 11% in 2009 from 10% in 2008. The increase is mainly attributable to higher headcount related expenses as we continued to invest in the development and enhancement of our PC postage solutions.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense decreased 17% to $13.0 million in 2009 from $15.6 million in 2008. As a percentage of total revenue, general and administrative expense decreased to 16% in 2009 from 18% in 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to the decrease in legal expenses, as we incurred the cost of going to trial for the Kara Technologies lawsuit during 2008. Additionally, we incurred a one-time litigation charge of $710,000 during the second quarter of 2008 relating to a lawsuit by Sterling Reality Organization Co. stemming from our iShip business, which we divested in 2001.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and other income currently immaterial to our financial statements. Interest and other income, net decreased 69% to approximately $916,000 in 2009 from $2.9 million in 2008. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower interest rates and lower investment balances, as we sold certain investments and used the cash to repurchase shares of our common stock.

Provision (Benefit) for Income Taxes

In 2009 we had an income tax expense of approximately $554,000 compared to an income tax benefit of $2.8 million in 2008. During 2009 our income tax expense consisted of alternative minimum federal tax and state income tax. During 2008 our income tax benefit consists of alternative minimum federal tax and state income tax netted against a tax benefit relating to the release of a portion of our deferred tax asset valuation allowance. During 2009 there was no additional valuation release of our deferred tax asset and thus there was no income tax benefit in that year.

In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. As a result of not being able to use our state NOLs, we incurred additional California state income tax expense during the year ended December 31, 2009 and 2008.

Expectations for 2010

We expect the following trends for 2010 compared with 2009:

•	We expect to continue to increase PC postage marketing spend on our non-enhanced promotion channels and expect that PC Postage revenue for customers acquired through these channels will increase in 2010.
•	We expect to continue to reduce PC Postage marketing spend on the enhanced promotion channel and expect that PC Postage revenue for customers acquired through this channel will decrease in 2010.
•	We expect our PhotoStamps marketing spend and revenue to remain constant or decrease in 2010.
•	We expect research and development expenses to be modestly higher in 2010.
•	We expect General and Administrative expenses to be higher in 2010 driven by higher expected legal spending, which continues to be a material expense for us.
•	We expect interest income and other income, net to decrease due to lower invested cash balances and lower interest rates.

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

PC Postage revenue for customers acquired through our enhanced promotion channel for 2008 was approximately $9.1 million, a decrease of 4% from approximately $9.5 million in 2007. PC Postage revenue for customers acquired through our non-enhanced promotion channels for 2008 was approximately $63.9 million, an increase of 11% from approximately $57.5 million in 2007.

The following table sets forth the total number of paid customers originally acquired through our non-enhanced promotion channels on a quarterly basis (in thousands):

	Paid Customers (000)
Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	305	314	312	311
2007	267	270	281	293

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

Revenue

Service revenue increased 10% to $61.6 million in 2008 from $55.9 million in 2007. The increase in service revenue is primarily due to the increase in our successfully billed customers as a result of the growth in our customer base. As a percentage of total revenue, service revenue increased to 73% in 2008 from 65% in 2007, primarily as a result of the decrease in revenue from our PhotoStamps product.

Product revenue increased 3% to $9.9 million in 2008 from $9.6 million in 2007. The increase in product revenue was primarily attributable to growth in the number of orders, partially offset by a decline in the average revenue per order. As a percentage of total revenue, product revenue increased to 12% in 2008 from 11% in 2007.

Insurance revenue increased 6.5% to $1.6 million in 2008 from $1.5 million in 2007, primarily as a result of an increase in insurance transactions and average of dollar value insured per transaction. As a percentage of total revenue, insurance revenue was 2% in each of 2008 and 2007.

PhotoStamps revenue decreased 34% to $11.9 million in 2008 from $17.9 million in 2007. The decrease in revenue was primarily attributable to a decrease in the number of sheets shipped, as a result of our reduction in PhotoStamps consumer sales and marketing spending as we focused on profitability. As a percentage of total revenue, PhotoStamps revenue decreased to 14% in 2008 from 21% in 2007.

Because of the expiration of a licensing agreement in June 2007, we did not have any other revenue in 2008, compared to $907,000 in 2007.

Cost of Revenue

Cost of revenue decreased 9% in 2008 to $22.9 million from $25.3 million in 2007. As a percentage of total revenue, cost of revenue decreased to 27% in 2008 compared to 30% in 2007.

Cost of service revenue increased 7% to $10.4 million in 2008 from $9.7 million in 2007. As a percentage of total revenue, cost of service revenue increased to 12% in 2008 as compared to 11% in 2007. The increase in cost of service revenue is primarily attributable to higher customer support related expenses resulting from expanding our support personnel and efforts to improve the overall customer experience. Promotional expenses, which include free postage and a free digital scale offered to new customers, are included in cost of service revenue. Promotional expenses were approximately $791,000 and $1.7 million during 2008 and 2007, respectively. The decrease in promotional expense is primarily attributable to a change in our estimate of future coupon redemptions made during 2008. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer’s lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period.

Cost of product revenue increased 7% to $3.5 million in 2008 from $3.3 million in 2007. The increase in cost of product revenue was primarily attributable to the increase in store sales and higher fulfillment costs in 2008 compared with 2007. As a percentage of total revenue, cost of product revenue was 4% in both 2008 and 2007.

Cost of insurance revenue increased 9% to approximately $498,000 in 2008 from $455,000 in 2007. The increase in cost of insurance revenue was primarily attributable to both an increase in the number of insurance transactions and an increase in the average cost per insurance transaction. As a percentage of total revenue, cost of insurance revenue was unchanged at 1% in 2008 and 2007.

Cost of PhotoStamps revenue decreased 28% to $8.5 million in 2008 from $11.9 million in 2007, corresponding to the decrease in PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue decreased to 10% in 2008 from 14% in 2007.

Because of the expiration of a licensing agreement in June 2007, we did not have any cost of other revenue in 2008 compared to approximately $52,000 in 2007.

Sales and Marketing

Sales and marketing expense increased 1% to $33.5 million in 2008 from $33.1 million in 2007. As a percentage of total revenue, sales and marketing expense increased to 40% in 2008 from 39% in 2007. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to the increase in various marketing program expenditures relating to the acquisition of customers for our PC Postage business, partially offset by a decrease in marketing expenditures related to PhotoStamps.

Research and Development

Research and development expense increased 2% to $8.4 million in 2008 from $8.3 million in 2007. The slight increase is mainly attributable to increased headcount related expenses. As a percentage of total revenue, research and development expense was 10% in 2008 and 2007.

General and Administrative

General and administrative expense increased 24% to $15.6 million in 2008 from $12.5 million in 2007. As a percentage of total revenue, general and administrative expense increased to 18% in 2008 from 15% in 2007. The increase, both on an absolute basis and as a percentage of total revenue, is primarily attributable to the increase in legal expenses relating to existing litigation.

Other Income, Net

Other income, net decreased 35% to $2.9 million in 2008 from $4.5 million in 2007. This decrease is mainly attributable to lower interest income resulting from lower interest rates and lower investment balances as we sold certain investments and used the cash to repurchase shares of our common stock.

Liquidity and Capital Resources

As of December 31, 2009 and 2008, we had $72 million and $74 million in cash, restricted cash and short-term and long-term investments, respectively. We invest available funds in short-term and long-term money market funds, commercial paper, asset-backed securities, corporate notes and bonds and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our corporate headquarters with aggregate lease payments of $4.0 million through March 2010. In December 2009, we amended our lease agreement extending the term for 26 months commencing in April 2010 through May 2012. In addition to extending our lease term, we also added lease space of approximately 5,000 square feet. The total remaining aggregate lease payments as of December 31, 2009 under the original and amended lease agreement are $2.4 million.

The following table is a schedule of our significant contractual obligations and commercial commitments, which consists only of the future minimum lease payments under operating leases at December 31, 2009 (in thousands):

Operating
Years ended:
2010	954
2011	1,005
2012	419
Thereafter	—
$2,378

During 2009, we repurchased 1.6 million shares of our common stock for $13.7 million. During 2010, subject to limitations that may be imposed by applicable securities laws and regulations and the rules of The NASDAQ Stock Market, we may consider repurchasing stock by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. We have no commitments to make any such purchases.

On March 4, 2010 we announced that we entered into a transaction on February 27, 2010 to repurchase 1,267,952 shares of our stock for a total cost of $11.4 million. This repurchase transaction was authorized by our board of directors and was independent of our existing share repurchase plan, which remains in effect through August 2010.

Net cash provided by operating activities was $9.9 million and $11.7 million for 2009 and 2008, respectively. The decrease in net cash provided by operating activities is primarily attributable to lower interest income.

Net cash used in investing activities was $4.2 million in 2009. Net cash provided by investing activities was $23.4 million in 2008. The increase in net cash used in investing activities primarily resulted from the purchase of long-term investments.

Net cash used by financing activities was $13.3 million and $26.2 million for 2009 and 2008, respectively. The decrease in net cash used in financing activities resulted primarily from lower shares repurchased of our Company’s common stock in 2009 compared with 2008.

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

Revenue Recognition

We recognize revenue from product sales or services rendered, licensing the use of our software and intellectual property as well as commissions from advertising or sale of products by third party vendors to our customer base when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies, Recent Accounting Pronouncements of our accompanying consolidated financial statements regarding recent accounting pronouncements and our expectation of their impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 321 days at December 31, 2009. Our cash equivalents and investments, net of restricted cash, approximated $71.2 million and had a related weighted average interest rate of 1.1%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

As of the end of the period covered by this Report, our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as of that time, that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2009, which is included herein.

Changes in Internal Controls

During the quarter ended December 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Stamps.com Inc. and Subsidiary

We have audited Stamps.com Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stamps.com Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stamps.com Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. and subsidiary as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Stamps.com Inc. and subsidiary and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 15, 2010

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference herein to our proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

Item 11. Executive Compensation.

The information required under this item is incorporated by reference herein to our proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference herein to our proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference herein to our proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated by reference herein to our proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements.  Our following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

STAMPS.COM INC. AND SUBSIDIARY FINANCIAL STATEMENTS

2. Financial Statement Schedules.  All of our financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

3. Exhibits.  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(11)
3.2	Bylaws of the Company.(3)
4.1	Specimen common stock certificate.(4)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2)
10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7)
10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6)
10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1)
10.7+	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc.(8)
10.8++	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc.(9)
10.9	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5)
10.10	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5)
10.11	Form of Addendum to Stock Option Agreement — Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5)
10.12	Form of Addendum to Stock Option Agreement — Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5)
10.13	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5)
10.14	Form of Addendum to Stock Issuance Agreement — Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5)

Exhibit Number	Description
10.15	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5)
10.16	Form Notice of Grant of Non-Employee Director — Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5)
10.17	Form Notice of Grant of Non-Employee Director — Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5)
10.18	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5)
10.19	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5)
10.20	Stock Purchase Agreement(12)
14	Code of Ethics.(10)
21	List of Subsidiaries: PhotoStamps Inc., a California corporation
23.1	Consent of Ernst & Young LLP.(12)
24.1	Power of Attorney by G. Bradford Jones.(12)
24.2	Power of Attorney by Mohan Ananda.(12)
24.3	Power of Attorney by Lloyd I. Miller.(12)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(12)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(12)
32.1	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)
32.2	Certification of Chief Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).
(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).
(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 7, 1999 (File No. 333-77025).
(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).
(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).
(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003
(9)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004.
(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.
(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008.

(12)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.
+	Confidential treatment requested and received as to certain portions.
++	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Stamps.com Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stamps.com Inc. and subsidiary at December 31, 2009 and 2008, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stamps.com Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 15, 2010

STAMPS.COM INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$45,011	$52,576
Restricted cash	554	554
Short-term investments	2,224	16,235
Accounts receivable, net	4,367	4,163
Other current assets	3,288	4,426
Total current assets	55,444	77,954
Property and equipment, net	2,102	3,086
Intangible assets, net	498	505
Long-term investments	23,956	4,694
Deferred income taxes	3,671	3,671
Other assets	3,587	3,348
Total assets	$89,258	$93,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,583	$11,174
Deferred revenue	4,070	3,743
Total current liabilities	13,653	14,917
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares 47,500 in 2009 and 2008
Issued shares: 24,429 in 2009 and 24,368 in 2008
Outstanding shares: 15,681 in 2009 and 17,242 in 2008	47	47
Additional paid-in capital	630,322	626,810
Treasury stock, at cost, 8,748 shares in 2009 and 7,126 shares in 2008	(104,344)	(90,613)
Accumulated deficit	(450,214)	(456,391)
Accumulated other comprehensive loss	(206)	(1,512)
Total stockholders’ equity	75,605	78,341
Total liabilities and stockholders’ equity	$89,258	$93,258

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Service	$61,372	$61,556	$55,903
Product	10,653	9,906	9,636
Insurance	1,598	1,574	1,478
PhotoStamps	8,485	11,876	17,887
Other	16	—	907
Total revenues	82,124	84,912	85,811
Cost of revenues:
Service	11,869	10,365	9,659
Product	3,989	3,520	3,286
Insurance	494	498	455
PhotoStamps	6,562	8,525	11,854
Other	—	—	52
Total cost of revenues	22,914	22,908	25,306
Gross profit	59,210	62,004	60,505
Operating expenses:
Sales and marketing	31,735	33,538	33,115
Research and development	8,699	8,425	8,260
General and administrative	12,961	15,581	12,538
Total operating expenses	53,395	57,544	53,913
Income from operations	5,815	4,460	6,592
Interest income and other income, net	916	2,918	4,461
Income before income taxes	6,731	7,378	11,053
Provision (benefit) for income taxes	554	(2,786)	387
Net income	$6,177	$10,164	$10,666
Net income per share:
Basic	$0.38	$0.53	$0.51
Diluted	$0.38	$0.53	$0.50
Weighted average shares outstanding:
Basic	16,238	19,081	20,815
Diluted	16,369	19,345	21,194

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2006	22,185	47	618,664	(30,429)	(477,221)	(526)	110,535
Comprehensive income:
Net income	—	—	—	—	10,666	—	10,666
Unrealized gain on investments	—	—	—	—	—	432	432
Comprehensive income							11,098
Stock-based compensation expense	—	—	2,707	—	—	—	2,707
Exercise of stock options	133	—	933	—	—	—	933
Shares issued under the ESPP	43	—	477	—	—	—	477
Stock repurchase	(2,548)	—	—	(33,308)	—	—	(33,308)
Balance at December 31, 2007	19,813	$47	$622,781	$(63,737)	$(466,555)	$(94)	$92,442
Comprehensive income:
Net income	—	—	—	—	10,164	—	10,164
Unrealized loss on investments	—	—	—	—	—	(1,418)	(1,418)
Comprehensive income							8,746
Stock-based compensation expense	—	—	3,344	—	—	—	3,344
Exercise of stock options	45	—	336	—	—	—	336
Shares issued under the ESPP	39	—	349	—	—	—	349
Stock repurchase	(2,655)	—	—	(26,876)	—	—	(26,876)
Balance at December 31, 2008	17,242	$47	$626,810	$(90,613)	$(456,391)	$(1,512)	$78,341
Comprehensive income:
Net income	—	—	—	—	6,177	—	6,177
Unrealized gain on investments	—	—	—	—	—	1,306	1,306
Comprehensive income							7,483
Stock-based compensation expense	—	—	3,097	—	—	—	3,097
Exercise of stock options	18	—	115	—	—	—	115
Shares issued under the ESPP	43	—	300	—	—	—	300
Stock repurchase	(1,622)	—	—	(13,731)	—	—	(13,731)
Balance at December 31, 2009	15,681	$47	$630,322	$(104,344)	$(450,214)	$(206)	$75,605

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	2009	2008	2007
Operating activities:
Net income	$6,177	$10,164	$10,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,216	1,928	3,047
Stock-based compensation expense	3,097	3,344	2,707
Other-than-temporary impairment	83	—	—
Changes in operating assets and liabilities:
Accounts receivable	(204)	(435)	(692)
Other current assets	1,138	(1,937)	(394)
Other assets	(239)	(96)	53
Deferred revenue	327	1,167	2,020
Deferred income taxes	—	(3,671)	—
Accounts payable and accrued expenses	(1,591)	1,239	(524)
Net cash provided by operating activities	10,004	11,703	16,883
Investing activities:
Sale of short-term investments	16,462	29,035	57,952
Purchase of short-term investments	(2,396)	(23,627)	(34,347)
Sale of long-term investments	4,146	28,536	33,251
Purchase of long-term investments	(22,240)	(9,689)	(9,246)
Acquisition of property and equipment	(225)	(858)	(668)
Net cash (used in) provided by investing activities	(4,253)	23,397	46,942
Financing activities:
Proceeds from exercise of stock options	115	336	933
Issuance of common stock under ESPP	300	349	477
Repurchase of common stock	(13,731)	(26,876)	(33,308)
Net cash used in financing activities	(13,316)	(26,191)	(31,898)
Net (decrease) increase in cash and cash equivalents	(7,565)	8,909	31,927
Cash and cash equivalents at beginning of period	52,576	43,667	11,740
Cash and cash equivalents at end of period	$45,011	$52,576	$43,667
Supplemental cash flow information:
Income taxes paid during the period	$706	$833	$354

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Our core service allows customers to buy and print United States Postal Service (USPS) approved postage using any personal computer, an ordinary inkjet or laser printer, and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of USPS mail classes including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, corporations and individuals. In 1999, we became the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model. On August 10, 2004, we publicly launched a market test of PhotoStamps®, which allows consumers to turn digital photos, designs or images into valid US postage. In May 2009 we successfully completed the market test of our PhotoStamps product.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc. and PhotoStamps Inc. In October 2009, we formed PhotoStamps Inc., a wholly-owned subsidiary, for the purpose of managing our retail gift card operations. Because 100% of the voting control is held by us, we have consolidated PhotoStamps Inc. in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

Our cash equivalents and investments consisted of money market funds, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2009 and 2008. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are included as a separate component of stockholders’ equity.

Accounts Receivable

Our accounts receivable relate to PC Postage services, PhotoStamps sales, branded insurance provided to customers prior to billing and other receivables. Accounts receivable, net of allowances for uncollectible accounts of approximately $96,000 and $31,000 as of December 31, 2009 and 2008, respectively, were $4.4 million and $4.2 million as of December 31, 2009 and 2008, respectively.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

We evaluate the collectibility of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers deteriorates, resulting in their inability to make payments, additional provisions are recorded in that period.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

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

During 2009, 2008 and 2007, we did not recognize revenue from any one customer that represented 10% or more of revenues.

As of December 31, 2009, we have accounts receivable from one customer that represented approximately 10% of the total accounts receivable balance. As of December 31, 2008, we did not have accounts receivable from any one customer that represented 10% or more of the total trade accounts receivable balance.

Inventories

Inventories consist of finished product sold through our supplies store and are accounted for using the lower of cost (first-in, first-out (FIFO) method) or market. Inventories reported as a component of other current assets in 2009 and 2008 were $2.0 million and $2.8 million, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed principally on a straight-line method over the estimated useful life of the asset, ranging from three to five years. Leasehold improvements are amortized over the term of the lease. We have a policy of capitalizing expenditures that materially increase assets’ useful lives and charging ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in operations.

Trademarks and Patents

Acquired trademarks, patents and other intangibles are included in intangible assets, net in the accompanying balance sheets and are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from 4 to 17 years. During 2009, 2008 and 2007, amortization expense, including the amortization of trademarks and patents, was approximately $6,000, $367,000 and $1.1 million, respectively.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets including intangible assets with definitive useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and intangible assets that have indefinite useful lives are not amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives.

Goodwill and other intangibles are tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required, and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation. Based on the annual evaluations performed by us, there was no impairment during the years ended December 31, 2009, 2008 or 2007.

Deferred Revenue

We sell gift cards for our PhotoStamps product to our customers through our website and selected third parties. Proceeds from the sale of gift cards are initially recorded as a liability when received. We record the liability for outstanding gift cards in deferred revenue.

Revenue Recognition

We recognize revenue from product sales or services rendered, licensing the use of our software and intellectual property as well as commissions from advertising or sale of products by third party vendors to our customer base when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

Customers pay face value for postage purchased for use through our PC Postage software, and the funds are transferred directly from the customers to the USPS. We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

PhotoStamps revenue includes the price of postage and is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the years ended December 31, 2009, 2008 and 2007.

We provide our customers with the opportunity to purchase parcel insurance directly through our software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

Revenue from gift cards, which is recognized at the time of redemption, was not significant to our financial statements during the years ended December 31, 2009, 2008 and 2007. Because we do not yet have meaningful historical data upon which to base estimates for gift cards that will never be redeemed (“breakage”), we have not recorded any breakage income related to our gift card program.

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

Promotional Expense

New PC Postage customers are offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense, which is included in cost of service, is incurred as customers qualify and therefore may not correlate directly with changes in revenue as the revenue associated with the acquired customer is earned over the customer’s lifetime.

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

Advertising Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. For the years ended December 31, 2009, 2008 and 2007, advertising and tradeshow costs were $4.7 million, $4.3 million and $2.2 million, respectively.

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

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

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

	Year Ended December 31,
	2009	2008	2007
Net income	$6,177	$10,164	$10,666
Basic – weighted average common shares	16,238	19,081	20,815
Dilutive effect of common stock equivalents	131	264	379
Dilutive – weighted average common shares	16,369	19,345	21,194
Net income per share:
Basic	$0.38	$0.53	$0.51
Diluted	$0.38	$0.53	$0.50

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year Ended December 31,
	2009	2008	2007
Anti-dilutive stock options shares	2,677	2,642	2,230

Stock-Based Compensation

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and recognize stock-based compensation expense during each period based on the value of that portion of share-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. We estimate forfeitures at the time of grant based on historical data and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recognized for all employee stock options granted is recognized using the straight-line method over their respective vesting periods of three to five years.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2009	2008	2007
Stock-based compensation expense relating to:
Employee and director stock options	$3,044	$3,220	$2,623
Employee stock purchases	53	124	84
Total stock-based compensation expense	$3,097	$3,344	$2,707
Stock-based compensation expense relating to:
Cost of revenues	$275	$289	$291
Sales and marketing	769	754	495
Research and development	651	631	617
General and administrative	1,402	1,670	1,304
Total stock-based compensation expense	$3,097	$3,344	$2,707

We use the Black-Scholes option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and actual and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2009	2008	2007
Expected dividend yield	—	—	—
Risk-free interest rate	2.00%	2.90%	4.45%
Expected volatility	53%	51%	48%
Expected life (in years)	4.5	5	5
Expected forfeiture rate	20%	17%	16%

Treasury Stock

During 2009, 2008 and 2007, we repurchased 1.6 million shares for $13.7 million, 2.7 million shares for $26.9 million and 2.5 million shares for $33.3 million, respectively.

Segment Information

We operate in a single segment. We are a provider of Internet-based postage solutions located in a single geographic location from which substantially all of our revenue is generated. While components of revenue include both services and products associated with our postage solutions, our Chief Executive Officer, which is the chief operating decision maker, evaluates performance, makes operating decisions and allocates resources based on the financial data provided in our financial statements as a single operating segment. In addition, discrete financial information is not generated, prepared or reviewed at any level that allow for the creation of an additional operating segment.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. Statement of Financial Accounting Standards (“SFAS”) 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”), as codified in Accounting Standards Codification (“ASC”) ASC 825, Financial Instruments, which amend the required disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and the required disclosures in summarized financial information at interim reporting periods. This is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods after March 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments (“FSP SFAS 115-2 and SFAS 124-2”), as codified in ASC 320, Investments-Debt and Equity. FSP SFAS 115-2 and SFAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods after March 15, 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”), as codified in ASC 820, Fair Value Measurements and Disclosures. FSP SFAS 157-4 provides guidelines for (1) estimating fair value in accordance with SFAS No. 157, “Fair Value Measurement”, when the volume and level of activity for an asset or liability have significantly decreased and (2) identifying circumstances indicating that a transaction is not an orderly one. This is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), as codified in ASC 855, Subsequent Events. SFAS No. 165 establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01 (Topic 105), “Generally Accepted Accounting Principles,” as codified in ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Codification as the official single source of authoritative United States generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This update is effective for financial statements issued for interim and annual reports ending after September 15, 2009. The adoption of this update did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. The adoption of this update did not have a material impact on our consolidated financial statements.

3. Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks and other intellectual property with a gross carrying value of $8.3 million as of December 31, 2009 and 2008 and accumulated amortization of $7.8 million as of December 30, 2009 and 2008, respectively. The expected useful lives of our amortizable intangible assets range from 4 to 17 years. During 2009, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2009 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2009. Aggregate amortization expense on patents and trademarks was approximately $6,000, $367,000 and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our expected amortization expense for the next five years is not significant to our consolidated financial statements.

4. Cash, Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2009 and 2008. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All investments are classified as available for sale and are recorded at market value using the specific identification method. Unrealized gains and losses are included as a separate component of stockholders’ equity. We have eight securities with a total fair value of $4.5 million that have unrealized losses of approximately $473,000 as of December 31, 2009. Realized gains and losses are reflected in interest income and other income, net using the specific identification method.

The following table summarizes realized gains and losses for the period indicated (in thousands):

	December 31,
	2009	2008
Realized gain	$37	$50
Realized loss	(5)	(41)
Net realized gain (loss)	$32	$9

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments  – (continued)

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost, and it is probable that we will not collect all contractual cash flows. During the fourth quarter of 2009 we recorded OTTI of approximately $83,000 after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following table summarizes our cash, cash equivalents, restricted cash and investments as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,132	$—	$—	$9,132
Money market	35,879	—	—	35,879
Cash and cash equivalents	45,011	—	—	45,011
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short-term investments:
Corporate notes and bonds	2,221	17	(14)	2,224
Short-term investments	2,221	17	(14)	2,224
Long-term investments:
Corporate bonds and asset backed securities	24,165	250	(459)	23,956
Long-term investments	24,165	250	(459)	23,956
Cash and equivalents, restricted cash and investments	$71,951	267	(473)	$71,745

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments  – (continued)

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,762	$—	$—	$6,762
Money market	45,814	—	—	45,814
Cash and cash equivalents	52,576	—	—	52,576
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short-term investments:
Corporate notes and bonds	14,285	62	(110)	14,237
U.S. Government and agency securities	2,002	—	(4)	1,998
Short-term investments	16,287	62	(114)	16,235
Long-term investments:
Corporate bonds and asset backed securities	6,154	3	(1,463)	4,694
U.S. Government and agency securities	—	—	—	—
Long-term investments	6,154	3	(1,463)	4,694
Cash and equivalents, restricted cash and investments	$75,571	65	(1,577)	$74,059

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2009 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$2,775	$2,778
Due after one year through five years	24,165	23,956
Due after five years through ten years	—	—
Total	$26,940	$26,734

Total restricted cash of approximately $554,000 as of December 31, 2009 and 2008 is related to a letter of credit for our facility, which we expect to be released in 2010 in connection with our amended lease agreement.

5. Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 — Valuations based on unadjusted quoted prices for identical assets in an active market.

Level 2 — Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Fair Value Measurements  – (continued)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$45,011	$45,011	$—	$—
Available-for-sale debt securities	26,734	—	26,734	—
Total	$71,745	$45,011	$26,734	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of December 31, 2009.

6. Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Payroll and related accrual	$2,359	$2,090
Legal and related accrual	615	1,295
Deferred rent accrual	24	162
Sales and marketing related accrual	2,255	2,908
Other accruals	4,330	4,719
Accounts payable and Accrued expenses	$9,583	$11,174

7. Allowance for Doubtful Accounts

As of December 31, 2009 and 2008, our allowance for doubtful accounts totaled approximately $96,000 and $31,000, respectively. Increases in our allowance for doubtful accounts totaled approximately $65,000 and $16,000 for 2009 and 2008, respectively. There were no material write-offs against the allowance for doubtful accounts during 2009 or 2008.

8. Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2009	2008
Furniture and equipment	$1,679	$1,679
Computers and software	13,241	13,036
Leasehold improvements	1,739	1,719
	16,659	16,434
Less accumulated depreciation and amortization	(14,557)	(13,348)
Property and equipment, net	$2,102	$3,086

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Property and Equipment  – (continued)

During 2009, 2008 and 2007, depreciation expense was $1.2 million, $1.6 million and $2.0 million, respectively. We did not dispose of any property and equipment in 2009 and 2007. We disposed of $3.6 million of fully depreciated property and equipment in 2008.

9. Income Taxes

During 2009, our income tax expense consisted of alternative minimum federal tax and state income tax. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of federal net operating losses (NOLs) to offset current federal tax expense. A valuation allowance was originally recorded against our deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During the first quarter of 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $3.7 million. During 2009, we re-evaluated our deferred tax assets and determined that the realization of our net deferred tax asset of $3.7 million continues to be more likely than not. In making such determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. We continue to maintain a valuation allowance for the remainder of our deferred tax assets. In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. As a result of not being able to use our state NOLs, we incurred approximately $370,000 and $523,000 of additional California state income tax expense during the year ended December 31, 2009 and 2008, respectively. We recorded a current tax provision for corporate alternative minimum federal taxes and state taxes of approximately $165,000 and $389,000, respectively for 2009.

Effective January 1, 2007, we have adopted guidance related to uncertain tax positions. Under the guidance, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

In accordance with the guidance we have evaluated our tax credits for uncertain tax positions. As of December 31, 2009 we have net tax credits totaling $2.8 million for Federal and California purposes. In addition, we had $1.7 million of unrecognized tax benefits which is subject to examination by the taxing authorities and upon further examination, we may increase or decrease our unrecognized tax benefit based on the results of the examination.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2006	$—
Additions for tax positions of prior years	—
Addition for tax position of the current year	—
Settlement	—
Balance at December 31, 2007	—
Additions for tax positions of prior years	—
Addition for tax position of the current year	—
Settlement	—
Balance at December 31, 2008	—
Additions for tax positions of prior years	(1,557)
Addition for tax position of the current year	(153)
Settlement	—
Balance at December 31, 2009	$(1,710)

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, we have not recorded any interest and penalty expense.

We remain subject to examination by the relevant tax authorities. These include the 2006 through 2008 tax years for federal purposes and the 2005 through 2008 tax years for California purposes.

Our effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and research tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2009 and 2008 are presented below (in thousands):

	2009	2008
Deferred tax assets (liabilities):
Net operating loss carryforward	$87,091	$90,068
Tax credits	2,766	1,299
Depreciation	379	(379)
Amortization	1,189	606
Accruals	3,507	3,655
Total deferred tax assets	94,932	95,249
Valuation allowance	(91,261)	(91,578)
Net deferred tax assets	$3,671	$3,671

We have an NOL carryforward of approximately $230 million and $150 million for federal and state income tax purposes, respectively, at December 31, 2009 and approximately $240 million and $150 million for federal and state income tax purposes, respectively, at December 31, 2008, which can be carried forward to offset future taxable income. We have available a tax credit carryforward of approximately$5.1 million and $1.3 million at December 31, 2009 and 2008, respectively, which can be carried forward to offset future taxable liabilities. Our federal NOLs will begin to expire in 2020; our state NOLs will begin to expire in 2014. The federal tax credits begin to expire in 2020. Under California law, California tax credits do not have an expiration date.

The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions that may limit the NOL carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests.

We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2009, we were at approximately 26% compared with the 50% level that would trigger impairment of our NOLs.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

The provision for income taxes consists of (in thousands):

	2009	2008	2007
Current:
Federal	$165	$259	$286
State	389	626	101
	554	885	387
Deferred:
Federal	—	3,134	—
State	—	537	—
	—	(3,671)	—
Provision for income taxes	$554	$(2,786)	$387

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2009	2008	2007
Income tax at statutory federal rate	$2,288	$2,460	$3,757
State income taxes, net of federal benefit	393	422	730
Effect of permanent differences	757	765	36
Other	(195)	302	3,000
Change in valuation allowance	(2,689)	(6,735)	(7,136)
	$554	$(2,786)	$387

10. Commitments and Contingencies

Operating Leases

The following is a schedule of significant future minimum lease payments under operating leases at December 31, 2009 (in thousands):

Operating
Years ending:
2010	954
2011	1,005
2012	419
Thereafter	—
$2,378

Total rent expense was approximately $657,000 in each of 2009, 2008 and 2007.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our corporate headquarters with aggregate lease payments of $4.0 million through March 2010. In December 2009, we amended our lease agreement term for 26 months commencing in April 2010 through May 2012. In addition to extending our lease term, we also added lease space of approximately 5,000 square feet. The total remaining aggregate lease payments as of December 31, 2009 for the original and amended lease agreement is $2.4 million. As of December 31, 2009, we maintained a letter of credit for the facility lease in the amount of $554,000.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Employee Stock Plans

Stock Incentive Plans

Our 1999 Stock Incentive Plan (the “1999 Plan”) served as the successor to the 1998 Stock Plan (the “Predecessor Plan”). The 1999 Plan became effective in June 1999. At that time, all outstanding options under the Predecessor Plan were transferred to the 1999 Plan, and no further option grants can be made under the Predecessor Plan. All outstanding options under the Predecessor Plan continued to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options. In June 2009, our 1999 Plan expired and no further options grants can be made under this plan.

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	Number of Options
Balance at December 31, 2006	2,197	$17.52
Granted	1,368	13.71
Forfeited	(342)	18.86
Exercised	(132)	7.05
Balance at December 31, 2007	3,091	$16.17
Granted	528	11.36
Forfeited	(288)	16.48
Exercised	(45)	7.49
Balance at December 31, 2008	3,286	$16.77
Granted	146	8.93
Forfeited	(238)	26.54
Exercised	(18)	6.57
Balance at December 31, 2009	3,176	$14.38

The weighted-average fair value of stock grants for 2009, 2008 and 2007 using the Black-Scholes valuation method are as follows:

	2009	2008	2007
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$4.04	$5.28	$6.56
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$4.04	$5.28	$6.56

Weighted average exercise prices for 2009 stock options are as follows:

2009
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$6.57
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	—
Total weighted-average exercise price	$6.57

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Employee Stock Plans  – (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2009 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.00 – $16.20	2,373	6.3	$11.45	1,582	$11.09
$16.21 – $32.40	666	4.6	$19.57	659	$19.54
$32.41 – $48.60	111	4.1	$34.51	109	$34.54
$48.61 – $64.80	20	0.2	$57.33	20	$57.33
$64.81 – $81.00	6	0.1	$79.00	6	$79.00
$0.10 – $81.00	3,176	5.9	$14.38	2,376	$15.08

The following table summarizes stock option activity related to our 1999 Stock Incentive Plan for 2009:

	Number of Stock Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2008	3,286	$15.48
Granted	146	8.93
Exercised	(18)	6.57
Forfeited or expired	(238)	26.54
Balance at December 31, 2009	3,176	14.38	5.9	$1,121
Exercisable at December 31, 2009	2,376	$15.08	5.1	$1,078

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $9.00 at December 31, 2009, the last trading day of 2009, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during 2009, 2008 and 2007 was $4.04, $5.28 and $6.56, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was approximately $48,000, $275,000 and $769,000, respectively.

The following table summarizes the status of our nonvested stock options as of December 31, 2009:

	Nonvested Number of Stock Options (in Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,203	$6.29
Granted	146	4.04
Vested	(480)	6.55
Forfeited	(69)	5.28
Nonvested at December 31, 2009	800	$5.81

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Employee Stock Plans  – (continued)

As of December 31, 2009, there was $4.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

In June 1999, our Board of Directors adopted an Employee Stock Purchase Plan (ESPP), which allows our eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

Eligible participants may contribute up to 15% of cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

Upon adoption of the plan, 150,000 shares of common stock were reserved for issuance. This reserve automatically increases on the first trading day in January each year, by an amount equal to 1% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year. In no event will any annual increase exceed 260,786 shares.

In July 2009, our board of directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. As of December 31, 2009, we had 1.9 million shares available for issuance under our ESPP. Total shares of common stock issued pursuant to the ESPP during 2009, 2008 and 2007 were approximately 43,000, 39,000 and 43,000, respectively.

Savings Plan

During 1999, we implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary, but not more than statutory limits. We match 50% of the first 4% a participant contributes. We expensed approximately $233,000, $209,000 and $200,000 in 2009, 2008 and 2007, respectively, related to this plan.

12. Legal Proceedings

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. Kara Technology seeks an injunction, unspecified damages, and attorneys’ fees. The suit was transferred to the United States District Court for the Central District of California. In the trial court, we won on all counts. However, on September 24, 2009, the United States Court of Appeals for the Federal Circuit vacated-in-part and reversed-in-part a portion of the judgment of the trial court in our favor. In particular, the Court remanded for further proceedings that portion of the complaint alleging infringement by NetStamps and breach of contract. The findings in our favor with respect to infringement by PhotoStamps and the trade secret claim remain in effect.

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. We seek an injunction, unspecified damages, and attorneys’ fees. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for a declaratory judgment that all eleven patents are invalid, unenforceable and not infringed. On November 10, 2008, we were required to select fifteen claims (from over six hundred claims available) to be the subject of the trial. On November 9, 2009, the Court granted the summary judgment motion of Endicia, Inc. and PSI Systems,

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Legal Proceedings  – (continued)

Inc. that the fifteen claims we selected are invalid. We have asked the Court to allow us to select more claims, and the defendants have asked the Court to enter judgment against us. We intend to file an appeal if the Court enters judgment against us.

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we seek an injunction, unspecified damages, and attorneys’ fees. A “Markman hearing” to determine the meaning of the claims is scheduled for March 24, 2010. The Court has not scheduled a trial commencement date.

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

We are subject to various other routine legal proceedings and claims incidental to our business.

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

13. Subsequent Events

Except as noted in the following paragraph, we are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

On February 27, 2010, we entered into a stock purchase agreement whereby we purchased 1.3 million shares for $11.4 million outside our current stock purchase program.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September	December
	(In Thousands Except per Share Data)
Fiscal Year 2009:
Revenues	$20,048	$20,182	$20,216	$21,678
Gross profit	14,670	14,636	14,692	15,213
Income from operations	1,115	904	1,744	2,052
Net income	1,222	1,052	1,731	2,171
Net income per share:
Basic	$0.07	$0.06	$0.11	$0.14
Diluted	$0.07	$0.06	$0.11	$0.14
Weighted average shares outstanding:
Basic	16,864	16,301	16,035	15,764
Diluted	16,992	16,427	16,162	15,897
Fiscal Year 2008:
Revenues	$21,072	$21,410	$20,156	$22,274
Gross profit	15,203	15,989	15,108	15,704
Income from operations	694	650	1,791	1,325
Net income	5,198	1,306	2,063	1,597
Net income per share:
Basic	$0.26	$0.07	$0.11	$0.09
Diluted	$0.26	$0.07	$0.10	$0.09
Weighted average shares outstanding:
Basic	19,723	19,382	19,410	17,820
Diluted	19,950	19,712	19,726	17,994

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 15th day of March 2010.

STAMPS.COM INC.
By: /s/ Kenneth McBride Kenneth McBride Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kenneth McBride Kenneth McBride	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010
/s/ Kyle Huebner Kyle Huebner	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010
* Mohan P. Ananda	Director	March 15, 2010
* G. Bradford Jones	Director	March 15, 2010
* Lloyd I. Miller	Director	March 15, 2010

*	By Kenneth McBride as Attorney-in-fact.