Form 10-Q
period 2010-03-31
STAMPS.COM INC
filed 2010-05-10
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number: 000-26427

Stamps.com Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0454966
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 30, 2010, there were approximately 14,287,786 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,440	$45,011
Restricted cash	—	554
Short-term investments	5,157	2,224
Accounts receivable, net	4,120	4,367
Other current assets	3,058	3,288
Total current assets	45,775	55,444

Property and equipment, net	2,002	2,102
Intangible assets, net	498	498
Long-term investments	24,780	23,956
Deferred income taxes.	3,671	3,671
Other assets	3,237	3,587
Total assets	$79,963	$89,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,723	$9,583
Deferred revenue	4,088	4,070
Total current liabilities	13,811	13,653

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2010 and 2009
Issued shares: 24,460 in 2010 and 24,429 in 2009
Outstanding shares: 14,288 in 2010 and 15,681 in 2009	47	47
Additional paid-in capital	631,231	630,322
Accumulated deficit	(448,069)	(450,214)
Treasury stock, at cost, 10,172 shares in 2010 and 8,748 shares in 2009	(117,159)	(104,344)
Accumulated other comprehensive income (loss)	102	(206)
Total stockholders’ equity	66,152	75,605
Total liabilities and stockholders’ equity	$79,963	$89,258

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Service	$16,018	$15,314
Product	3,073	2,617
Insurance	394	404
PhotoStamps	1,501	1,713
Other	3	—
Total revenues	20,989	20,048
Cost of revenues:
Service	3,483	3,008
Product	1,139	945
Insurance	114	125
PhotoStamps	1,078	1,300
Total cost of revenues	5,814	5,378
Gross profit	15,175	14,670
Operating expenses:
Sales and marketing	7,984	8,064
Research and development	2,170	2,227
General and administrative	2,967	3,264
Total operating expenses	13,121	13,555
Income from operations	2,054	1,115

Interest and other income, net	171	357
Income before income taxes	2,225	1,472
Income tax expense	80	250
Net income	$2,145	$1,222

Net income per share
Basic	$0.14	$0.07
Diluted	$0.14	$0.07
Weighted average shares outstanding
Basic	15,142	16,864
Diluted	15,272	16,992

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$2,145	$1,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250	326
Stock-based compensation expense	705	793
Changes in operating assets and liabilities:
Accounts receivable	247	820
Other current assets	230	571
Other assets	350	(220)
Deferred revenue	18	(160)
Accounts payable and accrued expenses	140	(166)
Net cash provided by operating activities	4,085	3,186

Investing activities:
Sale of short-term investments	710	9,315
Purchase of short-term investments	(3,599)	—
Sale of long-term investments	3,526	214
Purchase of long-term investments	(4,086)	(14,983)
Release of restricted cash	554	—
Purchase of property and equipment	(150)	(94)
Net cash used in investing activities	(3,045)	(5,548)

Financing activities:
Proceeds from exercise of stock options	35	1
Issuance of common stock under ESPP	169	143
Repurchase of common stock	(12,815)	(6,878)
Net cash used in financing activities	(12,611)	(6,734)
Net decrease in cash and cash equivalents	(11,571)	(9,096)
Cash and cash equivalents at beginning of period	45,011	52,576

Cash and cash equivalents at end of period	$33,440	$43,480

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2010 AND 2009 IS UNAUDITED)

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and cash flows for the three months ended March 31, 2010.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Use of Estimates and Risk Management

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, and deferred income taxes and estimates regarding the useful lives of patents and other amortizable intangibles.

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

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2010 AND 2009 IS UNAUDITED)

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentations.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

Revenue Recognition

We recognize revenue from product sales or services rendered and commissions from advertising or sale of products by third party vendors to our customer base when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

Customers pay face value for postage purchased for use through our PC Postage software, and the funds are transferred directly from the customers to the United States Postal Service (“USPS”). We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

PhotoStamps revenue includes the price of postage and is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three months ended March 31, 2010 and 2009.

We provide our customers with the opportunity to purchase parcel insurance directly through our software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance, and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

Revenue from gift cards, which is recognized at the time of redemption, was not significant to our consolidated financial statements during the three months ended March 31, 2010 and 2009. Because we do not have meaningful historical data upon which to base estimates for gift cards that will never be redeemed (“breakage”), we have not recorded any breakage income related to our gift card program.

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2010 AND 2009 IS UNAUDITED)

2.	Legal Proceedings

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

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. We seek an injunction, unspecified damages, and attorneys’ fees. On January 8, 2007, Endicia, Inc. and PSI Systems, Inc. filed counterclaims asking for a declaratory judgment that all eleven patents are invalid, unenforceable and not infringed. On November 10, 2008, we were required to select fifteen claims (from over six hundred claims available) to be the subject of the trial. On November 9, 2009, the Court granted the summary judgment motion of Endicia, Inc. and PSI Systems, Inc. that the fifteen claims we selected are invalid. We have filed a notice of appeal.

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we seek an injunction, unspecified damages, and attorneys’ fees. A “Markman hearing” to determine the meaning of the claims was held March 24, 2010. The Court has not scheduled a trial commencement date.

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

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2010 AND 2009 IS UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net income	$2,145	$1,222

Basic - weighted average common shares	15,142	16,864
Diluted effect of common stock equivalents	130	128
Diluted - weighted average common shares	15,272	16,992

Earnings per share:
Basic	$0.14	$0.07
Diluted	$0.14	$0.07

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2010	2009
Anti-dilutive stock option shares	2,433	2,746

4.	Stock-Based Employee Compensation

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2010 AND 2009 IS UNAUDITED)

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense relating to:
Employee and director stock options	$672	$768
Employee stock purchases	33	25
Total stock-based compensation expense	$705	$793

Stock-based compensation expense relating to:
Cost of revenues	$63	$71
Sales and marketing	185	191
Research and development	151	164
General and administrative	306	367
Total stock-based compensation expense	$705	$793

We use the Black-Scholes option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and actual and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility was based on the historical volatility of our stock price. We base the risk-free interest rate on US Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.  The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Expected dividend yield	N/A	—
Risk-free interest rate	N/A	1.78%
Expected volatility	N/A	53%
Expected life (in years)	N/A	4.5
Expected forfeiture rate	N/A	20%

We did not grant any stock options in the first quarter of 2010.

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks and other intellectual property with a gross carrying value of $8.3 million and accumulated amortization of $7.8 million as of March 31, 2010 and December 31, 2009. The expected useful lives of our amortizable intangible assets range from 4 to 17 years. During 2009, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2009 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2009. Aggregate amortization expense on patents and trademarks was not material to our consolidated financial statements for the three months ended March 31, 2010 and March 31, 2009. Our amortization expense for the next five years is not expected to be material to our consolidated financial statements.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2010 AND 2009 IS UNAUDITED)

 6.           Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$2,145	$1,222
Unrealized gain (loss) on investments	308	(163)
Comprehensive income	$2,453	$1,059

7.	Income Taxes

During the first quarter of 2010, our income tax expense consisted of both federal and state alternative minimum tax. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of net operating losses (NOLs) to offset current federal and state tax expense. A valuation allowance was originally recorded against our deferred tax assets because we determined that the realization of these assets did not meet the more likely than not criteria. During the first quarter of 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $3.7 million. During 2009, we re-evaluated our deferred tax assets and determined that the realization of our net deferred tax asset of $3.7 million continues to be more likely than not.  In making such determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. We continue to maintain a valuation allowance for the remainder of our deferred tax assets. In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. As a result of not being able to use our state NOLs, we incurred approximately $207,000 additional California state income tax expense during the three months ended March 31, 2009. During the three months ended March 31, 2010, we recorded a tax provision for corporate alternative minimum taxes of approximately $80,000.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2010 AND 2009 IS UNAUDITED)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$33,440	$33,440	$—	$—
Available-for-sale debt securities
Asset-backed securities	4,520	—	4,520	—
Corporate bonds	25,417	—	25,417	—
Total	$63,377	$33,440	$29,937	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of March 31, 2010.

9.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, asset-backed securities and public corporate debt securities at March 31, 2010 and December 31, 2009. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income using the specific identification method. There was no material realized gain or loss with respect to our investments during the first quarter of 2010. Unrealized gains and losses are included as a separate component of stockholders' equity. We have 11 securities with a total fair value of $8.3 million that have unrealized losses of approximately $266,000 as of March 31, 2010. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Realized gain	$1.9	$35.5
Realized loss	—	(4.9)
Net realized gain	$1.9	$30.6

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost, and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three months ended March 31, 2010, after evaluating a number of factors including, but not limited to:

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2010 AND 2009 IS UNAUDITED)

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following table summarizes our cash, cash equivalents, restricted cash and investments as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Cash	$9,664	$-	$-	$9,664
Money market	23,776	-	-	23,776
Cash and cash equivalents	33,440	-	-	33,440
Short-term investments:
Corporate notes and bonds	5,110	53	(6)	5,157
Short-term investments	5,110	53	(6)	5,157
Long-term investments:
Corporate bonds and asset backed securities	24,725	315	(260)	24,780
Long-term investments	24,725	315	(260)	24,780
Cash equivalents and investments	$63,275	368	(266)	$63,377

	December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Cash	$9,132	$-	$-	$9,132
Money market	35,879	-	-	35,879
Cash and cash equivalents	45,011	-	-	45,011
Restricted cash:
Corporate notes and bonds	554	-	-	554
Restricted cash	554	-	-	554
Short-term investments:
Corporate notes and bonds	2,221	17	(14)	2,224
Short-term investments	2,221	17	(14)	2,224
Long-term investments:
Corporate bonds and asset backed securities	24,165	250	(459)	23,956
Long-term investments	24,165	250	(459)	23,956
Cash equivalents, restricted cash and investments	$71,951	267	(473)	$71,745

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2010 AND 2009 IS UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of March 31, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$5,110	$5,157
Due after one year through five years	24,725	24,780
Due after five years through ten years	-	-
Total	$29,835	$29,937

10.	Recent Accounting Standard

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update No. 2010-06 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10). This update requires a gross presentation of activities within the Level 3 rollforward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. The update further clarifies the existing disclosure requirements regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. This update was effective for our fiscal year beginning January 1, 2010 except for the gross presentation of the Level 3 rollforward information, which is effective for our fiscal year beginning January 1, 2011. The adoption of this amended standard did not significantly impact our consolidated financial statements.

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

Please refer to the risk factors under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2009 as well as those described elsewhere in our public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Stamps.com, NetStamps, PhotoStamps, Hidden Postage, Stamps.com Internet postage and the Stamps.com logo are our trademarks.  This report also references trademarks of other entities.

 SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $230 million and $150 million, respectively, with potential value of up to approximately $90 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of March 31, 2010 we were at approximately a 34% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of April 30, 2010, we had approximately 14.3 million shares outstanding, and therefore ownership of approximately 714,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating owning more than 570,000 shares contact us before doing so.

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

In addition to postage purchases, customers pay us a monthly service fee ranging from $15.99 to $39.99 depending on the features and capabilities of the particular service. Our Pro Plan offers a basic set of Stamps.com mailing & shipping features with a single-user capability.  Our Premiere plan for larger small businesses adds multiple-user functionality, automated Certified Mail forms, FedEx label printing, additional reference codes and higher allowable postage balances to our Pro Plan feature set. Our Professional Shipper plan is targeted to higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. Our Enterprise service is targeted to organizations with multiple geographic locations and features enhanced reporting that allows a central location such as a corporate headquarters greater visibility and control over postage expenditures across their network of locations.

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

Results of Operations

Total revenue in the first quarter of 2010 was $21.0 million, an increase of 5% from $20.0 million in the first quarter of 2009.  PC Postage revenue, including service revenue, product revenue and insurance revenue, in the first quarter of 2010 was $19.5 million, an increase of 6% from $18.3 million in the first quarter of 2009. PhotoStamps revenue in the first quarter of 2010 was $1.5 million, a decrease of 12% from $1.7 million in the first quarter of 2009. The following table sets forth the breakdown of revenue for the first quarter of 2010 and 2009 and the resulting percentage change (revenue in thousands):

	Three months ended March 31,
	2010	2009	% Change
Service revenue	$16,018	$15,314	5%
Product revenue	3,073	2,617	17%
Insurance revenue	394	404	(3)%
PC postage revenue	$19,485	$18,335	6%

PhotoStamps revenue	$1,501	$1,713	(12)%
Other revenue	3	—	—
Total revenue	$20,989	$20,048	5%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2010 as our estimated return-on-investment continued to be attractive.  Primarily as a result of these decisions, PC Postage revenue for customers acquired through our non-enhanced promotion channels was $18.2 million in the first quarter of 2010, an increase of 10% from $16.6 million in the first quarter of 2009.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service.  We have been reducing our investment in this area over the last few years, which reduced our revenue for customers acquired through this channel to $1.3 million in the first quarter of 2010, a decrease of 25% from $1.8 million in the first quarter of 2009.

The following table sets forth the breakdown of PC Postage revenue between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for the first quarters of 2010 and 2009 and the resulting percent change (revenue in thousands):

	Three months ended March 31,
	2010	2009	% Change
Non-enhanced promotion revenue	$18,157	$16,564	10%
Enhanced promotion revenue	1,328	1,771	(25)%
PC postage revenue	$19,485	$18,335	6%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average monthly revenue per paid customer.

The number of paid customers originally acquired through our non-enhanced promotion channels during the first quarter of 2010 was approximately 336,000, an increase of 4.5% from the 320,000 in the first quarter of 2009. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The increase in paid customers in the first quarter of 2010 was attributable to both increased customer acquisition and reduced churn in these channels. We believe the increased customer acquisition was primarily attributable to increased customer acquisition spending and improvements in the economic environment. We believe the decreased churn rates were primarily attributable to increased usage of our service and improvements in the economic environment.

For customers originally acquired through our non-enhanced promotion channels, our average monthly revenue per paid customer for the first quarter of 2010 was $18.03, an increase of 5% compared to $17.18 for the first quarter of 2009. We believe the increase in average monthly revenue per paid customer was partially attributable to having a larger number of customers on higher-priced plans and partially attributable to an increase in the average store revenue per paid customer driven by increased usage of our service.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Total Revenues
Service	76%	76%
Product	15%	13%
Insurance	2%	2%
PhotoStamps	7%	9%
Other	—	—
Total revenues	100.0%	100%
Cost of revenues
Service	17%	15%
Product	5%	5%
Insurance	1%	1%
PhotoStamps	5%	6%
Total cost of revenues	28%	27%
Gross profit	72%	73%
Operating expenses:
Sales and marketing	38%	40%
Research and development	10%	11%
General and administrative	14%	16%
Total operating expenses	63%	68%
Income from operations	10%	6%
Interest income and other income, net	1%	2%
Income before income taxes	11%	7%
Income tax expense	0%	1%

Net income	10%	6%

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

Service revenue increased 5% to $16.0 million in the first quarter of 2010 from $15.3 million in the first quarter of 2009. The 5% increase in service revenue consisted of an 8% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 25% decrease in service revenue from customers acquired through our enhanced promotion channel. The 8% increase in service revenue from customers through the non-enhanced promotion channels consisted of a 4% increase in successfully billed customers and a 4% increase in average service revenue per customer.   As a percentage of total revenue, service revenue remained at 76% during each of the first quarters of 2010 and 2009.

Product revenue increased 17% to $3.1 million in the first quarter of 2010 from $2.6 million in the first quarter of 2009. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; (3) the additional SKUs we added to our Supplies Store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the first quarter of 2010 was $101 million, an 18% increase from the $85 million printed during the first quarter of 2009. As a percentage of total revenue, product revenue increased two percentage points to 15% in the first quarter of 2010 from 13% in the first quarter of 2009.

Insurance revenue decreased 2% to approximately $394,000 in the first quarter of 2010 from approximately $404,000 in the first quarter of 2009, primarily as a result of a decrease in the total number of transactions. As a percentage of total revenue, insurance revenue remained at 2% during each of the first quarters of 2010 and 2009.

We reduced our PhotoStamps sales and marketing spending in the first quarter of 2010 compared with the first quarter of 2009 and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to improve profitability in that business.  As a result of this decision, PhotoStamps revenue decreased 12% to $1.5 million in the first quarter of 2010 from $1.7 million in the first quarter of 2009. As a percentage of total revenue, PhotoStamps revenue decreased two percentage points to 7% in the first quarter of 2010 from 9% in the first quarter of 2009. Total PhotoStamps sheets shipped during the first quarter of 2010 was approximately 86,000, a 17% decrease compared to 104,000 in the first quarter of 2009. Average revenue per sheet shipped in the first quarter of 2010 was $17.4 compared to $16.5 in the first quarter of 2009. The decrease in sheets shipped and increase in average revenue per sheet was primarily attributable to a higher mix of lower volume, higher priced consumer orders compared to higher volume, lower priced business orders.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $3,000 in the first quarter of 2010 compared to $0 in the first quarter of 2009. Commission revenue is currently not material to our consolidated financial statements.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue increased 8% to $5.8 million in the first quarter of 2010 from $5.4 million in the first quarter of 2009. As a percentage of total revenue, total cost of revenue increased one percentage point to 28% in the first quarter of 2010 from 27% in the first quarter of 2009.

Cost of service revenue increased 16% to $3.5 million in the first quarter of 2010 from $3.0 million in the first quarter of 2009. The increase during the quarter is primarily attributable to: 1) an increase in customer service costs aimed at improving our overall customer experience and 2) an increase in promotional expense. The increase in promotional expense is attributable to the increase in customer acquisition and higher redemption rates of our free scale and free postage offers. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $743,000 and $361,000 in the three months ended March 31, 2010 and 2009, respectively. As a percentage of total revenue, cost of service revenue increased two percentage points to 17% in the first quarter of 2010 from 15% in the first quarter of 2009.

Cost of product revenue increased 21% to $1.1 million in the first quarter of 2010 from approximately $945,000 in the first quarter of 2009. The increase in costs is attributable to increased product revenue as discussed above as well as higher fulfillment costs as we added an east coast fulfillment center to reduce delivery times and improve customer experience. As a percentage of total revenue, cost of product revenue was unchanged at 5% in the first quarters of 2010 and 2009.

Cost of insurance revenue decreased 9% to approximately $114,000 in the first quarter of 2010 from approximately $125,000 in the first quarter of 2009. The decrease in costs is attributable to decreased insurance revenue as discussed above. As a percentage of total revenue, cost of insurance revenue was unchanged at approximately 1% in the three months ended March 31, 2010 and 2009.

Cost of PhotoStamps revenue decreased 17% to $1.1 million in the first quarter of 2010 from $1.3 million in the first quarter of 2009, corresponding to the decrease in PhotoStamps revenue as discussed above. The gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue decreased one percentage point to 5% in the first quarter of 2010 from 6% in first quarter of 2009.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense decreased 1% to $8.0 million in the first quarter of 2010 from $8.1 million in the first quarter of 2009. As a percentage of total revenue, sales and marketing expense decreased two percentage points to 38% in the first quarter of 2010 from 40% in the first quarter of 2009. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to our decision to decrease our enhanced promotion marketing program expenditures and to decrease our marketing expenditures related to PhotoStamps, partially offset by an increase in marketing program expenditures relating to the acquisition of customers outside the enhanced promotion channel for our PC Postage business. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense decreased 3% to $2.2 million in the first quarter of 2010.  The slight decrease during the first quarter of 2010 is primarily due to lower headcount related expenses. As a percentage of total revenue, research and development expense decreased one percentage point to 10% in the first quarter of 2010 from 11% in the first quarter of 2009.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense decreased 9% to $3.0 million in the first quarter of 2010 from $3.3 million in the first quarter of 2009. As a percentage of total revenue, general and administrative expense decreased two percentage points to 14% in the first quarter of 2010 from 16% in the first quarter of 2009. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to the decrease in legal expenses as a result of lower legal activity during the quarter.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and other income, and is currently immaterial to our consolidated financial statements. Interest and other income, net decreased 52% to approximately $171,000 in the first quarter of 2010 from approximately $357,000 in the first quarter of 2009.  As a percentage of total revenue, interest and other income, net decreased approximately one percentage point to 1% in the first quarter of 2010 compared to 2% in the first quarter of 2009. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower interest rates and lower investment balances, as we sold certain investments and used the cash to repurchase shares of our common stock.

Provision for Income Taxes

Income tax expense decreased 68% to approximately $80,000 in the first quarter of 2010 from approximately $250,000 in the first quarter of 2009. The decrease is attributable to the legislation passed by the State of California in 2008 temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. During the first quarter of 2010 our income tax expense consisted of both federal and state alternative minimum taxes.

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009 we had approximately $63 million and $72 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Net cash provided by operating activities was $4.1 million and $3.2 million during the three months ended March 31, 2010 and 2009, respectively.  The increase in net cash provided by operating activities is primarily attributable to an increase in net income due to an increase in gross profit and a decrease in legal expenses.

Net cash used in investing activities was $3.0 million and $5.5 million during the three months ended March 31, 2010 and 2009, respectively. The decrease in net cash used in investing activities is primarily due to the use of cash to repurchase our stock rather than purchasing investments.

Net cash used in financing activities was $12.6 million and $6.7 million during the three months ended March 31, 2010 and 2009, respectively. This increase is mainly due to our use of cash to repurchase our stock.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our Form 10-K for the year ended December 31, 2009.

Recent Accounting Standards

See Note 10 – Recent Accounting Standards of our Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At March 31, 2010, our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with duration of 446 days. At March 31, 2010 our cash equivalents and investments approximated $62 million and had a related weighted average interest rate of approximately 0.9%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

 As we do not have any operations outside of the United States, we are not exposed to foreign currency risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as of that time, that our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended March 31 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – Legal Proceedings of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

During the first quarter of 2010, we purchased our common stock as described in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
January 1, 2010 – January 31, 2010	84,549		$9.00	84,549	(1)	$17,838
February 1, 2010 – February 28, 2010	1,339,446	(2)	$9.00	71,494	(1)	$17,199
March 1, 2010 – March 31, 2010	—		—	—		$17,199

 (1) On July 23, 2009, our board of directors approved a six month share repurchase program, authorizing us to purchase up to 2,500,000 shares of our stock effective beginning in August 2009 upon expiration of the prior program. On February 4, 2010, our board of directors voted to extend the currently authorized share repurchase program for an additional six months through August of 2010.

(2) This amount includes 1.3 million shares repurchased in a private transaction on February 27, 2010. This repurchase transaction was authorized by our board of directors independent of our existing shares repurchase plan.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

May 10, 2010	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

May 10, 2010	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer