Form 10-Q
period 2010-06-30
STAMPS.COM INC
filed 2010-08-05
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were approximately 14,272,502 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,405	$45,011
Restricted cash	—	554
Short-term investments	6,160	2,224
Accounts receivable, net	4,058	4,367
Other current assets	3,772	3,288
Total current assets	44,395	55,444

Property and equipment, net	2,361	2,102
Intangible assets, net	897	498
Long-term investments	28,129	23,956
Deferred income taxes.	7,650	3,671
Other assets	3,620	3,587
Total assets	$87,052	$89,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,741	$9,583
Deferred revenue	4,202	4,070
Total current liabilities	18,943	13,653

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2010 and 2009
Issued shares: 24,472 in 2010 and 24,429 in 2009
Outstanding shares: 14,292 in 2010 and 15,681 in 2009	47	47
Additional paid-in capital	632,015	630,322
Accumulated deficit	(447,128)	(450,214)
Treasury stock, at cost, 10,180 shares in 2010 and 8,748 shares in 2009	(117,240)	(104,344)
Accumulated other comprehensive income (loss)	415	(206)
Total stockholders’ equity	68,109	75,605
Total liabilities and stockholders’ equity	$87,052	$89,258

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Service	$16,172	$15,207	$32,190	$30,521
Product	2,809	2,580	5,882	5,197
Insurance	392	395	786	799
PhotoStamps	1,816	1,995	3,317	3,708
Other	—	5	3	5
Total revenues	21,189	20,182	42,178	40,230
Cost of revenues:
Service	3,253	2,872	6,736	5,880
Product	1,081	1,030	2,220	1,975
Insurance	118	123	232	248
PhotoStamps	1,372	1,521	2,450	2,821
Total cost of revenues	5,824	5,546	11,638	10,924
Gross profit	15,365	14,636	30,540	29,306
Operating expenses:
Sales and marketing	7,622	8,227	15,606	16,291
Research and development	2,219	2,199	4,389	4,426
General and administrative	3,524	3,306	6,491	6,570
Legal settlements and reserves	5,211	—	5,211	—
Total operating expenses	18,576	13,732	31,697	27,287
Income (loss) from operations	(3,211)	904	(1,157)	2,019

Interest and other income, net	230	232	401	589
Income (loss) before income taxes	(2,981)	1,136	(756)	2,608
Income tax (benefit) expense	(3,922)	84	(3,842)	334
Net income	$941	$1,052	$3,086	$2,274

Net income per share
Basic	$0.07	$0.06	$0.21	$0.14
Diluted	$0.07	$0.06	$0.21	$0.14
Weighted average shares outstanding
Basic	14,290	16,301	14,713	16,581
Diluted	14,450	16,427	14,861	16,709

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$3,086	$2,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449	639
Stock-based compensation expense	1,422	1,612
Deferred income tax	(3,979)	—
Changes in operating assets and liabilities:
Accounts receivable	309	733
Other current assets	(484)	635
Other assets	(33)	320
Deferred revenue	132	(321)
Accounts payable and accrued expenses	4,758	(1,979)
Net cash provided by operating activities	5,660	3,913

Investing activities:
Sale of short-term investments	707	15,329
Purchase of short-term investments	(4,606)	—
Sale of long-term investments	4,987	1,274
Purchase of long-term investments	(8,576)	(20,424)
Release of restricted cash	554	—
Purchase of property and equipment	(707)	(156)
Net cash used in investing activities	(7,641)	(3,977)

Financing activities:
Proceeds from exercise of stock options	102	82
Issuance of common stock under ESPP	169	143
Repurchase of common stock	(12,896)	(8,625)
Net cash used in financing activities	(12,625)	(8,400)
Net decrease in cash and cash equivalents	(14,606)	(8,464)
Cash and cash equivalents at beginning of period	45,011	52,576

Cash and cash equivalents at end of period	$30,405	$44,112

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2010 AND 2009 IS UNAUDITED)

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2010 AND 2009 IS UNAUDITED)

Subsequent Events

On July 27, 2010, we entered into binding terms of a settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. Under the terms of the agreement, we will make a $5.1 million payment for settlement of all claims asserted in the litigation, will purchase the patents asserted in the litigation for $0.4 million, and will grant Salim Kara options on 35,000 shares of Stamps.com stock. An accrual for the $5.1 million settlement expense is included in the second quarter 2010 financial results, and the purchase of the patents will be amortized over the remaining useful life of the patents. Mr. Kara also agreed to cooperate with the Company in the prosecution and enforcement of any patents on which he is named as an inventor, including the patents asserted in the Stamps.com vs. Endicia litigation matters.  Because the events that gave rise to the litigation occurred prior to June 30, 2010 and the settlement was reached before our financial statements were released, an accrual for the $5.1 million settlement expense is included in the financial results for the second quarter of 2010, and the purchase of the patents will be amortized over the remaining useful life of the patents.

Other than the above, we are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the six months ended June 30, 2010 and 2009.

We provide our customers with the opportunity to purchase parcel insurance directly through our software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance, and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

Revenue from gift cards, which is recognized at the time of redemption, was not significant to our consolidated financial statements during the three and six months ended June 30, 2010 and 2009. Because we do not have meaningful historical data upon which to base estimates for gift cards that will never be redeemed (“breakage”), we have not recorded any breakage income related to our gift card program.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2010 AND 2009 IS UNAUDITED)

2.	Legal Proceedings

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. As discussed above under Subsequent Events in Note 1, we settled this litigation, in July 2010.

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. We seek an injunction, unspecified damages, and attorneys’ fees. On November 10, 2008, we were required to select fifteen claims (from over six hundred claims available) to be the subject of the trial. On November 9, 2009, the Court granted the summary judgment motion of Endicia, Inc. and PSI Systems, Inc. that the fifteen claims we selected are invalid. We have filed an appeal.

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we seek an injunction, unspecified damages, and attorneys’ fees. The Court issued a “Markman order” to determine the meaning of the claims May 14, 2010. The Court has not scheduled a trial commencement date.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2010 AND 2009 IS UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$941	$1,052	$3,086	$2,274

Basic - weighted average common shares	14,290	16,301	14,713	16,581
Diluted effect of common stock equivalents	160	126	148	128
Diluted - weighted average common shares	14,450	16,427	14,861	16,709

Earnings per share:
Basic	$0.07	$0.06	$0.21	$0.14
Diluted	$0.07	$0.06	$0.21	$0.14

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Anti-dilutive stock option shares	2,142	2,723	2,287	2,735

4.	Stock-Based Employee Compensation

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2010 AND 2009 IS UNAUDITED)

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense relating to:
Employee and director stock options	$717	$819	$1,389	$1,587
Employee stock purchases	—	—	33	25
Total stock-based compensation expense	$717	$819	$1,422	$1,612

Stock-based compensation expense relating to:
Cost of revenues	$58	$69	$121	$140
Sales and marketing	168	198	353	389
Research and development	128	164	279	328
General and administrative	363	388	669	755
Total stock-based compensation expense	$717	$819	$1,422	$1,612

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.1%	2.2%	2.1%	2.0%
Expected volatility	50%	53%	50%	53%
Expected life (in years)	4.5	4.5	4.5	4.5
Expected forfeiture rate	0%	20%	20%	20%

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks and other intellectual property with a gross carrying value of $8.7 million and $8.3 million as of June 30, 2010 and December 31, 2009, respectively.  Accumulated amortization was $7.8 million as of June 30, 2010 and December 31, 2009. The expected useful lives of our amortizable intangible assets range from 4 to 17 years. During 2009, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2009 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2009. Aggregate amortization expense on patents and trademarks was not material to our consolidated financial statements for the three and six months ended June 30, 2010 and June 30, 2009. Our amortization expense for the next five years is approximately $220,000.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2010 AND 2009 IS UNAUDITED)

6.	Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$941	$1,052	$3,086	$2,274
Unrealized gain on investments	313	989	621	826
Comprehensive income	$1,254	$2,041	$3,707	$3,100

7.	Income Taxes

During the three and six months ended June 30, 2010, our income tax expense consisted of both federal and state alternative minimum tax. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of net operating losses (NOLs) to offset current federal and state tax expense. A valuation allowance was originally recorded against our deferred tax assets because we determined that the realization of these assets did not meet the more likely than not criteria. During the first quarter of 2008, we determined that a full valuation allowance against our deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $3.7 million. During 2009, we re-evaluated our deferred tax assets and determined that the realization of our net deferred tax asset of $3.7 million continues to be more likely than not.  During the second quarter of 2010, we re-evaluated our deferred tax assets and determined that an additional release of our valuation allowance was appropriate and as a result we recorded an income tax benefit of approximately $4.0 million. In making such determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. We continue to maintain a valuation allowance for the remainder of our deferred tax assets.

In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. As a result of not being able to use our state NOLs in these years, we incurred approximately $51,000 and $258,000 of additional California state income tax expense during the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2010, we recorded a tax provision for corporate alternative minimum taxes of approximately $57,000 and $137,000, respectively, which reflected our ability to use our NOLs to offset 2010 state income tax expense.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2010 AND 2009 IS UNAUDITED)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$30,405	$30,405	$—	$—
Available-for-sale debt securities
Asset-backed securities	4,523	—	4,523	—
Corporate bonds	28,739	—	28,739	—
US Treasury	1,027	1,027	—	—
Total	$64,694	$31,432	$33,262	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of June 30, 2010.

9.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, asset-backed securities, US treasury and public corporate debt securities at June 30, 2010 and December 31, 2009. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income using the specific identification method. There was no material realized gain or loss with respect to our investments during the second quarter of 2010. Unrealized gains and losses are included as a separate component of stockholders' equity. We have 9 securities with a total fair value of $4.5 million that have unrealized losses of approximately $111,000 as of June 30, 2010. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized gain	$8	$1	$10	$36
Realized loss	—	—	—	(5)
Net realized gain	$8	$1	$10	$31

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost, and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and six months ended June 30, 2010, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2010 AND 2009 IS UNAUDITED)

The following table summarizes our cash, cash equivalents, restricted cash and investments as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Cash	$10,376	$-	$-	$10,376
Money market	20,029	-	-	20,029
Cash and cash equivalents	30,405	-	-	30,405
Short-term investments:
Corporate notes and bonds	6,119	49	(8)	6,160
Short-term investments	6,119	49	(8)	6,160
Long-term investments:
Corporate bonds and asset backed securities	26,745	460	(103)	27,102
US Treasury	1,010	17	-	1,027
Long-term investments	27,755	477	(103)	28,129
Cash equivalents and investments	$64,279	$526	$(111)	$64,694

	December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Cash	$9,132	$-	$-	$9,132
Money market	35,879	-	-	35,879
Cash and cash equivalents	45,011	-	-	45,011
Restricted cash:
Corporate notes and bonds	554	-	-	554
Restricted cash	554	-	-	554
Short-term investments:
Corporate notes and bonds	2,221	17	(14)	2,224
Short-term investments	2,221	17	(14)	2,224
Long-term investments:
Corporate bonds and asset backed securities	24,165	250	(459)	23,956
Long-term investments	24,165	250	(459)	23,956
Cash equivalents, restricted cash and investments	$71,951	$267	$(473)	$71,745

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2010 AND 2009 IS UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of June 30, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,119	$6,159
Due after one year through five years	26,257	26,672
Due after five years through ten years	1,498	1,458
Total	$33,874	$34,289

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For ease of presentation, all dollar figures in excess of $1 million are rounded to the nearest $100,000 and all figures under $1 million are rounded to the nearest $1,000; all percentages are rounded to the nearest percent unless otherwise shown.

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

Under our certificate of incorporation, any person, or entity, including company and investment firm, that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition, any person, company or investment firm that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors.  The NOL protective provisions contained in our certificate of incorporation (the “NOL Protective Measures”) are more specifically described in our Definitive Proxy filed with the Securities and Exchange Commission on April 2, 2008.

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010.

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

In addition to postage purchases, customers pay us a monthly service fee ranging from $15.99 to $39.99 depending on the features and capabilities of the particular service. Our Pro Plan offers a basic set of Stamps.com mailing & shipping features with a single-user capability.  Our Premiere plan for larger small businesses adds multiple-user functionality, automated Certified Mail forms, FedEx label printing, additional reference codes and higher allowable postage balances to our Pro Plan feature set. Our Professional Shipper plan is targeted to higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. We have launched shipping integrations with several of these e-commerce focused companies over the past year. While these integrations have not had a material impact on our financial results to date, we believe they have the potential to be material in the future. Our Enterprise service is targeted to organizations with multiple geographic locations and features enhanced reporting that allows a central location such as a corporate headquarters greater visibility and control over postage expenditures across their network of locations.

Our software integrates directly into the most popular e-commerce platforms, allowing webstore managers to completely automate their order fulfillment process to process, manage, and ship orders from virtually any e-commerce source from a single interface without manual data entry. Managers can retrieve order data and print complete shipping labels for all USPS mail classes including First Class International®.

During July 2010 we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users.  The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they don’t have to type or write it for each shipment, and to automatically populate the ship-to address on the label.  Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from USPS.  A transaction fee is charged to customers for each label printed at $0.07 per label.

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

Results of Operations

Total revenue in the second quarter of 2010 was $21.2 million, an increase of 5% from $20.2 million in the second quarter of 2009.  Total revenue during the six months ended June 30, 2010 was $42.2 million, an increase of 5% from $40.2 million during the six months ended June 30, 2009.  PC Postage revenue, including service revenue, product revenue and insurance revenue, in the second quarter of 2010 was $19.4 million, an increase of 7% from $18.2 million in the second quarter of 2009, and was $38.9 million in the six months ended June 30, 2010, an increase of 6% from $36.5 million in the six months ended June 30, 2009.  PhotoStamps revenue in the second quarter of 2010 was $1.8 million, a decrease of 9% from $2.0 million in the second quarter of 2009, and was $3.3 million in the six months ended June 30, 2010, a decrease of 11% from $3.7 million in the six months ended June 30, 2009.  The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2010 and 2009 and the resulting percentage change (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Service revenue	$16,172	$15,207	6%	$32,190	$30,521	5%
Product revenue	2,809	2,580	9%	5,882	5,197	13%
Insurance revenue	392	395	(1)%	786	799	(2)%
PC postage revenue	$19,373	$18,182	7%	$38,858	$36,517	6%

PhotoStamps revenue	$1,816	$1,995	(9)%	$3,317	$3,708	(11)%
Other revenue	—	5	(100)%	3	5	(40)%
Total revenue	$21,189	$20,182	5%	$42,178	$40,230	5%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2010 as our estimated return-on-investment continued to be attractive.  Primarily as a result of these decisions, PC Postage revenue for customers acquired through our non-enhanced promotion channels was $18.2 million in the second quarter of 2010, an increase of 9% from $16.6 million in the second quarter of 2009, and was $36.3 million in the six months ended June 30, 2010, an increase of 9% from $33.2 million in the six months ended June 30, 2009.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service.  We have been reducing our investment in this area over the last few years, which reduced our revenue for customers acquired through this channel to $1.2 million in the second quarter of 2010, a decrease of 23% from $1.5 million in the second quarter of 2009, and $2.5 million in the six months ended June 30, 2010, a decrease of 24% from $3.3 million in the six months ended June 30, 2009.

The following table sets forth the breakdown of PC Postage revenue between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for the three and six months ended June 30, 2010 and 2009 and the resulting percent change (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Non-enhanced promotion revenue	$18,180	$16,638	9%	$36,337	$33,202	9%
Enhanced promotion revenue	1,193	1,544	(23)%	2,521	3,315	(24)%
PC postage revenue	$19,373	$18,182	7%	$38,858	$36,517	6%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average monthly revenue per paid customer.

The number of paid customers originally acquired through our non-enhanced promotion channels during the second quarter of 2010 was approximately 338,000, an increase of 7% from approximately 317,000 in the second quarter of 2009.  We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The 7% increase in paid customers over the past year was attributable to both increased customer acquisition and reduced churn in these channels. We believe the increased customer acquisition was primarily attributable to increased customer acquisition spending and improvements in the economic environment. We believe the decreased churn rates were primarily attributable to increased usage of our service and improvements in the economic environment.

For customers originally acquired through our non-enhanced promotion channels, our average monthly revenue per paid customer for the second quarter of 2010 was $17.91, an increase of 2% compared to $17.50 for the second quarter of 2009.  We believe the increase in average monthly revenue per paid customer was partially attributable to having a larger number of customers on higher-priced plans and partially attributable to an increase in the average store revenue per paid customer driven by increased usage of our service.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total Revenues
Service	76.3%	75.3%	76.3%	75.9%
Product	13.3%	12.8%	13.9%	12.9%
Insurance	1.9%	2.0%	1.9%	2.0%
PhotoStamps	8.5%	9.9%	7.9%	9.2%
Other	—	0.0%	0.0%	0.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Service	15.4%	14.2%	16.0%	14.6%
Product	5.1%	5.1%	5.3%	4.9%
Insurance	0.6%	0.6%	0.6%	0.6%
PhotoStamps	6.4%	7.5%	5.7%	7.0%
Total cost of revenues	27.5%	27.4%	27.6%	27.1%
Gross profit	72.5%	72.6%	72.4%	72.9%
Operating expenses:
Sales and marketing	36.0%	40.8%	37.0%	40.5%
Research and development	10.5%	10.9%	10.4%	11.0%
General and administrative	16.6%	16.4%	15.4%	16.3%
Legal settlements and reserves	24.6%	0.0%	12.4%	16.3%
Total operating expenses	87.7%	68.1%	75.2%	67.8%
Income (loss) from operations	(15.2)%	4.5%	(2.8)%	5.1%
Interest income and other income, net	1.1%	1.1%	1.0%	1.5%
Income (loss) before income taxes	(14.1)%	5.6%	(1.8)%	6.6%
Income tax benefit (expense)	18.5%	(0.4)%	9.1%	(0.8)%

Net income	4.4%	5.2%	7.3%	5.8%

Revenue

Our revenue was derived primarily from five sources: (1) service and transaction fees charged to customers for use of our PC Postage service (“service revenue”); (2) product revenue from the direct sale of consumables and supplies through our Supplies Store; (3) insurance revenue from our branded insurance offering; (4) PhotoStamps revenue from our PhotoStamps business; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers.

Service revenue increased 6% to $16.2 million in the second quarter of 2010 from $15.2 million in the second quarter of 2009 and increased 5% to $32.2 million in the six months ended June 30, 2010 from $30.5 million in the six months ended June 30, 2009. The 6% increase in service revenue during the second quarter of 2010 consisted of a 9% increase in service revenue from customers acquired through our non-enhanced promotion channels, partly offset by a 23% decrease in service revenue from customers acquired through our enhanced promotion channel. The 5% increase in service revenue during the six months ended June 30, 2010 consisted of a 9% increase in service revenue from customers acquired through our non-enhanced promotion channels, partly offset by a 24% decrease in service revenue from customers acquired through our enhanced promotion channel. As a percentage of total revenue, service revenue increased one percentage point to 76% in the second quarter of 2010 from 75% in the second quarter of 2009 and was 76% during both the six months ended June 30, 2010 and 2009.

Product revenue increased 9% to $2.8 million in the second quarter of 2010 from $2.6 million in the second quarter of 2009 and increased 13% to $5.9 million in the six months ended June 30, 2010 from $5.2 million in the six months ended June 30, 2009. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; (3) the additional SKUs we added to our Supplies Store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the second quarter of 2010 was $99 million, a 20% increase from the $83 million printed during the second quarter of 2009. As a percentage of total revenue, product revenue was 13% in both the quarters ended June 30, 2010 and 2009 and increased one percentage point to 14% in the six months ended June 30, 2010 from 13% in the six months ended June 30, 2009.

Insurance revenue decreased 1% to $392,000 in the second quarter of 2010 from $395,000 in the second quarter of 2009 and decreased 2% to $786,000 in the six months ended June 30, 2010 from $799,000 in the six months ended June 30, 2009, primarily as a result of a decrease in the total number of transactions. As a percentage of total revenue, insurance revenue was 2% during each of the second quarters of 2010 and 2009 and the six months ended June 30, 2010 and 2009.

We reduced our PhotoStamps sales and marketing spending in 2010 compared with 2009 and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to improve profitability in that business.  As a result of this decision, PhotoStamps revenue decreased 9% to $1.8 million in the second quarter of 2010 from $2.0 million in the second quarter of 2009 and decreased 11% to $3.3 million in the six months ended June 30, 2010 from $3.7 million in the six months ended June 30, 2009. As a percentage of total revenue, PhotoStamps revenue decreased one percentage point to 9% in the second quarter of 2010 from 10% in the second quarter of 2009 and decreased one percentage point to 8% in the six months ended June 30, 2010 from 9% in the six months ended June 30, 2009. Total PhotoStamps sheets shipped during the second quarter of 2010 was approximately 103,000, a 12% decrease compared to approximately 118,000 in the second quarter of 2009. Average revenue per sheet shipped in the second quarter of 2010 was $17.6 compared to $16.9 in the second quarter of 2009. The decrease in sheets shipped and increase in average revenue per sheet was primarily attributable to a higher mix of lower volume, higher priced consumer orders compared to higher volume, lower priced business orders.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was $0 in the second quarter of 2010 compared to $5,000 in the second quarter of 2009 and $3,000 in the six months ended June 30, 2010 compared to $5,000 in the six months ended June 30, 2009. Commission revenue was not material to our consolidated financial statements.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue increased 5% to $5.8 million in the second quarter of 2010 from $5.5 million in the second quarter of 2009 and increased 7% to $11.6 million in the six months ended June 30, 2010 from $10.9 million in the six months ended June 30, 2009. As a percentage of total revenue, total cost of revenue was 28% in the second quarter of 2010 and 2009 and increased one percentage point to 28% in the six months ended June 30, 2010 from 27% in the six months ended June 30, 2009.

Cost of service revenue increased 13% to $3.3 million in the second quarter of 2010 from $2.9 million in the second quarter of 2009 and increased 15% to $6.7 million in the six months ended June 30, 2010 from $5.9 million in the six months ended June 30, 2009. The increase during the quarter and six months ended June 30, 2010 was primarily attributable to: 1) an increase in customer service costs aimed at improving our overall customer experience and 2) an increase in promotional expense. The increase in promotional expense was attributable to the increase in customer acquisition and higher redemption rates of our free scale and free postage offers. Promotional expense, which represents a material portion of total cost of service revenue, was expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer was earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was $589,000 and $363,000 in the second quarter of 2010 and 2009, respectively. Promotional expense was $1.3 million and $723,000 in the six months ended June 30, 2010 and 2009, respectively. As a percentage of total revenue, cost of service revenue increased one percentage point to 15% in the second quarter of 2010 from 14% in the second quarter of 2009 and increased one percentage point to 16% in the six months ended June 30, 2010 from 15% in the six months ended June 30, 2009.

Cost of product revenue increased 5% to $1.1 million in the second quarter of 2010 from $1.0 million in the second quarter of 2009 and increased 12% to $2.2 million in the six months ended June 30, 2010 from $2.0 million in the six months ended June 30, 2009. The increase in costs was attributable to increased product revenue as discussed above as well as higher fulfillment costs as we added an east coast fulfillment center to reduce delivery times and improve customer experience. As a percentage of total revenue, cost of product revenue was 5% in both the second quarters of 2010 and 2009 and in both the six months ended June 30, 2010 and 2009.

Cost of insurance revenue decreased 4% to $118,000 in the second quarter of 2010 from $123,000 in the second quarter of 2009 and decreased 6% to $232,000 in the six months ended June 30, 2010 from $248,000 in the six months ended June 30, 2009. The decrease in costs was attributable to decreased insurance revenue and transactions as discussed above. As a percentage of total revenue, cost of insurance revenue was 1% in both the second quarters of 2010 and 2009 and in both the six months ended June 30, 2010 and 2009.

Cost of PhotoStamps revenue decreased 10% to $1.4 million in the second quarter of 2010 from $1.5 million in the second quarter of 2009 and decreased 13% to $2.5 million in the six months ended June 30, 2010 from $2.8 million in the six months ended June 30, 2009, corresponding to the decrease in PhotoStamps revenue as discussed above. The gross margin from PhotoStamps was significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue decreased two percentage points to 6% in the second quarter of 2010 from 8% in second quarter of 2009 and decreased one percentage point to 6% in the six months ended June 30, 2010 from 7% in the six months ended June 30, 2009.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense decreased 7% to $7.6 million in the second quarter of 2010 from $8.2 million in the second quarter of 2009 and decreased 4% to $15.6 million in the six months ended June 30, 2010 from $16.3 million in the six months ended June 30, 2009. As a percentage of total revenue, sales and marketing expense decreased five percentage points to 36% in the second quarter of 2010 from 41% in the second quarter of 2009 and decreased four percentage points to 37% in the six months ended June 30, 2010 from 41% in the six months ended June 30, 2009. The decrease, both on an absolute basis and as a percentage of total revenue, was primarily due to our decision to decrease our enhanced promotion marketing program expenditures and to decrease our marketing expenditures related to PhotoStamps, partially offset by an increase in marketing program expenditures relating to the acquisition of customers outside the enhanced promotion channel for our PC Postage business. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense was $2.2 million in the second quarter of both 2010 and 2009 and was $4.4 million in the six months ended both June 30, 2010 and 2009.  As a percentage of total revenue, research and development expense was 11% in both the second quarter of 2010 and 2009, and decreased one percentage point to 10% in the six months ended June 30, 2010 from 11% in the six months ended June 30, 2009.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 7% to $3.5 million in the second quarter of 2010 from $3.3 million in the second quarter of 2009 and decreased one percentage point to $6.5 million in the six months ended June 30, 2010 from $6.6 million in the six months ended June 30, 2009. As a percentage of total revenue, general and administrative expense increased one percentage point to 17% in the second quarter of 2010 from 16% in the second quarter of 2009 and decreased one percentage point to 15% in the six months ended June 30, 2010 from 16% in the six months ended June 30, 2009. The increase, both on an absolute basis and as a percentage of total revenue during the second quarter of 2010, was primarily due to the increase in legal expenses as a result of higher legal activity during the quarter. The decrease, both on an absolute basis and as a percentage of total revenue during the six months ended June 30, 2010, was primarily due to the decrease in legal expenses as a result of lower legal activity particularly during the first quarter of 2010 compared to the first quarter of 2009.

Legal Settlements and Reserves

Legal settlements and reserves was $5.2 million in the second quarter of 2010 and six months ended June 30, 2010. There were no legal settlements and reserves in the second quarter of 2009 and six months ended June 30, 2009.  As a percentage of total revenue, legal settlements and reserves was 25% in the second quarter of 2010 and 12% in the six months ended June 30, 2010. The increase, both on an absolute basis and as a percentage of total revenue, during the second quarter and six months ended June 30, 2010 was primarily due to the settlement of our Kara Technology lawsuit.  Please see “Subsequent Events” in Note 1 to our consolidated financial statements for further information.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and other income, and was immaterial to our consolidated financial statements. Interest and other income, net decreased 1% to $230,000 in the second quarter of 2010 from $232,000 in the second quarter of 2009 and decreased 32% to $401,000 in the six months ended June 30, 2010 from $589,000 in the six months ended June 30, 2009.  As a percentage of total revenue, interest and other income, was 1% in both the second quarters of 2010 and 2009 and decreased one percentage point to 1% in the six months ended June 30, 2010 from 2% in the six months ended June 30, 2009. The decrease, both on an absolute basis and as a percentage of total revenue, was primarily due to lower interest rates and lower investment balances, as we sold certain investments and used the cash to repurchase shares of our common stock.

Income Tax Expense (Benefit)

In the second quarter of 2010 we incurred an income tax benefit of $3.9 million compared with income tax expense of $84,000 in the second quarter of 2009.  During the six months ended June 30, 2010 we incurred an income tax benefit of $3.8 million compared with income tax expense of $334,000 in the six months ended June 30, 2009. The income tax benefit in the second quarter of 2010 and six months ended June 30, 2010 was primarily due to the additional partial release of our valuation allowance against our deferred tax assets. Please see “Income Taxes” in our notes to consolidated financial statements for further information.

Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009 we had $65 million and $72 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Net cash provided by operating activities was $5.7 million and $3.9 million during the six months ended June 30, 2010 and 2009, respectively.  The increase in net cash provided by operating activities was primarily attributable to an increase in net income and an increase in net working capital as a source of cash.

Net cash used in investing activities was $7.6 million and $4.0 million during the six months ended June 30, 2010 and 2009, respectively. The increase in net cash used in investing activities was primarily attributable to increased net sales of investment securities to fund our share repurchase program and an increase in our purchases of capital equipment.

Net cash used in financing activities was $12.6 million and $8.4 million during the six months ended June 30, 2010 and 2009, respectively. This increase was primarily attributable to our increased use of cash to repurchase our stock.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At June 30, 2010, our cash equivalents and investments consist of money market, asset-backed securities, US treasury and public corporate debt securities with duration of 504 days. At June 30, 2010 our cash equivalents and investments were $65 million and had a related weighted average interest rate of 1.4%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10 % increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – Legal Proceedings of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

During the second quarter of 2010, we purchased our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
April 1, 2010 – April 30, 2010	—	—	—	$17,199
May 1, 2010 – May 31, 2010	8,000	$10.00	8,000	$17,119
June 1, 2010 – June 30, 2010	—	—	—	$17,119

On July 22, 2010, our Board of Directors approved a new share repurchase plan effective upon the expiration of the current plan in August 2010, authorizing us to repurchase up to 2.0 million shares of Stamps.com stock from August 2010 to February 2011.

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

STAMPS.COM INC.
(Registrant)

August 5, 2010	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

August 5, 2010	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer