Form 10-Q
period 2010-09-30
STAMPS.COM INC
filed 2010-11-08
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were approximately 14,345,706 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,986	$45,011
Restricted cash	—	554
Short-term investments	10,233	2,224
Accounts receivable, net	4,190	4,367
Other current assets	3,779	3,288
Total current assets	51,188	55,444
Property and equipment, net	2,404	2,102
Intangible assets, net	897	498
Long-term investments	25,109	23,956
Deferred income taxes.	7,650	3,671
Other assets	2,933	3,587
Total assets	$90,181	$89,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,399	$9,583
Deferred revenue	4,292	4,070
Total current liabilities	18,691	13,653
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2010 and 2009
Issued shares: 24,551 in 2010 and 24,429 in 2009
Outstanding shares: 14,284 in 2010 and 15,681 in 2009	47	47
Additional paid-in capital	633,302	630,322
Accumulated deficit	(444,399)	(450,214)
Treasury stock, at cost, 10,267 shares in 2010 and 8,748 shares in 2009	(118,151)	(104,344)
Accumulated other comprehensive income (loss)	691	(206)
Total stockholders’ equity	71,490	75,605
Total liabilities and stockholders’ equity	$90,181	$89,258

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Service	$15,989	$15,401	$48,179	$45,922
Product	2,736	2,536	8,618	7,733
Insurance	496	377	1,282	1,176
PhotoStamps	1,449	1,901	4,766	5,609
Other	19	1	22	6
Total revenues	20,689	20,216	62,867	60,446
Cost of revenues:
Service	3,208	2,926	9,944	8,806
Product	993	940	3,213	2,915
Insurance	158	116	390	364
PhotoStamps	1,145	1,542	3,595	4,363
Total cost of revenues	5,504	5,524	17,142	16,448
Gross profit	15,185	14,692	45,725	43,998
Operating expenses:
Sales and marketing	6,978	7,359	22,584	23,650
Research and development	2,205	2,198	6,594	6,624
General and administrative	3,410	3,391	9,901	9,961
Legal settlements and reserves	-	-	5,211	-
Total operating expenses	12,593	12,948	44,290	40,235
Income from operations	2,592	1,744	1,435	3,763

Interest and other income, net	219	208	620	797
Income before taxes	2,811	1,952	2,055	4,560
Income tax expense (benefit)	82	221	(3,760)	555
Net income	$2,729	$1,731	$5,815	$4,005
Net income per share
Basic	$0.19	$0.11	$0.40	$0.24
Diluted	$0.19	$0.11	$0.39	$0.24
Weighted average shares outstanding
Basic	14,280	16,035	14,567	16,397
Diluted	14,452	16,162	14,725	16,527

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$5,815	$4,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	662	925
Stock-based compensation expense	2,193	2,387
Deferred income tax	(3,979)	—
Changes in operating assets and liabilities:
Accounts receivable	177	(959)
Other current assets	(491)	988
Other assets	654	326
Deferred revenue	222	463
Accounts payable and accrued expenses	4,416	(828)
Net cash provided by operating activities	9,669	7,307
Investing activities:
Sale of short-term investments	743	15,746
Purchase of short-term investments	(8,681)	(2,012)
Sale of long-term investments	9,334	3,542
Purchase of long-term investments	(9,661)	(21,986)
Release of restricted cash	554	—
Purchase of property and equipment	(963)	(191)
Net cash used in investing activities	(8,674)	(4,901)
Financing activities:
Proceeds from exercise of stock options	429	82
Issuance of common stock under ESPP	358	300
Repurchase of common stock	(13,807)	(12,549)
Net cash used in financing activities	(13,020)	(12,167)
Net decrease in cash and cash equivalents	(12,025)	(9,761)
Cash and cash equivalents at beginning of period	45,011	52,576
Cash and cash equivalents at end of period	$32,986	$42,815

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2010 AND 2009 IS UNAUDITED)

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2010 AND 2009 IS UNAUDITED)

 Subsequent Events

 We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

 On October 28, 2010 we announced that our Board of Directors declared a one-time special dividend of $2.00 per share to shareholders of record as of the close of business on November 11, 2010, to be paid on December 2, 2010.  The Board of Directors approved the special dividend to distribute excess cash from the Company's capital structure, and to allow the Company's shareholders to take advantage of the current low dividend tax rates.  The total amount of cash distributed in the dividend is expected to be approximately $28.5 million. We expect to incur one-time expenses of approximately $3 million during the fourth quarter of 2010 related to the special dividend and its effect on our employee stock options.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the nine months ended September 30, 2010 and 2009.

We provide our customers with the opportunity to purchase parcel insurance directly through our software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance, and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

Revenue from gift cards, which is recognized at the time of redemption, was not significant to our consolidated financial statements during the three and nine months ended September 30, 2010 or 2009. Because we do not have meaningful historical data upon which to base estimates for gift cards that will never be redeemed (“breakage”), we have not recorded any breakage income related to our gift card program.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2010 AND 2009 IS UNAUDITED)

2.	Legal Proceedings

On July 27, 2010, we entered into binding terms of a settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. On October 6, 2010, we entered into the final form of the settlement agreement with Kara Technology Incorporated and Mr. Salim Kara.  Under the terms of the agreement, we made a $5.1 million payment for settlement of all claims asserted in the litigation, purchased the patents asserted in the litigation for $0.4 million, and granted Mr. Salim Kara options on 35,000 shares of Stamps.com stock.  Mr. Kara also agreed to cooperate with us in the prosecution and enforcement of any patents on which he is named as an inventor, including the patents asserted in the Stamps.com vs. Endicia litigation matters.  Because the events that gave rise to the litigation occurred prior to June 30, 2010 and the settlement was reached before our financial statements were released, an accrual for the $5.1 million settlement expense was included in the financial results for the second quarter of 2010, and the purchase of the patents will be amortized over the remaining useful life of the patents.

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

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we seek an injunction, unspecified damages, and attorneys’ fees. The Court issued a “Markman order” to determine the meaning of the claims on May 14, 2010. The Court has not scheduled a trial commencement date.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2010 AND 2009 IS UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$2,729	$1,731	$5,815	$4,005

Basic - weighted average common shares	14,280	16,035	14,567	16,397
Diluted effect of common stock equivalents	172	127	158	130
Diluted - weighted average common shares	14,452	16,162	14,725	16,527

Earnings per share:
Basic	$0.19	$0.11	$0.40	$0.24
Diluted	$0.19	$0.11	$0.39	$0.24

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Anti-dilutive stock option shares	2,046	2,674	2,207	2,714

4.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense relating to:
Employee and director stock options	$689	$747	$2,078	$2,334
Employee stock purchases	82	28	115	53
Total stock-based compensation expense	$771	$775	$2,193	$2,387

Stock-based compensation expense relating to:
Cost of revenues	$81	$71	$202	$211
Sales and marketing	199	197	552	586
Research and development	173	175	452	503
General and administrative	318	332	987	1,087
Total stock-based compensation expense	$771	$775	$2,193	$2,387

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2010 AND 2009 IS UNAUDITED)

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.6%	—	1.9%	2.2%
Expected volatility	49%	—	50%	53%
Expected life (in years)	4.5	—	4.5	4.5
Expected forfeiture rate	20%	—	20%	20%

We did not grant any stock options in the third quarter of 2009.

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks and other intellectual property with a gross carrying value of $8.7 million and $8.3 million as of September 30, 2010 and December 31, 2009, respectively.  Accumulated amortization was $7.8 million as of September 30, 2010 and December 31, 2009. The expected useful lives of our amortizable intangible assets range from 4 to 17 years. During 2009, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2009 and determined that the fair value of our intangible assets were in excess of their carrying value as of December 31, 2009. Aggregate amortization expense on patents and trademarks was not material to our consolidated financial statements for the three and nine months ended September 30, 2010 and 2009. Our aggregate amortization expense for the next five years is approximately $229,000.

6.	Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$2,729	$1,731	$5,815	$4,005
Unrealized gain on investments	276	44	897	870
Comprehensive income	$3,005	$1,775	$6,712	$4,875

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2010 AND 2009 IS UNAUDITED)

7.	Income Taxes

During the three and nine months ended September 30, 2010, our income tax expense consisted of both federal and state alternative minimum tax. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of net operating losses (NOLs) to offset current federal and state tax expense. A valuation allowance was originally recorded against our deferred tax assets because we determined that the realization of these assets did not meet the more likely than not criteria, and we review that allowance and have adjusted it as appropriate. During the second quarter of 2010, we recorded an income tax benefit of approximately $4.0 million when we determined that a release of a portion of our remaining valuation allowance was appropriate as a result of (i) the attainment of five consecutive years of taxable income from 2005 to 2009 and (ii) a material decline in our Section 382 ownership shift under Internal Revenue Code Section 382 from approximately 34% as of March 31, 2010 to approximately 24% as of June 30, 2010. In making this determination, we considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income.  As of September 30, 2010, we continued to maintain a valuation allowance for the remainder of our deferred tax assets.

In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. As a result of not being able to use our state NOLs in these years, we incurred approximately $210,000 and $468,000 of additional California state income tax expense during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, we recorded a tax provision for corporate alternative minimum taxes of approximately $82,000 and $219,000, respectively. However; in October 2010, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2010 and 2011.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2010 AND 2009 IS UNAUDITED)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$32,986	$32,986	$—	$—
Available-for-sale debt securities
Asset-backed securities	4,378	—	4,378	—
Corporate bonds	29,925	—	29,925	—
US Treasury	1,039	1,039	—	—
Total	$68,328	$34,025	$34,303	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of September 30, 2010.

9.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market securities, asset-backed securities and US treasury and public corporate debt securities at September 30, 2010 and December 31, 2009. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income using the specific identification method. There was no material realized gain or loss with respect to our investments during the third quarter of 2010. Unrealized gains and losses are included as a separate component of stockholders' equity. We have 6 securities with a total fair value of $1.4 million that have unrealized losses of approximately $42,000 as of September 30, 2010. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Realized gain	$2	$—	$12	$36
Realized loss	—	—	—	(5)
Net realized gain	$2	$—	$12	$31

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost, and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and nine months ended September 30, 2010, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2010 AND 2009 IS UNAUDITED)

The following table summarizes our cash, cash equivalents, restricted cash and investments as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Cash	$13,345	$-	$-	$13,345
Money market	19,641	-	-	19,641
Cash and cash equivalents	32,986	-	-	32,986
Short-term investments:
Corporate notes and bonds	10,159	89	(15)	10,233
Short-term investments	10,159	89	(15)	10,233
Long-term investments:
Corporate bonds and asset backed securities	23,479	619	(28)	24,070
US Treasury	1,014	25	-	1,039
Long-term investments	24,493	644	(28)	25,109
Cash equivalents and investments	$67,638	$733	$(43)	$68,328

	December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Cash	$9,132	$-	$-	$9,132
Money market	35,879	-	-	35,879
Cash and cash equivalents	45,011	-	-	45,011
Restricted cash:
Corporate notes and bonds	554	-	-	554
Restricted cash	554	-	-	554
Short-term investments:
Corporate notes and bonds	2,221	17	(14)	2,224
Short-term investments	2,221	17	(14)	2,224
Long-term investments:
Corporate bonds and asset backed securities	24,165	250	(459)	23,956
Long-term investments	24,165	250	(459)	23,956
Cash equivalents, restricted cash and investments	$71,951	$267	$(473)	$71,745

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 2010 AND 2009 IS UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of September 30, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$10,159	$10,233
Due after one year through five years	23,187	23,817
Due after five years through ten years	1,306	1,292
Total	$34,652	$35,342

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $220 million and $140 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period.

Under our certificate of incorporation, any person, or entity, including any company and investment firm, that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition, any person, including any company and investment firm, that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors.  The NOL protective provisions contained in our certificate of incorporation (the “NOL Protective Measures”) are more specifically described in our Definitive Proxy filed with the Securities and Exchange Commission on April 2, 2008.

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

In July 2010 we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users.  The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they don’t have to type or write it for each shipment, and to automatically populate the ship-to address on the label.  Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from USPS.  A transaction fee is charged to customers for each label printed at $0.07 per label.

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

•
PhotoStamps®. In May 2009, we successfully completed the market test of our PhotoStamps product. PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days. We do not include our PhotoStamps business when we refer to our PC Postage business.

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

Results of Operations

Total revenue in the third quarter of 2010 was $20.7 million, an increase of 2% from $20.2 million in the third quarter of 2009.  Total revenue during the nine months ended September 30, 2010 was $62.9 million, an increase of 4% from $60.4 million during the nine months ended September 30, 2009.  PC Postage revenue, including service revenue, product revenue and insurance revenue, in the third quarter of 2010 was $19.2 million, an increase of 5% from $18.3 million in the third quarter of 2009, and was $58.1 million in the nine months ended September 30, 2010, an increase of 6% from $54.8 million in the nine months ended September 30, 2009.  PhotoStamps revenue in the third quarter of 2010 was $1.4 million, a decrease of 24% from $1.9 million in the third quarter of 2009, and was $4.8 million in the nine months ended September 30, 2010, a decrease of 15% from $5.6 million in the nine months ended September 30, 2009.  The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2010 and 2009 and the resulting percentage change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Service revenue	$15,989	$15,401	4%	$48,179	$45,922	5%
Product revenue	2,736	2,536	8%	8,618	7,733	11%
Insurance revenue	496	377	32%	1,282	1,176	9%
PC postage revenue	$19,221	18,314	5%	$58,079	$54,831	6%

PhotoStamps revenue	$1,449	$1,901	(24%)	$4,766	$5,609	(15%)
Other revenue	19	1	1800%	22	6	267%
Total revenue	$20,689	$20,216	2%	$62,867	$60,446	4%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2010 as our estimated return-on-investment continued to be attractive.  Primarily as a result of these decisions, PC Postage revenue for customers acquired through our non-enhanced promotion channels was $18.2 million in the third quarter of 2010, an increase of 8% from $16.8 million in the third quarter of 2009, and was $54.5 million in the nine months ended September 30, 2010, an increase of 9% from $50.0 million in the nine months ended September 30, 2009.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service.  We have been reducing our investment in this area over the last few years, which reduced our revenue for customers acquired through this channel to $1.1 million in the third quarter of 2010, a decrease of 32% from $1.6 million in the third quarter of 2009, and to $3.6 million in the nine months ended September 30, 2010, a decrease of 27% from $4.9 million in the nine months ended September 30, 2009.

The following table sets forth the breakdown of PC Postage revenue between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for the three and nine months ended September 30, 2010 and 2009 and the resulting percent change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Non-enhanced promotion revenue	$18,157	$16,752	8%	$54,494	$49,954	9%
Enhanced promotion revenue	1,064	1,562	(32)%	3,585	4,877	(27)%
PC postage revenue	$19,221	$18,314	5%	$58,079	$54,831	6%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average monthly revenue per paid customer.

The number of paid customers originally acquired through our non-enhanced promotion channels during the third quarter of 2010 was approximately 334,000, an increase of 6% from approximately 315,000 in the third quarter of 2009.  We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The 6% increase in paid customers over the past year was attributable to both increased customer acquisition and reduced churn in these channels. We believe the increased customer acquisition was primarily attributable to increased customer acquisition spending and improvements in the economic environment. We believe the decreased churn rates were primarily attributable to increased usage of our service and improvements in the economic environment.

For customers originally acquired through our non-enhanced promotion channels, our average monthly revenue per paid customer for the third quarter of 2010 was $18.13, an increase of 2% compared to $17.72 for the third quarter of 2009.  We believe the increase in average monthly revenue per paid customer was partially attributable to an increase in the average store and insurance revenue per paid customer driven by increased usage of our service and partially attributable to having a larger number of customers on higher priced plans.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total Revenues
Service	77.3%	76.2%	76.6%	76.0%
Product	13.2%	12.5%	13.7%	12.8%
Insurance	2.4%	1.9%	2.1%	1.9%
PhotoStamps	7.0%	9.4%	7.6%	9.3%
Other	0.1%	0.0%	0.0%	0.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Service	15.5%	14.5%	15.8%	14.6%
Product	4.8%	4.6%	5.1%	4.8%
Insurance	0.8%	0.6%	0.6%	0.6%
PhotoStamps	5.5%	7.6%	5.7%	7.2%
Total cost of revenues	26.6%	27.3%	27.2%	27.2%
Gross profit	73.4%	72.7%	72.8%	72.8%
Operating expenses:
Sales and marketing	33.7%	36.4%	35.9%	39.1%
Research and development	10.7%	10.9%	10.5%	11.0%
General and administrative	16.5%	16.8%	15.8%	16.5%
Legal settlements and reserves	0.0%	0.0%	8.3%	0.0%
Total operating expenses	60.9%	64.1%	70.5%	66.6%
Income from operations	12.5%	8.6%	2.3%	6.2%
Interest income and other income, net	1.1%	1.0%	1.0%	1.3%
Income before taxes	13.6%	9.6%	3.3%	7.5%
Income tax expense (benefit)	0.4%	1.1%	(6.0%)	0.9%
Net income	13.2%	8.5%	9.3%	6.6%

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

Service revenue increased 4% to $16.0 million in the third quarter of 2010 from $15.4 million in the third quarter of 2009 and increased 5% to $48.2 million in the nine months ended September 30, 2010 from $45.9 million in the nine months ended September 30, 2009. The 4% increase in service revenue during the third quarter of 2010 consisted of an 8% increase in service revenue from customers acquired through our non-enhanced promotion channels, partly offset by a 32% decrease in service revenue from customers acquired through our enhanced promotion channel. The 5% increase in service revenue during the nine months ended September 30, 2010 consisted of an 8% increase in service revenue from customers acquired through our non-enhanced promotion channels, partly offset by a 26% decrease in service revenue from customers acquired through our enhanced promotion channel. As a percentage of total revenue, service revenue increased one percentage point to 77% in the third quarter of 2010 from 76% in the third quarter of 2009 and increased one percentage point to 77% in the nine months ended September 30, 2010 from 76% in the nine months ended September 30, 2009.

Product revenue increased 8% to $2.7 million in the third quarter of 2010 from $2.5 million in the third quarter of 2009 and increased 11% to $8.6 million in the nine months ended September 30, 2010 from $7.7 million in the nine months ended September 30, 2009. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; (3) the additional SKUs we added to our Supplies Store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the third quarter of 2010 was $108 million, a 26% increase from the $86 million printed during the third quarter of 2009. As a percentage of total revenue, product revenue was constant at 13% in the quarters ended September 30, 2010 and 2009 and increased one percentage point to 14% in the nine months ended September 30, 2010 from 13% in the nine months ended September 30, 2009.

Insurance revenue increased 32% to $496,000 in the third quarter of 2010 from $377,000 in the third quarter of 2009 and increased 9% to $1.3 million in the nine months ended September 30, 2010 from $1.2 million in the nine months ended September 30, 2009, primarily as a result of the expansion of our insurance offering to include international packages during the third quarter of 2010. As a percentage of total revenue, insurance revenue was 2% during each of the third quarters of 2010 and 2009 and the nine months ended September 30, 2010 and 2009.

We reduced our PhotoStamps sales and marketing spending in 2010 compared with 2009 and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to improve profitability in that business.  As a result of this decision, PhotoStamps revenue decreased 24% to $1.4 million in the third quarter of 2010 from $1.9 million in the third quarter of 2009 and decreased 15% to $4.8 million in the nine months ended September 30, 2010 from $5.6 million in the nine months ended September 30, 2009. As a percentage of total revenue, PhotoStamps revenue decreased two percentage points to 7% in the third quarter of 2010 from 9% in the third quarter of 2009 and decreased one percentage point to 8% in the nine months ended September 30, 2010 from 9% in the nine months ended September 30, 2009. Total PhotoStamps sheets shipped during the third quarter of 2010 was approximately 81,000, a 29% decrease compared to approximately 114,000 in the third quarter of 2009. Average revenue per sheet shipped in the third quarter of 2010 was $17.89 compared to $16.70 in the third quarter of 2009. The decrease in sheets shipped and increase in average revenue per sheet was primarily attributable to a discounted promotion we executed with one of our PhotoStamps partners during the third quarter of 2009 that did not repeat in the third quarter of 2010.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was $19,000 in the third quarter of 2010 compared to $1,000 in the third quarter of 2009 and $22,000 in the nine months ended September 30, 2010 compared to $6,000 in the nine months ended September 30, 2009. Commission revenue was not material to our consolidated financial statements.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue was $5.5 million during each of the third quarters of 2010 and 2009 and increased 4% to $17.1 million in the nine months ended September 30, 2010 from $16.4 million in the nine months ended September 30, 2009. As a percentage of total revenue, total cost of revenue was 27% during each of the third quarters of 2010 and 2009 and the nine months ended September 30, 2010 and 2009.

Cost of service revenue increased 10% to $3.2 million in the third quarter of 2010 from $2.9 million in the third quarter of 2009 and increased 13% to $9.9 million in the nine months ended September 30, 2010 from $8.8 million in the nine months ended September 30, 2009. The increase during the quarter and nine months ended September 30, 2010 was primarily attributable to the increase in service revenue as discussed above as well as: 1) an increase in customer service costs aimed at improving our overall customer experience and 2) an increase in promotional expense. The increase in promotional expense was primarily attributable to higher redemption rates of our free scale and free postage offers. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was $573,000 and $449,000 in the third quarter of 2010 and 2009, respectively. Promotional expense was $1.9 million and $1.2 million in the nine months ended September 30, 2010 and 2009, respectively. As a percentage of total revenue, cost of service revenue increased one percentage point to 16% in the three and nine months ended September 31, 2010 from 15% in the three and nine months ended September 31, 2009.

Cost of product revenue increased 6% to $993,000 in the third quarter of 2010 from $940,000 in the third quarter of 2009 and increased 10% to $3.2 million in the nine months ended September 30, 2010 from $2.9 million in the nine months ended September 30, 2009. The increase in costs was attributable to increased product revenue as discussed above as well as higher fulfillment costs as we added an east coast fulfillment center to reduce delivery times and improve customer experience. As a percentage of total revenue, cost of product revenue was 5% in the third quarter of 2010 and 2009 and in the nine months ended September 30, 2010 and 2009.

Cost of insurance revenue increased 36% to $158,000 in the third quarter of 2010 from $116,000 in the third quarter of 2009 and increased 7% to $390,000 in the nine months ended September 30, 2010 from $364,000 in the nine months ended September 30, 2009. The increase in costs was attributable to increased insurance revenue as discussed above. As a percentage of total revenue, cost of insurance revenue was constant at 1% in the third quarters of 2010 and 2009 and in the nine months ended September 30, 2010 and 2009.

Cost of PhotoStamps revenue decreased 26% to $1.1 million in the third quarter of 2010 from $1.5 million in the third quarter of 2009 and decreased 18% to $3.6 million in the nine months ended September 30, 2010 from $4.4 million in the nine months ended September 30, 2009, corresponding to the decrease in PhotoStamps revenue as discussed above. The gross margin from PhotoStamps was significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue decreased two percentage points to 6% in the third quarter of 2010 from 8% in third quarter of 2009 and decreased one percentage point to 6% in the nine months ended September 30, 2010 from 7% in the nine months ended September 30, 2009.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense decreased 5% to $7.0 million in the third quarter of 2010 from $7.4 million in the third quarter of 2009 and decreased 5% to $22.6 million in the nine months ended September 30, 2010 from $23.7 million in the nine months ended September 30, 2009. As a percentage of total revenue, sales and marketing expense decreased two percentage points to 34% in the third quarter of 2010 from 36% in the third quarter of 2009 and decreased three percentage points to 36% in the nine months ended September 30, 2010 from 39% in the nine months ended September 30, 2009. The decrease, both on an absolute basis and as a percentage of total revenue, was primarily due to our decision to decrease our enhanced promotion marketing program expenditures and to decrease our marketing expenditures related to PhotoStamps, partially offset by an increase in marketing program expenditures relating to the acquisition of customers outside the enhanced promotion channel for our PC Postage business. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense was $2.2 million in the third quarter of 2010 and 2009 and was $6.6 million in the nine months ended September 30, 2010 and 2009.  As a percentage of total revenue, research and development expense was constant at 11% in the third quarter of 2010 and 2009, and in the nine months ended September 30, 2010 and 2009.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense was constant at $3.4 million in the third quarter of 2010 and 2009 and decreased 1% to $9.9 million in the nine months ended September 30, 2010 from $10.0 million in the nine months ended September 30, 2009. As a percentage of total revenue, general and administrative expense was constant at 17% in the third quarter of 2010 and 2009 and decreased one percentage point to 16% in the nine months ended September 30, 2010 from 17% in the nine months ended September 30, 2009.

Legal Settlements and Reserves

We entered into a settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. Under the terms of the agreement, we made a $5.1 million payment for settlement of all claims asserted in the litigation, purchased the patents asserted in the litigation for $400,000, and granted Salim Kara options to purchase 35,000 shares of Stamps.com stock.  Mr. Kara also agreed to cooperate with us in the prosecution and enforcement of any patents on which he is named as an inventor, including the patents asserted in the Stamps.com vs. Endicia litigation matters.  As a result, we recorded legal settlements and reserves of $5.2 million in the nine months ended September 30, 2010.  There were no comparable expenses in the third quarter of 2010 or 2009 or in the nine months ended September 30, 2009.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and other income, and was immaterial to our consolidated financial statements. Interest and other income, net increased 5% to $219,000 in the third quarter of 2010 from $208,000 in the third quarter of 2009 and decreased 22% to $620,000 in the nine months ended September 30, 2010 from $797,000 in the nine months ended September 30, 2009.  As a percentage of total revenue, interest and other income, was constant at 1% in the third quarter of 2010 and 2009, and in the nine months ended September 30, 2010 and 2009. The increase during the third quarter of 2010 was primarily due to higher interest rates, while the decrease during the nine months ended September 30, 2010 was primarily due lower investment balancesas a result of our use of cash to repurchase shares of our common stock.

Income Tax Expense (Benefit)

In the third quarter of 2010 we incurred an income tax expense of $82,000 compared with income tax expense of $221,000 in the third quarter of 2009.  During the nine months ended September 30, 2010 we incurred an income tax benefit of $3.8 million compared with income tax expense of $555,000 in the nine months ended September 30, 2009. The income tax benefit in the nine months ended September 30, 2010 was primarily due to the release of a portion our valuation allowance against our deferred tax assets. During the second quarter of 2010, we evaluated our deferred tax assets and concluded that an additional release of a portion of our valuation allowance was appropriate and as a result we recorded an income tax benefit of approximately $4.0 million. The changes in circumstances that resulted in a release of a portion of the valuation allowance in the second quarter of 2010 were: (i) the attainment of 5 consecutive years of taxable income from 2005 to 2009 and (ii) a material decline in our Section 382 ownership shift under Internal Revenue Code Section 382 from approximately 34% as of March 31, 2010 to approximately 24% as of June 30, 2010. During the nine months ended September 30, 2010, our California state income taxes reflect reflected our ability to use our NOLs to offset 2010 state income tax expense.   However, in October 2010, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2010 and 2011 so we expect our state income tax expense to increase as a result.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009 we had $68 million and $72 million, respectively, in cash, restricted cash and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Net cash provided by operating activities was $9.7 million and $7.3 million during the nine months ended September 30, 2010 and 2009, respectively.  The increase in net cash provided by operating activities was primarily attributable to an increase in net income and an increase in net working capital as a source of cash.

Net cash used in investing activities was $8.7 million and $4.9 million during the nine months ended September 30, 2010 and 2009, respectively. The increase in net cash used in investing activities was primarily attributable to increased purchase of investment securities as compared to the same period in 2009 and an increase in our purchases of capital equipment.

Net cash used in financing activities was $13.0 million and $12.2 million during the nine months ended September 30, 2010 and 2009, respectively. This increase was primarily attributable to our increased use of cash to repurchase our stock in 2010.

On October 28, 2010 we announced that our Board of Directors declared a one-time special dividend of $2.00 per share to shareholders of record as of the close of business on November 11, 2010, to be paid on December 2, 2010.  Our Board of Directors approved the special dividend to distribute excess cash from our capital structure, and to allow our shareholders to take advantage of the current low dividend tax rates. The total amount of cash distributed in the dividend is expected to be approximately $28.5 million and we anticipate ending the 2010 fiscal year with approximately $35 million in cash and investments.

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

In addition to the above, we account for income taxes using the asset and liability approach, which requires the recognition of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws.  The measurement of the deferred tax asset is reduced by a valuation allowance for any tax benefits for which future realization is uncertain.  The deferred tax asset is calculated using estimates of future taxable income.  See note 7 for further information regarding income taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used and do not use derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At September 30, 2010, our cash equivalents and investments consist of money market, asset-backed securities and US treasury and public corporate debt securities with duration of 482 days. At September 30, 2010 our cash equivalents and investments were $68 million and had a related weighted average interest rate of 1.3%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10 % increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – Legal Proceedings of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

During the third quarter of 2010, we purchased our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2010 – July 31, 2010	44,459	$10.00	44,459	$16,679
August 1, 2010 – August 31, 2010	42,757	$11.00	42,757	$20,530
September 1, 2010 – September 30, 2010	—	—	—	$20,530

On July 22, 2010, our Board of Directors approved a share repurchase plan effective upon the expiration of the previous plan in August 2010, authorizing us to repurchase up to 2.0 million shares of Stamps.com stock from August 2010 to February 2011.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Settlement Agreement by and among Kara Technology Incorporated, Salim Kara and Stamps.com Inc. dated October 6, 2010.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

November 8, 2010	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

November 8, 2010	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer