Form 10-K
period 2010-12-31
STAMPS.COM INC
filed 2011-03-15
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number: 000-26427

Stamps.com Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0454966
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $122,367,965 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of February 28, 2011, there were 14,542,481 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2010

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

For discussion of some of the factors that could affect our results, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. “Risk Factors.”

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

Stamps.com, NetStamps, Stamps.com Internet Postage, PhotoStamps, Hidden Postage and the Stamps.com logo are our trademarks. This Report also references trademarks of other entities. References in this Report to “we” “us” “our” or “company” are references to Stamps.com, Inc. and its subsidiaries.

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $226 million and $148 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period.

Under our certificate of incorporation, any person or entity, including any company and investment firm, that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition, any person, including any company and investment firm, that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors. The NOL protective provisions contained in our certificate of incorporation (the “NOL Protective Measures”) are more specifically described in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2008.

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms. As a result, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010.

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

Services and Products

We offer the following products and services to our customers:

•	PC Postage Services. Our USPS-approved PC Postage service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS and international mail classes. Customers can also add USPS Special Services such as Delivery ConfirmationTM, Signature ConfirmationTM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. After installing our software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week.

Our customers can print postage (1) on NetStamps® labels, which can be used just like regular stamps, (2) directly on envelopes, postcards or on other types of mail or labels, in a single-step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages. For added convenience, our PC Postage services incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States. Our PC Postage service is also integrated with common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. We also offer several different versions of NetStamps, such as Themed NetStamps and Photo NetStamps that allow customers to add stock or full custom designs to their mail while still providing the same NetStamps convenience of printing and using postage whenever it is needed.

When a customer purchases postage for use through our service, the customer pays the face value of the postage, and the funds are transferred directly from the customer’s account to the USPS’s account. In addition to postage purchases, customers pay us a monthly service fee ranging from $15.99 to $39.99 depending on the features and capabilities of the particular service. Our Pro Plan offers a basic set of Stamps.com mailing & shipping features with single-user capability. Our Premiere plan for larger small businesses adds multiple-user functionality, automated Certified Mail forms, FedEx label printing, additional reference codes and higher allowable postage balances to our Pro Plan feature set. Our Professional Shipper plan is targeted at higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. We have launched shipping integrations with several of these e-commerce focused companies over the past year. Our Enterprise service is targeted at organizations with multiple geographic locations and features enhanced reporting that allows a central location such as a corporate headquarters greater visibility and control over postage expenditures across their network of locations.

As part of our PC Postage services, we offer back-end integration solutions where we provide the electronic postage for transactions to partners who manage the front-end process.

Our software integrates directly into the most popular e-commerce platforms, allowing web store managers to completely automate their order fulfillment process by processing, managing, and shipping orders from virtually any e-commerce source through a single interface without manual data entry. Managers can retrieve order data and print complete shipping labels for all USPS mail classes including First Class International®.

In July 2010 we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they don’t have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from USPS. A transaction fee of $0.07 per label is charged to customers for each label printed.

In February 2011 we were awarded a contract from the USPS to provide the electronic postage for shipping transactions generated by Click-N-Ship®, a web-based service available at USPS.com that allows USPS customers to purchase and print shipping labels for domestic and international Priority and Express packages at no additional mark-up over the cost of postage.

•	PhotoStamps®. In May 2009, we successfully completed the market test of our PhotoStamps product. PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days.
•	Mailing & Shipping Supplies Store. Our Mailing & Shipping Supplies Store (our “Supplies Store”) is available to our customers from within our PC Postage software and sells NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Store features a store catalog, messaging regarding our free or discounted shipping promotions, cross-selling product recommendation during the checkout process, product search capabilities, and same day shipping of orders with expedited and rush shipping options.
•	Branded Insurance. We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund. We also offer official USPS insurance alongside our branded insurance product.

When we refer to our PC Postage business, we are referring to our PC Postage Service, Mailing & Shipping Supplies Store and Branded Insurance offering. We do not include our PhotoStamps business when we refer to our PC Postage business.

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

Some of the ways in which our customers can save money include: (1) receiving a discount versus USPS retail post offices of up to 15% off Priority Mail, up to 21% off Express Mail, 5% off Priority Mail International and 8% off Express Mail International. In addition, “Commercial Plus” customers who meet certain higher volume requirements receive up to 28% off of Priority Mail and up to 32.5% off Express Mail;

(2) getting electronic Delivery or Signature Confirmation at 40 to 70 cents less per package than the comparable services at a retail USPS post office; (3) an automatic check of all addresses against the USPS database, so postage is not wasted on undeliverable-as-addressed mail; (4) avoiding wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and distance to the destination; (5) tracking and controlling postage expenditures in a small office using cost codes built into our software; and (6) paying a monthly service fee that is up to 75% less than the total cost of an entry-level postage meter, where users typically pay monthly rental fees, maintenance fees, postage purchase surcharges, cleaning fees, and fees for proprietary ink cartridges.

Some of the other benefits of using our service noted by our customers include: (1) mail produced with our service is more professional looking than stamped mail, helping a smaller business resemble a larger business; (2) providing the ability to send USPS packages with Hidden PostageTM, which hides the actual amount paid for postage (a useful feature for e-commerce companies that may not want the recipient to see actual shipping cost information); (3) helping a business reduce its customer support costs by automatically generating and sending package delivery status e-mails to its customers; (4) providing a complete record of all mail or packages sent, allowing our customers to easily keep a record of all sent mail; (5) generating a single bar-coded form that represents multiple packages in a single shipment so that the USPS can scan the single form to accept all of the packages at once and the customer gets a record that all the packages were accepted by the USPS; and (6) allowing enterprise customers to track and control postage spending across their distributed network of individual locations centrally from corporate headquarters.

Marketing of PC Postage

We target our PC Postage marketing at small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers. We market our PC Postage services through the following channels:

•	Affiliate Channels. We utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our web site through a third party affiliate management company.
•	Direct Mail. We send direct mail pieces to prospective customers with prospect lists purchased from third parties or obtained from partners.
•	Direct Sales. We utilize a direct sales force for higher-priced Enterprise and Professional Shipper versions of our PC Postage service.
•	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, traditional media advertising, retail and other programs.
•	Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our PC Postage software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software included along with a partner’s software product, the distribution of our software at a retail location, or the bundling of our software with a hardware device. Our partnerships include Microsoft, Avery Dennison, and Hewlett Packard.
•	Remarketing. We remarket our services to former customers. Our remarketing efforts are generally focused on new features that may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers.
•	Traditional Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails, and other online advertising vehicles.
•	USPS Referrals. We utilize the nationwide USPS Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls. We also receive referrals directly from the USPS website at www.USPS.com.

•	Enhanced Promotion Online Advertising. We work with various companies to advertise our service in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to get the customer to try our service. We reduced our investment in the enhanced promotional channel during recent years.

When we refer to our “Non-Enhanced Promotion” marketing channels, we are referring to all the marketing channels described above, excluding the Enhanced Promotion Online Advertising channel.

Marketing of PhotoStamps

We target our PhotoStamps marketing at consumers and businesses. We market or have marketed our PhotoStamps product through the following channels:

•	Online advertising, including paid search, banner ads, permission-based emails, and other online advertising methods;
•	Partnerships including Apple, Google/Picasa, HP/Snapfish, Adobe and others;
•	Retail distribution of a boxed PhotoStamps product;
•	Remarketing to our existing customers; and
•	Traditional offline methods of consumer advertising.

In recent years, we reduced our consumer-focused marketing spending in order to lower our customer acquisition costs and improve our expected returns and profitability in the PhotoStamps business.

2011 Business Strategy

Our PC Postage Business

Our 2011 strategy for the PC Postage business includes the following major initiatives:

•	Increase our Small Business Marketing Spending. Based on recent analysis and trends, we believe that improvements in the macro-economic environment are being reflected in our small business acquisition metrics and that the lifetime value of a non-enhanced promotion customer continues to be more than twice the cost of acquiring those customers. Accordingly, we plan to increase customer acquisition spending in our non-enhanced promotion small business marketing channels by an estimated 5% to 10% in 2011 versus 2010.

We also plan to continue increasing our investment in our direct mail channel as well as refining our customer acquisition process through online advertising, affiliates, partners, telemarketing, traditional media, and other areas. Our goal is to modestly increase our investment in our PC Postage business in the current small business economic environment and be well positioned to increase that investment commensurate with continued improvements in the economic environment, especially as it pertains to small businesses.

Although our online enhanced promotion channel tends to attract customers with lower lifetime values, we continue to see an attractive return on our investment, and we plan to continue to run this channel until we no longer find the returns to be attractive. However, based on recent trends, we currently expect to continue to reduce our marketing spending in this area in 2011 versus 2010.

•	Optimize our Business Model and Improve our Customer Experience. We plan to continue optimizing our registration process and post-registration customer interactions to improve the initial experience a customer has with our service. We plan to continue expanding our presence in social networking sites and continue expanding our customer web portal and multi-media and content on our website. We also plan to launch new features in our software product in 2011 including adding new mailing and shipping capabilities and various other features that we believe will make mailing easier for our customers.
•	Enhance our Corporate Enterprise Solution Marketing Efforts. Customers continued to be attracted to our corporate enterprise solution versus a postage meter based on our dramatically lower cost of ownership and visibility into individual employee activity from our sophisticated front-end reporting tool with real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers, which are typically not available with a postage meter. In 2011, we plan to continue increasing and optimizing our enterprise customer lead generation efforts. We also plan to increase our sales team size commensurate with the business prospects that are available and continue working on improving the efficiency of our sales team.
•	Enhance our High Volume Shipper Solution and Marketing Efforts. In 2010 we made several enhancements to our shipping technology, including: (1) improved batch capability with easier order management, easier order flow, the ability to customize email and the ability to print packing slips, (2) additional shopping cart integrations for easier data export and import from the tools that customers like to use, and (3) a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users.

In 2011 we plan to continue investing in our shipping technology and sales and marketing efforts by (1) continuing to improve the software features to further improve scalability of the product to the largest high-volume customers, (2) adding shopping cart integration for easier data export and import from the tools that customers like to use, (3) adding new integrations into sophisticated high-volume shipping solutions such as multi-carrier shipping software, and (4) scaling our sales effort using our national sales force. Attracting high volume shippers is a strategic focus for us and is also one of the most important strategic initiatives of the USPS. We are focused on helping the USPS as much as we can to be successful in this area.

Our PhotoStamps Business

In 2011 we plan to continue marketing PhotoStamps, but with limited spending and expectations. We will continue our program of focused direct-to-website PhotoStamps marketing spending with a goal of keeping the overall cost per acquisition at a level that provides an attractive financial return. We do not expect to invest heavily in the PhotoStamps area long-term until the economy materially improves, as we believe that there will be opportunities to grow the business in a better economic environment.

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

Dymo Stamps is different from our service in the approach it takes to the business model. Its service is offered without a monthly service fee, which is one of its primary marketing messages versus our service. To use the Dymo Stamps feature, however, customers must purchase Dymo Stamps labels through Endicia at a price that is significantly higher per label than our price for our NetStamps labels.

Pitney Bowes, Inc.  Pitney Bowes is the current market leader in the U.S. traditional postage meter business, with revenues of $5.4 billion in 2010. Pitney Bowes launched its initial software-based PC Postage product in 2000 and currently offers a PC Postage product named ShipStream Manager designed for shipping packages. During 2004 Pitney Bowes also began offering an Internet-based service for printing a single label for use in shipping a package that does not require a monthly subscription fee, in partnership with eBay. Pitney Bowes offers a customized postage offering (branded ZazzleStamps) through a partnership with Zazzle.com, Inc., a small, private U.S. company that specializes in custom products. During 2010 Pitney Bowes launched a PC Postage solution named pbSmartPostage.

We also compete with traditional postage meters offered by Pitney Bowes and others in the U.S. market. We believe that our customers choose our PC Postage service over traditional postage meters primarily to save money. We also believe that our PC Postage service can offer superior capabilities to postage meters in certain areas, such as the ability to integrate tightly with small business productivity applications and the ability to easily monitor and track USPS packages. We believe customers choose postage meters over our solutions because of the perceived ease of use of these products versus our current approach of software that runs on a PC.

We believe that our customers choose our PC Postage service over that of other PC Postage competitors because of our superior user interface and our larger breadth of features. For example, we are the only PC Postage service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge and envelope printing, we are the only PC Postage provider with an integration partnership with Amazon.com serving their Marketplace users, we support more address books than any other PC Postage software, and we are the only company that offers the additional customer choice of our Themed and Photo NetStamps labels. Based on USPS data and our own estimates, we believe that as of the end of 2010 approximately 80% of all PC Postage subscription customers were our customers (excluding estimated customers paying for postage on a pure transaction-based, no-monthly-fee plan).

Based on USPS data and on our own estimates, we believe that PhotoStamps is a leading brand in the USPS’s customized postage program. When compared to competitive offerings, we think PhotoStamps offers the best product and overall customer experience in the industry. PhotoStamps was also the first commercially available customized postage product, and we believe it has the best brand recognition among its competitors.

Other Competition.  We also compete with traditional methods of accessing US postage, such as postage stamps, USPS retail locations, and USPS online services such as Click-N-Ship and those available through eBay/PayPal. All of these methods are typically available with no additional markup over the face value of postage. We believe that our customers choose our service over these methods of accessing postage because of convenience and the capabilities and features that are not available through these traditional methods. We believe customers choose traditional methods over our solutions as a way to obtain postage without paying additional fees above the face value of postage. In our high volume shipping solution we also compete with alternatives to the US Postal service for package services such as FedEx and UPS.

Industry Overview

Business Market Size

Our PC Postage mailing and shipping service is currently targeted primarily at U.S. small offices, home offices, small businesses, enterprises and high volume shippers, and within these segments we target both mailers and shippers. We believe the number of businesses that we can serve with our current products are as follows: (1) 14 million income-generating home offices; (2) 4.1 million single location small businesses of 5 employees or less (typically using our single user Pro service); (3) 2.3 million single location small businesses of 6 to 100 employees (typically using our Pro or our multi-user Premier service); (4) 1.3 million multi-location small businesses, which represent 3.9 million separate locations; and (5) 107,000 medium and large businesses over 100 employees, which represent 1.5 million separate locations (typically using our Enterprise service). In total we estimate that there are 22 million businesses, which represent 26 million locations that are the primary target for our current service. In addition we believe there are 24 million non-income generating home offices such as those used for corporate after-hours work or telecommuting, and our solution is also applicable to that segment. We also have consumers that use our service.

US Mail Volume

According to the USPS Fiscal 2010 Annual Report, the total US Postal Service revenue was $67 billion during its fiscal year ended September 30, 2010. Of this amount approximately $48 billion was represented by mail classes that are addressable using our current solution (First Class, Priority Mail, Express Mail, Media Mail, Parcel Post, international mail, and special services). We believe that some portion of this $48 billion is a potential market for purchasing and printing postage using PC Postage.

Based on the USPS Fiscal 2009 Household Diary study, consumer-to-consumer personal correspondence mail volume is approximately 5.4 billion pieces per year (1.0 billion personal letters, 2.0 billion holiday greeting cards, 1.4 billion non-holiday greeting cards, and 1.0 billion other). We also estimate that an additional 6.6 billion pieces per year are sent between businesses and consumers as first class primary business advertising mail, and an additional 5.5 billion pieces per year are sent from businesses to consumers as First Class correspondence mail. We believe that consumer-to-consumer and business-to-consumer advertising mail are two potential markets for use of PhotoStamps.

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

We continue to ask the USPS for new PC Postage benefits such as additional discounts on the face value of postage and commissions on postage. There are many factors that go into the evaluation of our requests, and we have no guarantee that USPS will grant any of our requests. Our customers currently receive discounted rates relative to prices available at retail post offices for Priority Mail, Express Mail, Priority Mail International and Express Mail International and for electronic confirmation services such as Delivery Confirmation and Signature Confirmation.

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

Our transaction processing servers are a combination of secure, commercially available and internally-developed technologies that are designed to provide secure and reliable transactions. Our implementation of system hardware meets government standards for security and data integrity. The performance and scalability of our PC Postage system is designed to allow many users to simultaneously process postage transactions through our system. Our database servers are designed and built with industry-leading database technologies and are scalable as needed.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents. We also have a number of registered and unregistered trademarks. We plan to apply for more patents and trademarks in the future.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development” for the amount spent during each of the last three fiscal years on company-sponsored research and development activities.

Section 382 Update

We currently have federal and state NOL carry-forwards of approximately $226 million and $148 million, respectively, which when combined with our other tax credits and tax assets have a potential value of up to $94 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2010 we were at approximately a 22% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person or entity, including any company or investment firm that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition any person or entity, including any company or investment firm that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors. These NOL Protective Measures contained in our certificate of incorporation are more particularly discussed in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2008.

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms. As a result, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010.

As of February 28, 2011, we had 14,542,481 shares outstanding, and therefore ownership of approximately 727,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Employees

As of December 31, 2010, we had approximately 220 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments, Geographical and Revenue Information

We operate in a single market segment, “Internet Mailing and Shipping Services” and therefore have only one reportable segment. All of our operations, revenue and assets are within the United States. During 2010, 2009 and 2008, we did not recognize revenue from any one customer that represented 10% or more of revenues. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for years ended December 31, 2010 and 2009,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for years ended December 31, 2009 and 2008,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10 percent or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the fourth and first calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue does have some seasonal variation driven by typically seasonally stronger customer acquisition in the fourth and first calendar quarters and typically seasonally slower customer acquisition in the second and third calendar quarters. Our PhotoStamps revenue is typically seasonally stronger in the fourth calendar quarter due to the holidays.

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

Available Information

We make available on our website (www.stamps.com), free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the SEC (information contained on our website is not part of this Annual Report on Form 10-K). Our Annual Report on Form 10-K may also be obtained free of charge by written request to Investor Relations, Stamps.com Inc., 12959 Coral Tree Place Los Angeles, California 90066.

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

This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about us and the Internet. See the discussion of forward-looking statements on page 1 of Part I of this Report.

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

Our results are impacted by the macroeconomic environment which has experienced a severe global economic downturn during the past few years.

We believe the performance of our PhotoStamps and PC Postage businesses are influenced by macro economic trends. The United States economy has been experiencing a financial downturn characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy and lower levels of consumer and business spending. A continuation of this economic downturn could negatively affect our business, operating results and financial condition in a number of ways. For example, customers may leave our service, and efforts to attract new customers may also be adversely impacted. In addition, customers may delay or decrease spending with us or may not pay us, or may delay paying us.

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

Our services and products must meet the commercial demands of our customers, which include home businesses and offices, small and medium sized businesses, corporations and individuals. We cannot be sure that our services will appeal to or be adopted by an ever-growing range of customers. If we are unable to ship products such as items from our Supplies Store or PhotoStamps in a timely manner to our customers, our business may be harmed. Moreover, our ability to obtain and retain customers depends, in part, on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we fail to meet the demands of our customers, our results of operations will be adversely affected.

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

The USPS could also decide that PC Postage should no longer be an approved postage service due to security concerns, financial difficulties within the USPS or other issues. Our business would suffer dramatically if we are unable to adapt our services to any new requirements or specifications or if the USPS were to discontinue PC Postage as an approved postage method. Alternatively, the USPS could introduce competitive programs or amend PC Postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the USPS itself. If we are unable to compete successfully, particularly against large, traditional providers of postage products, such as Pitney Bowes, who enter the online postage market, our revenues and operating results will suffer.

The USPS could decide that PhotoStamps should no longer be an approved product for such reasons as the belief that PhotoStamps presents an unacceptable risk to USPS revenues, exposes the USPS or its customers to legal liability, or causes public or political embarrassment or harm to the USPS in any way. If the USPS were to discontinue PhotoStamps, our revenues and operating results will suffer.

Additionally, the USPS could decide to amend, renegotiate or terminate agreements or financial compensation arrangements that exist now or in the future. For instance, if the USPS decides to amend, renegotiate or terminate our credit card cost sharing agreement, which is a key agreement that governs the allocation of credit card fees paid by the USPS and us, our revenues and operating results will likely suffer.

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

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $226 million and $148 million, respectively, which when combined with our other tax credits and tax assets has a potential value of up to $94 million in tax savings over the next 15 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2010 we were at approximately a 22% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person or entity, including company or investment firm, that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition any person or entity, including any company or investment firm, that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors. These NOL protective measures contained in our certificate of incorporation (the “NOL Protective Measures”) are more particularly discussed in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2008.

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms. As a result, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010. As of February 28, 2011, we had 14,542,481 shares outstanding, and therefore ownership of approximately727, 000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Even if we revoke the existing waiver to make the NOL Protective Measures operate again to prevent new “5% shareholders”, we cannot ensure that an “ownership change” will not occur.

Section 382 of the Internal Revenue Code is an extremely complex provision with respect to which there are many uncertainties. Accordingly, if the existing waiver were revoked so that the measures were to operate again to prevent new “5% shareholders”, the NOL Protective Measures might not prevent all transfers that might result in an “ownership change.” Alternatively, a court could find that some or all of the NOL Protective Measures are not enforceable, either in general or as to a particular fact situation. Even if the NOL Protective Measures are enforced by state courts, we have not requested a ruling from the Internal Revenue Service (“IRS”) regarding the effectiveness of the NOL Protective Measures, and we cannot ensure that the IRS will agree that the NOL Protective Measures are effective for purposes of Section 382. Moreover, our board of directors could still permit a transfer or transfers that result in or contribute towards an “ownership change” if it were to determine that such a transfer is in our best interests. As a result of these and other factors, the NOL Protective Measures, if operative, would serve to reduce, but not eliminate, the risk that we could undergo an “ownership change.” Accordingly, even in such event, we could not assure you that upon audit, the IRS would agree that all of our NOLs are allowable.

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

In addition, if the existing waiver of our NOL Protective Measures were revoked so that the measures operated again to prevent new “5% shareholders”, the NOL Protective Measures could be deemed to have an “anti-takeover” effect because, among other things, they would restrict the ability of a person, entity or group to accumulate more than 5% of our common stock and the ability of persons, entities or groups now owning more than 5% of our common stock to acquire additional shares of our common stock without the approval of our board of directors. As a result, our board of directors might be able to prevent any future takeover attempt. Therefore, the NOL Protective Measures could discourage or prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management against the possibility of removal.

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

ITEM 3. LEGAL PROCEEDINGS.

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

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we seek an injunction, unspecified damages, and attorneys’ fees. The Court issued a “Markman order” to determine the meaning of the claims on May 14, 2010. The Court has scheduled a trial commencement date of June 21, 2011.

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. On October 6, 2010, we entered into the final settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. Under the terms of the agreement, we made a $5.1 million payment for settlement of all claims asserted in the litigation, purchased the patents asserted in the litigation for $0.4 million, and granted Mr. Salim Kara options to purchase 35,000 shares of Stamps.com common stock. Mr. Kara also agreed to cooperate with us in the prosecution and enforcement of any patents on which he is named as an inventor, including the patents asserted in the Stamps.com vs. Endicia litigation matters.

On December 22, 2010, Patent Management Foundation filed suit against us in the United States District Court for the Northern District of California, alleging that we falsely marked certain of our products and advertisements with incorrect or inapplicable patents. In addition, on February 22, 2011, Union Properties LLC filed suit against us in the United States District Court for the Western District of Texas, also alleging that we falsely marked certain of our products and advertisements with incorrect or inapplicable patents. We dispute the claims made by Patent Management Foundation and Union Properties LLC and intend to defend these lawsuits vigorously.

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

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”. The following table sets forth the range of high and low dividend adjusted sales prices reported on The NASDAQ Stock Market for our common stock for the following periods(1):

	High	Low
Fiscal Year 2009
First Quarter	$8.13	$5.83
Second Quarter	$7.88	$6.22
Third Quarter	$7.71	$6.21
Fourth Quarter	$8.36	$6.70
Fiscal Year 2010
First Quarter	$8.48	$6.84
Second Quarter	$8.89	$8.00
Third Quarter	$11.17	$7.56
Fourth Quarter	$14.37	$10.91

(1)	The sales prices above are adjusted to take into account the effect of the $2.00 dividend per share of common stock paid by us in the fourth quarter of 2010. See “Dividend Policy” below for additional information.

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The NASDAQ Stock Market on (i) December 31, 2010 and (ii) February 28, 2011.

Closing Price
December 31, 2010	$13.25
February 28, 2011	$13.44

Stock Performance Graph

The information contained in this section shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, or subject to Regulation 14A or 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into such a filing.

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2005 to December 31, 2010 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) Morgan Stanley Internet Index, an equal-dollar-weighted index composed of 23 leading companies involved in Internet commerce, service and software. The graph assumes that $100 was invested on December 31, 2005 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

Company/Index	Base December 31, 2005	Year ended December 31,
		2006	2007	2008	2009	2010
Stamps.com Inc.	$100.00	$68.60	$53.05	$42.81	$39.20	$66.28
NASDAQ Market Index	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
Morgan Stanley Internet Index	$100.00	$109.43	$145.05	$78.48	$153.54	$201.87

Holders

As of February 28, 2011, there were approximately 397 stockholders of record and 14,542,481 shares of our common stock outstanding.

Dividend Policy

In the fourth quarter of 2010 we paid a special dividend of $2.00 per share on our common stock. The total cash dividend amount paid to stockholders was $28.9 million, based on 14.5 million shares outstanding as of the November 11, 2010 record date. We did not pay any dividends during 2009.

Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to shares of our common stock that may be issued under our existing stock incentive plans, all of which were approved by our stockholders:

Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
2,265,393	$12.87	3,292,550

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during 2010.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the fourth quarter of 2010.

On July 22, 2010, our Board of Directors approved a share repurchase plan effective upon the expiration of the previous plan in August 2010, authorizing us to repurchase up to 2.0 million shares of Stamps.com stock from August 2010 to February 2011. On February 3, 2011, the Board of Directors approved a new share repurchase plan effective upon the expiration of the current plan on February 15, 2011, authorizing the Company to repurchase up to 1.0 million shares of Stamps.com stock during the next six months.

We will consider repurchasing stock in the future by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We have no commitment to make any repurchases.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and our financial statements, including the notes thereto, included elsewhere in this Report.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
PC postage revenue	$78,355	$73,623	$73,036	$67,017	$63,965
PhotoStamps revenue	7,162	8,485	11,876	17,887	18,801
Other revenue	27	16	—	907	1,820
Total revenues	85,544	82,124	$84,912	85,811	84,586
Cost and expenses:
Cost of sales	23,684	22,914	22,908	25,306	24,797
Research and development	9,420	8,699	8,425	8,260	8,817
Sales and marketing	31,174	31,735	33,538	33,115	27,793
General and administrative	14,590	12,961	15,581	12,538	11,649
Legal settlements	5,211	—	—	—	—
Income from operations	1,465	5,815	4,460	6,592	11,530
Interest and other income, net	756	916	2,918	4,461	5,096
Non-operating asset write-off	634	—	—	—	—
Income tax expense (benefit)	(3,945)	554	(2,786)	387	164
Net income	$5,532	$6,177	$10,164	$10,666	$16,462
Basic net income per share	$0.38	$0.38	$0.53	$0.51	$0.71
Diluted net income per share	$0.38	$0.38	$0.53	$0.50	$0.69
Weighted average shares outstanding used in basic per-share calculation	14,529	16,238	19,081	20,815	23,233
Weighted average shares outstanding used in diluted per-share calculation	14,685	16,369	19,345	21,194	24,032
Cash dividends declared per common share	$2.00	$0.00	$0.00	$0.00	$0.00

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$35,299	$71,745	$74,059	$90,823	$106,074
Working capital	16,041	41,791	63,037	60,011	27,724
Total assets	57,442	89,258	93,258	104,953	121,550
Total stockholders’ equity	44,238	75,605	78,341	92,442	110,535

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” of this Report and our financial statements and the related notes thereto included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results including those set forth in Item 1A. “Risk Factors” of this Report. See the discussion of forward-looking statements on page 1 of Part I of this Report.

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

Section 382 Update

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $226 million and $148 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2010 we were at approximately a 22% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person or entity, including any company and investment firm, that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition, any person, including any company and investment firm, that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors. The NOL Protective Measures contained in our certificate of incorporation are more specifically described in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 2, 2008.

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms. As a result, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010.

As of February 28, 2011, we had 14,542,481 shares outstanding, and therefore ownership of approximately 727,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Results of Operations

Years Ended December 31, 2010 and 2009

Total revenue in 2010 was $85.5 million, an increase of 4% from $82.1 million in 2009. PC Postage revenue, including service revenue, product revenue and insurance revenue, in 2010 was $78.4 million, an increase of 6% compared to $73.6 million in 2009. PhotoStamps revenue in 2010 was $7.2 million, a decrease of 16% compared to $8.5 million in 2009. Other revenue in 2010 was $27,000, an increase of 69% compared to $16,000 in 2009. The following table sets forth the breakdown of revenue for 2009 and 2010 and the resulting percent change (revenue in $000s):

Total Revenue	2010	2009	% Change
Service Revenue	$64,607	$61,372	5%
Product Revenue	$11,725	$10,653	10%
Insurance Revenue	$2,023	$1,598	27%
PC Postage Revenue	$78,355	$73,623	6%
PhotoStamps Revenue	$7,162	$8,485	(16%)
Other Revenue	$27	$16	73%
Total Revenue	$85,544	$82,124	4%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2009 and 2010 as our estimated return-on-investment continued to be attractive. Primarily as a result of these decisions, PC Postage revenue for customers acquired through our non-enhanced promotion channels was approximately $73.8 million in 2010, an increase of 10% from approximately $67.4 million in 2009.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service. Over time we have seen a decrease of the return-on-investment from this channel, and as a result we have reduced our investment in this area in 2007, 2008, 2009 and 2010. As a result of these decisions, we experienced a reduction in revenue for customers acquired through this channel to approximately $4.5 million in 2010, a decrease of 28% from approximately $6.3 million in 2009.

The following table sets forth the breakdown of PC Postage revenue, which includes Service, Product and Insurance revenue, between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for 2009 and 2010 and the resulting percent change (revenue in $000s):

PC Postage Revenue	2010	2009	% Change
Non-Enhanced Promotion Revenue	$73,814	$67,362	10%
Enhanced Promotion Revenue	$4,541	$6,262	(28%)
PC Postage Revenue	$78,355	$73,623	6%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average revenue per paid customer. The increase in paid customers in 2010 was attributable to our increased customer acquisition spending in these channels. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.

The following table sets forth the total number of paid customers in the period that were originally acquired through our non-enhanced promotion channels (in thousands):

Year	Paid Customers (000)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average
2010	336	338	334	340	337
2009	321	317	315	320	318

The following table sets forth the growth in paid customers and average annual revenue per paid customer for customers originally acquired through our non-enhanced promotion channel:

Non-Enhanced Promotion Revenue	2010	2009	% Change
Average paid customers for the year (in thousands)	337	318	6%
Average annual revenue per paid customer	$219	$212	3%
Non-Enhanced Promotion Revenue ($000s)	$73,814	$67,362	10%

For customers originally acquired through our non-enhanced promotion channels, our average annual and monthly PC Postage revenue per paid customer in 2010 was $218.99 and $18.25 respectively, which increased by 3% compared to $211.66 and $17.64, respectively in 2009. The increase was partially attributable to an increase in average service fee revenue per paid customer driven by having a larger number of customers on higher priced plans and increased usage of our service and partially attributable to an increase in average store and insurance revenue per paid customer driven by increased usage of our service.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Twelve months ended December 31,
	2010	2009
Total Revenues:
Service	75.5%	74.7%
Product	13.7%	13.0%
Insurance	2.4%	2.0%
PhotoStamps	8.4%	10.3%
Other	0.0%	0.0%
Total revenues	100.0%	100.0%
Cost of revenues:
Service	15.5%	14.4%
Product	5.1%	4.9%
Insurance	0.7%	0.6%
PhotoStamps	6.3%	8.0%
Total cost of revenues	27.7%	27.9%
Gross profit	72.3%	72.1%
Operating expenses:
Sales and marketing	36.4%	38.6%
Research and development	11.0%	10.6%
General and administrative	17.1%	15.8%
Legal settlements	6.1%	0.0%
Total operating expenses	70.6%	65.0%
Asset write-off	1.7%	0.0%
Income from operations	-0.7%	7.1%
Interest and other income, net	0.9%	1.1%
Income before income taxes	1.9%	8.2%
Income taxes expense (benefit)	-4.6%	0.7%
Net income	6.5%	7.5%

Revenue

Our revenue is derived primarily from five sources: (1) service and transaction fees charged to customers for use of our PC Postage service; (2) product sales consisting of Supplies Store revenue from the direct sale of consumables and supplies; (3) insurance revenue from our branded insurance offering; (4) PhotoStamps revenue from our PhotoStamps business; and (5) other revenue, consisting of licensing revenue and advertising revenue derived from advertising programs with our existing customers.

Service revenue increased 5% to $64.6 million in 2010 from $61.4 million in 2009. The increase in service revenue consisted of a 9% increase in service revenue from customers acquired through our non-enhanced promotion channels, which more than offset the 27% decrease in service revenue from customers acquired through our enhanced promotion channel. The 9% increase in service revenue from customers acquired through the non-enhanced promotion channels consisted of a 6% increase in successfully billed customers and a 3% increase in average service revenue per customer. As a percentage of total revenue, service revenue increased to 76% in 2010 from 75% in 2009, primarily as a result of the decrease in revenue from our PhotoStamps product.

Product revenue increased 10% to $11.7 million in 2010 from $10.7 million in 2009. The increase in product revenue was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; (3) additional SKUs we added to our Supplies Store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during 2010 was $447 million, a 26% increase from $354 million in 2009. Store orders increased by 18% in 2010 compared to 2009, while the average revenue per store order decreased by 7% in 2010 compared to 2009. As a percentage of total revenue, product revenue increased slightly to 14% in 2010 from 13% in 2009, primarily as a result of the decrease in revenue from our PhotoStamps product.

Insurance revenue increased 27% to $2.0 million in 2010 from $1.6 million in 2009. This increase was primarily attributable to (1) the expansion of our existing package insurance offering to cover packages being shipped to international destinations and (2) insurance purchases resulting from our new partnership with Amazon.com. As a percentage of total revenue, insurance revenue was unchanged at 2% in each of 2010 and 2009.

We reduced our PhotoStamps sales and marketing spending in 2010 compared with 2009 and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to improve profitability in that business. As a result of this decision, PhotoStamps revenue decreased 16% to $7.2 million in 2010 from $8.5 million in 2009. Total PhotoStamps sheets shipped during 2010 was approximately 410,000, a 17% decrease compared to 491,000 in 2009. Average revenue per sheet in 2010 was $17.48, a 1% increase compared to $17.29 in 2009. As a percentage of total revenue, PhotoStamps revenue decreased to 8% in 2010 from 10% in 2009.

Cost of Revenue

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees and customer misprints that do not qualify for reimbursement from the USPS. Cost of product revenue principally consists of the cost of products sold through our Mailing & Shipping Supplies Store and the related costs of shipping and handling. The cost of insurance revenue principally consists of parcel insurance offering costs. Costs of PhotoStamps revenue principally consists of the face value of postage, image review costs and printing and fulfillment costs. Total cost of revenue increased 3% to $23.7 million in 2010 from $22.9 million in 2009. As a percentage of total revenue, cost of revenue was unchanged at 28% in 2010 and 2009.

Cost of service revenue increased 12% to $13.3 million in 2010 from $11.9 million in 2009. The increase is primarily attributable to an increase in promotional expenses, which include free postage and free digital scale offered to new customers. Promotional expenses were $2.7 million and $1.7 million during 2010 and 2009, respectively. The increase in promotional expense is attributable to increased acquisition of new customers and a new method of offering promotional items to customers which increased promotional redemption rates. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer’s lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. As a percentage of total revenue, cost of service revenue increased to 16% in 2010 as compared to 14% in 2009.

Cost of product revenue increased 9% to $4.3 million in 2010 from $4.0 million in 2009. The increase in these costs was consistent with the 10% increase in product revenue during the same period. As a percentage of total revenue, cost of product revenue was 5% in both 2010 and 2009.

Cost of insurance increased 30% to $641,000 in 2010 from $500,000 in 2009, which was consistent with the 26% growth in insurance revenue during the same period. As a percentage of total revenue, cost of insurance revenue was 1% in both 2010 and 2009.

Cost of PhotoStamps revenue decreased 17% to $5.4 million in 2010 from $6.6 million in 2009, which was consistent with the 16% decrease in PhotoStamps revenue during the same period. The gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue decreased to 6% in 2010 from 8% in 2009.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense decreased 2% to $31.2 million in 2010 from $31.7 million in 2009. As a percentage of total revenue, sales and marketing expense decreased to 36% in 2010 from 39% in 2009. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to the decrease in our enhanced promotion marketing program expenditures by 44% in 2010 compared to 2009, and the decrease in our marketing expenditures related to PhotoStamps by 63% in 2010 compared to 2009. The decrease was partially offset by an increase in marketing program expenditures relating to the acquisition of customers outside the enhanced promotion channel for our PC Postage business, which increased by 2% in 2010 compared with 2009 and increase in compensation expense of $835,000 in 2010 related to the special dividend we paid on our common stock as described further in Note 2 — “Summary of Significant Accounting Policies — Stock Based Compensation” of our accompanying consolidated financial statements. Ongoing PC Postage marketing programs include traditional advertising, partnership, customer referral programs, customer re-marketing efforts, telemarketing, direct mail and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 8% to $9.4 million in 2010 from $8.7 million in 2009. As a percentage of total revenue, research and development expense was unchanged at 11% in both 2010 and 2009. The increase is mainly attributable to higher headcount related expenses as (1) we continued to invest in the development and enhancement of our PC postage solutions and (2) we incurred additional compensation expense of $707,000 in 2010 related to the special dividend we paid on our common stock as described further in Note 2 — “Summary of Significant Accounting Policies — Stock Based Compensation” of our accompanying consolidated financial statements.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 13% to $14.6 million in 2010 from $13.0 million in 2009. As a percentage of total revenue, general and administrative expense increased slightly to 17% in 2010 from 16% in 2009. The increase, both on an absolute basis and as a percentage of total revenue is primarily due to (1) an increase in legal expenses due to increased activity in our patent infringement litigations and (2) additional compensation expense of $1.6 million in 2010 related to the special dividend we paid on our common stock as described further in Note 2 — “Summary of Significant Accounting Policies — Stock Based Compensation” of our accompanying consolidated financial statements.

Legal Settlement

Legal settlements were $5.2 million in 2010. This expense was primarily due to our settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. We did not incur this expense in 2009.

Non-Operating Asset Write-Offs

The non-operating asset write-off was $634,000 in 2010. We incurred $634,000 in capitalized fixed assets related to a project to launch a new third party billing system. During 2010, we made a decision to abandon this project before it was completed and placed in service. As a result, we wrote-off the $634,000 fixed assets in the fourth quarter of 2010. We did not have any similar write-off in 2009.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and other income currently immaterial to our financial statements. Interest and other income, net decreased 17% to approximately $756,000 in 2010 from $916,000 in 2009. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower interest rates and lower investment balances, as we sold certain investments and used the cash to pay a one-time special dividend of $2.00 per share and repurchase shares of our common stock.

Provision (Benefit) for Income Taxes

In 2010 we had an income tax benefit of approximately $3.9 million compared to an income tax expense of $554,000 in 2009. The income tax benefit we realized in 2010 was primarily due to the release of a portion of our valuation allowance, which is recorded against our gross deferred tax asset. During the second quarter of 2010, we recorded an income tax benefit of approximately $4.0 million when we determined that a release of a portion of our valuation allowance was appropriate as a result of the following discrete events: (1) our attainment of over five consecutive years of taxable income, (2) the material decline of our Section 382 ownership under the Internal Revenue Code from approximately 34% as of March 31, 2010 to approximately 24% as of June 30, 2010 and (3) the settlement of our outstanding patent infringement litigation with Kara Technology, which improved our confidence in our short-term taxable income projection by eliminating the uncertainty of a potential large negative judgment against us and eliminating the related on-going third party litigation expenses. In making this determination, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. As of December 31, 2010, the net deferred tax asset on the balance sheet represented the projected tax benefit we expect to realize over the future two fiscal years and we continued to maintain a valuation allowance against the remainder of our gross deferred tax asset.

During 2010, the State of California passed legislation that extended the suspension of the use of NOLs to offset current state income tax expense to the years 2010 and 2011. The legislation also increased the limitation on the use of tax credits to offset state income tax expense from 50% in 2009 to 100% for 2010 and 2011. As a result, we were able to utilize our tax credits to offset 100% of our state income tax expense in 2010 compared to 2009 where we utilized our tax credits to offset 50% of our state income tax expense.

Expectations for 2011

We expect the following trends for 2011 compared with 2010:

•	We expect to continue to increase customer acquisition spending on our PC Postage non-enhanced promotion channels by 5 – 10% in 2011 compared to 2010. We will continue to monitor our customer metrics and the state of the economy throughout the year and adjust our level of spending accordingly.
•	We expect to see upper single digit revenue growth in PC Postage revenue excluding the enhanced promotion channel for 2011 compared to 2010. We expect this growth to be driven by both increases in the number of paying customers and increases in average revenue per customer.
•	We expect to continue to reduce PC Postage marketing spending in the enhanced promotion channel and as a result expect that PC Postage revenue for customers acquired through this channel will continue to decrease in 2011 compared to 2010 and consistent with the declining trends we saw in 2010.
•	While we did see an improvement in our fourth quarter PC Postage customer metrics, we believe macro-economic factors are still negatively impacting PC Postage customer metrics in the form of higher cost per acquired small business customer and higher churn rates relative to pre-recessionary levels. We believe economic uncertainty has reduced customers' willingness to take on additional new services and that small business failure rates negatively impact our churn rates. Thus, the state of the economy in general and in particular as it impacts small businesses has a material impact on our PC Postage business. We are currently expecting a neutral to improving small business economic environment in 2011; however, any unexpected deterioration from current levels could negatively impact our results including our PC Postage customer metrics and revenue.
•	We expect PhotoStamps revenue and marketing spending to decrease in 2011 compared with 2010, although this will depend on many factors, including our assessment of the state of the economy in the fourth quarter (which is traditionally our seasonally strongest quarter) of 2011. We believe macro-economic factors are still negatively impacting our PhotoStamps revenue through reduced customer purchases of our product.
•	We expect research and development expenses to be modestly higher in 2011 primarily related to expected increased headcount costs.
•	We expect General and Administrative expenses to be higher in 2011 driven by higher legal costs primarily resulting from our litigation with Endicia, which continues to be a material expense for us. However, the amount and timing of our legal expenses are volatile, so our ability to predict the resulting increase or decrease in general administrative expense is limited.
•	We expect interest income and other income, net to decrease due to lower invested cash balances and continued lower interest rates.

As discussed above, our results are subject to macro economic factors and other factors which could cause these trends to be worse than our current expectation. See Item 1A. “Risk Factors” and the discussion of forward-looking statements on page 1 of Part I of this Report.

Years Ended December 31, 2009 and 2008

Total revenue in 2009 was $82.1 million, a decrease of 3% from $84.9 million in 2008. PC Postage subscriber related revenue, including service revenue, product revenue and insurance revenue, in 2009 was $73.6 million, a slight increase of 1% compared to $73.0 million in 2008. PhotoStamps revenue in 2009 was $8.5 million, a decrease of 29% compared to $11.9 million in 2008.

PC Postage revenue for customers acquired through our enhanced promotion channel for 2009 was approximately $6.3 million, a decrease of 31% from approximately $9.1 million in 2008. PC Postage revenue for customers acquired through our non-enhanced promotion channels for 2009 was approximately $67.4 million, an increase of 5% from approximately $63.9 million in 2008.

The following table sets forth the total number of paid customers originally acquired through our non-enhanced promotion channels on a quarterly basis (in thousands):

Year	Paid Customers (000)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	321	317	315	320
2008	305	314	312	311

We believe that the increase in paid customers in 2009 was attributable to our increased customer acquisition spending. For customers originally acquired through our non-enhanced promotion channels, our average subscriber related monthly revenue per paid customer in 2009 was $17.63 compared to $17.16 in 2008.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Twelve months ended December 31,
	2009	2008
Total Revenues:
Service	74.7%	72.5%
Product	13.0%	11.7%
Insurance	2.0%	1.8%
PhotoStamps	10.3%	14.0%
Other	0.0%	0.0%
Total revenues	100.0%	100.0%
Cost of revenues:
Service	14.4%	12.2%
Product	4.9%	4.2%
Insurance	0.6%	0.6%
PhotoStamps	8.0%	10.0%
Other	27.9%	0.0%
Total cost of revenues	72.1%	27.0%
Gross profit		73.0%
Operating expenses:	38.6%
Sales and marketing	10.6%	39.5%
Research and development	15.8%	9.9%
General and administrative	65.0%	18.3%
Total operating expenses	7.1%	67.7%
Income from operations	1.1%	5.3%
Other income, net	8.2%	3.4%
Income before income taxes	0.7%	8.7%
(Benefit) provision for income taxes	7.5%	-3.3%
Net income	2009	12.0%

Revenue

Service revenue decreased 0.3% to $61.4 million in 2009 from $61.6 million in 2008. The slight decrease in service revenue consisted of a 5% increase in service revenue from customers acquired through our non-enhanced promotion channels, which was more than offset by a 32% decrease in service revenue from customers acquired through our enhanced promotion channel. The 5% increase in service revenue from customers through our non-enhanced promotion channels consisted of a 2% increase in successfully billed customers and a 3% increase in average service revenue per customer. As a percentage of total revenue, service revenue increased to 75% in 2009 from 73% in 2008, primarily as a result of the decrease in revenue from our PhotoStamps product.

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

Cost of Revenue

Cost of revenue was essentially unchanged at $22.9 million in both 2009 and 2008. As a percentage of total revenue, cost of revenue increased slightly to 28% in 2009 compared to 27% in 2008.

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

Cost of product revenue increased 13% to $4.0 million in 2009 from $3.5 million in 2008. The increase in costs is attributable to increased product revenue as discussed above as well as higher fulfillment costs, as we added an east coast fulfillment center to reduce delivery times and improve the customer experience. As a percentage of total revenue, cost of product revenue increased slightly to 5% in 2009 from 4% in 2008.

Cost of insurance was essentially unchanged at approximately $500,000 in both 2009 and 2008, which is consistent with insurance revenue as discussed above. As a percentage of total revenue, cost of insurance revenue was unchanged at 1% in both 2009 and 2008.

Cost of PhotoStamps revenue decreased 23% to $6.6 million in 2009 from $8.5 million in 2008, corresponding to the decrease in PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue decreased to 8% in 2009 from 10% in 2008.

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

Research and Development

Research and development expense increased 3% to $8.7 million in 2009 from $8.4 million in 2008. As a percentage of total revenue, research and development expense increased slightly to 11% in 2009 from 10% in 2008.

General and Administrative

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

Provision (Benefit) for Income Taxes

In 2009 we had an income tax expense of approximately $554,000 compared to an income tax benefit of $2.8 million in 2008. During 2009 our income tax expense consisted of alternative minimum federal tax and state income tax. During 2008 our income tax benefit consists of alternative minimum federal tax and state income tax netted against a tax benefit. The income tax benefit we realized in 2008 was primarily due to the release of a portion of our valuation allowance which is recorded against our deferred tax asset. During 2008, we recorded an income tax benefit of approximately $3.7 million when we determined that a release of a portion of our valuation allowance was appropriate as a result of the following discrete events: (1) the attainment of three consecutive years of taxable income and (2) indication from the USPS that the market test for our PhotoStamps business, which constituted 21% of total revenue in 2007, would be extended for another year into 2009. In making this determination, we considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. As of December 31, 2008, the net deferred tax asset on the balance sheet represented the projected tax benefit we expect to realize over the future one fiscal year and we continued to maintain a valuation allowance against the remainder of our gross deferred tax asset. During 2009 there was no discrete event to support an additional valuation release of our deferred tax asset and thus there was no income tax benefit in that year.

In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. As a result of not being able to use our state NOLs, we incurred additional California state income tax expense during the years ended December 31, 2009 and 2008. However; we were able to offset 50% of our state income tax expense through use of our tax credits in both of these years.

Liquidity and Capital Resources

As of December 31, 2010 and 2009, we had $35 million and $72 million in cash, restricted cash and short-term and long-term investments, respectively. We invest available funds in short-term and long-term money market funds, commercial paper, asset-backed securities, corporate notes and bonds and municipal securities and do not engage in hedging or speculative activities.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our corporate headquarters with aggregate lease payments of $4.0 million through March 2010. In December 2009, we amended our lease agreement extending the term for 26 months commencing in April 2010 through May 2012. In addition to extending our lease term, we also added lease space of approximately 5,000 square feet. The total remaining aggregate lease payments as of December 31, 2010 under the original and amended lease agreement are $1.4 million.

The following table is a schedule of our significant contractual obligations and commercial commitments, which consists only of the future minimum lease payments under operating leases at December 31, 2010 (in thousands):

Operating Lease Obligations
Years ended:
2011	1,005
2012	419
Thereafter	—
$1,424

During 2010, we repurchased 1.5 million shares of our common stock for $13.8 million. During 2011, subject to limitations that may be imposed by applicable securities laws and regulations and the rules of The NASDAQ Stock Market, we may consider repurchasing stock by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. We have no commitments to make any such purchases.

During the fourth quarter of 2010, we paid a special dividend of $2.00 per share on our common stock. The total cash dividend amount paid to stockholders was $28.9 million, based on 14.5 million shares outstanding as of the November 11, 2010 record date. We also incurred compensation expense of $3.4 million in the fourth quarter related to the special dividend and its effect on employee stock options. See Note 2 “Summary of Significant Accounting Policies — Stock Based Compensation” of our accompanying consolidated financial statements.

Net cash provided by operating activities was $4.8 million and $10.0 million for 2010 and 2009, respectively. The decrease in net cash provided by operating activities in 2010 is primarily attributable to (1) the $5.2 million in the legal settlement in 2010 and (2) the $3.4 million in additional compensation expense in 2010 related to the special dividend. See Note 2 “Summary of Significant Accounting Policies — Stock Based Compensation” of our accompanying consolidated financial statements.

Net cash used in investing activities was $1.4 million and $4.3 million in 2010 and 2009, respectively. The decrease in net cash used in investing activities primarily resulted from the sale of long-term investments.

Net cash used by financing activities was $40.4 million and $13.3 million for 2010 and 2009, respectively. The increase in net cash used in financing activities resulted primarily from our payment of a special dividend of $2.00 per share in the fourth quarter of 2010 totaling $28.9 million, as described above.

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

Our service revenue is primarily based on monthly convenience fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including PhotoStamps, to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue, are estimated using historical experience. We recognize licensing revenue ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable. We recognize revenue on insurance purchases upon the ship date of the insured package.

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

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. We account for our promotional expense in accordance with Accounting Standard Codification (“ASC”) 605-50-25, “Recognition — Vendor’s Accounting for Consideration Given to a Customer”, by recognizing a liability for promotional expense based on estimated amounts that will be claimed by customers unless the liability for promotional expense cannot be reasonable and reliably estimated. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer’s lifetime.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of US Federal and State tax loss carryforwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence which includes our forecasted future taxable income which is a critical accounting estimate by management.

Based on our evaluation of these factors, we reduced our valuation allowances in 2010 and 2008. The portion credited to the income statement was approximately $4.0 million and $3.7 million, respectively. As of

December 31, 2010, our recorded net deferred tax asset represents approximately two years of forecasted taxable income as we currently do not believe forecasted taxable income projections beyond two years can be supported at a more likely than not level. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that additional deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” of our accompanying consolidated financial statements regarding recent accounting pronouncements and our expectation of their impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 672 days at December 31, 2010. Our cash equivalents and investments approximated $35 million and had a weighted average interest rate of 2.2%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2010, which is included herein.

Changes in internal controls

During the quarter ended December 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and Subsidiary

We have audited Stamps.com Inc. and subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stamps.com Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stamps.com Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. and subsidiary as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Stamps.com Inc. and subsidiary and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 15, 2011

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2011 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference herein to our proxy statement for our 2011 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference herein to our proxy statement for our 2011 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2011 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference herein to our proxy statement for our 2011 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as part of this report.
1.	Financial Statements. Our following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

Stamps.com Inc. and Subsidiary Financial Statements

2.	Financial Statement Schedules. All of our financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.
3.	Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(11)
3.2	Bylaws of the Company.(3)
3.3	Resolution Amending Bylaws of Stamps.com Inc.(13)
4.1	Specimen common stock certificate.(4)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2)
10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7)
10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6)
10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1)
10.7+	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc.(8)
10.8++	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc.(9)
10.9	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5)
10.10	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5)
10.11	Form of Addendum to Stock Option Agreement — Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5)
10.12	Form of Addendum to Stock Option Agreement — Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5)
10.13	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5)
10.14	Form of Addendum to Stock Issuance Agreement — Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5)

Exhibit Number	Description
10.15	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5)
10.16	Form Notice of Grant of Non-Employee Director — Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5)
10.17	Form Notice of Grant of Non-Employee Director — Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5)
10.18	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5)
10.19	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5)
10.20	Stock Purchase Agreement(12)
10.21	2010 Equity Incentive Plan.(13)
10.22	Form of Stock Option Agreement.(14)
10.23	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)
14	Code of Ethics.(10)
21	List of Subsidiaries: PhotoStamps Inc., a California corporation
23.1	Consent of Ernst & Young LLP.(16)
24.1	Power of Attorney by G. Bradford Jones.(16)
24.2	Power of Attorney by Mohan Ananda.(16)
24.3	Power of Attorney by Lloyd I. Miller.(16)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(16)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(16)
32.1	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(16)
32.2	Certification of Chief Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(16)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).
(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).
(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 7, 1999 (File No. 333-77025).
(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).
(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).
(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003
(9)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004.
(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008.
(12)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010.
(13)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2010.
(14)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 2010 (File No. 333-168360).
(15)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010.
(16)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.
+	Confidential treatment requested and received as to certain portions.
++	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stamps.com Inc. and subsidiary at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stamps.com Inc. and subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 15, 2011

STAMPS.COM INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,071	$45,011
Restricted cash	—	554
Short-term investments	12,291	2,224
Accounts receivable, net	4,868	4,367
Other current assets	4,015	3,288
Total current assets	29,245	55,444
Property and equipment, net	1,694	2,102
Intangible assets, net	885	498
Long-term investments	14,937	23,956
Deferred income taxes	7,650	3,671
Other assets	3,031	3,587
Total assets	$57,442	$89,258
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,011	$9,583
Deferred revenue	4,193	4,070
Total current liabilities	13,204	13,653
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2010 and 2009
Issued shares: 24,757 in 2010 and 24,429 in 2009
Outstanding shares: 14,490 in 2010 and 15,681 in 2009	47	47
Additional paid-in capital	608,522	630,322
Treasury stock, at cost, 10,267 shares in 2010 and 8,748 shares in 2009	(118,151)	(104,344)
Accumulated deficit	(446,603)	(450,214)
Accumulated other comprehensive income (loss)	423	(206)
Total stockholders’ equity	44,238	75,605
Total liabilities and stockholders’ equity	$57,442	$89,258

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Service	$64,607	$61,372	$61,556
Product	11,725	10,653	9,906
Insurance	2,023	1,598	1,574
PhotoStamps	7,162	8,485	11,876
Other	27	16	—
Total revenues	85,544	82,124	84,912
Cost of revenues:
Service	13,282	11,869	10,365
Product	4,337	3,989	3,520
Insurance	641	494	498
PhotoStamps	5,424	6,562	8,525
Total cost of revenues	23,684	22,914	22,908
Gross profit	61,860	59,210	62,004
Operating expenses:
Sales and marketing	31,174	31,735	33,538
Research and development	9,420	8,699	8,425
General and administrative	14,590	12,961	15,581
Legal settlements	5,211	—	—
Total operating expenses	60,395	53,395	57,544
Income from operations	1,465	5,815	4,460
Non-operating asset write-off	(634)	—	—
Interest income and other income, net	756	916	2,918
Income before income taxes	1,587	6,731	7,378
Provision (benefit) for income taxes	(3,945)	554	(2,786)
Net income	$5,532	$6,177	$10,164
Net income per share:
Basic	$0.38	$0.38	$0.53
Diluted	$0.38	$0.38	$0.53
Weighted average shares outstanding:
Basic	14,529	16,238	19,081
Diluted	14,685	16,369	19,345

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance at December 31, 2007	19,813	$47	$622,781	$(63,737)	$(466,555)	$(94)	$92,442
Comprehensive income: Net income	—	—	—	—	10,164	—	10,164
Unrealized loss on investments	—	—	—	—	—	(1,418)	(1,418)
Comprehensive income							8,746
Stock-based compensation expense	—	—	3,344	—	—	—	3,344
Exercise of stock options	45	—	336	—	—	—	336
Shares issued under the ESPP	39	—	349	—	—	—	349
Stock repurchase	(2,655)	—	—	(26,876)	—	—	(26,876)
Balance at December 31, 2008	17,242	$47	$626,810	$(90,613)	$(456,391)	$(1,512)	$78,341
Comprehensive income: Net income	—	—	—	—	6,177	—	6,177
Unrealized gain on investments	—	—	—	—	—	1,306	1,306
Comprehensive income							7,483
Stock-based compensation expense	—	—	3,097	—	—	—	3,097
Exercise of stock options	18	—	115	—	—	—	115
Shares issued under the ESPP	43	—	300	—	—	—	300
Stock repurchase	(1,622)	—	—	(13,731)	—	—	(13,731)
Balance at December 31, 2009	15,681	$47	$630,322	$(104,344)	$(450,214)	$(206)	$75,605
Comprehensive income: Net income	—	—	—	—	5,532	—	5,532
Unrealized gain on investments	—	—	—	—	—	629	629
Comprehensive income							6,161
Stock-based compensation expense	—	—	2,840	—	—	—	2,840
Return of capital	—	—	(27,023)	—	—	—	(27,023)
Dividend	—	—	—	—	(1,921)	—	(1,921)
Exercise of stock options	280	—	2,024	—	—	—	2,024
Shares issued under the ESPP	48	—	359	—	—	—	359
Stock repurchase	(1,519)	—	—	(13,807)	—	—	(13,807)
Balance at December 31, 2010	14,490	$47	$608,522	$(118,151)	$(446,603)	$423	$44,238

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2010	2009	2008
Operating activities:
Net income	$5,532	$6,177	$10,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	894	1,216	1,928
Non-operating asset write-off	634	—	—
Stock-based compensation expense	2,840	3,097	3,344
Deferred income taxes	(3,979)	—	(3,671)
Other-than-temporary impairment.	—	83	—
Changes in operating assets and liabilities:
Accounts receivable	(501)	(204)	(435)
Other current assets	(727)	1,138	(1,937)
Other assets	556	(239)	(96)
Deferred revenue	123	327	1,167
Accounts payable and accrued expenses	(572)	(1,591)	1,239
Net cash provided by operating activities	4,800	10,004	11,703
Investing activities:
Sale of short-term investments	4,835	16,462	29,035
Purchase of short-term investments	(14,776)	(2,396)	(23,627)
Sale of long-term investments	19,506	4,146	28,536
Purchase of long-term investments	(9,984)	(22,240)	(9,689)
Release of restricted cash	554	—	—
Acquisition of property, equipment and intellectual property.	(1,507)	(225)	(858)
Net cash (used in) provided by investing activities.	(1,372)	(4,253)	23,397
Financing activities:
Dividend payment	(1,921)	—	—
Return of capital	(27,023)	—	—
Proceeds from exercise of stock options	2,024	115	336
Issuance of common stock under ESPP	359	300	349
Repurchase of common stock	(13,807)	(13,731)	(26,876)
Net cash used in financing activities	(40,368)	(13,316)	(26,191)
Net (decrease) increase in cash and cash equivalents	(36,940)	(7,565)	8,909
Cash and cash equivalents at beginning of period	45,011	52,576	43,667
Cash and cash equivalents at end of period	$8,071	$45,011	$52,576
Supplemental cash flow information:
Income taxes paid during the period	$199	$706	$833

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Our core service allows customers to buy and print United States Postal Service (USPS) approved postage using any personal computer, an ordinary inkjet or laser printer, and an internet connection. Customers use our service to mail and ship a variety of mail pieces including postcards, envelopes, flats and packages, using a wide range of USPS mail classes, including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include home businesses, small businesses, enterprises, advance shippers and individuals. In 1999, we became the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model. In May 2009, we successfully completed the market test of our PhotoStamps® product, which allows consumers to turn digital photos, designs or images into valid US postage.

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

Our cash equivalents and investments consisted of money market funds, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2010 and 2009. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are included as a separate component of stockholders' equity.

Accounts Receivable

Our accounts receivable relate to PC Postage services, PhotoStamps sales, branded insurance provided to customers prior to billing and other receivables. Accounts receivable, net of allowances for uncollectible accounts of approximately $108,000 and $96,000 as of December 31, 2010 and 2009, respectively, were $4.9 million and $4.4 million as of December 31, 2010 and 2009, respectively.

We evaluate the collectability of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers deteriorates, resulting in their inability to make payments, additional provisions are recorded in that period.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Concentration of Risk

Our cash, cash equivalents and investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by us. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments. From time to time, our investments held with financial institutions may exceed Federal Deposit Insurance Corporation insurance limits. Interest rate fluctuations and changes in credit ratings impact the carrying value of our portfolio.

During 2010, 2009 and 2008, we did not recognize revenue from any one customer that represented 10% or more of revenues.

We have accounts receivable from one customer that represented approximately 21% and 11% of the total accounts receivable balance as of December 31, 2010 and 2009, respectively.

Inventories

Inventories consist of finished product sold through our supplies store and are accounted for using the lower of cost (first-in, first-out method) or market. Inventories reported as a component of other current assets in 2010 and 2009 were $2.7 million and $2.0 million, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful life of the asset, ranging from three to five years. Leasehold improvements are amortized over the term of the lease. We have a policy of capitalizing expenditures that materially increase assets’ useful lives and charging ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in operations.

Trademarks and Patents

Acquired trademarks, patents and other intangibles are included in intangible assets, net in the accompanying balance sheets and are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from approximately 9 to 17 years. During 2010, 2009 and 2008, amortization expense, including the amortization of trademarks and patents, was approximately $13,000, $6,000 and $367,000, respectively.

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

Intangible assets are tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required, and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the annual evaluations performed by us, there was no impairment of intangible assets during the years ended December 31, 2010, 2009 or 2008.

Deferred Revenue

The majority of our deferred revenue relates to PhotoStamps gift cards. We sell gift cards for our PhotoStamps product to our customers through our website and selected third parties. Proceeds from the sale of gift cards are initially recorded as a liability when received. We record the liability for outstanding gift cards in deferred revenue.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the years ended December 31, 2010, 2009 and 2008.

We provide our customers with the opportunity to purchase parcel insurance directly through our software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

Revenue from PhotoStamps gift cards, which is recognized at the time of redemption, was not significant to our financial statements during the years ended December 31, 2010, 2009 and 2008. Because we do not yet

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

have meaningful historical data upon which to base estimates for gift cards that will never be redeemed (“breakage”), we have not recorded any breakage income related to our gift card program.

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

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. We account for our promotional expense in accordance with Accounting Standard Codification (“ASC”) 605-50-25, “Recognition — Vendor’s Accounting for Consideration Given to a Customer”, by recognizing a liability for promotional expense based on estimated amounts that will be claimed by customers unless the liability for promotional expense cannot be reasonable and reliably estimated. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer’s lifetime.

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

Advertising Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. For the years ended December 31, 2010, 2009 and 2008, advertising and tradeshow costs were $5.5 million, $4.7 million and $4.3 million, respectively.

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

Income Taxes

We account for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

that deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of US Federal and State tax loss carryforwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

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

	Year Ended December 31,
	2010	2009	2008
Net income	$5,532	$6,177	$10,164
Basic – weighted average common shares	14,529	16,238	19,081
Dilutive effect of common stock equivalents	156	131	264
Diluted – weighted average common shares	14,685	16,369	19,345
Net income per share:
Basic	$0.38	$0.38	$0.53
Diluted	$0.38	$0.38	$0.53

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year Ended December 31,
	2010	2009	2008
Anti-dilutive stock option shares	1,928	2,677	2,642

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

During the fourth quarter of 2010, in connection with our special dividend of $2.00 per share, in order to prevent that dividend from diluting or enlarging the rights of the holders of outstanding stock options and purchase rights under certain of our employee plans, including our equity plans, we reduced the exercise price of affected options and rights in a manner that is both value neutral and that did not result in the incurrence of any incremental stock-based compensation expense. Because the exercise price could not be adjusted in this manner without adverse tax consequences for certain option grants, we made value neutral cash payments

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

with respect to those option grants, which compensated option holders for lost economic value in those option grants. These cash payments were expensed as compensation and did not affect our stock-based compensation expense.

The following table sets forth the stock-based compensation expense that we recognized under for the periods indicated (in thousands):

	2010	2009	2008
Stock-based compensation expense relating to:
Employee and director stock options	$2,725	$3,044	$3,220
Employee stock purchases	115	53	124
Total stock-based compensation expense	$2,840	$3,097	$3,344
Stock-based compensation expense relating to:
Cost of revenues	$253	$275	$289
Sales and marketing	727	769	754
Research and development	575	651	631
General and administrative	1,285	1,402	1,670
Total stock-based compensation expense	$2,840	$3,097	$3,344

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2010	2009	2008
Expected dividend yield	—	—	—
Risk-free interest rate	1.67%	2.00%	2.90%
Expected volatility	49%	53%	51%
Expected life (in years)	4.5	4.5	5
Expected forfeiture rate	20%	20%	17%

Treasury Stock

During 2010, 2009 and 2008, we repurchased 1.5 million shares for $13.8 million, 1.6 million shares for $13.7 million and 2.7 million shares for $26.9 million, respectively.

Segment Information

We operate in a single segment. We are a provider of Internet-based postage solutions located in a single geographic location from which substantially all of our revenue is generated. While components of revenue include both services and products associated with our postage solutions, our Chief Executive Officer, who is the chief operating decision maker, evaluates performance, makes operating decisions and allocates resources

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

based on the financial data provided in our financial statements as a single operating segment. In addition, discrete financial information is not generated, prepared or reviewed at any level that allow for the creation of an additional operating segment.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update No. 2010-06 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10). This update requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. The update further clarifies the existing disclosure requirements regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. This update was effective for our fiscal year beginning January 1, 2010 except for the gross presentation of the Level 3 roll forward information, which is effective for our fiscal year beginning January 1, 2011. The adoption of this amended standard did not significantly impact our consolidated financial statements.

3. Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks and other intellectual property with a gross carrying value of $8.7 million and $8.3 million as of December 31, 2010 and 2009 and accumulated amortization of $7.8 million as of December 30, 2010 and 2009, respectively. During 2010 we purchased two patents for $400,000 in connection with our settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. The expected useful lives of our amortizable intangible assets range from approximately 9 to 17 years. The weighted average amortization period for our amortizable intangible assets is 9.3 years. During 2010, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2010 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2010. Aggregate amortization expense on patents and trademarks was approximately $13,000, $6,000 and $367,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Our expected yearly amortization expense for the next five years is approximately $46,000.

4. Cash, Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2010 and 2009. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All investments are classified as available for sale and are recorded at market value using the specific identification method. Unrealized gains and losses are included as a separate component of stockholders' equity. We have six securities with a total fair value of $1.3 million that have unrealized losses of approximately $40,000 as of December 31, 2010. We do not intend to sell investments with amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. Realized gains and losses are reflected in interest income and other income, net using the specific identification method.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments  – (continued)

The following table summarizes realized gains and losses for the period indicated (in thousands):

	December 31,
	2010	2009
Realized gain	$62	$37
Realized loss	(97)	(5)
Net realized gain (loss)	$(35)	$32

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during 2010 after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuers
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following table summarizes our cash, cash equivalents, restricted cash and investments as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,633	—	—	$7,633
Money market	438	—	—	438
Cash and cash equivalents	8,071	—	—	8,071
Short-term investments:
Corporate notes and bonds	12,162	136	(7)	12,291
Short-term investments	12,162	136	(7)	12,291
Long-term investments:
Corporate bonds and asset backed securities	13,634	309	(33)	13,910
U.S. government and agency securities	1,009	18	—	1,027
Long-term investments	14,643	327	(33)	14,937
Cash and equivalents, restricted cash and investments	$34,876	463	(40)	$35,299

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments  – (continued)

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,132	—	—	$9,132
Money market	35,879	—	—	35,879
Cash and cash equivalents	45,011	—	—	45,011
Restricted cash:
Corporate notes and bonds	554	—	—	554
Restricted cash	554	—	—	554
Short-term investments:
Corporate notes and bonds	2,221	17	(14)	2,224
Short-term investments	2,221	17	(14)	2,224
Long-term investments:
Corporate bonds and asset backed securities	24,165	250	(459)	23,956
Long-term investments	24,165	250	(459)	23,956
Cash and equivalents, restricted cash and investments	$71,951	267	(473)	$71,745

Restricted cash of $554,000 related to a letter of credit for our facility was release in 2010 as a result of our amended lease agreement.

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$12,162	$12,291
Due after one year through five years	13,516	13,821
Due after five years through ten years	1,127	1,116
Total	$26,805	$27,228

5. Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 —	Valuations based on unadjusted quoted prices for identical assets in an active market.
Level 2 —	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.
Level 3 —	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Fair Value Measurements  – (continued)

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$8,071	$8,071	$—	$—
Available-for-sale debt securities	27,228	—	27,228	—
Total	$35,299	$8,071	$27,228	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$45,011	$45,011	$—	$—
Available-for-sale debt securities	26,734	—	26,734	—
Total	$71,745	$45,011	$26,734	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. There were no individual securities that were transferred between Level 1 and Level 2.

There were no non-financial assets or liabilities that were required to be measured at fair value as of December 31, 2010.

6. Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Payroll and related accrual	$2,568	$2,359
Legal and related accrual	609	615
Deferred rent accrual	—	24
Sales and marketing related accrual	1,772	2,255
Other accruals	4,062	4,330
Accounts payable and Accrued expenses	$9,011	$9,583

7. Allowance for Doubtful Accounts

As of December 31, 2010 and 2009, our allowance for doubtful accounts totaled approximately $108,000 and $96,000, respectively. Increases in our allowance for doubtful accounts totaled approximately $12,000 and $65,000 for 2010 and 2009, respectively. There were no material write-offs against the allowance for doubtful accounts during 2010 or 2009.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2010	2009
Furniture and equipment	$1,789	$1,679
Computers and software	13,575	13,241
Leasehold improvements	1,768	1,739
	17,132	16,659
Less accumulated depreciation and amortization	(15,438)	(14,557)
Property and equipment, net	$1,694	$2,102

During 2010, 2009 and 2008, depreciation expense was $881,000, $1.2 million and $1.6 million, respectively. During 2010 we disposed of non-operating assets totaling approximately $634,000. We did not dispose of any property and equipment in 2009. We incurred $634,000 in capitalized fixed assets related to a project to launch a new third party billing system. During 2010, we made a decision to abandon this project before it was completed and went live. As a result, we wrote-off $634,000 of fixed assets in the fourth quarter of 2010. We did not have any similar write-off in 2009.

9. Income Taxes

During 2010, our net income tax benefit consisted primarily of a reduction of a portion of our valuation allowance on our deferred tax asset as described further below. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance, our use of federal net operating losses (NOLs) to offset current federal tax expense and our use of tax credits to offset current state tax expense.

A valuation allowance was originally recorded against our gross deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During 2008, we determined that a full valuation allowance against our gross deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $3.7 million based on the following discrete events: (1) our attainment of three consecutive years of taxable income and (2) indication from the USPS that the market test for our PhotoStamps business, which constituted 21% of total revenue in 2007, would be extended for another year into 2009. During 2009 no discrete event occurred to support an additional release of our valuation allowance. During the second quarter of 2010, we recorded an income tax benefit of approximately $4.0 million when we determined that a release of a portion of our valuation allowance was appropriate as a result of the following discrete events: (1) the attainment of over five consecutive years of taxable income, (2) the material decline of our Section 382 ownership under the Internal Revenue Code from approximately 34% as of March 31, 2010 to approximately 24% as of June 30, 2010, and (3) the settlement of our outstanding patent infringement litigation with Kara Technology, which improved our confidence in our short-term taxable income projection by eliminating the uncertainty of a potential large negative judgment against us and eliminating the related on-going third party litigation expenses. In making this determination, we considered the available positive and negative evidence, including our recent earnings trend and expected continued future taxable income. As of December 31, 2010, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. In October 2010, the State of California passed legislation extending this suspension for tax years 2010 and 2011. As a result of not being able to use our state NOLs, we incurred approximately $370,000 and $523,000 of additional California state income tax expense during the years ended December 31, 2009 and 2008, respectively. We did not incur any additional California state income tax as a result of the state NOL suspension during the year ended December 31, 2010 as we were able to offset 100% of our state income tax liability through the use of our

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

tax credits. We recorded a current tax provision for corporate alternative minimum federal taxes and state taxes of approximately $34,000, $554,000 and $885,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Total tax (benefit) provision was approximately ($3.9) million, $554,000 and ($2.8) during the years ended December 31, 2010, 2009 and 2008, respectively.

Under the guidance related to uncertain tax positions, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

In accordance with the guidance we have evaluated our tax credits for uncertain tax positions. As of December 31, 2010 we have net tax credits totaling $6.0 million for Federal and California purposes. In addition, we had $1.7 million of unrecognized tax benefits which is subject to examination by the taxing authorities and upon further examination, we may increase or decrease our unrecognized tax benefit based on the results of the examination.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2007	—
Additions for tax positions of prior years	—
Addition for tax position of the current year	—
Settlement	—
Balance at December 31, 2008	—
Additions for tax positions of prior years	(1,557)
Addition for tax position of the current year	(153)
Settlement	—
Balance at December 31, 2009	$(1,710)
Additions for tax positions of prior years	(23)
Addition for tax position of the current year	—
Settlement	—
Balance at December 31, 2010	$(1,733)

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2010, we have not recorded any interest and penalty expense.

We remain subject to examination by the relevant tax authorities. These include the 2007 through 2009 tax years for federal purposes and the 2006 through 2009 tax years for California purposes.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

Our effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2010 and 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforward	$85,455	$85,998
Tax credits	4,260	4,260
Depreciation	240	379
Amortization	972	1,189
Accruals	3,380	3,507
Total deferred tax assets	94,307	95,333
Valuation allowance	(86,657)	(91,662)
Net deferred tax assets	$7,650	$3,671

We have an NOL carryforward of approximately $226 million and $148 million for federal and state income tax purposes, respectively, at December 31, 2010 which can be carried forward to offset future taxable income. We have available a tax credit carryforward of approximately $6.7 million at December 31, 2010 which can be carried forward to offset future taxable liabilities. Our federal NOLs will begin to expire in 2020; our state NOLs will begin to expire in 2016. The federal tax credits begin to expire in 2020. Under California law, California tax credits do not have an expiration date.

The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions that may limit the NOL carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests.

We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2010, we were at approximately 22% compared with the 50% level that would trigger impairment of our NOLs.

The provision for income taxes consists of (in thousands):

	2010	2009	2008
Current:
Federal	$34	$165	$259
State	—	389	626
	34	554	885
Deferred:
Federal	(3,396)	—	3,134
State	(583)	—	537
	(3,979)	—	(3,671)
Provision for income taxes	$(3,945)	$554	$(2,786)

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2010	2009	2008
Income tax at statutory federal rate	$534	$2,288	$2,460
State income taxes, net of federal benefit	36	393	422
Effect of permanent differences	467	757	765
Change in valuation allowance – discrete release	(3,979)	—	(3,671)
Other changes in valuation allowance, net(1)	(1,026)	(4,262)	(3,064)
Unrecognized tax benefits	23	1,710	—
Other	—	(332)	302
	$(3,945)	$554	$(2,786)

(1)	Other changes in valuation allowance, net includes the tax effect of utilization of net operating losses of $401,000, $3.0 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, which were provided for as part of the valuation allowance prior to utilization.

10. Commitments and Contingencies

Operating Leases

The following is a schedule of significant future minimum lease payments under operating leases at December 31, 2010 (in thousands):

Operating Lease Obligations
Years ending:
2011	1,005
2012	419
Thereafter	—
$1,424

Total rent expense was approximately $959,000 in 2010 and $657,000 in each of 2009 and 2008.

In November 2003, we entered into a facility lease agreement commencing in March 2004 for our corporate headquarters with aggregate lease payments of $4.0 million through March 2010. In December 2009, we amended our lease agreement term for 26 months commencing in April 2010 through May 2012. In addition to extending our lease term, we also added lease space of approximately 5,000 square feet. The total remaining aggregate lease payments as of December 31, 2010 for the original and amended lease agreement is $1.4 million.

11. Employee Stock Plans

Stock Incentive Plans

Our 1999 Stock Incentive Plan (the “1999 Plan”), which became effective in June 1999, was the successor to the 1998 Stock Plan (the “1998 Plan”). Upon approval of the 1999 Plan, all outstanding options under the 1998 Plan were transferred to the 1999 Plan, and no further option grants were made under the 1998 Plan. All outstanding options under the 1998 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options. In June 2009, our 1999 Plan expired and no further options grants were made under the 1999 Plan. Our 2010 Equity Incentive Plan (the “2010 Plan”) was approved by our stockholders in June 2010. Under the 2010 Plan, we are authorized to issue 3,500,000 shares

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Employee Stock Plans  – (continued)

of common stock and stock units, although “full value” awards (such as restricted stock and restricted stock units) will be counted against the 2010 Plan’s overall limits as two shares (rather than one), while options and stock appreciation rights will be counted as one share. A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	Number of Options
Balance at December 31, 2007	3,091	$16.17
Granted	528	11.36
Forfeited	(288)	16.48
Exercised	(45)	7.49
Balance at December 31, 2008	3,286	$16.77
Granted	146	8.93
Forfeited	(238)	26.54
Exercised	(18)	6.57
Balance at December 31, 2009	3,176	$14.38
Granted	207	11.33
Forfeited	(325)	21.69
Exercised	(280)	7.22
Balance at December 31, 2010	2,778	$12.58

The weighted-average fair value of stock grants for 2010, 2009 and 2008 using the Black-Scholes valuation method are as follows:

	2010	2009	2008
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$4.71	$4.04	$5.28
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$4.71	$4.04	$5.28

Weighted average exercise prices for stock options exercised in 2010 are as follows:

2010
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$7.22
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	—
Total weighted-average exercise price	$7.22

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Employee Stock Plans  – (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2010 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.00 – $9.99	548	4.8	$8.44	396	$8.13
$10.00 – $19.99	2,119	6.2	$13.05	1,758	$13.23
$20.00 – $29.99	106	5.3	$23.71	106	$23.71
$30.00 – $39.99	5	5.4	$31.64	5	$31.64
$0.00 – $39.99	2,778	5.9	$12.58	2,265	$12.87

The following table summarizes stock option activity for 2010:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	3,176	$14.38
Granted	207	11.33
Exercised	(280)	7.22
Forfeited or expired	(325)	21.69
Balance at December 31, 2010	2,778	12.58	5.9	$3,435
Exercisable at December 31, 2010	2,265	$12.87	5.4	$2,439

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $13.25 at December 31, 2010, the last trading day of 2010, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during 2010, 2009 and 2008 was $4.71, $4.04 and $5.28, respectively. The weighted average grant date fair value of options vested during 2010, 2009 and 2008 was $6.12, $6.55 and $7.48, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was approximately $1.9 million, $48,000 and $275,000, respectively.

The following table summarizes the status of our nonvested stock options as of December 31, 2010:

	Nonvested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	800	$5.81
Granted	207	4.71
Vested	(452)	6.12
Forfeited / Cancelled	(42)	6.48
Nonvested at December 31, 2010	513	$4.57

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Employee Stock Plans  – (continued)

As of December 31, 2010, there was $2.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.

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

In July 2009, our board of directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. As of December 31, 2009, we had 1.9 million shares available for issuance under our ESPP. Total shares of common stock issued pursuant to the ESPP during 2010, 2009 and 2008 were approximately 48,000, 43,000 and 39,000, respectively.

Savings Plan

During 1999, we implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 20% of their pretax salary, but not more than statutory limits. We match 50% of the first 4% a participant contributes. We expensed approximately $228,000, $233,000 and $209,000 in 2010, 2009 and 2008, respectively, related to this plan.

12. Legal Proceedings

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

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we seek an injunction, unspecified damages, and attorneys’ fees. The Court issued a “Markman order” to determine the meaning of the claims on May 14, 2010. The Court has scheduled a trial commencement date of June 21, 2011.

On October 22, 2004, Kara Technology Incorporated filed suit against us in the United States District Court for the Southern District of New York, alleging, among other claims, that we infringed certain Kara Technology patents and that we misappropriated trade secrets owned by Kara Technology, most particularly with respect to our NetStamps feature. On October 6, 2010, we entered into the final settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. Under the terms of the agreement, we made a $5.1 million payment for settlement of all claims asserted in the

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Legal Proceedings  – (continued)

litigation, purchased the patents asserted in the litigation for $0.4 million, and granted Mr. Salim Kara options to purchase 35,000 shares of Stamps.com common stock. Mr. Kara also agreed to cooperate with us in the prosecution and enforcement of any patents on which he is named as an inventor, including the patents asserted in the Stamps.com vs. Endicia litigation matters.

On December 22, 2010, Patent Management Foundation filed suit against us in the United States District Court for the Northern District of California, alleging that we falsely marked certain of our products and advertisements with incorrect or inapplicable patents. In addition, on February 22, 2011, Union Properties LLC filed suit against us in the United States District Court for the Western District of Texas, also alleging that we falsely marked certain of our products and advertisements with incorrect or inapplicable patents. We dispute the claims made by Patent Management Foundation and Union Properties LLC and intend to defend these lawsuits vigorously.

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

13. Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

STAMPS.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Quarterly Information (Unaudited)

	Quarter Ended
	March	June		September	December
	(in thousands except per share data)
Fiscal Year 2010:
Revenues	$20,989	$21,189		$20,689	$22,677
Gross profit	15,175	15,365		15,185	16,135
Income (loss) from operations	2,054	(3,211	)(1)	2,592	30 (2)
Net income (loss)	2,145	941		2,729	(283)
Net income per share:
Basic	$0.14	$0.07		$0.19	$(0.02)
Diluted	$0.14	$0.07		$0.19	$(0.02)
Weighted average shares outstanding:
Basic	15,142	14,290		14,280	14,417
Diluted	15,272	14,450		14,452	14,417
Fiscal Year 2009:
Revenues	$20,048	$20,182		$20,216	$21,678
Gross profit	14,670	14,636		14,692	15,213
Income from operations	1,115	904		1,744	2,052
Net income	1,222	1,052		1,731	2,171
Net income per share:
Basic	$0.07	$0.06		$0.11	$0.14
Diluted	$0.07	$0.06		$0.11	$0.14
Weighted average shares outstanding:
Basic	16,864	16,301		16,035	15,764
Diluted	16,992	16,427		16,162	15,897

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.

(1)	In the second quarter of 2010 we incurred a legal settlement totaling $5.2 million in connection with our settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties.
(2)	During the fourth quarter of 2010, we completed a $2.00 per share special dividend to shareholders. The total amount of cash distributed in the dividend payment was $28.9 million based on 14.5 million shares outstanding as of the November 11, 2010 record date. The Company incurred compensation expense of $3.4 million in the fourth quarter related to the special dividend as described in Note 2 “Summary of Significant Accounting Policies — Stock Based Compensation”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 15th day of March 2011.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE Kenneth McBride Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KENNETH MCBRIDE Kenneth McBride	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011
/s/ KYLE HUEBNER Kyle Huebner	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011
* Mohan P. Ananda	Director	March 15, 2011
* G. Bradford Jones	Director	March 15, 2011
* Lloyd I. Miller	Director	March 15, 2011

*By Kenneth McBride as Attorney-in-fact.