Form 10-Q
period 2011-03-31
STAMPS.COM INC
filed 2011-05-10
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were approximately 14,339,644 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,160	$8,071
Short-term investments	12,291	12,291
Accounts receivable, net	6,180	4,868
Other current assets	4,367	4,015
Total current assets	32,998	29,245
Property and equipment, net	1,624	1,694
Intangible assets, net	873	885
Long-term investments	13,595	14,937
Deferred income taxes.	7,650	7,650
Other assets	3,092	3,031
Total assets	$59,832	$57,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,447	$9,011
Deferred revenue	4,335	4,193
Total current liabilities	13,782	13,204
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, Authorized shares: 47,500 in 2011 and 2010, Issued shares: 24,834 in 2011 and 24,757 in 2010, Outstanding shares: 14,392 in 2011 and 14,490 in 2010	47	47
Additional paid-in capital	609,935	608,522
Accumulated deficit	(443,929)	(446,603)
Treasury stock, at cost, 10,442 shares in 2011 and 10,267 shares in 2010	(120,343)	(118,151)
Accumulated other comprehensive income	340	423
Total stockholders’ equity	46,050	44,238
Total liabilities and stockholders’ equity	$59,832	$57,442

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Service	$17,237	$16,018
Product	3,365	3,073
Insurance	833	394
PhotoStamps	1,381	1,501
Other	1	3
Total revenues	22,817	20,989
Cost of revenues:
Service	3,580	3,483
Product	1,292	1,139
Insurance	262	114
PhotoStamps	1,090	1,078
Total cost of revenues	6,224	5,814
Gross profit	16,593	15,175
Operating expenses:
Sales and marketing	8,276	7,984
Research and development	2,273	2,170
General and administrative	3,460	2,967
Total operating expenses	14,009	13,121
Income from operations	2,584	2,054

Interest and other income, net	156	171
Income before income taxes	2,740	2,225
Income tax expense	65	80
Net income	$2,675	$2,145
Net income per share
Basic	$0.18	$0.14
Diluted	$0.18	$0.14
Weighted average shares outstanding
Basic	14,484	15,142
Diluted	14,613	15,272

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$2,675	$2,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231	250
Stock-based compensation expense	796	705
Changes in operating assets and liabilities:
Accounts receivable	(1,312)	247
Other current assets	(352)	230
Other assets	(61)	350
Deferred revenue	142	18
Accounts payable and accrued expenses	436	140
Net cash provided by operating activities	2,555	4,085
Investing activities:
Sale of short-term investments	—	710
Purchase of short-term investments	—	(3,599)
Sale of long-term investments	1,258	3,526
Purchase of long-term investments	—	(4,086)
Release of restricted cash	—	554
Purchase of property and equipment	(149)	(150)
Net cash used in investing activities	1,109	(3,045)
Financing activities:
Proceeds from exercise of stock options	204	35
Issuance of common stock under ESPP	413	169
Repurchase of common stock	(2,192)	(12,815)
Net cash used in financing activities	(1,575)	(12,611)
Net increase (decrease) in cash and cash equivalents	2,089	(11,571)
Cash and cash equivalents at beginning of period	8,071	45,011
Cash and cash equivalents at end of period	$10,160	$33,440

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2011 AND 2010 IS UNAUDITED)

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and cash flows for the three months ended March 31, 2011.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2011 AND 2010 IS UNAUDITED)

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of US Federal and State tax loss carryforwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three months ended March 31, 2011 and 2010.

We provide our customers with the opportunity to purchase parcel insurance directly through our software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

Revenue from PhotoStamps gift cards, which is recognized at the time of redemption, was not significant to our financial statements during the three months ended March 31, 2011 and 2010. Because we do not yet have meaningful historical data upon which to base estimates for gift cards that will never be redeemed (“breakage”), we have not recorded any breakage income related to our gift card program.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2011 AND 2010 IS UNAUDITED)

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentations.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2011 AND 2010 IS UNAUDITED)
2.	Legal Proceedings

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

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we seek an injunction, unspecified damages, and attorneys’ fees. The Court issued a “Markman order” to determine the meaning of the claims on May 14, 2010. The Court has scheduled a trial commencement date of December 6, 2011.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2011 AND 2010 IS UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income	$2,675	$2,145

Basic - weighted average common shares	14,484	15,142
Diluted effect of common stock equivalents	129	130
Diluted - weighted average common shares	14,613	15,272

Earnings per share:
Basic	$0.18	$0.14
Diluted	$0.18	$0.14

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Anti-dilutive stock option shares	1,924	2,433

4.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock-based compensation expense relating to:
Employee and director stock options	$643	$672
Employee stock purchases	153	33
Total stock-based compensation expense	$796	$705

Stock-based compensation expense relating to:
Cost of revenues	$67	$63
Sales and marketing	195	185
Research and development	188	151
General and administrative	346	306
Total stock-based compensation expense	$796	$705

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2011 AND 2010 IS UNAUDITED)

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Expected dividend yield	—	N/A
Risk-free interest rate	2.1%	N/A
Expected volatility	47.2%	N/A
Expected life (in years)	4.5	N/A
Expected forfeiture rate	7.0%	N/A

We did not grant any stock options in the first quarter of 2010.

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks and other intellectual property with a gross carrying value of $8.7 million and accumulated amortization of $7.8 million as of March 31, 2011 and December 31, 2010. During 2010 we purchased two patents for $400,000 in connection with our settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. The expected useful lives of our amortizable intangible assets range from approximately 9 to 17 years. The weighted average amortization period for our amortizable intangible assets is 9.3 years.  During 2010, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2010 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2010.  Our expected yearly amortization expense for the next five years is approximately $46,000.

 6.   Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$2,675	$2,145
Unrealized gain (loss) on investments	(83)	308
Comprehensive income	$2,592	$2,453

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2011 AND 2010 IS UNAUDITED)

7.	Income Taxes

During the first quarter of 2011, our income tax expense consisted primarily of federal alternative minimum tax. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of federal net operating losses (“NOLs”) to offset current federal tax expense and our use of tax credits to offset current state tax expense. In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. In October 2010, the State of California passed legislation extending this suspension for tax years 2010 and 2011. We did not incur any additional California state income tax as a result of the state NOL suspension during the three months ended March 31, 2011 as we were able to offset 100% of our state income tax liability through the use of our tax credits. We recorded a current tax provision for corporate alternative minimum federal taxes of approximately $65,000 during the three months ended March 31, 2011 and recorded a current tax provision for corporate alternative minimum federal taxes and state taxes of approximately $80,000 during the three months ended March 31, 2010.

We currently have approximately $7.7 million in net deferred tax assets relating to our estimate of expected future tax benefits associated with our projected taxable income. As of March 31, 2011, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

8.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):11

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$10,160	$10,160	$—	$—
Available-for-sale debt securities
Asset-backed securities	1,876	—	1,876	—
Corporate bonds	22,983		22,983
Government Bonds	1,027	—	1,027	—
Total	$36,046	$10,160	$25,886	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of March 31, 2011.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2011 AND 2010 IS UNAUDITED)

9.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, asset-backed securities, US government obligation, and public corporate debt securities at March 31, 2011 and December 31, 2010. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income using the specific identification method. There was no material realized gain or loss with respect to our investments during the first quarter of 2011. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized costs basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 7 securities with a total fair value of $1.8 million that have unrealized losses of approximately $63,000 as of March 31, 2011. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Realized gain	$1	$2
Realized loss	—	—
Net realized gain	$1	$2

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three months ended March 31, 2011, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost

•	The financial condition of the issuers

•	Significant rating agency changes on the issuer

•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following table summarizes our cash, cash equivalents and investments as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$8,561	$-	$-	$8,561
Money market	1,599	-	-	1,599
Cash and cash equivalents	10,160	-	-	10,160
Short-term investments:
Corporate notes and bonds	12,176	115	-	12,291
Short-term investments	12,176	115	-	12,291
Long-term investments:
Corporate bonds and asset backed securities	12,357	274	(63)	12,568
U.S. government and agency securities	1,013	14	-	1,027
Long-term investments	13,370	288	(63)	13,595
Cash, cash equivalents and investments	$35,706	403	(63)	$36,046

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO MARCH 31, 2011 AND 2010 IS UNAUDITED)

	December 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,633	$-	$-	$7,633
Money market	438	-	-	438
Cash and cash equivalents	8,071	-	-	8,071
Short-term investments:
Corporate notes and bonds	12,162	136	(7)	12,291
Short-term investments	12,162	136	(7)	12,291
Long-term investments:
Corporate bonds and asset backed securities	13,634	309	(33)	13,910
U.S. government and agency securities	1,009	18	-	1,027
Long-term investments	14,643	327	(33)	14,937
Cash, cash equivalents and investments	$34,876	463	(40)	$35,299

The following table summarizes contractual maturities of our marketable fixed-income securities as of March 31, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$12,176	$12,291
Due after one year through five years	13,340	13,569
Due after five years through ten years	30	26
Total	$25,546	$25,886

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”),  and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, us.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends and uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Please refer to the risk factors under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2010 as well as those described elsewhere in our public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Stamps.com, NetStamps, PhotoStamps, Hidden Postage, Stamps.com Internet postage and the Stamps.com logo are our trademarks.  This report also references trademarks of other entities.

 SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $223 million and $148 million, respectively.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of March 31, 2011 we were at approximately a 16% level compared with the 50% level that would trigger impairment of our NOL asset.

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

 As of April 30, 2011, we had approximately 14.3 million shares outstanding, and therefore ownership of approximately 717,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

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

Services and Products

We offer the following products and services to our customers:

•
PC Postage Services.   Our USPS-approved PC Postage service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS and international mail classes. Customers can also add USPS Special Services such as Delivery Confirmation TM , Signature Confirmation TM , Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. After installing our software and completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week.

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

•
PhotoStamps ®.  In May 2009, we successfully completed the market test of our PhotoStamps product. PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail in a few business days.

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

Results of Operations

Total revenue in the first quarter of 2011 was $22.8 million, an increase of 9% from $21.0 million in the first quarter of 2010.  PC Postage revenue, including service revenue, product revenue and insurance revenue, in the first quarter of 2011 was $21.4 million, an increase of 10% from $19.5 million in the first quarter of 2010. PhotoStamps revenue in the first quarter of 2011 was $1.4 million, a decrease of 8% from $1.5 million in the first quarter of 2010. The following table sets forth the breakdown of revenue for the first quarters of 2011 and 2010 and the resulting percentage change (revenue in thousands):

	Three months ended March 31,
	2011	2010	% Change
Service revenue	$17,237	$16,018	8%
Product revenue	3,365	3,073	10%
Insurance revenue	833	394	111%
PC postage revenue	$21,435	$19,485	10%

PhotoStamps revenue	$1,381	$1,501	(8%)
Other revenue	1	3	(67%)
Total revenue	$22,817	$20,989	9%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2011 as our estimated return-on-investment continued to be attractive.  Primarily as a result of these decisions,  core PC Postage revenue for customers acquired through our non-enhanced promotion channels was $20.6 million in the first quarter of 2011, an increase of 14% from $18.2 million in the first quarter of 2010.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service.  We have been reducing our investment in this area over the last few years, which reduced our revenue for customers acquired through this channel to $805,000 in the first quarter of 2011, a decrease of 39% from $1.3 million in the first quarter of 2010.

The following table sets forth the breakdown of PC Postage revenue between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for the first quarters of 2011 and 2010 and the resulting percent change (revenue in thousands):

	Three months ended March 31,
	2011	2010	% Change
Non-enhanced promotion revenue	$20,630	$18,157	14%
Enhanced promotion revenue	805	1,328	(39%)
PC postage revenue	$21,435	$19,485	10%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average monthly revenue per paid customer.

The number of paid customers originally acquired through our non-enhanced promotion channels during the first quarter of 2011 was approximately 360,000, an increase of 7% from the 336,000 in the first quarter of 2010. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The increase in paid customers in the first quarter of 2011 was attributable to both increased customer acquisition and reduced churn in these channels. We believe the increased customer acquisition was primarily attributable to increased customer acquisition spending and improvements in the economic environment. We believe the decreased churn rates were primarily attributable to new product features which are driving increased usage of our service and improvements in the economic environment.

For customers originally acquired through our non-enhanced promotion channels, our average monthly revenue per paid customer for the first quarter of 2011 was $19.09, an increase of 6% compared from $18.03 for the first quarter of 2010. We believe the increase in average monthly revenue per paid customer was partially attributable to an increase in the average store and insurance revenue per paid customer, driven by increased usage of our service and partially attributable to having a larger number of customers on higher priced plans.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Total Revenues
Service	75.5%	76.3%
Product	14.7%	14.6%
Insurance	3.7%	1.9%
PhotoStamps	6.1%	7.2%
Other	0.0%	0.0%
Total revenues	100.0%	100.0%
Cost of revenues
Service	15.7%	16.6%
Product	5.7%	5.4%
Insurance	1.1%	0.5%
PhotoStamps	4.8%	5.1%
Total cost of revenues	27.3%	27.7%
Gross profit	72.7%	72 .3%
Operating expenses:
Sales and marketing	36.3%	38.0%
Research and development	10.0%	10.3%
General and administrative	15.2%	14.1%
Total operating expenses	61.4%	62.5%
Income from operations	11.3%	9.8%
Interest income and other income, net	0.7%	0.8%
Income before income taxes	12.0%	10.6%
Income tax expense	0.3%	0.4%
Net income	11.7%	10.2%

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

Service revenue increased 8% to $17.2 million in the first quarter of 2011 from $16.0 million in the first quarter of 2010. The 8% increase in service revenue consisted of a 12% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 40% decrease in service revenue from customers acquired through our enhanced promotion channel. The 12% increase in service revenue from customers through the non-enhanced promotion channels consisted of a 7% increase in paid customers and a 4% increase in average service revenue per customer.   As a percentage of total revenue, service revenue was 76% during each of the first quarters of 2011 and 2010.

Product revenue increased 10% to $3.4 million in the first quarter of 2011 from $3.1 million in the first quarter of 2010. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; (3) additional SKUs we added to our Supplies Store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the first quarter of 2011 was $145 million, a 44% increase from the $101 million printed during the first quarter of 2010. As a percentage of total revenue, product revenue was 15% during each of the first quarters of 2011 and 2010.

Insurance revenue increased 111% to approximately $833,000 in the first quarter of 2011 from approximately $394,000 in the first quarter of 2010. This increase was primarily attributable to (1) the expansion of our existing package insurance offering to cover packages being shipped to international destinations and (2) insurance purchases resulting from our new partnership with Amazon.com. As a percentage of total revenue, insurance revenue increased two percentage points to 4% in the first quarter of 2011 from 2% in the first quarter of 2010.

We reduced our PhotoStamps sales and marketing spending in the first quarter of 2011 compared with the first quarter of 2010 and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to improve profitability in that business.  As a result of this decision, PhotoStamps revenue decreased 8% to $1.4 million in the first quarter of 2011 from $1.5 million in the first quarter of 2010. As a percentage of total revenue, PhotoStamps revenue decreased one percentage point to 6% in the first quarter of 2011 from 7% in the first quarter of 2010.  Total PhotoStamps sheets shipped during the first quarter of 2011 was approximately 78,000, a 9% decrease compared to 86,000 in the first quarter of 2010. Average revenue per sheet shipped in the first quarter of 2011 was $17.7 compared to $17.4 in the first quarter of 2010. The decrease in sheets shipped was primarily attributable to our decreased marketing spending.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $1,000 in the first quarter of 2011 compared to $3,000 in the first quarter of 2010. Commission revenue is currently not material to our consolidated financial statements.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue increased 7% to $6.2 million in the first quarter of 2011 from $5.8 million in the first quarter of 2010. As a percentage of total revenue, total cost of revenue decreased one percentage point to 27% in the first quarter of 2011 from 28% in the first quarter of 2010.

Cost of service revenue increased 3% to $3.6 million in the first quarter of 2011 from $3.5 million in the first quarter of 2010. The increase during the quarter is primarily attributable to: 1) an increase in customer service headcount related costs aimed at improving our overall customer experience and 2) an increase in promotional expense. The increase in promotional expense is attributable to the increase in customer acquisition and higher redemption rates of our free scale and free postage offers. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $842,000 and $743,000 in the three months ended March 31, 2011 and 2010, respectively. As a percentage of total revenue, cost of service revenue decreased one percentage point to 16% in the first quarter of 2011 from 17% in the first quarter of 2010.

Cost of product revenue increased 13% to $1.3 million in the first quarter of 2011 from approximately $1.1 million in the first quarter of 2010. The increase in product costs was slightly higher than the increase in product revenue during the same period due to higher fulfillment related costs. As a percentage of total revenue, cost of product revenue increased one percentage point to 6% in the first quarter of 2011 from 5% in the first quarter of 2010.

Cost of insurance revenue increased 130% to approximately $262,000 in the first quarter of 2011 from approximately $114,000 in the first quarter of 2010. The increase in cost of insurance revenue was consistent with the increase in insurance revenue during the same period. As a percentage of total revenue, cost of insurance revenue was unchanged at approximately 1% in the three months ended March 31, 2011 and 2010.

Cost of PhotoStamps revenue increased 1% to $1.09 million in the first quarter of 2011 from $1.08 million in the first quarter of 2010.  The increase in cost of PhotoStamps revenue, despite the decrease in PhotoStamps revenue, is primarily due to a one-time cost benefit incurred during the first quarter of 2010 which did not take place in the first quarter of 2011. The gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue was unchanged at 5% in the three months ended March 31, 2011 and 2010.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 4% to $8.3 million in the first quarter of 2011 from $8.0 million in the first quarter of 2010.  This increase is primarily due to increased marketing expenditures to acquire new small business, enterprise and shipping customers, partially offset by the decrease in our PhotoStamps and enhanced promotion marketing expenditures.  As a percentage of total revenue, sales and marketing expense decreased two percentage points to 36% in the first quarter of 2011 from 38% in the first quarter of 2010. The decrease is primarily due to the increase in our total revenue. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 5% to $2.3 million in the first quarter of 2011 from $2.2 million in the first quarter of 2010.  The increase during the first quarter of 2011 is primarily due to higher headcount-related expenses as we continued to invest in the development and enhancement of our PC Postage solution.  As a percentage of total revenue, research and development expense was unchanged at approximately 10% in the three months ended March 31, 2011 and 2010.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 17% to $3.5 million in the first quarter of 2011 from $3.0 million in the first quarter of 2010. As a percentage of total revenue, general and administrative expense increased one percentage point to 15% in the first quarter of 2011 from 14% in the first quarter of 2010. The increase, both on an absolute basis and as a percentage of total revenue, is primarily due to an increase in legal expenses related to an increase in legal activity in our patent lawsuits.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and other income. Interest and other income, net decreased 9% to approximately $156,000 in the first quarter of 2011 from approximately $171,000 in the first quarter of 2010.  As a percentage of total revenue, interest and other income, was unchanged at 1% in the three months ended March 31, 2011 and 2010. The decrease in interest and other income is primarily due to lower investment balances, as we sold certain investments and used the cash to pay a one-time special dividend of $2.00 per share and repurchase shares of our common stock.

Provision for Income Taxes

Income tax expense decreased 19% to approximately $65,000 in the first quarter of 2011 from approximately $80,000 in the first quarter of 2010. The decrease is primarily attributable to the legislation passed by the State of California in October 2010 extending the temporary suspension of using NOL to offset current state income tax for the tax years 2010 and 2011 and allowing us to offset 100% of our state income tax liability through the use of our tax credits. Accordingly, we did not incur any California state income tax during the three months ended March 31, 2011. During the first quarter of 2010, our income tax expense consisted of both federal alternative minimum taxes and state taxes.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010 we had approximately $36 million and $35 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Net cash provided by operating activities was $2.6 million and $4.1 million during the three months ended March 31, 2011 and 2010, respectively.  The decrease in net cash provided by operating activities was primarily attributable to changes in our operating assets and liabilities.

Net cash provided by investing activities was $1.1 million during the three months ended March 31, 2011 and net cash used in investing activities was $3.0 million during the three months ended March 31, 2010. The increase in net cash provided by investing activities was due to the maturation of certain corporate bonds.

Net cash used in financing activities was $1.6 million and $12.6 million during the three months ended March 31, 2011 and 2010, respectively.  This decrease is mainly due to the decrease in our stock repurchase program during the first quarter of 2011.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Updated Expectations for 2011

We currently expect the following trends for 2011 compared with 2010:

•
We expect to continue to increase customer acquisition spending on our PC Postage non-enhanced promotion channels by 10% - 15% in 2011 compared to 2010.  We will continue to monitor our customer metrics and the state of the economy throughout the year and adjust our level of spending accordingly.

•
We expect to see double digit revenue growth in PC Postage revenue excluding the enhanced promotion channel for 2011 compared to 2010. We expect this growth to be driven by both increases in the number of paying customers and increases in average revenue per customer.

•
We expect to continue to reduce PC Postage marketing spending in the enhanced promotion channel and as a result expect that PC Postage revenue for customers acquired through this channel will continue to decrease in 2011 compared to 2010 and consistent with the declining trends we saw in 2010 and in the first quarter of 2011.

•
We believe that the small business economic environment has improved over the past year but it still continues to negatively impact our business and metrics relative to pre-recession historical levels. We believe the improvements in our customer metrics in the fourth quarter of 2010 and the first quarter of 2011 are partially attributable to improvements in the economy. We are currently expecting a neutral to improving small business economic environment in 2011; however, any unexpected deterioration from current levels could negatively impact our results, including our PC Postage customer metrics and revenue.

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

Our results are subject to macro economic factors and other factors which could cause these trends to be better or worse than our current expectations.  See Item 1A. “Risk Factors” and the discussion of forward-looking statements on page 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At March 31, 2011, our cash, cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with duration of 584 days. At March 31, 2011 our cash, cash equivalents and investments approximated $36 million and had a related weighted average interest rate of approximately 2.2%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – Legal Proceedings of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

During the first quarter of 2011, we purchased our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
January 1, 2011 – January 31, 2011	25,023	$11.02	25,023 (1)	$20,252
February 1, 2011 – February 28, 2011	—	—	—	$11,750
March 1, 2011 – March 31, 2011	150,320	$12.77	150,320 (1)	$9,800

 (1) On February 10, 2011, we announced that our board of directors approved a new share repurchase plan, effective upon the expiration of the current plan on February 15, 2011, authorizing us to repurchase up to 1.0 million shares of our stock during the next six months.

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

STAMPS.COM INC.
(Registrant)

May 10, 2011	By:	/s/KEN MCBRIDE
Ken McBride
Chief Executive Officer

May 10, 2011	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer