Form 10-Q
period 2011-06-30
STAMPS.COM INC
filed 2011-08-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the quarterly period ended June 30, 2011

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

As of July 31, 2011, there were 14,288,876 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,061	$8,071
Short-term investments	11,165	12,291
Accounts receivable, net	7,165	4,868
Other current assets	4,117	4,015
Total current assets	34,508	29,245
Property and equipment, net	1,592	1,694
Intangible assets, net	861	885
Long-term investments	13,365	14,937
Deferred income taxes	7,650	7,650
Other assets	3,223	3,031
Total assets	$61,199	$57,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,632	$9,011
Deferred revenue	2,057	4,193
Total current liabilities	10,689	13,204
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2011 and 2010 Issued shares: 24,909 in 2011 and 24,757 in 2010 Outstanding shares: 14,234 in 2011 and 14,490 in 2010	47	47
Additional paid-in capital	611,555	608,522
Accumulated deficit	(438,251)	(446,603)
Treasury stock, at cost, 10,675 shares in 2011 and 10,267 shares in 2010	(123,207)	(118,151)
Accumulated other comprehensive income	366	423
Total stockholders’ equity	50,510	44,238
Total liabilities and stockholders’ equity	$61,199	$57,442

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Service	$18,929	$16,172	$36,166	$32,190
Product	3,209	2,809	6,574	5,882
Insurance	941	392	1,774	786
PhotoStamps	3,548	1,816	4,929	3,317
Other	3	—	4	3
Total revenues	26,630	21,189	49,447	42,178
Cost of revenues:
Service	3,617	3,253	7,197	6,736
Product	1,148	1,081	2,440	2,220
Insurance	358	118	620	232
PhotoStamps	1,562	1,372	2,652	2,450
Total cost of revenues	6,685	5,824	12,909	11,638
Gross profit	19,945	15,365	36,538	30,540
Operating expenses:
Sales and marketing	8,480	7,622	16,756	15,606
Research and development	2,332	2,219	4,605	4,389
General and administrative	3,506	3,524	6,966	6,491
Legal settlements and reserves	—	5,211	—	5,211
Total operating expenses	14,318	18,576	28,327	31,697
Income (loss) from operations	5,627	(3,211)	8,211	(1,157)

Interest and other income, net	145	230	301	401
Income (loss) before income taxes	5,772	(2,981)	8,512	(756)
Income tax expense (benefit)	95	(3,922)	160	(3,842)
Net income	$5,677	$941	$8,352	$3,086
Net income per share
Basic	$0.40	$0.07	$0.58	$0.21
Diluted	$0.39	$0.07	$0.57	$0.21
Weighted average shares outstanding
Basic	14,321	14,290	14,402	14,713
Diluted	14,450	14,450	14,532	14,861

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$8,352	$3,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	452	449
Stock-based compensation expense	1,598	1,422
Deferred income tax	—	(3,979)
Changes in operating assets and liabilities:
Accounts receivable	(2,297)	309
Other current assets	(102)	(484)
Other assets	(192)	(33)
Deferred revenue	(2,136)	132
Accounts payable and accrued expenses	(379)	4,758
Net cash provided by operating activities	5,296	5,660
Investing activities:
Sale of short-term investments	1,125	707
Purchase of short-term investments	—	(4,606)
Sale of long-term investments	1,515	4,987
Purchase of long-term investments	—	(8,576)
Release of restricted cash	—	554
Purchase of property and equipment	(326)	(707)
Net cash provided by (used in) investing activities	2,314	(7,641)
Financing activities:
Proceeds from exercise of stock options	1,021	102
Issuance of common stock under ESPP	415	169
Repurchase of common stock	(5,056)	(12,896)
Net cash used in financing activities	(3,620)	(12,625)
Net increase (decrease) in cash and cash equivalents	3,990	(14,606)
Cash and cash equivalents at beginning of period	8,071	45,011
Cash and cash equivalents at end of period	$12,061	$30,405

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2011 AND 2010 IS UNAUDITED)

1.       Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual report on Form 10-K.

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of June 30, 2011, the consolidated results of operations for the three and six months ended June 30, 2011 and cash flows for the six months ended June 30, 2011.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc. and PhotoStamps Inc. In October 2009, we formed PhotoStamps Inc., a wholly-owned subsidiary, for the purpose of managing our PhotoStamps retail box operations. Because we hold 100% of the voting control, we have consolidated PhotoStamps Inc. in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Risk Management

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, the number of PhotoStamps retail boxes that will not be redeemed, deferred income taxes and estimates regarding the useful lives of patents and other amortizable intangible assets.

Contingencies and Litigation

We are involved in various litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We record liabilities for claims against us when the loss is probable and estimable. Amounts recorded, if any, are based on reviews by outside counsel, in-house counsel and management. Actual results could differ from estimates.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of US Federal and State tax loss carryforwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2011 AND 2010 IS UNAUDITED)

PhotoStamps Retail Boxes

We have been selling PhotoStamps retail boxes that are redeemable for PhotoStamps on our website.  The PhotoStamps retail boxes are sold through various third party retail partners.  Our PhotoStamps retail boxes are not subject to administrative fees on unredeemed boxes and have no expiration date.  PhotoStamps retail boxes sales are recorded as deferred revenue.  Prior to the second quarter of 2011, revenue was recognized only on boxes that were actually redeemed on our website.

During the second quarter of 2011, we concluded that sufficient company-specific historical evidence existed to determine the period of time after which the likelihood of the PhotoStamps retail boxes being redeemed was remote.  Based on our analysis of the redemption data, we estimate that period of time to be 60 months after the sale of our PhotoStamps retail boxes.

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million which is $0.15 on a per share basis (revenue divided by shares outstanding not including current and prior costs related to the retail programs) of retail box breakage revenue of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue.

We will continue to recognize retail box breakage revenue from PhotoStamps retail boxes in future periods using the redemption recognition method.  Due to the cumulative catch-up and to a lesser extent variability of timing of sales and redemptions, retail box breakage revenue in the future will differ significantly from retail box breakage revenue recorded in the second quarter of 2011.

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

Service revenue is primarily derived from monthly subscription fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including PhotoStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue, are estimated using historical experience. We recognize licensing revenue ratably over the contract period. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers pay face value for postage purchased for use through our PC Postage software, and the funds are transferred directly from the customers to the United States Postal Service (“USPS”). We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

PhotoStamps revenue, which includes the face value of postage, from the sale of PhotoStamps sheets and rolls is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2011 AND 2010 IS UNAUDITED)

Sale of PhotoStamps retail boxes are initially recorded as deferred revenue.  PhotoStamps revenue  related to the sale of these PhotoStamps retail boxes is subsequently recognized when either:  (i) the PhotoStamps retail box is redeemed, or (ii) the likelihood of the PhotoStamps retail box being redeemed is deemed remote (“breakage”) and there is no legal obligation to remit the value of the unredeemed PhotoStamps retail boxes.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the six months ended June 30, 2011 and 2010.

We provide our customers with the opportunity to purchase parcel insurance directly through our software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

Recent Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income ( ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This is effective for fiscal years and interim periods within those years that begin after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial statements.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

2.        Legal Proceedings

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. We seek an injunction, unspecified damages, and attorneys’ fees. On November 10, 2008, we were required to select fifteen claims (from over six hundred claims available) to be the subject of the trial. On November 9, 2009, the Court granted the summary judgment motion of Endicia, Inc. and PSI Systems, Inc. that the fifteen claims we selected are invalid. On June 15, 2011, the United States Court of Appeals for the Federal Circuit affirmed the summary judgment ruling.

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems seeks an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we seek an injunction, unspecified damages, and attorneys’ fees. The Court issued a “Markman order” to determine the meaning of the claims on May 14, 2010. The Court has scheduled a trial commencement date of March 13, 2012.

On December 22, 2010, Patent Management Foundation filed suit against us in the United States District Court for the Northern District of California, alleging that we falsely marked certain of our products and advertisements with incorrect or inapplicable patents.  On July 6, 2011, the Court granted our motion to dismiss the complaint with leave to amend.  On July 20, 2011, the plaintiff voluntarily dismissed all claims in the lawsuit.  In addition, on February 22, 2011, Union Properties LLC filed suit against us in the United States District Court for the Western District of Texas, also alleging that we falsely marked certain of our products and advertisements with incorrect or inapplicable patents.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2011 AND 2010 IS UNAUDITED)

In 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in several purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and a secondary offering of our common stock. Plaintiffs seek damages and statutory compensation, including interest, costs and expenses (including attorneys’ fees). In October 2009, the court approved a settlement of this action, which does not require us to make any payments. The court approval has been appealed. In May 2011, the Second Circuit dismissed the appeals of certain objectors to the settlement, and remanded the appeals of another back to the District Court for further proceedings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$5,677	$941	$8,352	$3,086

Basic - weighted average common shares	14,321	14,290	14,402	14,713
Diluted effect of common stock equivalents	129	160	130	148
Diluted - weighted average common shares	14,450	14,450	14,532	14,861

Earnings per share:
Basic	$0.40	$0.07	$0.58	$0.21
Diluted	$0.39	$0.07	$0.57	$0.21

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Anti-dilutive stock option shares	1,926	2,142	1,925	2,287

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2011 AND 2010 IS UNAUDITED)

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense relating to:
Employee and director stock options	$802	$717	$1,445	$1,389
Employee stock purchases	—	—	153	33
Total stock-based compensation expense	$802	$717	$1,598	$1,422

Stock-based compensation expense relating to:
Cost of revenues	$56	$58	$123	$121
Sales and marketing	173	168	368	353
Research and development	152	128	340	279
General and administrative	421	363	767	669
Total stock-based compensation expense	$802	$717	$1,598	$1,422

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.8%	2.1%	2.0%	2.1%
Expected volatility	46.4%	50%	46.8%	50%
Expected life (in years)	4.0	4.5	4.3	4.5
Expected forfeiture rate	7%	20%	7%	20%

5.        Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks and other intellectual property with a gross carrying value of $8.7 million and accumulated amortization of $7.8 million as of June 30, 2011 and December 31, 2010. During 2010 we purchased two patents for $400,000 in connection with our settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. The expected useful lives of our amortizable intangible assets range from approximately 9 to 17 years. The weighted average amortization period for our amortizable intangible assets is 9.3 years.  During 2010, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2010 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2010.  Our expected yearly amortization expense for the next five years is approximately $46,000.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2011 AND 2010 IS UNAUDITED)

6.        Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$5,677	$941	$8,352	$3,086
Unrealized gain (loss) on investments	26	313	(57)	621
Comprehensive income	$5,703	$1,254	$8,295	$3,707

7.        Income Taxes

During the three and six months ended June 30, 2011, our income tax expense consisted primarily of federal alternative minimum tax. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of federal net operating losses (“NOLs”) to offset current federal tax expense and our use of tax credits to offset current state tax expense. The State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2010 and 2011.  We did not incur any additional California state income tax as a result of the state NOL suspension during the three and six months ended June 30, 2011 as we were able to offset 100% of our state income tax liability through the use of our tax credits. We recorded a current tax provision for corporate alternative minimum federal taxes of approximately $95,000 and $160,000 during the three and six months ended June 30, 2011, respectively, and recorded an income tax benefit of approximately $3.9 million and $3.8 million during the three and six months ended June 30, 2010, respectively.

We currently have approximately $7.7 million in net deferred tax assets relating to our estimate of expected future tax benefits associated with our projected taxable income. As of June 30, 2011, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2011 AND 2010 IS UNAUDITED)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$12,061	$12,061	$—	$—
Available-for-sale debt securities
Asset-backed securities	1,631	—	1,631	—
Corporate bonds	21,872		21,872
Government Bonds	1,027	—	1,027	—
Total	$36,591	$12,061	$24,530	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of June 30, 2011.

9.        Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, asset-backed securities, US government obligation, and public corporate debt securities at June 30, 2011 and December 31, 2010. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income using the specific identification method. There was no material realized gain or loss with respect to our investments during the three and six months ended June 30, 2011. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized costs basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 7 securities with a total fair value of $1.6 million that have unrealized losses of approximately $64,000 as of June 30, 2011. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Realized gain	$2	$8	$3	$10
Realized loss	—	—	—	—
Net realized gain	$2	$8	$3	$10

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2011 AND 2010 IS UNAUDITED)

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and six months ended June 30, 2011, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following table summarizes our cash, cash equivalents and investments as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,002	$-	$-	$9,002
Money market	3,059	-	-	3,059
Cash and cash equivalents	12,061	-	-	12,061
Short-term investments:
Corporate notes and bonds	11,097	68	-	11,165
Short-term investments	11,097	68	-	11,165
Long-term investments:
Corporate bonds and asset backed securities	12,060	342	(64)	12,338
U.S. government and agency securities	1,007	20	-	1,027
Long-term investments	13,067	362	(64)	13,365
Cash, cash equivalents and investments	$36,225	430	(64)	$36,591

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL INFORMATION WITH RESPECT TO JUNE 30, 2011 AND 2010 IS UNAUDITED)

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,633	$-	$-	$7,633
Money market	438	-	-	438
Cash and cash equivalents	8,071	-	-	8,071
Short-term investments:
Corporate notes and bonds	12,162	136	(7)	12,291
Short-term investments	12,162	136	(7)	12,291
Long-term investments:
Corporate bonds and asset backed securities	13,634	309	(33)	13,910
U.S. government and agency securities	1,009	18	-	1,027
Long-term investments	14,643	327	(33)	14,937
Cash, cash equivalents and investments	$34,876	463	(40)	$35,299

The following table summarizes contractual maturities of our marketable fixed-income securities as of June 30, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$11,097	$11,165
Due after one year through five years	13,067	13,365
Due after five years through ten years	-	-
Total	$24,164	$24,530

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

 SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $218 million and $148 million, respectively.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of June 30, 2011 we were at approximately a 16% level compared with the 50% level that would trigger impairment of our NOL asset.

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

 As of July 31, 2011, we had approximately 14.3 million shares outstanding, and therefore ownership of approximately 710,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

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

In July 2010 we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they don’t have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from the USPS. A transaction fee of $0.07 per label is charged to customers for each label printed.

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

Results of Operations

Total revenue in the second quarter of 2011 was $26.6 million, an increase of 26% from $21.2 million in the second quarter of 2010.  Total revenue during the six months ended June 30, 2011 was $49.4 million, an increase of 17% from $42.2 million during the six months ended June 30, 2010.  PC Postage revenue, including service revenue, product revenue and insurance revenue, in the second quarter of 2011 was $23.1 million, an increase of 19% from $19.4 million in the second quarter of 2011, and was $44.5 million in the six months ended June 30, 2011, an increase of 15% from $38.9 million in the six months ended June 30, 2010.  PhotoStamps revenue in the second quarter of 2011 was $3.5 million, an increase of 95% from $1.8 million in the second quarter of 2010, and was $4.9 million in the six months ended June 30, 2011, an increase of 49% from $3.3 million in the six months ended June 30, 2010.  The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2011 and 2010 and the resulting percentage change (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Service revenue	$18,929	$16,172	17%	$36,166	$32,190	12%
Product revenue	3,209	2,809	14%	6,574	5,882	12%
Insurance revenue	941	392	140%	1,774	786	126%
PC postage revenue	$23,079	$19,373	19%	$44,514	$38,858	15%

PhotoStamps revenue	$3,548	$1,816	95%	$4,929	$3,317	49%
Other revenue	3	—	N/A	4	3	33%
Total revenue	$26,630	$21,189	26%	$49,447	$42,178	17%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2011 as our estimated return-on-investment continued to be attractive.  Primarily as a result of these decisions, core PC Postage revenue for customers acquired through our non-enhanced promotion channels was $22.3 million in the second quarter of 2011, an increase of 23% from $18.2 million in the second quarter of 2010, and was $42.9 million in the six months ended June 30, 2011, an increase of 18% from $36.3 million in the six months ended June 30, 2010.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service.  We have been reducing our investment in this area over the last few years, which reduced our revenue for customers acquired through this channel to $802,000 in the second quarter of 2011, a decrease of 33% from $1.2 million in the second quarter of 2010, and $1.6 million in the six months ended June 30, 2011, a decrease of 36% from $2.5 million in the six months ended June 30, 2010.

The following table sets forth the breakdown of PC Postage revenue between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for the three and six months ended June 30, 2011 and 2010 and the resulting percent change (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Non-enhanced promotion revenue	$22,277	$18,180	23%	$42,907	$36,337	18%
Enhanced promotion revenue	802	1,193	(33%)	1,607	2,521	(36%)
PC postage revenue	$23,079	$19,373	19%	$44,514	$38,858	15%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average monthly revenue per paid customer.

The number of paid customers originally acquired through our non-enhanced promotion channels during the second quarter of 2011 was approximately 368,000, an increase of 9% from the 338,000 in the second quarter of 2010. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The increase in paid customers in the second quarter of 2011 compared to the second quarter of 2010 was attributable to both increased customer acquisition and decreased churn. We believe the increased customer acquisition was primarily attributable to increased customer acquisition spending and improvements in the economic environment. We believe the decreased churn rates were primarily attributable to new product features which are driving increased usage of our service and improvements in the economic environment.

For customers originally acquired through our non-enhanced promotion channels, our average monthly revenue per paid customer for the second quarter of 2011 was $20.20, an increase of 13% compared from $17.91 for the second quarter of 2010. We believe the increase in average monthly revenue per paid customer was partially attributable to (i) an increase in the average store and insurance revenue per paid customer driven by increased usage of our service and (ii) higher revenue per customer in our high volume shipping and enterprise customer segments.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Revenues
Service	71.1%	76.3%	73.1%	76.3%
Product	12.1%	13.3%	13.3%	13.9%
Insurance	3.5%	1.9%	3.6%	1.9%
PhotoStamps	13.3%	8.5%	10.0%	7.9%
Other	—	—	0.0%	0.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Service	13.6%	15.4%	14.6%	16.0%
Product	4.3%	5.1%	4.9%	5.3%
Insurance	1.3%	0.6%	1.3%	0.6%
PhotoStamps	5.9%	6.5%	5.4%	5.7%
Total cost of revenues	25.1%	27.5%	26.1%	27.6%
Gross profit	74.9%	72.5%	73.9%	72.4%
Operating expenses:
Sales and marketing	31.8%	36.0%	33.9%	37.0%
Research and development	8.8%	10.5%	9.3%	10.4%
General and administrative	13.2%	16.6%	14.1%	15.4%
Legal settlements and reserves	—	24.6%	—	12.4%
Total operating expenses	53.8%	87.7%	57.3%	75.2%
Income (loss) from operations	21.1%	(15.2%)	16.6%	(2.8%)
Interest income and other income, net	0.5%	1.1%	0.6%	1.0%
Income (loss) before income taxes	21.7%	(14.1%)	17.2%	(1.8%)
Income tax expense (benefit)	0.4%	(18.5%)	0.3%	(9.1%)
Net income	21.3%	4.4%	16.9%	7.3%

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

Service revenue increased 17% to $18.9 million in the second quarter of 2011 from $16.2 million in the second quarter of 2010 and increased 12% to $36.2 million in the six months ended June 30, 2011 from $32.2 million in the six months ended June 30, 2010. The 17% increase in service revenue during the second quarter of 2011 consisted of a 21% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 34% decrease in service revenue from customers acquired through our enhanced promotion channel. The 21% increase in service revenue from customers through the non-enhanced promotion channels consisted of a 9% increase in paid customers and an 11% increase in average service revenue per customer.  The 12% increase in service revenue during the six months ended June 30, 2011 consisted of an 16% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 37% decrease in service revenue from customers acquired through our enhanced promotion channel. As a percentage of total revenue, service revenue decreased 5% to 71% in the second quarter of 2011 from 76% in the second quarter of 2010 and decreased 3% to 73% in the six months ended June 30, 2011 from 76% in the six months ended June 30, 2010.

Product revenue increased 14% to $3.2 million in the second quarter of 2011 from $2.8 million in the second quarter of 2010 and increased 12% to $6.6 million in the six months ended June 30, 2011 from $5.9 million in the six months ended June 30, 2010. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; and (3) growth in postage printed which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the second quarter of 2011 was $152 million, a 53% increase from the $99 million printed during the second quarter of 2010 and $296 million in the six months ended June 30, 2011, a 48% increase from $200 million printed in the six months ended June 30, 2010. As a percentage of total revenue, product revenue decreased one percentage point to 12% in the second quarter of 2011 from 13% in the second quarter of 2010 and decreased one percentage point to 13% in the six months ended June 30, 2011 from 14% in the six months ended June 30, 2010.

Insurance revenue increased 140% to approximately $941,000 in the second quarter of 2011 from approximately $392,000 in the second quarter of 2010 and increased 126% to $1.8 million in the six months ended June 30, 2011 from $786,000 in the six months ended June 30, 2010.  This increase was primarily attributable to (1) the expansion of our existing package insurance offering to cover packages being shipped to international destinations, (2) growth in postage printed by our shipping customers and (3) insurance purchases resulting from our new partnership with Amazon.com. As a percentage of total revenue, insurance revenue increased two percentage points to 4% from 2% during both the three and the six months ended June 30, 2011.

PhotoStamps revenue increased 95% to $3.5 million in the second quarter of 2011 from $1.8 million in the second quarter of 2010 and increased 49% to $4.9 million in the six months ended June 30, 2011 from $3.3 million in the six months ended June 30, 2010.  The increase in PhotoStamps revenue was due to the recognition of PhotoStamps retail box breakage revenue.  Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes. During the second quarter of 2011, we recognized $2.2 million of retail box breakage revenue of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue.  Please see Note 1 “Summary of Significant Accounting Policies—PhotoStamps Retail Boxes” in our Notes to Consolidated Financial Statements for further discussion.  The increase in PhotoStamps revenue from PhotoStamps retail box breakage was partially offset by lower sales of PhotoStamps through our website. We reduced our PhotoStamps sales and marketing spending in the first and second quarters of 2011 compared with the first and second quarters of 2010.  As a result, total PhotoStamps sheets shipped was approximately 73,000 in the second quarter of 2011, a 29% decrease compared to 103,000 in the second quarter of 2010 and was 151,000 in the six months ended June 30, 2011, a decrease of 20% compared to 189,000 in the six months ended June 30, 2010. As a percentage of total revenue, PhotoStamps revenue increased four percentage points to 13% in the second quarter of 2011 from 9% in the second quarter of 2010 and increased two percentage points to 10% in the six months ended June 30, 2011 from 8% in the six months ended June 30, 2010.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $3,000 in the second quarter of 2011 compared to $0 in the second quarter of 2010 and $4,000 in the six months ended June 30, 2011 compared to $3,000 in the six months ended June 30, 2010. Commission revenue is currently not material to our consolidated financial statements.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue increased 15% to $6.7 million in the second quarter of 2011 from $5.8 million in the second quarter of 2010 and increased 11% to $12.9 million in the six months ended June 30, 2011 from $11.6 million in the six months ended June 30, 2010. As a percentage of total revenue, total cost of revenue decreased three percentage points to 25% in the second quarter of 2011 from 28% in the second quarter of 2010 and decreased two percentage points to 26% in the six months ended June 30, 2011 from 28% in the six months ended June 30, 2010.

Cost of service revenue increased 11% to $3.6 million in the second quarter of 2011 from $3.3 million in the second quarter of 2010 and increased 7% to $7.2 million in the six months ended June 30, 2011 from $6.7 million in the six months ended June 30, 2010. The increase is primarily attributable to higher promotional expense as a result of the increase in customer acquisition and higher redemption rates of our free scale and free postage offers. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $868,000 and $589,000 in the second quarter of 2011 and 2010, respectively.  Promotional expense was $1.7 million and $1.3 million in the six months ended June 30, 2011 and 2010, respectively.  As a percentage of total revenue, cost of service revenue decreased one percentage point to 14% in the second quarter of 2011 from 15% in the second quarter of 2010 and decreased one percentage point to 15% in the six months ended June 30, 2011 from 16% in the six months ended June 30, 2010.

Cost of product revenue increased 6% to $1.2 million in the second quarter of 2011 from approximately $1.1 million in the second quarter of 2010 and increased 10% to $2.4 million in the six months ended June 30, 2011 from $2.2 million in the six months ended June 30, 2010. The percentage increase in the cost of product revenue was lower compared to the percentage increase in product revenue during both the second quarter of 2011 and six months ended June 30, 2011 due to lower fulfillment costs.  As a percentage of total revenue, cost of product revenue decreased one percentage point to 4% in the second quarter of 2011 from 5% in the second quarter of 2010 and was 5% during both the six months ended June 30, 2011 and 2010.

Cost of insurance revenue increased 203% to approximately $358,000 in the second quarter of 2011 from approximately $118,000 in the second quarter of 2010 and increased 167% to $620,000 in the six months ended June 30, 2011 from $232,000 in the six months ended June 30, 2010. The percentage increase in cost of insurance revenue was higher compared to the percentage increase in insurance revenue during both the second quarter of 2011 and six months ended June 30, 2011 primarily due to the introduction of discounted insurance rates for higher volume shippers. As a percentage of total revenue, cost of insurance revenue was unchanged at approximately 1% in the three months ended June 30, 2011 and 2010 and in both the six months ended June 30, 2011 and 2010.

Cost of PhotoStamps revenue increased 14% to $1.6 million in the second quarter of 2011 from $1.4 million in the second quarter of 2010 and increased 8% to $2.7 million in the six months ended June 30, 2011 from $2.5 million in the six months ended June 30, 2010.  The increase in cost of PhotoStamps revenue both during the three and six months ended June 30, 2011 is primarily due to the expensing of PhotoStamps retail box costs associated with the PhotoStamps retail box breakage revenue we recognized in the second quarter of 2011.  The percentage increase in cost of PhotoStamps revenue did not correlate with the percentage increase in PhotoStamps revenue because the face value cost of postage typically associated with PhotoStamps revenue was not incurred in recognizing the PhotoStamps retail box breakage revenue.  As a percentage of total revenue, cost of PhotoStamps revenue decreased one percentage point to 6% in the second quarter of 2011 from 7% in the second quarter of 2010 and decreased one percentage point to 5% in the six months ended June 30, 2011 from 6% in the six months ended June 30, 2010.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.  Sales and marketing expense increased 11% to $8.5 million in the second quarter of 2011 from $7.6 million in the second quarter of 2010 and increased 7% to $16.8 million in the six months ended June 30, 2011 from $15.6 million in the six months ended June 30, 2010.  This increase is primarily due to increased marketing expenditures to acquire new small business, enterprise and shipping customers, partially offset by the decrease in our PhotoStamps and enhanced promotion marketing expenditures.  As a percentage of total revenue, sales and marketing expense decreased four percentage points to 32% in the second quarter of 2011 from 36% in the second quarter of 2010 and decreased three percentage points to 34% in the six months ended June 30, 2011 from 37% in the six months ended June 30, 2010.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 5% to $2.3 million in the second quarter of 2011 from $2.2 million in the second quarter of 2010 and increased 5% to $4.6 million in the six months ended June 30, 2011 from $4.4 million in the six months ended June 30, 2010.  The increase during the second quarter of 2011 is primarily due to higher headcount-related expenses as we continued to invest in the development and enhancement of our PC Postage solution.  As a percentage of total revenue, research and development expense decreased two percentage point to 9% in the second quarter of 2011 from 11% in the second quarter of 2010 and decreased one percentage point to 9% in the six months ended June 30, 2011 from 10% in the six months ended June 30, 2010.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense was $3.5 million in the second quarter of both 2011 and 2010, and increased 7% to $7.0 million in the six months ended June 30, 2011 from $6.5 million in the six months ended June 30, 2010.  The increase during the six months ended June 30, 2011 is primarily due to an increase in legal and headcount related expenses.  As a percentage of total revenue, general and administrative expense decreased four percentage points to 13% in the second quarter of 2011 from 17% in the second quarter of 2010 and decreased one percentage point to 14% in the six months ended June 30, 2011 from 15% in the six months ended June 30, 2010.

Legal Settlements and Reserves

Legal settlements and reserves was $0 in both the three and six months ended June 30, 2011 compared to $5.2 million in the three and six months ended June 30, 2010. The $5.2 million expense during the three and six months ended June 30, 2010 was related to the settlement of our Kara Technology lawsuit. We did not incur a similar charge in 2011.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and other income. Interest and other income, net decreased 37% to approximately $145,000 in the second quarter of 2011 from approximately $230,000 in the second quarter of 2010 and decreased 25% to $301,000 in the six months ended June 30, 2011 from $401,000 in the six months ended June 30, 2010.  The decrease in interest and other income is primarily due to lower investment balances, as we sold certain investments and used the cash to pay a one-time special dividend of $2.00 per share in the fourth quarter of 2010 and repurchased shares of our common stock during 2010 and 2011. As a percentage of total revenue, interest and other income, was unchanged at 1% in the second quarter of 2011 and 2010 and in both the six months ended June 30, 2011 and 2010.

Provision for Income Taxes

Income tax expense was $95,000 in the second quarter of 2011 compared with an income tax benefit of $3.9 million in the second quarter of 2010. During the six months ended June 30, 2011, we incurred an income tax expense of $160,000 compared with the income tax benefit of $3.8 million in the six months ended June 30, 2010. During the second quarter of 2010, we released a portion of our valuation allowance totaling approximately $4.0 million, which resulted in a net income tax benefit of $3.9 million.  We did not identify any discrete events or indicators that would allow us to release any additional valuation allowance in 2011.

We recorded income tax expense for corporate alternative minimum federal taxes of approximately $95,000 and $160,000 during the three and six months ended June 30, 2011, respectively. The State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2010 and 2011.  We did not incur any additional California state income tax as a result of the state NOL suspension during the three and six months ended June 30, 2011 as we were able to offset 100% of our state income tax expense through the use of our state tax credits.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, we had approximately $37 million and $35 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Net cash provided by operating activities was $5.3 million and $5.7 million during the six months ended June 30, 2011 and 2010, respectively.  This decrease in net cash provided by operating activities was primarily attributable to changes in our operating assets and liabilities.

Net cash provided by investing activities was $2.3 million during the six months ended June 30, 2011 and net cash used in investing activities was $7.6 million during the six months ended June 30, 2010. This increase in net cash provided by investing activities was due to the maturation of certain corporate bonds.

Net cash used in financing activities was $3.6 million and $12.6 million during the three months ended June 30, 2011 and 2010, respectively.  This decrease is mainly due to the decrease in our stock repurchase program during the second quarter of 2011.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Updated Expectations for 2011

We currently expect the following trends for 2011 compared with 2010:

•
We expect to continue to increase customer acquisition spending on our PC Postage non-enhanced promotion channels by 15% - 20% in 2011 compared to 2010.  We will continue to monitor our customer metrics and the state of the economy throughout the year and adjust our level of spending accordingly.

•
We expect PC Postage revenue, excluding the enhanced promotion channel, to be up 15 - 20% in 2011 compared to 2010. We expect this growth to be driven by both increases in the number of paying customers and increases in average revenue per customer.

•
We expect to continue to reduce PC Postage marketing spending in the enhanced promotion channel and as a result expect that PC Postage revenue for customers acquired through this channel will continue to decrease in 2011 compared to 2010 and consistent with the declining trends we saw in 2010 and in the first half of 2011.

•
We expect PhotoStamps revenue to be up 5 - 10% in 2011 compared to 2010 due to the recognition of PhotoStamps retail box breakage revenue and partially offset by lower sales of PhotoStamps through our website. We expect to continue to reduce PhotoStamps marketing spend in 2011 compared to 2010.

•	We expect research and development expenses to be modestly higher in 2011 compared to 2010, primarily due to expected increased headcount costs.

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

•
We believe that the small business economic environment has improved over the past year but it still continues to negatively impact our business and metrics relative to pre-recession historical levels. We believe the improvements in our customer metrics in the fourth quarter of 2010 and first half of 2011 are partially attributable to improvements in the economy. We are currently expecting a neutral to improving small business economic environment in 2011; however, any unexpected deterioration from current levels could negatively impact our results, including our PC Postage customer metrics and revenue.

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

During the second quarter of 2011, we concluded that sufficient company-specific historical evidence existed to determine the period of time after which the likelihood of the PhotoStamps retail boxes being redeemed was remote.  Based on our analysis of the redemption data, we estimate that period of time to be 60 months after the sale of our PhotoStamps retail boxes.

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million of retail box breakage revenue of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At June 30, 2011, our cash, cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with duration of 477 days. At June 30, 2011 our cash, cash equivalents and investments approximated $37 million and had a related weighted average interest rate of approximately 1.6%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

During the second quarter of 2011, we purchased our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
April 1, 2011 – April 30, 2011	52,517	$12.50	52,517	$9,138
May 1, 2011 – May 31, 2011	77,998	$12.44	77,998	$8,175
June 1, 2011 – June 30, 2011	101,947	$12.10	101,947	$6,929

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        RESERVED

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

August 9, 2011	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

August 9, 2011	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer