Form 10-Q
period 2011-09-30
STAMPS.COM INC
filed 2011-11-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 15,008,152 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,898	$8,071
Short-term investments	8,678	12,291
Accounts receivable, net	6,913	4,868
Other current assets	4,516	4,015
Total current assets	51,005	29,245

Property and equipment, net	1,864	1,694
Intangible assets, net	849	885
Long-term investments	11,640	14,937
Deferred income taxes	7,650	7,650
Other assets	3,075	3,031
Total assets	$76,083	$57,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,127	$9,011
Deferred revenue	2,033	4,193
Total current liabilities	12,160	13,204
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2011 and 2010 Issued shares: 25,582 in 2011 and 24,757 in 2010 Outstanding shares: 14,889 in 2011 and 14,490 in 2010	48	47
Additional paid-in capital	620,748	608,522
Accumulated deficit	(433,723)	(446,603)
Treasury stock, at cost, 10,693 shares in 2011 and 10,267 shares in 2010	(123,472)	(118,151)
Accumulated other comprehensive income	322	423
Total stockholders’ equity	63,923	44,238
Total liabilities and stockholders’ equity	$76,083	$57,442

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Service	$19,216	$15,989	$55,382	$48,179
Product	3,194	2,736	9,768	8,618
Insurance	1,085	496	2,859	1,282
PhotoStamps	1,422	1,449	6,351	4,766
Other	1	19	5	22
Total revenues	24,918	20,689	74,365	62,867
Cost of revenues:
Service	3,704	3,208	10,901	9,944
Product	1,146	993	3,586	3,213
Insurance	378	158	998	390
PhotoStamps	1,094	1,145	3,746	3,595
Total cost of revenues	6,322	5,504	19,231	17,142
Gross profit	18,596	15,185	55,134	45,725
Operating expenses:
Sales and marketing	8,323	6,978	25,079	22,584
Research and development	2,411	2,205	7,016	6,594
General and administrative	3,428	3,410	10,394	9,901
Legal settlements and reserves	—	—	—	5,211
Total operating expenses	14,162	12,593	42,489	44,290
Income from operations	4,434	2,592	12,645	1,435

Interest and other income, net	133	219	434	620
Income before income taxes	4,567	2,811	13,079	2,055
Income tax expense (benefit)	39	82	199	(3,760)
Net income	$4,528	$2,729	$12,880	$5,815
Net income per share Basic
Basic	$0.31	$0.19	$0.89	$0.40
Diluted	$0.30	$0.19	$0.88	$0.39
Weighted average shares outstanding
Basic	14,556	14,280	14,454	14,567
Diluted	15,059	14,452	14,707	14,725

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$12,880	$5,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	669	662
Stock-based compensation expense	2,605	2,193
Deferred income tax	—	(3,979)
Changes in operating assets and liabilities:
Accounts receivable	(2,045)	177
Other current assets	(501)	(491)
Other assets	(44)	654
Deferred revenue	(2,160)	222
Accounts payable and accrued expenses	1,116	4,416
Net cash provided by operating activities	12,520	9,669

Investing activities:
Sale of short-term investments	3,566	743
Purchase of short-term investments	—	(8,681)
Sale of long-term investments	3,243	9,334
Purchase of long-term investments	—	(9,661)
Release of restricted cash	—	554
Purchase of property and equipment	(803)	(963)
Net cash provided by (used in) investing activities	6,006	(8,674)

Financing activities:
Proceeds from exercise of stock options	8,906	429
Issuance of common stock under ESPP	716	358
Repurchase of common stock	(5,321)	(13,807)
Net cash provided by (used in) financing activities	4,301	(13,020)
Net increase (decrease) in cash and cash equivalents	22,827	(12,025)
Cash and cash equivalents at beginning of period	8,071	45,011
Cash and cash equivalents at end of period	$30,898	$32,986

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of September 30, 2011, the consolidated results of operations for the three and nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which primarily consist of US Federal and State tax loss carryforwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

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

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million, which is $0.15 on a per share basis (revenue divided by shares outstanding not including current and prior costs related to the retail programs), of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue.

We will continue to recognize retail box breakage revenue from PhotoStamps retail boxes in future periods using the redemption recognition method.  Due to the cumulative catch-up and to a lesser extent variability of timing of sales and redemptions, retail box breakage revenue in the future will differ significantly from retail box breakage revenue recorded in the second quarter of 2011. Retail box breakage revenue was $59,000 and $2.3 million for the three and nine months ended September 30, 2011.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the nine months ended September 30, 2011 and 2010.

We provide our customers with the opportunity to purchase parcel insurance directly through our software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

Subsequent Events

On October 19, 2011, we entered into an agreement with Grand Avenue Plaza Properties, LLC to purchase two adjacent buildings representing a total of approximately 82 thousand square feet for an aggregate purchase price of $13,350,000 to serve as our future corporate headquarters.  We are currently in the escrow period and we expect to close the purchase of the property on or around January 17, 2012.  We plan to occupy a portion of the space and lease out the remaining portion.

Except as noted above, we are not aware of any other material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

2.	Legal Proceedings

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. We seek an injunction, unspecified damages, and attorneys’ fees. On November 10, 2008, we were required to select fifteen claims (from over six hundred claims available) to be the subject of the trial. On November 9, 2009, the Court granted the summary judgment motion of Endicia, Inc. and PSI Systems, Inc. that the fifteen claims we selected are invalid. On June 15, 2011, the United States Court of Appeals for the Federal Circuit affirmed the summary judgment ruling. We do not anticipate any further appeals.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On December 22, 2010, Patent Management Foundation filed suit against us in the United States District Court for the Northern District of California, alleging that we falsely marked certain of our products and advertisements with incorrect or inapplicable patents.  On July 6, 2011, the Court granted our motion to dismiss the complaint with leave to amend.  On July 20, 2011, the plaintiff voluntarily dismissed all claims in the lawsuit.  In addition, on February 22, 2011, Union Properties LLC filed suit against us in the United States District Court for the Western District of Texas, with similar allegations.  On August 24, 2011, the Court granted our motion to dismiss the complaint with leave to amend.  On September 13, 2011, the plaintiff voluntarily dismissed all claims in the lawsuit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$4,528	$2,729	$12,880	$5,815

Basic - weighted average common shares	14,556	14,280	14,454	14,567
Diluted effect of common stock equivalents	503	172	253	158
Diluted - weighted average common shares	15,059	14,452	14,707	14,725

Earnings per share:
Basic	$0.31	$0.19	$0.89	$0.40
Diluted	$0.30	$0.19	$0.88	$0.39

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Anti-dilutive stock option shares	182	2,046	1,344	2,207

As of September 30, 2011 there were 3,547,268 stock option shares outstanding.

4.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense relating to:
Employee and director stock options	$853	$689	$2,298	$2,078
Employee stock purchases	154	82	307	115
Total stock-based compensation expense	$1,007	$771	$2,605	$2,193

Stock-based compensation expense relating to:
Cost of revenues	$90	$81	$213	$202
Sales and marketing	206	199	574	552
Research and development	234	173	574	452
General and administrative	477	318	1,244	987
Total stock-based compensation expense	$1,007	$771	$2,605	$2,193

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.3%	1.6%	1.7%	1.9%
Expected volatility	49%	49%	48%	50%
Expected life (in years)	4.0	4.5	4.2	4.5
Expected forfeiture rate	12%	20%	9%	20%

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks and other intellectual property with a gross carrying value of $8.7 million and accumulated amortization of $7.8 million as of September 30, 2011 and December 31, 2010. During 2010 we purchased two patents for $400,000 in connection with our settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. The expected useful lives of our amortizable intangible assets range from approximately 9 to 17 years. The weighted average amortization period for our amortizable intangible assets is 9 years.  During 2010, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2010 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2010.  Our expected yearly amortization expense for the next five years is approximately $46,000.

 6.    Comprehensive Income

The following table provides the data required to calculate comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$4,528	$2,729	$12,880	$5,815
Unrealized (loss) gain on investments	(44)	276	(101)	897
Comprehensive income	$4,484	$3,005	$12,779	$6,712

7.	Income Taxes

During the three and nine months ended September 30, 2011, our income tax expense consisted primarily of federal alternative minimum tax. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of federal net operating losses (“NOLs”) to offset current federal tax expense and our use of tax credits to offset current state tax expense. The State of California passed legislation suspending the use of NOLs to offset current state income tax expense for the tax years 2010 and 2011.  We did not incur any additional California state income tax as a result of the state NOL suspension during the three and nine months ended September 30, 2011, as we were able to offset 100% of our state income tax liability through the use of our tax credits. We recorded a current tax provision for corporate alternative minimum federal taxes of approximately $39,000 and $199,000 during the three and nine months ended September 30, 2011, respectively.

As of September 30, 2011, our federal and state net operating loss (“NOL”) carry-forwards were approximately $216 million and $148 million, respectively. Our federal NOLs expire between 2020 and 2024.  Our state NOLs expire between 2011 and 2014. We expect that approximately $26 million of our state NOLs will expire during the fourth quarter of 2011. We currently have approximately $7.7 million in net deferred tax assets relating to our estimate of expected future tax benefits associated with our projected taxable income. As of September 30, 2011, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$30,898	$30,898	$—	$—
Available-for-sale debt securities
Asset-backed securities	1,487	—	1,487	—
Corporate bonds	17,800		17,800
Government Bonds	1,031	—	1,031	—
Total	$51,216	$30,898	$20,318	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$8,071	$8,071	$—	$—
Available-for-sale debt securities
Asset-backed securities	2,136	—	2,136	—
Corporate bonds	24,065		24,065
Government Bonds	1,027	—	1,027	—
Total	$35,299	$8,071	$27,228	$—

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of September 30, 2011.

9.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market securities, asset-backed securities, US government obligations, and public corporate debt securities at September 30, 2011 and December 31, 2010. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income using the specific identification method. There was no material realized gain or loss with respect to our investments during the three and nine months ended September 30, 2011. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized costs basis exceeding fair value, and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 7 securities with a total fair value of $1.5 million that have unrealized losses of approximately $55,000 as of September 30, 2011. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized gain	$1	$2	$4	$12
Realized loss	—	—	—	—
Net realized gain	$1	$2	$4	$12

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and nine months ended September 30, 2011, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our cash, cash equivalents and investments as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$15,363	$—	$—	$15,363
Money market	15,535	—	—	15,535
Cash and cash equivalents	30,898	—	—	30,898
Short-term investments:
Corporate notes and bonds	8,656	38	(16)	8,678
Short-term investments	8,656	38	(16)	8,678
Long-term investments:
Corporate bonds and asset backed securities	10,328	320	(39)	10,609
U.S. government and agency securities	1,012	19	—	1,031
Long-term investments	11,340	339	(39)	11,640
Cash, cash equivalents and investments	$50,894	377	(55)	$51,216

	December 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,633	$—	$—	$7,633
Money market	438	—	—	438
Cash and cash equivalents	8,071	—	—	8,071
Short-term investments:
Corporate notes and bonds	12,162	136	(7)	12,291
Short-term investments	12,162	136	(7)	12,291
Long-term investments:
Corporate bonds and asset backed securities	13,634	309	(33)	13,910
U.S. government and agency securities	1,009	18	-	1,027
Long-term investments	14,643	327	(33)	14,937
Cash, cash equivalents and investments	$34,876	463	(40)	$35,299

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of September 30, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$8,656	$8,678
Due after one year through five years	11,340	11,640
Due after five years through ten years	—	—
Total	$19,996	$20,318

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $216  million and $148 million, respectively.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of September 30, 2011 we were at approximately a 16% level compared with the 50% level that would trigger impairment of our NOL asset.

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

On July 22, 2010, our board of directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, our stockholders are now allowed to become “5% shareholders,” and existing “5% shareholders” are allowed to make additional purchases of our stock, each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our board of directors at any time if the board deems the revocation is necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs.  For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed with the Securities and Exchange Commission on July 28, 2010.

 As of October 31, 2011, we had approximately 15 million shares outstanding, and therefore ownership of approximately 750,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

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

Services and Products

We offer the following products and services to our customers:

•
PC Postage Services.   Our USPS-approved PC Postage service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS and international mail classes. Customers can also add USPS Special Services such as Delivery Confirmation TM, Signature Confirmation TM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. After completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week through the software or web interface.

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

Our software integrates directly into the most popular e-commerce platforms, allowing web store managers to completely automate their order fulfillment process by processing, managing, and shipping orders from virtually any e-commerce source through a single interface without manual data entry. Managers can retrieve order data and print complete shipping labels for all USPS mail classes, including First Class International®.

In July 2010 we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they don’t have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from the USPS. A transaction fee of $0.07 per label is charged to non-subscription customers for each label printed.

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

Results of Operations

Total revenue in the third quarter of 2011 was $24.9 million, an increase of 20% from $20.7 million in the third quarter of 2010.  Total revenue during the nine months ended September 30, 2011 was $74.4 million, an increase of 18% from $62.9 million during the nine months ended September 30, 2010.  PC Postage revenue, including service revenue, product revenue and insurance revenue, in the third quarter of 2011 was $23.5 million, an increase of 22% from $19.2 million in the third quarter of 2010, and was $68.0 million in the nine months ended September 30, 2011, an increase of 17% from $58.1 million in the nine months ended September 30, 2010.  PhotoStamps revenue was approximately $1.4 million in the third quarter of both 2011 and 2010, and was $6.4 million in the nine months ended September 30, 2011, an increase of 33% from $4.8 million in the nine months ended September 30, 2010.  The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2011 and 2010 and the resulting percentage change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Service revenue	$19,216	$15,989	20%	$55,382	$48,179	15%
Product revenue	3,194	2,736	17%	9,768	8,618	13%
Insurance revenue	1,085	496	119%	2,859	1,282	123%
PC postage revenue	$23,495	$19,221	22%	$68,009	$58,079	17%

PhotoStamps revenue	$1,422	$1,449	(2)%	$6,351	$4,766	33%
Other revenue	1	19	(95)%	5	22	(77)%
Total revenue	$24,918	$20,689	20%	$74,365	$62,867	18%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2011, as our estimated return-on-investment continued to be attractive.  Primarily as a result of these decisions, core PC Postage revenue for customers acquired through our non-enhanced promotion channels was $22.7 million in the third quarter of 2011, an increase of 25% from $18.2 million in the third quarter of 2010, and was $65.6 million in the nine months ended September 30, 2011, an increase of 20% from $54.5 million in the nine months ended September 30, 2010.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service.  We have been reducing our investment in this area over the last few years, which reduced our revenue for customers acquired through this channel to $787,000 in the third quarter of 2011, a decrease of 26% from $1.1 million in the third quarter of 2010, and $2.4 million in the nine months ended September 30, 2011, a decrease of 33% from $3.6 million in the nine months ended September 30, 2010.

The following table sets forth the breakdown of PC Postage revenue between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for the three and nine months ended September 30, 2011 and 2010 and the resulting percent change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Non-enhanced promotion revenue	$22,708	$18,157	25%	$65,615	$54,494	20%
Enhanced promotion revenue	787	1,064	(26%)	2,394	3,585	(33%)
PC postage revenue	$23,495	$19,221	22%	$68,009	$58,079	17%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average monthly revenue per paid customer.

The number of paid customers originally acquired through our non-enhanced promotion channels during the third quarter of 2011 was approximately 374,000, an increase of 12% from the 334,000 in the third quarter of 2010. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The increase in paid customers in the third quarter of 2011 compared to the third quarter of 2010 was attributable to both increased customer acquisition and decreased churn. We believe the increased customer acquisition was primarily attributable to increased customer acquisition spending. We believe the decreased churn rates were primarily attributable to new product features, which are driving increased usage of our service.

For customers originally acquired through our non-enhanced promotion channels, our average monthly revenue per paid customer for the third quarter of 2011 was $20.25, an increase of 12% compared to $18.13 for the third quarter of 2010. We believe the increase in average monthly revenue per paid customer was partially attributable to (i) an increase in the average store and insurance revenue per paid customer driven by increased usage of our service and (ii) higher revenue per customer in our high volume shipping and enterprise customer segments.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenues
Service	77.1%	77.3%	74.5%	76.6%
Product	12.8%	13.2%	13.1%	13.7%
Insurance	4.4%	2.4%	3.9%	2.1%
PhotoStamps	5.7%	7.0%	8.5%	7.6%
Other	0.0%	0.1%	0.0%	0.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Service	14.9%	15.5%	14.7%	15.8%
Product	4.6%	4.8%	4.8%	5.1%
Insurance	1.5%	0.8%	1.3%	0.6%
PhotoStamps	4.4%	5.5%	5.0%	5.7%
Total cost of revenues	25.4%	26.6%	25.9%	27.3%
Gross profit	74.6%	73.4%	74.1%	72.8%
Operating expenses:
Sales and marketing	33.4%	33.7%	33.7%	35.9%
Research and development	9.7%	10.7%	9.4%	10.5%
General and administrative	13.8%	16.5%	14.0%	15.8%
Legal settlements and reserves	—	—	—	8.3%
Total operating expenses	56.8%	60.9%	57.1%	70.5%
Income from operations	17.8%	12.5%	17.0%	2.3%
Interest income and other income, net	0.5%	1.1%	0.6%	1.0%
Income before income taxes	18.3%	13.6%	17.6%	3.3%
Income tax expense (benefit)	0.2%	0.4%	0.3%	(6.0)%
Net income	18.2%	13.2%	17.3%	9.3%

Revenue

Our revenue is derived primarily from five sources: (1) service fees related to our PC Postage service; (2) product revenue from the direct sale of consumables and supplies through our Supplies Store; (3) insurance revenue from our branded insurance offering; (4) PhotoStamps revenue from our PhotoStamps business; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers.

Service revenue increased 20% to $19.2 million in the third quarter of 2011 from $16.0 million in the third quarter of 2010 and increased 15% to $55.4 million in the nine months ended September 30, 2011 from $48.2 million in the nine months ended September 30, 2010. The 20% increase in service revenue during the third quarter of 2011 consisted of a 23% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 27% decrease in service revenue from customers acquired through our enhanced promotion channel. The 23% increase in service revenue from customers acquired through the non-enhanced promotion channels consisted of a 12% increase in paid customers and an 10% increase in average service revenue per customer.  The 15% increase in service revenue during the nine months ended September 30, 2011 consisted of a 19% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 34% decrease in service revenue from customers acquired through our enhanced promotion channel. As a percentage of total revenue, service revenue remained unchanged at 77% in the three months ended September 30, 2011 and 2010 and decreased two percentage points to 75% in the nine months ended September 30, 2011 from 77% in the nine months ended September 30, 2010.

Product revenue increased 17% to $3.2 million in the third quarter of 2011 from $2.7 million in the third quarter of 2010 and increased 13% to $9.8 million in the nine months ended September 30, 2011 from $8.6 million in the nine months ended September 30, 2010. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; and (3) growth in postage printed,  which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the third quarter of 2011 was $165 million, a 52% increase from the $108 million printed during the third quarter of 2010, and $461 million in the nine months ended September 30, 2011, a 49% increase from $309 million printed in the nine months ended September 30, 2010. As a percentage of total revenue, product revenue was unchanged at 13% in the three months ended September 30, 2011 and 2010 and decreased one percentage point to 13% in the nine months ended September 30, 2011 from 14% in the nine months ended September 30, 2010.

Insurance revenue increased 119% to approximately $1.1 million in the third quarter of 2011 from approximately $496,000 in the third quarter of 2010 and increased 123% to $2.9 million in the nine months ended September 30, 2011 from $1.3 million in the nine months ended September 30, 2010.  This increase was primarily attributable to (1) the expansion of our existing package insurance offering to cover packages being shipped to international destinations, (2) growth in postage printed by our shipping customers and (3) insurance purchases resulting from our new partnership with Amazon.com.  As a percentage of total revenue, insurance revenue increased two percentage points to 4% from 2% during both the three and the nine months ended September 30, 2011.

PhotoStamps revenue was approximately $1.4 million in the third quarter of both 2011 and 2010, and increased 33% to $6.4 million in the nine months ended September 30, 2011 from $4.8 million in the nine months ended September 30, 2010.  The increase in PhotoStamps revenue during the nine months ended September 30, 2011 was due to the recognition of PhotoStamps retail box breakage revenue, which was $59,000 and $2.3 million for the three and nine months ended September 30, 2011.  Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes. During the second quarter of 2011, we recognized $2.2 million of retail box breakage revenue of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. Please see Note 1 “Summary of Significant Accounting Policies—PhotoStamps Retail Boxes” in our Notes to Consolidated Financial Statements for further discussion.  The increase in PhotoStamps revenue from PhotoStamps retail box breakage was partially offset by lower sales of PhotoStamps through our website. We reduced our PhotoStamps sales and marketing spending in 2011 compared with 2010.  As a result, total PhotoStamps sheets shipped was approximately 76,000 in the third quarter of 2011, a 7% decrease compared from 81,000 in the third quarter of 2010, and was 227,000 in the nine months ended September 30, 2011, a decrease of 16% compared to 270,000 in the nine months ended September 30, 2010. As a percentage of total revenue, PhotoStamps revenue decreased one percentage point to 6% in the third quarter of 2011 from 7% in the third quarter of 2010 and increased one percentage point to 9% in the nine months ended September 30, 2011 from 8% in the nine months ended September 30, 2010.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $1,000 in the third quarter of 2011 compared to $19,000 in the third quarter of 2010 and $5,000 in the nine months ended September 30, 2011 compared to $22,000 in the nine months ended September 30, 2010. Commission revenue is currently not material to our consolidated financial statements.

Cost of Revenue

Cost of revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, the cost of postage for PhotoStamps, image review, printing and fulfillment costs for PhotoStamps, parcel insurance offering costs, customer misprints and products sold through our Supplies Store and the related costs of shipping and handling. Total cost of revenue increased 15% to $6.3 million in the third quarter of 2011 from $5.5 million in the third quarter of 2010 and increased 12% to $19.2 million in the nine months ended September 30, 2011 from $17.1 million in the nine months ended September 30, 2010. As a percentage of total revenue, total cost of revenue decreased two percentage points to 25% in the third quarter of 2011 from 27% in the third quarter of 2010 and decreased one percentage point to 26% in the nine months ended September 30, 2011 from 27% in the nine months ended September 30, 2010.

Cost of service revenue increased 15% to $3.7 million in the third quarter of 2011 from $3.2 million in the third quarter of 2010 and increased 10% to $10.9 million in the nine months ended September 30, 2011 from $9.9 million in the nine months ended September 30, 2010. The increase is primarily attributable to higher promotional expense as a result of the increase in customer acquisition and higher redemption rates of our free scale and free postage offers. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $897,000 and $573,000 in the third quarter of 2011 and 2010, respectively.  Promotional expense was $2.6 million and $1.9 million in the nine months ended September 30, 2011 and 2010, respectively.  As a percentage of total revenue, cost of service revenue decreased one percentage point to 15% both in the third quarter of 2011 and nine months ended September 30, 2011 from 16% in both the third quarter of 2010 and nine months ended September 30, 2010.

Cost of product revenue increased 15% to $1.1 million in the third quarter of 2011 from approximately $993,000 in the third quarter of 2010 and increased 12% to $3.6 million in the nine months ended September 30, 2011 from $3.2 million in the nine months ended September 30, 2010. The percentage increase in the cost of product revenue was lower compared to the percentage increase in product revenue during both the third quarter of 2011 and nine months ended September 30, 2011 due to lower fulfillment costs.  As a percentage of total revenue, cost of product revenue was unchanged at approximately 5% in the three months ended September 30, 2011 and 2010 and in both the nine months ended September 30, 2011 and 2010.

Cost of insurance revenue increased 139% to $378,000 in the third quarter of 2011 from $158,000 in the third quarter of 2010 and increased 156% to $998,000 in the nine months ended September 30, 2011 from $390,000 in the nine months ended September 30, 2010. The percentage increase in cost of insurance revenue was higher compared to the percentage increase in insurance revenue during both the third quarter of 2011 and nine months ended September 30, 2011 primarily due to the introduction of discounted insurance rates for higher volume shippers. As a percentage of total revenue, cost of insurance revenue  increased one percentage point to 2% in the third quarter of 2011 from 1% in the third quarter of 2010 and was unchanged at approximately 1% in the nine months ended September 30, 2011 and 2010.

Cost of PhotoStamps revenue was approximately $1.1 million in the third quarter of both 2011 and 2010, and increased 4% to $3.7 million in the nine months ended September 30, 2011 from $3.6 million in the nine months ended June 30, 2010.  The increase in cost of PhotoStamps revenue during the nine months ended September 30, 2011 is primarily due to the expensing of PhotoStamps retail box costs associated with the PhotoStamps retail box breakage revenue we recognized in the second quarter of 2011.  The percentage increase in cost of PhotoStamps revenue did not correlate with the percentage increase in PhotoStamps revenue because the face value cost of postage typically associated with PhotoStamps revenue was not incurred in recognizing the PhotoStamps retail box breakage revenue.  As a percentage of total revenue, cost of PhotoStamps revenue decreased two percentage points to 4% in the third quarter of 2011 from 6% in the third quarter of 2010 and decreased one percentage point to 5% in the nine months ended September 30, 2011 from 6% in the nine months ended September 30, 2010.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct sales, direct mail, and online advertising.  Sales and marketing expense increased 19% to $8.3 million in the third quarter of 2011 from $7.0 million in the third quarter of 2010 and increased 11% to $25.1 million in the nine months ended September 30, 2011 from $22.6 million in the nine months ended September 30, 2010.  This increase is primarily due to increased marketing expenditures to acquire new small business, enterprise and shipping customers, partially offset by the decrease in our PhotoStamps and enhanced promotion marketing expenditures.  As a percentage of total revenue, sales and marketing expense decreased one percentage point to 33% in the third quarter of 2011 from 34% in the third quarter of 2010 and decreased two percentage points to 34% in the nine months ended September 30, 2011 from 36% in the nine months ended September 30, 2010.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 9% to $2.4 million in the third quarter of 2011 from $2.2 million in the third quarter of 2010 and increased 6% to $7.0 million in the nine months ended September 30, 2011 from $6.6 million in the nine months ended September 30, 2010.  The increase during the third quarter of 2011 is primarily due to higher headcount-related expenses as we continued to invest in the development and enhancement of our PC Postage solution.  As a percentage of total revenue, research and development expense decreased one percentage point to 10% in the third quarter of 2011 from 11% in the third quarter of 2010 and decreased two percentage points to 9% in the nine months ended September 30, 2011 from 11% in the nine months ended September 30, 2010.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense was approximately $3.4 million in the third quarter of both 2011 and 2010, and increased 5% to $10.4 million in the nine months ended September 30, 2011 from $9.9 million in the nine months ended September 30, 2010.  The increase during the nine months ended September 30, 2011 is primarily due to an increase in headcount related expenses.  As a percentage of total revenue, general and administrative expense decreased three percentage points to 14% in the third quarter of 2011 from 17% in the third quarter of 2010 and decreased two percentage points to 14% in the nine months ended September 30, 2011 from 16% in the nine months ended September 30, 2010.

Legal Settlements and Reserves

Legal settlements and reserves was $0 in both the three and nine months ended September 30, 2011 compared to $0 in the three months ended September 30, 2010 and $5.2 million in the nine months ended September 30, 2010. The $5.2 million expense during the nine months ended September 30, 2010 was related to the settlement of our Kara Technology lawsuit. We did not incur a similar charge in 2011.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and other income. Interest and other income, net decreased 39% to $133,000 in the third quarter of 2011 from $219,000 in the third quarter of 2010 and decreased 30% to $434,000 in the nine months ended September 30, 2011 from $620,000 in the nine months ended September 30, 2010.  The decrease in interest and other income is primarily due to lower investment balances, as we sold certain investments and used the cash to pay a one-time special dividend of $2.00 per share in the fourth quarter of 2010 and repurchased shares of our common stock during 2010 and 2011. As a percentage of total revenue, interest and other income was unchanged at 1% in the third quarter of 2011 and 2010 and in the nine months ended both September 30, 2011 and 2010.

Provision for Income Taxes

Income tax expense was $39,000 in the third quarter of 2011 compared with income tax expense of $82,000 in the third quarter of 2010. During the nine months ended September 30, 2011, we incurred an income tax expense of $199,000 compared with the income tax benefit of $3.8 million in the nine months ended September 30, 2010. During 2010 we released a portion of our valuation allowance totaling approximately $4.0 million, which resulted in a net income tax benefit of $3.8 million during the nine months ended September 30, 2010.  As of September 30, 2011, we did not identify any discrete events or indicators that would allow us to release any additional valuation allowance.

We recorded income tax expense for corporate alternative minimum federal taxes of approximately $39,000 and $199,000 during the three and nine months ended September 30, 2011, respectively. The State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2010 and 2011.  We did not incur any additional California state income tax as a result of the state NOL suspension during the three and nine months ended September 30, 2011, as we were able to offset 100% of our state income tax expense through the use of our state tax credits.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, we had approximately $51 million and $35 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

On October 19, 2011, we entered into an agreement with Grand Avenue Plaza Properties, LLC to purchase two adjacent buildings representing a total of 82 thousand square feet for an aggregate purchase price of $13,350,000 to serve as our future corporate headquarters.  We are currently in the escrow period and we expect to close the purchase of the property on or around January 17, 2012.  We plan to occupy a portion of the space and lease out the remaining portion.

Net cash provided by operating activities was $12.5 million and $9.7 million during the nine months ended September 30, 2011 and 2010, respectively.  This increase in net cash provided by operating activities was primarily attributable to increased net income.

Net cash provided by investing activities was $6.0 million during the nine months ended September 30, 2011 and net cash used in investing activities was $8.7 million during the nine months ended September 30, 2010. This increase in net cash provided by investing activities was due to the maturation of certain corporate bonds.

Net cash provided by financing activities was $4.3 million during the nine months ended September 30, 2011 and net cash used in financing activities was $13.0 million during the nine months ended September 30, 2010, respectively.  The increase in net cash provided by financing activities is mainly due to proceeds from the exercise of options under our stock option plan offset by our stock repurchase program.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Updated Expectations for 2011

Our results are subject to macro economic factors and other factors that could cause the following trends to be better or worse than our current expectations. See page 15 of this Report for a discussion of those and other factors and of forward-looking statements. See also Item 1A. “Risk Factors” and the discussion of forward-looking statements on page 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.  We currently expect the following trends for 2011 compared with 2010:

•
We expect to increase customer acquisition spending on our PC Postage non-enhanced promotion channels by 15% - 20% in 2011 compared to 2010.  We will continue to monitor our customer metrics and the state of the economy throughout the year and adjust our level of spending accordingly.

•
We expect PC Postage revenue, excluding the enhanced promotion channel, to increase by approximately 20% in 2011 compared to 2010. We expect this growth to be driven by both increases in the number of paying customers and increases in average revenue per customer.

•
We expect PC Postage revenue for customers acquired through the enhanced promotion  will decrease in 2011 compared to 2010, consistent with recent quarterly trends we saw  in the year-to-date 2011 period.

•
We expect PhotoStamps revenue to increase by between 10% and 20% in 2011 compared to 2010 due to the recognition of PhotoStamps retail box breakage revenue, partially offset by lower sales of PhotoStamps through our website.  We expect to reduce PhotoStamps marketing spend in 2011 compared to 2010.

•	We expect research and development expenses to be higher in 2011 compared to 2010, primarily due to expected increased headcount costs.

•
We expect general and administrative expenses to be higher in 2011 as a result of higher headcount related expenses and higher legal costs primarily resulting from our litigation with Endicia, which continues to be a material expense for us.  However, the amount and timing of our legal expenses are volatile, so our ability to predict the resulting increase or decrease in general and administrative expenses is limited.

•	We expect interest income and other income, net to decrease in 2011 compared to 2010 due to lower invested cash balances and continued lower interest rates.

•
We believe that the small business economic environment has weakened during 2011 and still continues to negatively impact our business and metrics relative to pre-recession historical levels. We are currently expecting the small business economic environment for the remainder of 2011 to be consistent with the year-to-date 2011 period; however, any unexpected deterioration from current levels could negatively impact our results, including our PC Postage customer metrics and revenue.

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

During the second quarter of 2011, we concluded that sufficient company-specific historical evidence existed to determine the period of time after which the likelihood of the PhotoStamps retail boxes being redeemed was remote.  Based on our analysis of the redemption data, we estimated that period of time to be 60 months after the sale of our PhotoStamps retail boxes.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At September 30, 2011, our cash, cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with duration of 373 days. At September 30, 2011 our cash, cash equivalents and investments approximated $51 million and had a related weighted average interest rate of approximately 1.1%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – Legal Proceedings of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the third quarter of 2011, we purchased our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2011 – July 30, 2011	—	—	—	$6,929
August 1, 2011 – August 31, 2011	17,710	$15.00	17,710	$13,485
September 1, 2011 – September 30, 2011	—	—	—	$13,485

(1) Effective on August 18, 2011, our board of directors approved a new share repurchase plan authorizing us to repurchase up to 1.0 million shares of our stock during the next six months.

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

STAMPS.COM INC. (Registrant)

November 9, 2011	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

November 9, 2011	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer