Form 10-K
period 2011-12-31
STAMPS.COM INC
filed 2012-03-14
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2011, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $158,278,993 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of February 29, 2012, there were 16,320,263 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2011

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

Services and Products

PC Postage Business

Our PC Postage solutions enable our customers to buy and print USPS approved postage and services with just a PC, printer and Internet connection, right from their home or office.

We offer the following PC Postage products and services to our customers:

•
PC Postage Services. After completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week through our software or web interface. When a customer purchases postage for use through our service, the customer pays the face value of the postage, and the funds are transferred directly from the customer’s account to the USPS’s account.  The customer then draws down their prepaid account balance as they print postage and repurchases postage as necessary.  Customers typically pay a monthly subscription fee for access to our service.

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

We offer multiple PC Postage service plans with different features and capabilities targeted to meet different customer needs. Our Pro Plan offers a basic set of Stamps.com mailing & shipping features with single-user capability. Our Premiere plan typically targeted at larger small businesses adds multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances as compared to our Pro Plan feature set. Our Professional Shipper plan is typically targeted at higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. We have launched shipping integrations with several of these e-commerce focused companies over the past two years. Our Enterprise plan is typically targeted at organizations with multiple geographic locations and features enhanced reporting that allows a central location such as a corporate headquarters greater visibility and control over postage expenditures across their network of locations.

Customers typically pay us a monthly service fee ranging from $15.99 to $39.99 depending on the service plan. In certain circumstances, customers may be on a plan where they do not owe us any monthly service fees. We have an arrangement with the USPS under which if a customer or integration partner prints a certain amount of Priority or Express Mail postage, they can qualify to have their service fees waived or refunded and the USPS compensates us directly. In addition, we also have plans for less than $15.99 which offer more limited functionality targeted at retaining customers who print a lower volume of postage.

•
PC Postage Integrations.   As part of our PC Postage services, we offer back-end integration solutions where we provide the electronic postage for transactions to partners who manage the front-end process. Our software integrates directly into the most popular e-commerce platforms, allowing web store managers to completely automate their order fulfillment process by processing, managing, and shipping orders from virtually any e-commerce source through a single interface without manual data entry. Managers can retrieve order data and print complete shipping labels for all USPS mail classes, including First Class International®.

In July 2010 we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they do not have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from the USPS. A transaction fee of $0.07 per label is charged to non-subscription customers for each label printed.

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

•
Branded Insurance.  We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund. We also offer official USPS package insurance alongside our branded insurance product.

PhotoStamps

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

When we refer to our PC Postage business, we are referring to our PC Postage Service and Integrations, Mailing & Shipping Supplies Store and Branded Insurance offering. We do not include our PhotoStamps business when we refer to our PC Postage business.

Customer Value Proposition for our PC Postage Business

Our PC Postage customers can save time in a number of ways including: (1) mailing or shipping from their home or office 24 hours a day and 7 days a week, avoiding the time that would ordinarily be spent in a trip to the post office; (2) generating mass mailings quickly and easily by printing the address and postage together in a single step process; (3) using our software as an integrated package with most small business productivity applications such as word processors, financial applications and address books; and (4) generating large volumes of shipping labels easily by integrating directly with the database or file system of eCommerce systems.

Our PC Postage customers can also save money in a number of ways including: (1) receiving a discount versus USPS retail post offices of up to 16% off Priority Mail, up to 62% off Express Mail, up to 5% off Priority Mail International and up to 8% off Express Mail International. In addition, “Commercial Plus” customers who meet certain higher volume requirements receive additional discounts which can result in total discounts up to 31% off of Priority Mail, up to 62% off Express Mail, up to 10% off Priority Mail International and up to 15% off Express Mail International; (2) receiving a discount versus USPS retail post office of $0.66 to $0.85 per package on Delivery Confirmation service, including free electronic Delivery Confirmation for Priority Mail and First Class Package Services; (3) automatically checking destination addresses against the USPS address database, so postage is not wasted on undeliverable-as-addressed mail; (4) avoiding wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and distance to the destination; (5) tracking and controlling postage expenditures using cost codes built into our service; and (6) paying a monthly service fee that is up to 75% less than the total cost of an entry-level postage meter, where users typically pay monthly rental fees, maintenance fees, postage purchase surcharges, cleaning fees, and fees for proprietary ink cartridges.

The advanced reporting and administrative controls available with our PC Postage service delivers benefits including: (1) greater visibility into postage activity vs. traditional solutions; and (2) improved tracking and control of postage, which can help customers manage and reduce postage expenditures.  The advanced reporting and controls capability is particularly relevant to our enterprise customers who are managing postage across multiple locations.

Our PC Postage customers can enhance their productivity and image by: (1) producing more professional looking mail vs. stamped mail, thereby helping a smaller business resemble a larger business; and (2) transforming a two-step process into a one-step process by printing addresses and postage together.  The enhanced productivity and image gained through our software is particularly relevant to our home and small business customers.

Our PC Postage customers can also optimize their shipping operations in a number of ways including: (1) sending USPS packages with Hidden Postage™, which hides the actual amount paid for postage (a useful feature for e-commerce companies that may not want the recipient to see actual shipping cost information); (2) reducing customer support costs by automatically generating and sending package delivery status e-mails to customers; (3) providing a complete record of all packages sent with the ability to retrieve delivery status information; (4) generating a single bar-coded form that represents multiple packages in a single shipment so that the USPS can scan the single form to accept all of the packages at once and the customer gets a record that all the packages were accepted by the USPS; (5) adding our integrated package insurance; and (6) processing large batch shipments via database integrations. The ability to optimize shipping operations is particularly relevant to our higher volume shipping customers.

Marketing of PC Postage

We target our PC Postage marketing at small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers. We market our PC Postage services through the following channels:

●
Affiliate Channels. We utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our web site through a third party affiliate management company.

●	Direct Mail. We send direct mail pieces to prospective customers with prospect lists purchased from third parties or obtained from partners.

●	Direct Sales. We utilize a direct sales force for higher-priced Enterprise and Professional Shipper versions of our PC Postage service.

●	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, tradeshows, retail and other programs.

●
Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our PC Postage software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software included along with a partner’s software product, the distribution of our software at a retail location, or the bundling of our software with a hardware device. Our partnerships include Microsoft, Avery Dennison, Hewlett Packard and the USPS.

●
Remarketing. We remarket our services to former customers. Our remarketing efforts are generally focused on new features that may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers.

●
Shipping Integrations. We market our services through integrations with e-commerce platforms, multi-carrier shipping management software, shopping cart software and other order-entry management applications. Our shipping integration partnerships include Amazon, the USPS, QuickBooks and others.

●	Traditional Media. We utilize television commercials and a variety of traditional and internet-based radio endorsements to advertise our service.

●	Traditional Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails, and other online advertising vehicles.

●
USPS Referrals. We utilize the nationwide USPS Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls.  We also receive referrals directly from the USPS website at www.USPS.com.

●
Enhanced Promotion Online Advertising.  We work with various companies to advertise our service in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to get the customer to try our service.  We reduced our investment in the enhanced promotional channel during recent years.

When we refer to our "Core PC Postage" or "Non-Enhanced Promotion" business, revenue or marketing channels, we are referring to PC Postage customers acquired through all the marketing channels described above, excluding the Enhanced Promotion Online Advertising channel.

Marketing of PhotoStamps

We target our PhotoStamps marketing at consumers and businesses. We market or have marketed our PhotoStamps product through the following channels:

●	Online advertising, including paid search, banner ads, permission-based emails, and other online advertising methods;

●	Partnerships including HP/Snapfish and others;

●	Retail distribution of a boxed PhotoStamps product;

●	Remarketing to our existing customers; and

●	Traditional offline methods of consumer advertising.

In recent years, we reduced our consumer-focused marketing spending in order to lower our customer acquisition costs and improve our expected returns and profitability in the PhotoStamps business.

2012 Business Strategy

PC Postage Business

Our 2012 strategy for the PC Postage business includes the following major initiatives and plans. These initiatives and plans are subject to change without notice based on our analysis of market and business conditions (see our discussion of forward-looking statements at the beginning of Part I of this Report).

•
Increase our Small Business Marketing Spending.  Based on recent analysis and trends, we believe that improvements in the macro-economic environment are being reflected in our small business customer acquisition metrics and that the lifetime value of Core PC Postage customers continues to be more than twice the cost of acquiring those customers. Accordingly, we plan to increase our small business customer acquisition spending in our Core PC Postage marketing channels by an estimated 10% to 15% in 2012 versus 2011.

We plan to continue increasing our investment in direct mail, online advertising and traditional media as well as refining our customer acquisition process through affiliates, partners, telemarketing and other areas. Our goal is to continue to increase our small business customer acquisition spend while keeping our cost per customer acquired at a reasonable level and maintaining our customer economics resulting in an attractive expected return on investment.

•
Optimize our Business Model and Improve our Customer Experience.  We plan to continue optimizing our registration process and post-registration customer interactions to improve the initial experience a customer has with our service by shortening and streamlining the registration process and facilitating easier purchasing of postage by customers during registration. We plan to expand our usage of demo videos and online how to videos. We also plan to continue expanding our presence in social networking sites and continue expanding our customer web portal and content on our website.

We plan to launch new features in our software including continued enhancements to our batch shipping capabilities such as more automated rate selection and additional ecommerce integrations. We plan to improve our insurance capabilities such as the ability to insure packages up to $10,000 in value. We also plan to broaden our support for USPS services such as the USPS flat rate legal envelopes, the new First Class Package Services with free delivery confirmation and support for the new Express Mail Flat Rate box.

•
Enhance our Enterprise Solutions Marketing Efforts.  Customers continue to be attracted to our enterprise solution versus a postage meter based on our dramatically lower cost of ownership and visibility into individual employee activity from our sophisticated centralized front-end reporting tool with real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers, which are typically not available with a postage meter.

In 2012, we plan to continue increasing, optimizing and refining our enterprise customer lead generation and sales and marketing efforts. We plan to increase our sales team size commensurate with the business prospects that are available and continue working on improving the efficiency of our sales team. We plan to increase the number of enterprise customers as well as increase the number of locations with existing customers.

•
Enhance our High Volume Shipper Solution and Marketing Efforts.  We continue to attract high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, larger retailers, and other types of high volume shippers to our service through our efforts in this area. In 2011 we continued to invest in our shipping technology and our sales and marketing efforts. As a result, we experienced record levels of postage printed by high volume shipping customers in 2011, which was up 96% compared to 2010.

In 2012 we plan to optimize our business in this area by (1) continuing to introduce improvements in the software and features to further improve the scalability of the product to the largest high-volume customers, (2) adding new shopping cart integrations for easier data export and import from the tools that customers like to use, and (3) continuing to scale our sales efforts using our national sales force.

In addition, while our online enhanced promotion channel tends to attract customers with lower lifetime values, we continue to see an acceptable return on our investment, and we plan to continue to run this channel until we no longer find the returns to be attractive. However, we currently expect to continue to reduce our investment in this area in 2012 compared to previous years.

PhotoStamps

In 2012 we plan to continue marketing PhotoStamps, but with limited spending and expectations. We will continue our program of focused direct-to-website PhotoStamps marketing spending with a goal of keeping the overall cost per acquisition at a level that provides an attractive financial return. While we do not expect to invest heavily in the PhotoStamps business until the economy materially improves, we believe that there are potential opportunities to grow the business in a better economic environment.

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

Dymo Stamps is different from our service in the approach it takes to the business model.  Its service is offered without a monthly service fee, which is one of its primary marketing messages versus our service. To use the Dymo Stamps feature, however, customers must purchase Dymo Stamps labels through Endicia at a price that is significantly higher per label than the price for our NetStamps labels.

Pitney Bowes, Inc. Pitney Bowes is the current market leader in the U.S. traditional postage meter business, with revenues of $5.3 billion in 2011. Pitney Bowes launched its initial software-based PC Postage product in 2000 and currently offers a PC Postage product under the name pbSmartPostage which was launched during 2010. Pitney Bowes has historically offered a PC Postage product under the name ShipStream Manager but it appears from their website that the ShipStream Manager product is being discontinued and those customers are being converted to the pbSmartPostage product. During 2004 Pitney Bowes also began offering an Internet-based service for printing a single label for use in shipping a package that does not require a monthly subscription fee, in partnership with eBay. Pitney Bowes offers a customized postage offering (branded ZazzleStamps) through a partnership with Zazzle.com, Inc., a small, private U.S. company that specializes in custom products.

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

We believe that our customers choose our PC Postage service over that of other PC Postage competitors because of our superior user interface and our larger breadth of features.  For example, we are the only PC Postage service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge and envelope printing, we are the only PC Postage provider with an integration partnership with Amazon.com serving their Marketplace users, we support more address books than any other PC Postage software, and we are the only company that offers the additional customer choice of our Themed and Photo NetStamps labels. Based on USPS data and our own estimates, we believe that approximately 80% of all PC Postage subscription customers are our customers (excluding estimated customers paying for postage on a pure transaction-based, no-monthly-fee plan).

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

Industry Overview

Business Market Size

Our PC Postage mailing and shipping service is currently targeted primarily at U.S. small offices, home offices, small businesses, enterprises and high volume shippers, and within these segments we target both mailers and shippers. We believe the number of businesses that we can serve with our current products are as follows: (1) 21.3 million sole proprietorships; (2) 4.6 million small businesses with 1 to 9 employees (typically using our single user Pro service); (3) 1.2 million small businesses with 10 to 99 employees (typically using our Pro or our multi-user Premier service); (4) 109 thousand medium and large businesses with 100 or more employees, which represent 1.5 million separate locations (typically using our Enterprise service).  In addition we believe there are approximately 24 million non-income generating home offices such as those used for corporate after-hours work or telecommuting, and our solution is also applicable to that segment. We also have consumers that use our service.

US Mail Volume

According to the USPS Fiscal 2011 Annual Report, the total US Postal Service revenue was $66 billion during its fiscal year ended September 30, 2011. Of this amount approximately $43 billion was represented by mail classes that are addressable using our current solution (First Class, Priority Mail, Express Mail, Media Mail, Parcel Post, international mail, and special services).  We believe that some portion of this $43 billion is a potential market for purchasing and printing postage using PC Postage.

Based on the USPS Fiscal 2010 Household Diary study, consumer-to-consumer personal correspondence mail volume is approximately 5.0 billion pieces per year (0.9 billion personal letters, 2.1 billion holiday greeting cards, 1.3 billion non-holiday greeting cards, and 0.7 billion other).  We also estimate that an additional 6.2 billion pieces per year are sent between businesses and consumers as first class primary business advertising mail, and an additional 5.1 billion pieces per year are sent from businesses to consumers as First Class correspondence mail.  We believe that consumer-to-consumer and business-to-consumer advertising mail are two potential markets for use of PhotoStamps.

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

Our Technology

Our servers are located in high-security data centers and operate with proprietary security software. These servers create the data used to generate information-based indicia. They also process postage purchases using secure technology that meets USPS security requirements. Our service currently uses a Windows-based client application that supports a variety of label and envelope options and a wide range of printers. In addition, our application employs an internally-developed user authentication mechanism for additional security.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents.  We also have a number of registered and unregistered trademarks. We plan to apply for more patents and trademarks in the future. Our issued and pending patents have a range of expiration dates from 2014 until 2031. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-- Research and Development” for the amount spent during each of the last three fiscal years on company-sponsored research and development activities.

Section 382 Update

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $230 million and $125 million, respectively, which when combined with our other tax credits and tax assets have a potential value of up to $85 million in tax savings. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2011 we were at approximately a 15% level compared with the 50% level that would trigger impairment of our NOL asset.

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

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, as of the date of filing of this Annual Report on Form 10-K, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010.

As of February 29, 2012, we had 16,320,263 shares outstanding, and therefore ownership of approximately 815,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Employees

As of December 31, 2011, we had approximately 226 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments, Geographical and Revenue Information

We operate in a single market segment, “Internet Mailing and Shipping Services” and therefore have only one reportable segment.  All of our operations, revenue and assets are within the United States. During 2011, 2010 and 2009, we did not recognize revenue from any one customer that represented 10% or more of revenues. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2011 and 2010,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2010 and 2009,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10 percent or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the fourth and first calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue does have some seasonal variation driven by typically seasonally stronger customer acquisition and usage in the fourth and first calendar quarters and typically seasonally slower customer acquisition and usage in the second and third calendar quarters. Our PhotoStamps revenue is typically seasonally stronger in the fourth calendar quarter due to the holidays.

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

The termination of agreements with our integration partners could adversely affect our business.

We have partnership agreements with many integration partners in the high volume shipping area of our business. These partners integrate our PC Postage services into their offerings. The termination of any of these agreements by us or our partners could result in lost customers, reduced postage printed and lost revenue, and our results of operations could be adversely affected.

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

System and online security failures could harm our business and operating results. We may experience disruptions when we move our corporate headquarters later in 2012.

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

Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Our Internet host provider does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have experienced minor system interruptions in the past and may experience them again in the future. Any substantial interruptions in the future could result in the loss of data and could completely impair our ability to generate revenues from our service. Our servers also periodically experience directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt our service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Our insurance may not be sufficient to cover expenses related to attacks on our Web site, servers or internal systems. We do not presently have a full disaster recovery plan in effect to cover the loss of all facilities and equipment. We do, however, have a secondary location that mirrors our core system infrastructure to allow us to operate from a second location. We have business interruption insurance; however, we cannot be certain that our coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions. Later in 2012, we expect to move our corporate headquarters, and we cannot be sure our systems and operations will operate without error or interruption as a result of this move.

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

Our results are impacted by the macroeconomic environment, which has experienced a severe global economic downturn during the past few years.

We believe the performance of our PC Postage and PhotoStamps businesses are influenced by macro-economic trends. The United States economy has been experiencing a financial downturn characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy and lower levels of consumer and business spending.  A continuation of this economic downturn could negatively affect our business, operating results and financial condition in a number of ways.  For example, customers may leave our service, and efforts to attract new customers may also be adversely impacted. In addition, customers may delay or decrease spending with us or may not pay us, or may delay paying us.

Risks Related to Our Industry

Postal Reform may negatively affect or cause disruptions to our services and business.

The USPS has recently proposed various ways to reduce costs, and Congress is expected to take some form of action regarding the large financial deficits being incurred by the USPS. The USPS has proposed, among other things, to (i) close approximately 4,000 retail Post Offices, (ii) close approximately half of their mail processing centers and eliminate overnight First Class Mail, and (iii) eliminate Saturday delivery. Any such changes actually approved and implemented may adversely affect the products and services we are able to offer our customers and could therefore seriously harm our business.

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

The USPS could modify or terminate agreements and other financial compensation arrangements.

The USPS could decide to amend, renegotiate or terminate agreements or financial compensation arrangements that exist now or in the future. For instance, if the USPS decides to amend, renegotiate or terminate our credit card cost sharing agreement, which is a key agreement that governs the allocation of credit card fees paid by the USPS and us, our revenues and operating results will likely suffer. In addition, if the USPS decides to amend, renegotiate or terminate our arrangement under which we are compensated directly by the USPS for customers or integration partners who print a certain amount of Priority or Express Mail postage, our revenue and operating results will likely suffer.

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

We currently have federal and state NOL carry-forwards of approximately $230 million and $125 million, respectively, which when combined with our other tax credits and tax assets has a potential value of up to $85 million in tax savings over the next 13 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2011 we were at approximately a 15% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person or entity, including company or investment firm, that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors.  In addition any person or entity, including any company or investment firm, that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors.  These NOL Protective Measures are more particularly discussed in our Definitive Proxy Statement filed with the SEC on April 2, 2008.

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, as of the date of filing of this Annual Report on Form 10-K, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010. As of February 29, 2012, we had 16,320,263 shares outstanding, and therefore ownership of approximately 815,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

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

In addition, if the existing waiver of our NOL Protective Measures were revoked so that the measures operated again to prevent new "5% shareholders", the NOL Protective Measures could be deemed to have an “anti-takeover” effect because, among other things, they would restrict the ability of a person, entity or group to accumulate more than 5% of our common stock and the ability of persons, entities or groups now owning more than 5% of our common stock to acquire additional shares of our common stock without the approval of our board of directors.  As a result, our board of directors might be able to prevent any future takeover attempt. Therefore, the NOL Protective Measures could discourage or prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management against the possibility of removal.

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

On January 23, 2012, we completed the previously announced purchase of two adjacent buildings in El Segundo, California that will serve as the Company’s future headquarters. We are currently engaged in a renovation and construction project on the property and expect to move in after substantial completion of the project in 2012. After completion of the renovation, the approximate total square footage of the new headquarters will increase from 82,000 to 100,000. The Company will occupy a portion of the space, with the remaining portion of the space leased to the existing tenants. The purchase of the property and renovations are being funded out of the Company's existing cash and investments.

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

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. We sought an injunction, unspecified damages, and attorneys’ fees. On November 10, 2008, we were required to select fifteen claims (from over six hundred claims available) to be the subject of the trial. On November 9, 2009, the Court granted the summary judgment motion of Endicia, Inc. and PSI Systems, Inc. that the fifteen claims we selected are invalid. On June 15, 2011, the United States Court of Appeals for the Federal Circuit affirmed the summary judgment ruling. We do not anticipate any further appeals.

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

On March 6, 2012, we entered into binding terms with PSI Systems, Inc. to resolve all outstanding patent litigation among the parties. Under the terms of the agreement, the parties agreed to a patent cross-licensing arrangement for the patents in dispute in (i) the lawsuit filed by Stamps.com against Endicia, Inc. and PSI Systems, Inc. on November 22, 2006 and (ii) the lawsuit filed by PSI Systems, Inc. against Stamps.com Inc. on August 8, 2008, both in the United States District Court for the Central District of California. In addition, the parties agreed to a five-year period where each will not sue the other for patent infringement. No payments were made to either party as part of the settlement.

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

In 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in several purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and a secondary offering of our common stock. Plaintiffs sought damages and statutory compensation, including interest, costs and expenses (including attorneys’ fees). In October 2009, the court approved a settlement of this action, which does not require us to make any payments. In January 2012, that settlement became final following the resolution of all appeals.

We are subject to various other routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”.  The following table sets forth the range of high and low dividend adjusted sales prices reported on The NASDAQ Stock Market for our common stock for the following periods (1):

	High	Low
Fiscal Year 2010
First Quarter	$8.48	$6.84
Second Quarter	$8.89	$8.00
Third Quarter	$11.17	$7.56
Fourth Quarter	$14.37	$10.91
Fiscal Year 2011
First Quarter	$13.83	$10.97
Second Quarter	$13.56	$11.86
Third Quarter	$23.78	$13.28
Fourth Quarter	$32.73	$19.36

(1)  The sales prices above are adjusted to take into account the effect of the $2.00 dividend per share of common stock paid by us in the fourth quarter of 2010.  See “Dividend Policy” below for additional information.

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The NASDAQ Stock Market on (i) December 31, 2011 and (ii) February 29, 2012.

Closing Price
December 31, 2011	$26.13
February 29, 2012	$25.85

Stock Performance Graph

The information contained in this section shall not be deemed to be “soliciting material” or “filed” with the SEC, or subject to Regulation 14A or 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into such a filing.

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2006 to December 31, 2011 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) Morgan Stanley Internet Index, an equal-dollar-weighted index composed of 23 leading companies involved in Internet commerce, service and software.  The graph assumes that $100 was invested on December 31, 2006 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31,	Year ended December 31,
Company/Index	2006	2007	2008	2009	2010	2011
Stamps.com Inc.	$100.00	$77.33	$62.41	$57.14	$96.62	$190.54
NASDAQ Market Index	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
Morgan Stanley Internet Index	$100.00	$132.56	$71.72	$140.32	$184.48	$171.53

Holders

As of February 29, 2012, there were approximately 410 stockholders of record and 16,320,263 shares of our common stock outstanding.

Dividend Policy

We did not pay any dividend during 2011.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to shares of our common stock that may be issued under our existing stock incentive plans, all of which were approved by our stockholders:

Number of shares of
Number of shares of		common stock remaining
common stock to be		available for future
issued upon exercise	Weighted-average exercise	issuance under equity
of outstanding options,	price of outstanding options,	compensation plans
warrants and rights	warrants and rights	(excluding shares
(a)		reflected in column (a))
767,366	$13.36	1,636,832

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during 2011.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of 2011.

On February 2, 2012, the Board of Directors approved a new share repurchase plan effective upon the expiration of the current plan on February 17, 2012, authorizing the Company to repurchase up to 1.0 million shares of our stock during the following six months.

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

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
PC postage revenue	$93,321	$78,355	$73,623	$73,036	$67,017
PhotoStamps revenue	8,258	7,162	8,485	11,876	17,887
Other revenue	6	27	16	—	907
Total revenues	101,585	85,544	82,124	$84,912	85,811
Cost and expenses:
Cost of sales	26,212	23,684	22,914	22,908	25,306
Research and development	9,395	9,420	8,699	8,425	8,260
Sales and marketing	34,569	31,174	31,735	33,538	33,115
General and administrative	14,181	14,590	12,961	15,581	12,538
Legal settlements	—	5,211	—	—	—
Income from operations	17,228	1,465	5,815	4,460	6,592
Interest and other income, net	562	756	916	2,918	4,461
Non-operating asset write-off	—	634	—	—	—
Income tax expense (benefit)	(8,475)	(3,945)	554	(2,786)	387
Net income	$26,265	$5,532	$6,177	$10,164	$10,666
Basic net income per share	$1.78	$0.38	$0.38	$0.53	$0.51
Diluted net income per share	$1.73	$0.38	$0.38	$0.53	$0.50
Weighted average shares outstanding used in basic per-share calculation	14,767	14,529	16,238	19,081	20,815
Weighted average shares outstanding used in diluted per-share calculation	15,168	14,685	16,369	19,345	21,194
Cash dividends declared per common share	$0.00	$2.00	$0.00	$0.00	$0.00

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:	(in thousands)
Cash, cash equivalents, restricted cash and investments	$69,363	$35,299	$71,745	$74,059	$90,823
Working capital	57,953	16,041	41,791	63,037	60,011
Total assets	107,980	57,442	89,258	93,258	104,953
Total stockholders’ equity	94,007	44,238	75,605	78,341	92,442

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

Section 382 Update

We currently have federal and state NOL carry-forwards of approximately $230 million and $125 million, respectively, which when combined with our other tax credits and tax assets have a potential value of up to $85 million in tax savings. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period.  We estimate that as of December 31, 2011 we were at approximately a 15% level compared with the 50% level that would trigger impairment of our NOL asset.

Under our certificate of incorporation, any person or entity, including any company and investment firm, that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition, any person, including any company and investment firm, that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors.  The NOL Protective Measures contained in our certificate of incorporation are more specifically described in our Definitive Proxy Statement filed with the SEC on April 2, 2008.

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, as of the filing date of this Annual Report on Form 10-K, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs.  For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010.

As of February 29, 2012, we had 16,320,263 shares outstanding, and therefore ownership of approximately 815,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Results of Operations

Years Ended December 31, 2011 and 2010

Total revenue in 2011 was $101.6 million, an increase of 19% from $85.5 million in 2010. PC Postage revenue, including service revenue, product revenue and insurance revenue, in 2011 was $93.3 million, an increase of 19% compared to $78.4 million in 2010. PhotoStamps revenue in 2011 was $8.3 million, an increase of 15% compared to $7.2 million in 2010. Other revenue in 2011 was $6,000, a decrease of 78% compared to $27,000 in 2010.  The following table sets forth the breakdown of revenue for 2011 and 2010 and the resulting percent change (revenue in $000s):

Total Revenue	2011	2010	% Change

Service Revenue	$75,535	$64,607	17%
Product Revenue	$13,465	$11,725	15%
Insurance Revenue	$4,321	$2,023	114%
PC Postage Revenue	$93,321	$78,355	19%

PhotoStamps Revenue	$8,258	$7,162	15%
Other Revenue	$6	$27	(78%)
Total Revenue	$101,585	$85,544	19%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2011 and 2010 as our estimated return-on-investment continued to be attractive.  Primarily as a result of these decisions, PC Postage revenue for customers acquired through our non-enhanced promotion channels was approximately $90.2 million in 2011, an increase of 22% from approximately $73.8 million in 2010.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service.  Over time we have seen a decrease of the return-on-investment from this channel, and as a result we have reduced our investment in this area in every fiscal year since 2007.  As a result of these decisions, we experienced a reduction in revenue for customers acquired through this channel to approximately $3.2 million in 2011, a decrease of 30% from approximately $4.5 million in 2010.

The following table sets forth the breakdown of PC Postage revenue, which includes Service, Product and Insurance revenues, between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for 2011 and 2010 and the resulting percent change (revenue in $000s):

PC Postage Revenue	2011	2010	% Change

Non-Enhanced Promotion Revenue	$90,150	$73,814	22%
Enhanced Promotion Revenue	$3,171	$4,541	(30%)
PC Postage Revenue	93,321	$78,355	19%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average revenue per paid customer. The increase in paid customers in 2011 was primarily attributable to (1) our increased customer acquisition spending in these channels leading to an in increase in the number of customers acquired and (2) reductions in our paid customer churn rates. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.

The following table sets forth the total number of paid customers in the period that were originally acquired through our non-enhanced promotion channels (in thousands):

Year	Paid Customers (in 000’s)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average
2011	360	368	374	385	372
2010	336	338	334	340	337

The following table sets forth the growth in paid customers and average annual revenue per paid customer for customers originally acquired through our non-enhanced promotion channel:

Non-Enhanced Promotion Revenue	2011	2010	% Change

Average paid customers for the year (in thousands)	372	337	10%
Average annual revenue per paid customer	$242	$219	11%
Non-Enhanced Promotion Revenue ($000s)	$90,150	$73,814	22%

For customers originally acquired through our non-enhanced promotion channels, our average annual and monthly PC Postage revenue per paid customer in 2011 was $242 and $20.20 respectively, which increased by 11% compared to $219 and $18.25, respectively in 2010.  The increase in average revenue per paid customer was primarily attributable to (1) higher monthly fees from our high volume shipping and enterprise customer segments, (2) an increase in the average store revenue per paid customer driven by the increased usage of our service and (3) an increase in insurance purchases driven by our focus on shipping and new insurance features.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Twelve months ended December 31,
	2011	2010
Total Revenues:
Service	74.4%	75.5%
Product	13.3%	13.7%
Insurance	4.3%	2.4%
PhotoStamps	8.1%	8.4%
Other	0.0%	0.0%
Total revenues	100.0%	100.0%
Cost of revenues:
Service	14.5%	15.5%
Product	4.8%	5.1%
Insurance	1.5%	0.7%
PhotoStamps	5.0%	6.3%
Total cost of revenues	25.8%	27.7%
Gross profit	74.2%	72.3%
Operating expenses:
Sales and marketing	34.0%	36.4%
Research and development	9.2%	11.0%
General and administrative	14.0%	17.1%
Legal settlements	0.0%	6.1%
Total operating expenses	57.2%	70.6%
Income from operations	17.0%	1.7%
Asset write-off	0.0%	-0.7%
Interest and other income, net	0.6%	0.9%
Income before income taxes	17.5%	1.9%
Income tax benefit	-8.3%	-4.6%
Net income	25.9%	6.5%

Revenue

Our revenue is derived primarily from five sources: (1) service and transaction fees related to our PC Postage service; (2) product revenue from the direct sale of consumables and supplies through our Supplies Store; (3) insurance revenue from our branded insurance offering; (4) PhotoStamps revenue from our PhotoStamps business; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers.

Service revenue increased 17% to $75.5 million in 2011 from $64.6 million in 2010. The increase in service revenue consisted of a 20% increase in service revenue from customers acquired through our non-enhanced promotion channels, which more than offset the 31% decrease in service revenue from customers acquired through our enhanced promotion channel. The 20% increase in service revenue from customers acquired through the non-enhanced promotion channels consisted of 10% increase in successfully billed customers and 9% increase in average service revenue per customer.  As a percentage of total revenue, service revenue decreased to 74% in 2011 from 76% in 2010, primarily as a result of the increase in revenue from our insurance offering.

Product revenue increased 15% to $13.5 million in 2011 from $11.7 million in 2010. The increase in product revenue was primarily attributable to the following: (1) growth in our paid customer base; (2) marketing our Supplies Store to our existing customer base; (3) additional SKUs we added to our Supplies Store; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during 2011 was $672 million, a 50% increase from $447 million in 2010. Store orders increased by 14% in 2011 compared to 2010, while the average revenue per store order increased by 1% in 2011 compared to 2010. As a percentage of total revenue, product revenue decreased slightly to 13% in 2011 from 14% in 2010, primarily as a result of the increase in revenue from our insurance offering.

Insurance revenue increased 114% to $4.3 million in 2011 from $2.0 million in 2010.  This increase was primarily attributable to (1) the expansion of our existing package insurance offering to cover packages being shipped to international destinations, (2) insurance purchases resulting from our new partnership with Amazon.com and (3) increased insurance purchases by high volume shippers. Total postage printed by our high volume shipping customers in 2011 increased by 96% compared to 2010. As a percentage of total revenue, insurance revenue increased to 4% in 2011 from 2% in 2010.

PhotoStamps revenue increased 15% to $8.3 million in 2011 from $7.2 million in 2010. The increase in PhotoStamps revenue was due to the recognition of PhotoStamps retail box breakage revenue.  Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes. During the second quarter of 2011, we recognized $2.2 million of retail box breakage revenue of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. PhotoStamps retail breakage was not material for the third and fourth quarters of 2011. Please see Note 2 “Summary of Significant Accounting Policies—PhotoStamps Retail Boxes” in our Notes to Consolidated Financial Statements for further discussion. The increase in PhotoStamps revenue from PhotoStamps retail box breakage was partially offset by lower sales of PhotoStamps through our website and other channels. Excluding the PhotoStamps retail box breakage revenue we recognized in the second quarter of 2011, total PhotoStamps revenue decreased 15% to $6.1 million in 2011 from $7.2 million in 2010. We continued to reduce our PhotoStamps sales and marketing spending in 2011 compared with 2010 and as a result, total PhotoStamps sheets shipped during 2011 was approximately 335,000, an 18% decrease compared to 410,000 in 2010. Average revenue per sheet in 2011 excluding the PhotoStamps retail box breakage revenue was $18.1, a 4% increase compared to $17.5 in 2010. As a percentage of total revenue, PhotoStamps revenue was unchanged at 8% in each of 2011 and 2010.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $6,000 in 2011 compared to $27,000 in 2010. Commission revenue is currently not material to our consolidated financial statements.

Cost of Revenue

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees and customer misprints that do not qualify for reimbursement from the USPS.  Cost of product revenue principally consists of the cost of products sold through our Mailing & Shipping Supplies Store and the related costs of shipping and handling.  The cost of insurance revenue principally consists of parcel insurance offering costs.  Cost of PhotoStamps revenue principally consists of the face value of postage, image review costs and printing and fulfillment costs.  Total cost of revenue increased 11% to $26.2 million in 2011 from $23.7 million in 2010.  As a percentage of total revenue, cost of revenue decreased to 26% in 2011 from 28% in 2010.

Cost of service revenue increased 11% to $14.7 million in 2011 from $13.3 million in 2010. The increase is primarily attributable to higher promotional expense as a result of the increase in customer acquisition and higher redemption rates of our free scale and free postage offers. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period.  Promotional expenses were $3.6 million and $2.7 million during 2011 and 2010, respectively. As a percentage of total revenue, cost of service revenue decreased to 15% in 2011 as compared to 16% in 2010.

Cost of product revenue increased 13% to $4.9 million in 2011 from $4.3 million in 2010. The increase in these costs was consistent with the 15% increase in product revenue during the same period. As a percentage of total revenue, cost of product revenue was 5% in both 2011 and 2010.

Cost of insurance increased 135% to $1.5 million in 2011 from $641,000 in 2010, an increase which was higher than the 114% growth in insurance revenue during the same period.  The faster growth in cost of insurance as compared to insurance revenue is primarily attributable to discounted pricing offered to customers on certain higher volume shipping plans. As a percentage of total revenue, cost of insurance revenue increased to 2% in 2011 as compared to 1% in 2010.

Cost of PhotoStamps revenue decreased 6% to $5.1 million in 2011 from $5.4 million in 2010.  Excluding the PhotoStamps retail box breakage cost we recognized in the second quarter of 2011, total cost of PhotoStamps revenue decreased approximately 14% from 2010 to 2011, which is consistent with the 15% decrease in PhotoStamps revenue excluding the PhotoStamps retail box breakage revenue. The gross margin from PhotoStamps is significantly lower than that of our other sources of revenue because we include the stated value of USPS postage as part of our cost of PhotoStamps revenue. As a percentage of total revenue, cost of PhotoStamps revenue decreased to 5% in 2011 from 6% in 2010.

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct sales, direct mail, and online advertising. Sales and marketing expense increased 11% to $34.6 million in 2011 from $31.2 million in 2010. The increase is primarily due to increased marketing expenditures to acquire new small business, enterprise and shipping customers, which increased 15% in 2011 compared to 2010. This increase was partially offset by decreases in our PhotoStamps and enhanced promotion marketing expenditures, which decreased by 42% and 5%, respectively, in 2011 compared to 2010. As a percentage of total revenue, sales and marketing expense decreased to 34% in 2011 from 36% in 2010.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense was $9.4 million in both 2011 and 2010.  As a percentage of total revenue, research and development expense decreased to 9% in 2011 from 11% in 2010, as we were able to hold our research and development costs consistent as we grew revenue.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense decreased 3% to $14.2 million in 2011 from $14.6 million in 2010.  The decrease was primarily attributable to a decrease in legal expenses. As a percentage of total revenue, general and administrative expense decreased to 14% in 2011 from 17% in 2010 as we were able to realize a decrease in our general and administrative costs as we grew revenue.

Legal Settlement

Legal settlements were $5.2 million in 2010.  This expense was primarily due to our settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties.  We did not incur a similar expense in 2011.

Non-Operating Asset Write-Offs

The non-operating asset write-off was $634,000 in 2010.  We incurred $634,000 in capitalized fixed assets related to a project to launch a new third party billing system. During 2010, we made a decision to abandon this project before it was completed and placed in service.  As a result, we wrote-off the $634,000 fixed assets in the fourth quarter of 2010.  We did not have any similar write-off in 2011.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and other income which is currently immaterial to our financial statements. Interest and other income, net decreased 26% to approximately $562,000 in 2011 from $756,000 in 2010. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower average investment balances, as we sold certain investments and used the cash to pay a one-time $2.00 per share special dividend in the fourth quarter of 2010 and  repurchased shares of our common stock.

Provision (Benefit) for Income Taxes

In 2011 we had an income tax benefit of $8.5 million compared to an income tax benefit of approximately $3.9 million in 2010. The income tax benefit we realized in 2011 and 2010 was due to the release of a portion of our valuation allowance, which is recorded against our gross deferred tax asset.  During the fourth quarter of 2011 we released a portion of our valuation allowance totaling approximately $8.5 million as a result of an increase in our projected taxable income. During the second quarter of 2010, we recorded an income tax benefit of approximately $4.0 million when we determined that a release of a portion of our valuation allowance was appropriate as a result of the following discrete events: (1) our attainment of over five consecutive years of taxable income, (2) the material decline of our Section 382 ownership under the Internal Revenue Code from approximately 34% as of March 31, 2010 to approximately 24% as of June 30, 2010 and (3) the settlement of our outstanding patent infringement litigation with Kara Technology, which improved our confidence in our short-term taxable income projection by eliminating the uncertainty of a potential large negative judgment against us and eliminating the related on-going third party litigation expenses. In making the determination to release a portion of our valuation allowance, we considered all available positive and negative evidence, including our recent earnings trend and expected continued future taxable income.  As of December 31, 2011, the net deferred tax asset on the balance sheet represented the projected tax benefit we expect to realize over the future two fiscal years, and we continued to maintain a valuation allowance against the remainder of our gross deferred tax asset.

During 2010, the State of California passed legislation that extended the suspension of the use of NOLs to offset current state income tax expense to the years 2010 and 2011. The legislation also raised the limit on the use of tax credits to offset state income tax expense from 50% in 2009 to 100% for 2010 and 2011.  As a result, we were able to utilize our tax credits to offset 100% of our state income tax expense in 2010. Since we were in a taxable loss position in 2011, we did not incur any state income tax expense and thus did not have to utilize any tax credits in 2011. As of March 14, 2012 the State of California has not passed legislation extending the suspension of the use of NOLs to offset current state income tax for 2012.

Expectations for 2012

We expect the following trends for 2012:

•
We expect to continue to increase customer acquisition spending on our PC Postage non-enhanced promotion channels by 10 - 15% in 2012 compared to 2011.  We will continue to monitor our customer metrics and the state of the economy throughout the year and adjust our level of spending accordingly.

•
We expect to see 15 - 20% revenue growth in our Core PC Postage revenue excluding the enhanced promotion channel for 2012 compared to 2011. We expect this growth to be driven by both increases in the number of paying customers and increases in average revenue per customer.

•
In terms of our outlook on our business relative to the economic environment, we believe that the challenging small business economic environment continues to negatively impact our business and metrics relative to historical levels. We believe there is upside potential for our PC Postage business if the small business economic environment can return to pre-recession levels.

•	We expect that PC Postage revenue for customers acquired through the enhanced promotion channel will continue to decrease in 2012 compared to 2011 and consistent with the trends we saw in 2011.

•
We expect PhotoStamps revenue to decrease in 2012 compared with 2011, as we expect a reduction in PhotoStamps breakage revenue in 2012 as compared with 2011. We believe macro-economic factors are still negatively impacting our PhotoStamps revenue through reduced customer purchases of our product.

•
We expect research and development expenses to be modestly higher in 2012 as compared to 2011, primarily related to expected increased headcount costs to support the growth in our products and services.

•
We expect general and administrative expenses to be flat to modestly higher in 2012.  We expect our legal expense to decrease for the full year 2012 resulting from our litigation settlement with Endicia on March 6, 2012 while we expect modest increases in the other general and administrative expense areas. We note that we incurred significant legal expenses in the first quarter of 2012 prior to the settlement in preparation for the trial which was scheduled for March 20, 2012. Therefore, we would expect legal expenses to be higher in the first quarter of 2012 compared to the fourth quarter of 2011.

•
On January 23, 2012, we completed the previously announced purchase of two adjacent buildings in El Segundo, California for an aggregate purchase price of $13.4 million that will serve as the Company’s future headquarters. We are currently engaged in a renovation and construction project on the property and we expect our cost to be approximately $10.0 million, and expect to move in after substantial completion of the project in 2012.

•	We expect fully diluted shares for 2012 to be approximately 17.5 million compared to 15.2 million fully diluted shares for 2011.

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

PC Postage revenue for customers acquired through our enhanced promotion channel for 2010 was approximately $4.5 million, a decrease of 28% from approximately $6.3 million in 2009. PC Postage revenue for customers acquired through our non-enhanced promotion channels was approximately $73.8 million in 2010, an increase of 10% from approximately $67.4 million in 2009.  The following table sets forth the total number of paid customers originally acquired through our non-enhanced promotion channels on a quarterly basis (in thousands):

	Paid Customers (in 000’s)
Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	336	338	334	340
2009	321	317	315	320

We believe that the increase in paid customers in 2010 was attributable to our increased customer acquisition spending.  For customers originally acquired through our non-enhanced promotion channels, our average subscriber related monthly revenue per paid customer in 2010 was $18.25 compared to $17.64 in 2009.

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated:

	Twelve months ended December 31,
	2010	2009
Total Revenues:
Service	75.5%	74.7%
Product	13.7%	13.0%
Insurance	2.4%	2.0%
PhotoStamps	8.4%	10.3%
Other	0.0%	0.0%
Total revenues	100.0%	100.0%
Cost of revenues:
Service	15.5%	14.4%
Product	5.1%	4.9%
Insurance	0.7%	0.6%
PhotoStamps	6.3%	8.0%
Other	0.0%	0.0%
Total cost of revenues	27.7%	27.9%
Gross profit	72.3%	72.1%
Operating expenses:
Sales and marketing	36.4%	38.6%
Research and development	11.0%	10.6%
General and administrative	17.1%	15.8%
Legal Settlements	6.1%	0.0%
Total operating expenses	70.6%	65.0%
Income from operations	1.7%	7.1%
Asset write-off	-0.7%	0.0%
Interest and other income, net	0.9%	1.1%
Income before income taxes	1.9%	8.2%
Income taxes expense (benefit)	-4.6%	0.7%
Net income	6.5%	7.5%

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

Cost of Revenue

Cost of revenue was increased 3% to $23.7 million in 2010 from $22.9 million in 2009.  As a percentage of total revenue, cost of revenue was unchanged at 28% in 2010 and 2009.

Cost of service revenue increased 12% to $13.3 million in 2010 from $11.9 million in 2009. The increase is primarily attributable to an increase in promotional expenses, which include free postage and free digital scale offered to new customers. Promotional expenses were $2.7 million and $1.7 million during 2010 and 2009, respectively.  The increase in promotional expense is attributable to increased acquisition of new customers and a new method of offering promotional items to customers, which increased promotional redemption rates. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer’s lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period.  As a percentage of total revenue, cost of service revenue increased to 16% in 2010 as compared to 14% in 2009.

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

Cost of PhotoStamps revenue decreased 17% to $5.4 million in 2010 from $6.6 million in 2009, corresponding to the decrease in PhotoStamps revenue.  As a percentage of total revenue, cost of PhotoStamps revenue decreased to 6% in 2010 from 8% in 2009.

Sales and Marketing

Sales and marketing expense decreased 2% to $31.2 million in 2010 from $31.7 million in 2009. As a percentage of total revenue, sales and marketing expense decreased to 36% in 2010 from 39% in 2009.  The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to the decrease in our enhanced promotion marketing program expenditures by 44% in 2010 compared to 2009, and the decrease in our marketing expenditures related to PhotoStamps by 63% in 2010 compared to 2009.  The decrease was partially offset by an increase in marketing program expenditures relating to the acquisition of customers outside the enhanced promotion channel for our PC Postage business, which increased by 2% in 2010 compared with 2009 and increase in compensation expense of $835,000 in 2010 related to the special dividend we paid on our common stock as described further in Note 2 - “Summary of Significant Accounting Policies—Stock Based Compensation” of our accompanying notes to consolidated financial statements.

Research and Development

Research and development expense increased 8% to $9.4 million in 2010 from $8.7 million in 2009. As a percentage of total revenue, research and development expense was unchanged at 11% in both 2010 and 2009.  The increase is mainly attributable to higher headcount related expenses as (1) we continued to invest in the development and enhancement of our PC postage solutions and (2) we incurred additional compensation expense of $707,000 in 2010 related to the special dividend we paid on our common stock as described further in Note 2 - “Summary of Significant Accounting Policies—Stock Based Compensation” of our accompanying consolidated financial statements.

General and Administrative

General and administrative expense increased 13% to $14.6 million in 2010 from $13.0 million in 2009. As a percentage of total revenue, general and administrative expense increased slightly to 17% in 2010 from 16% in 2009.  The increase, both on an absolute basis and as a percentage of total revenue is primarily due to (1) an increase in legal expenses due to increased activity in our patent infringement litigations and (2) additional compensation expense of $1.6 million in 2010 related to the special dividend we paid on our common stock as described further in Note 2 - “Summary of Significant Accounting Policies—Stock Based Compensation” of our accompanying consolidated financial statements.

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

During 2010, the State of California passed legislation that extended the suspension of the use of NOLs to offset current state income tax expense to the years 2010 and 2011. The legislation also raised the limit on the use of tax credits to offset state income tax expense from 50% in 2009 to 100% for 2010 and 2011.  As a result, we were able to utilize our tax credits to offset 100% of our state income tax expense in 2010 compared to 2009 where we utilized our tax credits to offset 50% of our state income tax expense.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, we had $69 million and $35 million in cash, restricted cash and short-term and long-term investments, respectively.  We invest available funds in short-term and long-term money market funds, commercial paper, asset-backed securities, corporate notes and bonds and municipal securities and do not engage in hedging or speculative activities.

Our facility lease agreement as amended extends through May 2012. The total remaining aggregate lease payments as of December 31, 2011 under the amended lease agreement is approximately $419,000.

The following table is a schedule of our significant contractual obligations and commercial commitments, which consists only of the future minimum lease payments under operating leases at December 31, 2011 (in thousands):

Operating Lease Obligations
Years ended:
2012	419
Thereafter	—
$419

On January 23, 2012, we completed the previously announced purchase of two adjacent buildings in El Segundo, California for an aggregate purchase price of $13.4 million that will serve as the Company’s future headquarters. We are currently engaged in a renovation and construction project on the property at a cost of approximately $10.0 million and expect to move in after substantial completion of the project in 2012. The Company will occupy a portion of the space, with the remaining portion of the space leased to the existing tenants. The purchase of the property and renovations are being funded out of the Company's existing cash and investments.

During 2011, we repurchased 426,000 shares of our common stock for $5.3 million. During 2012, subject to limitations that may be imposed by applicable securities laws and regulations and the rules of The NASDAQ Stock Market, we may consider repurchasing stock by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess.  We have no commitments to make any such purchases.

Net cash provided by operating activities was $15.3 million and $4.8 million for 2011 and 2010, respectively. The increase in net cash provided by operating activities was primarily attributable to increased net income.

Net cash provided by investing activities was $10.5 million in 2011.  Net cash used in investing activities was $1.4 million in 2010. The increase in net cash provided by investing activities was due to the maturation of certain corporate bonds.

Net cash provided by financing activities was $20.2 million in 2011.  Net cash used in financing activities was $40.4 million in 2010. The increase in net cash provided by financing activities is mainly due to an increase in proceeds in 2011 from the exercise of options under our stock option plan, offset by cash used for our stock repurchase program.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Critical Accounting Policies

General

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. We account for our promotional expense in accordance with Accounting Standard Codification (“ASC”) 605-50-25, “Recognition – Vendor’s Accounting for Consideration Given to a Customer”, by recognizing a liability for promotional expense based on estimated amounts that will be claimed by customers unless the liability for promotional expense cannot be reasonable and reliably estimated.  This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer’s lifetime.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of US Federal and State tax loss carryforwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence which includes our forecasted future taxable income which is a critical accounting estimate by management.

Based on our evaluation of these factors, we reduced our valuation allowances in 2011 and 2010. The portion credited to the income statement was approximately $8.5 million and $4.0 million, respectively. As of December 31, 2011, our recorded net deferred tax asset represents approximately two years of forecasted taxable income as we currently do not believe forecasted taxable income projections beyond two years can be supported at a more likely than not level. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that additional deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

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

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million, which is $0.15 on a per share basis using fully diluted shares as of June 30, 2011, or $0.14 on a per share basis using fully diluted share as of the year-ended December 31, 2011(revenue divided by fully diluted shares outstanding, exclusive of any current or prior period costs related to the retail programs), of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue.

We will continue to recognize retail box breakage revenue from PhotoStamps retail boxes in future periods using the redemption recognition method.  Due to the cumulative catch-up and to a lesser extent variability of timing of sales and redemptions, retail box breakage revenue in the future will differ significantly from retail box breakage revenue recorded in the second quarter of 2011.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies--Recent Accounting Pronouncements” of our accompanying consolidated financial statements regarding recent accounting pronouncements and our expectation of their impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 687 days at December 31, 2011. Our cash equivalents and investments approximated $69 million and had a weighted average interest rate of 0.40%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10 % increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in internal controls

During the quarter ended December 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and Subsidiary

We have audited Stamps.com Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stamps.com Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stamps.com Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. and Subsidiary as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Stamps.com Inc. and Subsidiary and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 14, 2012

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2012 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference herein to our proxy statement for our 2012 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference herein to our proxy statement for our 2012 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2012 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference herein to our proxy statement for our 2012 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

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

3.           Exhibits.  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.(11)

3.2	Bylaws of the Company.(3)

3.3	Resolution Amending Bylaws of Stamps.com Inc. (13)

4.1	Specimen common stock certificate.(4)

10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)

10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)

10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2)

10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7)

10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6)

10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1)

10.7+	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (8)

10.8++	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc. (9)

10.9	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5)

Exhibit Number	Description

10.10	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5)

10.11	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5)

10.12	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5)

10.13	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5)

10.14	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5)

10.15	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5)

10.16	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5)

10.17	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5)

10.18	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5)

10.19	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5)

10.20	Stock Purchase Agreement (12)

10.21	2010 Equity Incentive Plan.(13)

10.22	Form of Stock Option Agreement.(14)

10.23	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)

10.24	Agreement of Purchase And Sale and Joint Escrow Instructions.(16)

14	Code of Ethics.(10)

21	List of Subsidiaries: PhotoStamps Inc., a California corporation

23.1	Consent of Ernst & Young LLP.(16)

24.1	Power of Attorney by G. Bradford Jones.(16)

24.2	Power of Attorney by Mohan Ananda.(16)

24.3	Power of Attorney by Lloyd I. Miller.(16)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(16)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(16)

32.1	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(16)

32.2	Certification of Chief Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(16)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).

(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).

(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 7, 1999 (File No. 333-77025).

(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).

(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003

(9)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004.

(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008.

(12)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010.

(13)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2010.

(14)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 2010 (File No. 333-168360).

(15)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010.

(16)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

+	Confidential treatment requested and received as to certain portions.

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

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stamps.com Inc. and Subsidiary at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stamps.com Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 14, 2012

 STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$54,087	$8,071
Restricted cash	500	—
Short-term investments	1,397	12,291
Accounts receivable, net	10,466	4,868
Other current assets	5,476	4,015
Total current assets	71,926	29,245

Property and equipment, net	2,165	1,694
Intangible assets, net	837	885
Long-term investments	13,379	14,937
Deferred income taxes	16,125	7,650
Other assets	3,548	3,031
Total assets	$107,980	$57,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,075	$9,011
Deferred revenue	1,898	4,193
Total current liabilities	13,973	13,204

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2011 and 2010Issued shares: 26,856 in 2011 and 24,757 in 2010Outstanding shares: 16,163 in 2011 and 14,490 in 2010	49	47
Additional paid-in capital	637,483	608,522
Treasury stock, at cost, 10,693 shares in 2011 and 10,267 shares in 2010	(123,472)	(118,151)
Accumulated deficit	(420,338)	(446,603)
Accumulated other comprehensive income	285	423
Total stockholders’ equity	94,007	44,238
Total liabilities and stockholders’ equity	$107,980	$57,442

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Service	$75,535	$64,607	$61,372
Product	13,465	11,725	10,653
Insurance	4,321	2,023	1,598
PhotoStamps	8,258	7,162	8,485
Other	6	27	16
Total revenues	101,585	85,544	82,124
Cost of revenues:
Service	14,720	13,282	11,869
Product	4,910	4,337	3,989
Insurance	1,506	641	494
PhotoStamps	5,076	5,424	6,562
Total cost of revenues	26,212	23,684	22,914
Gross profit	75,373	61,860	59,210
Operating expenses:
Sales and marketing	34,569	31,174	31,735
Research and development	9,395	9,420	8,699
General and administrative	14,181	14,590	12,961
Legal settlements	—	5,211	—
Total operating expenses	58,145	60,395	53,395
Income from operations	17,228	1,465	5,815
Non-operating asset write-off	—	(634)	—
Interest income and other income, net	562	756	916
Income before taxes	17,790	1,587	6,731
(Benefit) provision for income taxes	(8,475)	(3,945)	554
Net income	$26,265	$5,532	$6,177
Net income per share:
Basic	$1.78	$0.38	$0.38
Diluted	$1.73	$0.38	$0.38
Weighted average shares outstanding :
Basic	14,767	14,529	16,238
Diluted	15,168	14,685	16,369

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2008	17,242	$47	$626,810	$(90,613)	$(456,391)	$(1,512)	$78,341
Comprehensive income:
Net income	—	—	—	—	6,177	—	6,177
Unrealized gain on investments	—	—	—	—	—	1,306	1,306
Comprehensive income							7,483
Stock-based compensation expense	—	—	3,097	—	—	—	3,097
Exercise of stock options	18	—	115	—	—	—	115
Shares issued under the ESPP	43	—	300	—	—	—	300
Stock repurchase	(1,622)	—	—	(13,731)	—	—	(13,731)
Balance at December 31, 2009	15,681	$47	$630,322	$(104,344)	$(450,214)	$(206)	$75,605
Comprehensive income:
Net income	—	—	—	—	5,532	—	5,532
Unrealized gain on investments	—	—	—	—	—	629	629
Comprehensive income							6,161
Stock-based compensation expense	—	—	2,840	—	—	—	2,840
Return of capital	—	—	(27,023)	—	—	—	(27,023)
Dividend	—	—	—	—	(1,921)	—	(1,921)
Exercise of stock options	280	—	2,024	—	—	—	2,024
Shares issued under the ESPP	48	—	359	—	—	—	359
Stock repurchase	(1,519)	—	—	(13,807)	—	—	(13,807)
Balance at December 31, 2010	14,490	$47	$608,522	$(118,151)	$(446,603)	$423	$44,238
Comprehensive income:
Net income	—	—	—	—	26,265	—	26,265
Unrealized loss on investments	—	—	—	—	—	(138)	(138)
Comprehensive income							26,127
Stock-based compensation expense	—	—	3,419	—	—	—	3,419
Exercise of stock options	2,043	2	25,036	—	—	—	25,038
Shares issued under the ESPP	56	—	506	—	—	—	506
Stock repurchase	(426)	—	—	(5,321)	—	—	(5,321)
Balance at December 31, 2011	16,163	$49	$637,483	$(123,472)	$(420,338)	$285	$94,007

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$26,265	$5,532	$6,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	885	894	1,216
Non-operating asset write-off	—	634	—
Stock-based compensation expense	3,419	2,840	3,097
Deferred income taxes	(8,475)	(3,979)	—
Other-than-temporary impairment	—	—	83
Changes in operating assets and liabilities:
Accounts receivable	(5,598)	(501)	(204)
Other current assets	(1,461)	(727)	1,138
Other assets	(517)	556	(239)
Deferred revenue	(2,295)	123	327
Accounts payable and accrued expenses	3,064	(572)	(1,591)
Net cash provided by operating activities	15,287	4,800	10,004
Investing activities:
Sale of short-term investments	10,831	4,835	16,462
Purchase of short-term investments	(8)	(14,776)	(2,396)
Sale of long-term investments	3,473	19,506	4,146
Purchase of long-term investments	(1,982)	(9,984)	(22,240)
(Purchase) release of restricted cash	(500)	554	—
Acquisition of property, equipment and intellectual property	(1,308)	(1,507)	(225)
Net cash provided by (used in) investing activities	10,506	(1,372)	(4,253)
Financing activities:
Dividend payment	—	(1,921)	—
Return of capital	—	(27,023)	—
Proceeds from exercise of stock options	25,038	2,024	115
Issuance of common stock under ESPP	506	359	300
Repurchase of common stock	(5,321)	(13,807)	(13,731)
Net cash provided by (used in) financing activities	20,223	(40,368)	(13,316)
Net increase (decrease) in cash and cash equivalents	46,016	(36,940)	(7,565)
Cash and cash equivalents at beginning of period	8,071	45,011	52,576
Cash and cash equivalents at end of period	$54,087	$8,071	$45,011

Supplemental cash flow information:
Income taxes paid during the period	$124	$199	$706

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business

Stamps.com Inc. and Subsidiary (“the Company” or “we”) are the leading provider of Internet-based postage solutions.  Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (the “USPS”) mail classes, including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers.   We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999.

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

Use of Estimates and Risk Management

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, the number of PhotoStamps retail boxes that will not be redeemed, deferred income taxes and estimates regarding the useful lives of patents and other amortizable intangible assets.

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

Our cash equivalents, restricted cash and investments consisted of money market funds, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2011 and 2010. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are included as a separate component of stockholders' equity.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable

Our accounts receivable relate to PC Postage services, PhotoStamps sales, branded insurance provided to customers prior to billing and other receivables. Accounts receivable are recorded at the invoiced amount, net of allowances for uncollectible accounts of approximately $117,000 and $108,000 as of December 31, 2011 and 2010, respectively, were $10.5 million and $4.9 million as of December 31, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Concentration of Risk

Our cash, restricted cash, cash equivalents and investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by a limited number of outside professional managers within investment guidelines set by us. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments. From time to time, our investments held with financial institutions may exceed Federal Deposit Insurance Corporation insurance limits. Interest rate fluctuations and changes in credit ratings impact the carrying value of our portfolio.

During 2011, 2010 and 2009, we did not recognize revenue from any one customer that represented 10% or more of revenues.

We have accounts receivable from one customer that represented approximately 42% and 21% of the total accounts receivable balance as of December 31, 2011 and 2010, respectively.

Inventories

Inventories consist of finished product sold through our supplies store and are accounted for using the lower of cost (first-in, first-out method) or market. Inventories reported as a component of other current assets in 2011 and 2010 were $2.2 million and $2.7 million, respectively.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trademarks and Patents

Acquired trademarks, patents and other intangibles are included in intangible assets, net in the accompanying consolidated balance sheets and are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from approximately 9 to 17 years. During 2011, 2010 and 2009, amortization expense, including the amortization of trademarks and patents, was approximately $47,000, $13,000 and $6,000, respectively.

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

Intangible assets are tested for impairment using a two-step process.  The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value.  If the fair value exceeds the carrying value, no further work is required, and no impairment loss would be recognized.  The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.  Based on the annual evaluations performed by us, there was no impairment of intangible assets during the years ended December 31, 2011, 2010 or 2009.

Deferred Revenue

The majority of our deferred revenue relates to PhotoStamps retail boxes. We sell our PhotoStamps retail boxes to our customers through our website and selected third parties.  Proceeds from the sale of our PhotoStamps retail boxes are initially recorded as a liability when received. We record the liability for outstanding PhotoStamps retail boxes in deferred revenue.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customers pay face value for postage purchased for use through our PC Postage software, and the funds are transferred directly from the customers to the United States Postal Service (“USPS”). We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

PhotoStamps revenue, which includes the face value of postage, from the sale of PhotoStamps sheets and rolls is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier (see further discussion below).

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant in 2011, 2010 and 2009.

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

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million, which is $0.15 on a per share basis using fully diluted shares as of June 30, 2011, or $0.14 on a per shares basis using fully diluted shares as of the year-ended December 31, 2011 (revenue divided by fully diluted shares outstanding, exclusive of any current or prior period costs related to the retail programs), of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We will continue to recognize retail box breakage revenue from PhotoStamps retail boxes in future periods using the redemption recognition method.  Due to the cumulative catch-up and to a lesser extent variability of timing of sales and redemptions, retail box breakage revenue in the future will differ significantly from retail box breakage revenue recorded in the second quarter of 2011.

Cost of Service Revenue

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

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. We account for our promotional expense in accordance with Accounting Standard Codification (“ASC”) 605-50-25, “Recognition – Vendor’s Accounting for Consideration Given to a Customer”, by recognizing a liability for promotional expense based on estimated amounts that will be claimed by customers unless the liability for promotional expense cannot be reasonable and reliably estimated.  This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer’s lifetime. Promotional expense was $3.6 million, $2.7 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. These costs principally consist of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

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

Advertising Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used.  For the years ended December 31, 2011, 2010 and 2009, advertising and tradeshow costs were $7.0 million, $5.5 million and $4.7 million, respectively.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Internet Advertising

We recognize Internet advertising expense based on the specifics of the individual agreements. Under partner and affiliate agreements, third parties refer prospects to our web site, and we pay the third parties when the customer completes the customer registration process, or in some cases, upon the first successful billing of a customer. We record these expenses on a monthly basis as prospects are successfully converted to customers. Under Internet search advertising, we record expenses based on actual “click activity” on our displayed advertisements following targeted key word searches.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of US Federal and State tax loss carryforwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2011	2010	2009
Net income	$26,265	$5,532	$6,177

Basic - weighted average common shares	14,767	14,529	16,238
Dilutive effect of common stock equivalents	401	156	131
Diluted - weighted average common shares	15,168	14,685	16,369

Net income per share:
Basic	$1.78	$0.38	$0.38
Diluted	$1.73	$0.38	$0.38

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year ended December 31,
	2011	2010	2009
Anti-dilutive stock option shares	1,023	1,928	2,677

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

During the fourth quarter of 2010, in connection with our special dividend of $2.00 per share, in order to prevent that dividend from diluting or enlarging the rights of the holders of outstanding stock options and purchase rights under certain of our employee plans, including our equity plans, we reduced the exercise price of affected options and rights in a manner that is both value neutral and that did not result in the incurrence of any incremental stock-based compensation expense.  Because the exercise price could not be adjusted in this manner without adverse tax consequences for certain option grants, we made value neutral cash payments with respect to those option grants, which compensated option holders for lost economic value in those option grants.  These cash payments were expensed as compensation and did not affect our stock-based compensation expense. We did not recognize any similar cash payment in 2011.

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2011	2010	2009
Stock-based compensation expense relating to:
Employee and director stock options	$3,112	$2,725	$3,044
Employee stock purchases	307	115	53
Total stock-based compensation expense	$3,419	$2,840	$3,097

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation expense relating to:
Cost of revenues	$278	$253	$275
Sales and marketing	764	727	769
Research and development	750	575	651
General and administrative	1,627	1,285	1,402
Total stock-based compensation expense	$3,419	$2,840	$3,097

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2011	2010	2009
Expected dividend yield	—	—	—
Risk-free interest rate	1.39%	1.67%	2.00%
Expected volatility	48%	49%	53%
Expected life (in years)	4.4	4.5	4.5
Expected forfeiture rate	9%	20%	20%

We elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718. There has been no tax benefit recognized to date from the exercise of stock options. A tax benefit will be recorded in additional paid-in capital when these deductions reduce our future income taxes payable.

At December 31, 2011, we had approximately $8.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans, which is expected to be recognized over a weighted-average period of 2.6 years.

Treasury Stock

During 2011, 2010 and 2009, we repurchased 426,000 shares for $5.3 million, 1.5 million shares for $13.8 million and 1.6 million shares for $13.7 million, respectively.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Website Development Costs

We develop and maintain our website. Costs associated with the operation of our website consist primarily of software and hardware purchased from third parties and administrative cost relating to the maintenance and development of the website. Costs related to the purchase of software and hardware are capitalized based on our capitalization policy. These capitalized costs are amortized based on their estimated useful life. Administrative costs related to the maintenance and development of our website are expensed as incurred.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS , which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment, which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

3.           Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks and other intellectual property with a gross carrying value of $8.7 million as of December 31, 2011 and 2010 and accumulated amortization of $7.8 million as of December 30, 2011 and 2010. During 2010 we purchased two patents for $400,000 in connection with our settlement agreement with Kara Technology Incorporated and Mr. Salim Kara to resolve all outstanding litigation among the parties. The expected useful lives of our amortizable intangible assets range from approximately 9 to 17 years. The weighted average amortization period for our amortizable intangible assets is 7.4 years. During 2011, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2011 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2011.  Aggregate amortization expense on patents and trademarks was approximately $47,000, $13,000 and $6,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Our expected yearly amortization expense for the next five years is approximately $47,000.

4.           Cash, Cash Equivalents and Investments

Our cash equivalents, restricted cash and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2011 and 2010. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All investments are classified as available for sale and are recorded at market value using the specific identification method. Unrealized gains and losses are included as a separate component of stockholders' equity. We have ten securities with a total fair value of $2.6 million that have unrealized losses of approximately $47,000 as of December 31, 2011. We do not intend to sell investments with amortized cost basis exceeding fair value, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  Realized gains and losses are reflected in interest income and other income, net using the specific identification method.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes realized gains and losses for the period indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Realized gain	$11	$62	$37
Realized loss	—	(97)	(5)
Net realized gain (loss)	$11	$(35)	$32

On at least a quarterly basis, we evaluate our available for sale securities and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during 2011 after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuers
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following table summarizes our cash, cash equivalents, restricted cash and investments as of December 31, 2011 and 2010 (in thousands):

		December 31, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$8,768	—	—	$8,768
Money market	45,319	—	—	45,319
Cash and cash equivalents	54,087	—	—	54,087
Restricted cash:
Money market	500	—	—	500
Restricted cash	500	—	—	500
Short-term investments:
Corporate notes and bonds	1,400	6	(9)	1,397
Short-term investments	1,400	6	(9)	1,397
Long-term investments:
Corporate bonds and asset backed securities	12,084	309	(38)	12,355
U.S. government and agency securities	1,007	17	—	1,024
Long-term investments	13,091	326	(38)	13,379
Cash and equivalents, restricted cash and investments	$69,078	332	(47)	$69,363

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,633	—	—	$7,633
Money market	438	—	—	438
Cash and cash equivalents	8,071	—	—	8,071
Short-term investments:
Corporate notes and bonds	12,162	136	(7)	12,291
Short-term investments	12,162	136	(7)	12,291
Long-term investments:
Corporate bonds and asset backed securities	13,634	309	(33)	13,910
U.S. government and agency securities	1,009	18	—	1,027
Long-term investments	14,643	327	(33)	14,937
Cash and equivalents and investments	$34,876	463	(40)	$35,299

Restricted cash of $500,000 as of December 31, 2011 is related to the escrow for the purchase of our new corporate headquarters building. See Note 13 - Subsequent Events for further discussion.

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,400	$1,397
Due after one year through five years	13,091	13,379
Due after five years through ten years	—	—
Total	$14,491	$14,776

5.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market.

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash, restricted cash and cash equivalents	$54,587	$54,587	$—	$—
Available-for-sale debt securities	14,776	—	14,776	—
Total	$69,363	$54,587	$14,776	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$8,071	$8,071	$—	$—
Available-for-sale debt securities	27,228	—	27,228	—
Total	$35,299	$8,071	$27,228	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of December 31, 2011 and 2010.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.           Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2011 and 2010 (in thousands):

	2011	2010

Payroll and related accrual	$3,252	$2,568
Legal and related accrual	598	609
Sales and marketing related accrual	2,529	1,772
Other accruals	5,696	4,062
Accounts payable and accrued expenses	$12,075	$9,011

7.           Allowance for Doubtful Accounts

As of December 31, 2011 and 2010, our allowance for doubtful accounts totaled approximately $117,000 and $108,000, respectively. Increases in our allowance for doubtful accounts totaled approximately $9,000 and $12,000 for 2011 and 2010, respectively. There were no material write-offs against the allowance for doubtful accounts during 2011 or 2010.

8.           Property and Equipment

  Property and equipment is summarized as follows (in thousands):

	2011	2010
Furniture and equipment	$2,178	$1,789
Computers and software	14,494	13,575
Leasehold improvements	1,769	1,768
	18,441	17,132
Less accumulated depreciation and amortization	(16,276)	(15,438)
Property and equipment, net	$2,165	$1,694

During 2011, 2010 and 2009, depreciation expense was approximately $838,000, $881,000 and $1.2 million, respectively.  In prior years we incurred $634,000 in capitalized fixed assets related to a project to launch a new third party billing system. During 2010, we made a decision to abandon this project before it was completed and went live. As a result, we wrote-off $634,000 of fixed assets in the fourth quarter of 2010.  We did not have any similar write-off in 2011 or 2009.

9.           Income Taxes

During 2011, our net income tax benefit consisted of a reduction of a portion of our valuation allowance on our deferred tax asset as described further below. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance. A full valuation allowance was originally recorded against our gross deferred tax assets as we determined the realization of these assets did not meet the more likely than not criteria. During 2008, we determined that a full valuation allowance against our gross deferred tax assets was not necessary and recorded a partial reversal of the deferred tax valuation allowance of $3.7 million based on the following discrete events:  (1) our attainment of three consecutive years of taxable income and (2) indication from the USPS that the market test for our PhotoStamps business, which constituted 21% of total revenue in 2007, would be extended for another year into 2009.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2009 no discrete event occurred to support an additional release of our valuation allowance. During the second quarter of 2010, we recorded an income tax benefit of approximately $4.0 million when we determined that a release of a portion of our valuation allowance was appropriate as a result of the following discrete events: (1) the attainment of over five consecutive years of taxable income,  (2) the material decline of our Section 382 ownership under the Internal Revenue Code from approximately 34% as of March 31, 2010 to approximately 24% as of June 30, 2010, and (3) the settlement of our outstanding patent infringement litigation with Kara Technology, which improved our confidence in our short-term taxable income projection by eliminating the uncertainty of a potential large negative judgment against us and eliminating the related on-going third party litigation expenses. During the fourth quarter of 2011 we released a portion of our valuation allowance totaling approximately $8.5 million as a result of an increase in our projected taxable income.

In making these determinations, we considered the available positive and negative evidence, including our recent earnings trend and expected future taxable income.  As of December 31, 2011, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. In October 2010, the State of California passed legislation extending this suspension for tax years 2010 and 2011. As a result of not being able to use our state NOLs, we incurred approximately $370,000 and $523,000 of additional California state income tax expense during the years ended December 31, 2009 and 2008, respectively.  We did not incur any additional California state income tax as a result of the state NOL suspension during the year ended December 31, 2010 as we were able to offset 100% of our state income tax liability through the use of our research and development tax credits. During 2011 we were in a taxable loss position for tax reporting purposes and as a result we did not use any tax credits. We recorded a current tax provision for corporate alternative minimum federal taxes and state taxes of approximately $0, $34,000 and $554,000 during the years ended December 31, 2011, 2010 and 2009, respectively. Total tax (benefit) provision was approximately ($8.5) million, ($3.9) and $554,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Under the guidance related to uncertain tax positions, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

In accordance with the guidance we have evaluated our research and development tax credits for uncertain tax positions. As of December 31, 2011 we have research and development tax credits totaling $4.8 million for Federal and California purposes. In addition, we had $1.7 million of unrecognized federal tax benefits which is subject to examination by the taxing authorities and upon further examination, we may increase or decrease our unrecognized tax benefit based on the results of the examination.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2008	—
Additions for tax positions of prior years	(1,557)
Addition for tax position of the current year	(153)
Settlement	—
Balance at December 31, 2009	$(1,710)
Additions for tax positions of prior years	(23)
Addition for tax position of the current year	—
Settlement	—
Balance at December 31, 2010	$(1,733)
Reductions for tax positions of prior years	71
Additions for tax position of the current year	(83)
Settlement	—
Balance at December 31, 2011	$(1,745)

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, we have not recorded any interest and penalty expense.

We remain subject to examination by the relevant tax authorities.  These include the 2008 through 2010 tax years for federal purposes and the 2009 through 2010 tax years for California purposes.

Our effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforward	$77,737	$85,455
Tax credits	4,161	4,260
Depreciation	84	240
Amortization	775	972
Accruals	2,540	3,380
Total deferred tax assets	85,297	94,307
Valuation allowance	(69,172)	(86,657)
Net deferred tax assets	$16,125	$7,650

We have an NOL carryforward of approximately $230 million and $125 million for federal and state income tax purposes, respectively, at December 31, 2011 which can be carried forward to offset future taxable income. We have available tax credit carryforward of approximately $4.6 million and $2.0 million for federal and state income tax purposes, respectively at December 31, 2011, which can be carried forward to offset future taxable liabilities. Our federal NOLs will begin to expire in 2020, and our state NOLs will begin to expire in 2012. The federal tax credits begin to expire in 2018. Under California law, California tax credits do not have an expiration date.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL resulting from excess tax benefits. As of December 31, 2011, deferred tax assets do not include approximately $8.0 million of these excess tax benefits from employee stock option exercises that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $8.0 million if and when such excess tax benefits are realized.

The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions that may limit the NOL carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests.

We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of ownership that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2011, we were at approximately 15% compared with the 50% level that would trigger impairment of our NOLs.

The provision for income taxes consists of (in thousands):

	2011	2010	2009
Current:
Federal	$—	$34	$165
State	—	—	389
	—	34	554

Deferred:
Federal	(7,245)	(3,396)	—
State	(1,230)	(583)	—
	(8,475)	(3,979)	—
Provision (benefit) for income taxes	$(8,475)	$(3,945)	$554

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2011	2010	2009
Income tax at statutory federal rate	$6,057	$534	$2,288
State income taxes, net of federal benefit	1,044	36	393
Effect of permanent differences	12	467	757
Change in valuation allowance - discrete release	(8,475)	(3,979)	—
Other changes in valuation allowance, net (1)	(7,225)	(1,026)	(4,262)
Unrecognized tax benefits	12	23	1,710
Other	100	—	(332)
	$(8,475)	$(3,945)	$554

 (1) Other changes in valuation allowance, net includes the tax effect of utilization of net operating losses of $0, $401,000 and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, which were provided for as part of the valuation allowance prior to utilization.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.        Commitments and Contingencies

Operating Leases

The following is a schedule of significant future minimum lease payments under operating leases at December 31, 2011 (in thousands):

Operating Lease Obligations
Years ending:
2012	419
Thereafter	—
$419

Total rent expense was approximately $1.0 million, $959,000 and $657,000 in 2011, 2010 and 2009, respectively.

Our facility lease agreement as amended extends through May 2012. The total remaining aggregate lease payments as of December 31, 2011 under the amended lease agreement is approximately $419,000.

11.        Employee Stock Plans

Stock Incentive Plans

Our 1999 Stock Incentive Plan (the “1999 Plan”), which became effective in June 1999, was the successor to the 1998 Stock Plan (the “1998 Plan”). Upon approval of the 1999 Plan, all outstanding options under the 1998 Plan were transferred to the 1999 Plan, and no further option grants were made under the 1998 Plan. All outstanding options under the 1998 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options. In June 2009, our 1999 Plan expired and no further options grants were made under the 1999 Plan. Our 2010 Equity Incentive Plan (the “2010 Plan”) was approved by our stockholders in June 2010. Under the 2010 Plan, we are authorized to issue 3,500,000 shares of common stock and stock units, although “full value” awards (such as restricted stock and restricted stock units) will be counted against the 2010 Plan’s overall limits as two shares (rather than one), while options and stock appreciation rights will be counted as one share. A summary of stock option activity is as follows (in thousands, except per share amounts):

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Options Outstanding	Weighted Average
	Number of Options	Exercise Price

Balance at December 31, 2008	3,286	$16.77
Granted	146	8.93
Forfeited	(238)	26.54
Exercised	(18)	6.57
Balance at December 31, 2009	3,176	$14.38
Granted	207	11.33
Forfeited	(325)	21.69
Exercised	(280)	7.22
Balance at December 31, 2010	2,778	$12.58
Granted	1,718	13.20
Forfeited	(136)	12.01
Exercised	(2,043)	12.25
Balance at December 31, 2011	2,317	$13.36

The weighted-average fair value of stock grants for 2011, 2010 and 2009 using the Black-Scholes valuation method are as follows:

	2011	2010	2009
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$5.05	$4.71	$4.04
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$5.05	$4.71	$4.04

Weighted average exercise prices for stock options exercised in 2011 are as follows:

2011
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$12.06
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	13.40
Total weighted-average exercise price	$12.25

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2011 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.00 - $9.99	122,006	6.3	$8.96	59,529	$8.75
$10.00 - $19.99	2,053,802	8.5	$12.80	621,391	$13.05
$20.00 - $29.99	135,900	6.5	$25.21	80,900	$23.56
$30.00 - $39.99	5,000	4.4	$31.64	5,000	$31.64
$0.00 - $39.99	2,316,708	8.2	$13.36	766,820	$13.95

The following table summarizes stock option activity for 2011:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	2,778	$12.58
Granted	1,718	13.20
Exercised	(2,043)	12.25
Forfeited or expired	(136)	12.01
Balance at December 31, 2011	2,317	13.36	8.2	$29,687
Exercisable at December 31, 2011	767	$13.95	6.2	$9,368

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $26.13 at December 31, 2011, the last trading day of 2011, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during 2011, 2010 and 2009 was $5.05, $4.71 and $4.04, respectively. The weighted average grant date fair value of options vested during 2011, 2010 and 2009 was $4.78, $6.12 and $6.55, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was approximately $25.1 million, $1.9 million and $48,000, respectively.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the status of our non-vested stock options as of December 31, 2011:

	Non-vested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	513	$4.57
Granted	1,718	5.05
Vested	(591)	4.78
Forfeited / Cancelled	(90)	4.82
Nonvested at December 31, 2011	1,550	$5.07

As of December 31, 2011, there was $8.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.6 years.

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

In July 2009, our board of directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. As of December 31, 2011, we had approximately 1.8 million shares available for issuance under our ESPP. Total shares of common stock issued pursuant to the ESPP during 2011, 2010 and 2009 were approximately 56,000, 48,000 and 43,000, respectively.

Savings Plan

During 1999, we implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 20% of their pretax salary, but not more than statutory limits. We match 50% of the first 4% a participant contributes. We expensed approximately $276,000, $228,000 and $233,000 in 2011, 2010 and 2009, respectively, related to this plan.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On November 22, 2006, we filed a lawsuit against Endicia, Inc. and PSI Systems, Inc. in the United States District Court for the Central District of California for infringement of eleven of our patents covering, among other things, Internet postage technology. We sought an injunction, unspecified damages, and attorneys’ fees. On November 10, 2008, we were required to select fifteen claims (from over six hundred claims available) to be the subject of the trial. On November 9, 2009, the Court granted the summary judgment motion of Endicia, Inc. and PSI Systems, Inc. that the fifteen claims we selected are invalid. On June 15, 2011, the United States Court of Appeals for the Federal Circuit affirmed the summary judgment ruling. We do not anticipate any further appeals.

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

On March 6, 2012, we entered into binding terms with PSI Systems, Inc. to resolve all outstanding patent litigation among the parties. Under the terms of the agreement, the parties agreed to a patent cross-licensing arrangement for the patents in dispute in (i) the lawsuit filed by Stamps.com against Endicia, Inc. and PSI Systems, Inc. on November 22, 2006 and (ii) the lawsuit filed by PSI Systems, Inc. against Stamps.com Inc. on August 8, 2008, both in the United States District Court for the Central District of California. In addition, the parties agreed to a five-year period where each will not sue the other for patent infringement. No payments were made to either party as part of the settlement.

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

In 2001, we were named, together with certain of our current and former board members and/or officers, as a defendant in several purported class-action lawsuits, filed in the U.S. District Court for the Southern District of New York. The lawsuits alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering and a secondary offering of our common stock. Plaintiffs sought damages and statutory compensation, including interest, costs and expenses (including attorneys’ fees). In October 2009, the court approved a settlement of this action, which does not require us to make any payments. In January 2012, that settlement became final following the resolution of all appeals.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We are subject to various other routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

13.        Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements other than described below.

On January 23, 2012, we completed the previously announced purchase of two adjacent buildings in El Segundo, California for an aggregate purchase price of $13.4 million that will serve as the Company’s future headquarters. We are currently engaged in a renovation and construction project on the property at a cost of approximately $10.0 million and expect to move in after substantial completion of the project in 2012. The Company will occupy a portion of the space, with the remaining portion of the space leased to the existing tenants. The purchase of the property and renovations are being funded out of the Company's existing cash and investments.

On March 6, 2012, we entered into binding terms with PSI Systems, Inc. to resolve all outstanding patent litigation among the parties. Under the terms of the agreement, the parties agreed to a patent cross-licensing arrangement for the patents in dispute in (i) the lawsuit filed by Stamps.com against Endicia, Inc. and PSI Systems, Inc. on November 22, 2006 and (ii) the lawsuit filed by PSI Systems, Inc. against Stamps.com Inc. on August 8, 2008, both in the United States District Court for the Central District of California. In addition, the parties agreed to a five-year period where each will not sue the other for patent infringement. No payments were made to either party as part of the settlement.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.        Quarterly Information (Unaudited)

	Quarter Ended
	March	June		September	December
	(in thousands except per share data)
Fiscal Year 2011:
Revenues	$22,817	$26,630	(3)	$24,918	$27,220
Gross profit	16,593	19,945		18,596	20,239
Income from operations	2,584	5,627		4,434	4,583
Net income	2,675	5,677		4,528	13,385
Net income per share:
Basic	$0.18	$0.40		$0.31	$0.85
Diluted	$0.18	$0.39		$0.30	$0.81
Weighted average shares outstanding:
Basic	14,484	14,321		14,556	15,694
Diluted	14,613	14,450		15,059	16,551

Fiscal Year 2010:
Revenues	$20,989	$21,189		$20,689	$22,677
Gross profit	15,175	15,365		15,185	16,135
Income (loss) from operations	2,054	(3,211	) (1)	2,592	30 (2)
Net income (loss)	2,145	941		2,729	(283)
Net income per share:
Basic	$0.14	$0.07		$0.19	$(0.02)
Diluted	$0.14	$0.07		$0.19	$(0.02)
Weighted average shares outstanding:
Basic	15,142	14,290		14,280	14,417
Diluted	15,272	14,450		14,452	14,417

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

(2) During the fourth quarter of 2010, we completed a $2.00 per share special dividend to shareholders. The total amount of cash distributed in the dividend payment was $28.9 million based on 14.5 million shares outstanding as of the November 11, 2010 record date. The Company incurred compensation expense of $3.4 million in the fourth quarter related to the special dividend as described in Note 2 “Summary of Significant Accounting Policies – Stock Based Compensation”.

(3) During the second quarter of 2011 we recognized $2.2 million of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 14th day of March 2012.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE
Kenneth McBride
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH MCBRIDE	Chief Executive Officer and Chairman of the Board	March 14, 2012
Kenneth McBride	of Directors
(Principal Executive Officer)

/s/ KYLE HUEBNER	Chief Financial Officer and Co-President	March 14, 2012
Kyle Huebner	(Principal Financial and Accounting Officer)

*	Director	March 14, 2012
Mohan P. Ananda

*	Director	March 14, 2012
G. Bradford Jones

*	Director	March 14, 2012
Lloyd I. Miller

*By Kenneth McBride as Attorney-in-fact.