Form 10-Q
period 2012-03-31
STAMPS.COM INC
filed 2012-05-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012
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

As of April 30, 2012, there were approximately 16,463,131 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,463	$54,087
Restricted cash	—	500
Short-term investments	1,673	1,397
Accounts receivable, net	7,455	10,466
Other current assets	4,568	5,476
Total current assets	61,159	71,926
Property and equipment, net	17,989	2,165
Intangible assets, net	825	837
Long-term investments	18,168	13,379
Deferred income taxes.	28,041	16,125
Other assets	3,327	3,548
Total assets	$129,509	$107,980

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,737	$12,075
Deferred revenue	1,863	1,898
Total current liabilities	15,600	13,973
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2012 and 2011 Issued shares: 27,024 in 2012 and 26,856 in 2011 Outstanding shares: 16,331 in 2012 and 16,163 in 2011	50	49
Additional paid-in capital	641,027	637,483
Accumulated deficit	(403,978)	(420,338)
Treasury stock, at cost, 10,693 shares in 2012 and 2011	(123,472)	(123,472)
Accumulated other comprehensive income	282	285
Total stockholders’ equity	113,909	94,007
Total liabilities and stockholders’ equity	$129,509	$107,980

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Service	$21,387	$17,237
Product	3,929	3,365
Insurance	1,662	833
PhotoStamps	1,312	1,381
Other	3	1
Total revenues	28,293	22,817
Cost of revenues:
Service	4,239	3,580
Product	1,460	1,292
Insurance	535	262
PhotoStamps	1,029	1,090
Total cost of revenues	7,263	6,224
Gross profit	21,030	16,593
Operating expenses:
Sales and marketing	10,107	8,276
Research and development	2,657	2,273
General and administrative	3,845	3,460
Total operating expenses	16,609	14,009
Income from operations	4,421	2,584

Interest and other income, net	124	156
Income before income taxes	4,545	2,740
Income tax (benefit) expense	(11,815)	65
Net income	$16,360	$2,675
Net income per share
Basic	$1.01	$0.18
Diluted	$0.95	$0.18
Weighted average shares outstanding
Basic	16,250	14,484
Diluted	17,173	14,613

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$16,360	$2,675
Other comprehensive income:
Unrealized loss on investment	(3)	(83)
Comprehensive income	$16,357	$2,592

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$16,360	$2,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303	231
Stock-based compensation expense	1,323	796
Deferred income taxes	(11,916)	—
Changes in operating assets and liabilities:
Accounts receivable	3,011	(1,312)
Other current assets	908	(352)
Other assets	221	(61)
Deferred revenue	(35)	142
Accounts payable and accrued expenses	899	436
Net cash provided by operating activities	11,074	2,555

Investing activities:
Sale of short-term investments	330	—
Purchase of short-term investments	(591)	—
Sale of long-term investments	684	1,258
Purchase of long-term investments	(5,491)	—
Release of restricted cash	500	—
Purchase of property and equipment	(15,352)	(149)
Net cash (used in) provided by investing activities	(19,920)	1,109

Financing activities:
Proceeds from exercise of stock options	1,796	204
Issuance of common stock under ESPP	426	413
Repurchase of common stock	—	(2,192)
Net cash provided by (used in) financing activities	2,222	(1,575)
Net (decrease) increase in cash and cash equivalents	(6,624)	2,089
Cash and cash equivalents at beginning of period	54,087	8,071
Cash and cash equivalents at end of period	$47,463	$10,160

Supplemental Information:
Capital expenditures accrued but not paid at period end	763	—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 14, 2012.

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2012, our results of operations for the three months ended March 31, 2012 and our cash flows for the three months ended March 31, 2012.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc. and PhotoStamps Inc. In October 2009, we formed PhotoStamps Inc., a wholly owned subsidiary, for the purpose of managing our retail gift card operations. Because 100% of the voting control is held by us, we have consolidated PhotoStamps Inc. in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Risk Management

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, the number of PhotoStamps retail boxes that will not be redeemed, deferred income taxes and estimates regarding the useful lives of our building, patents and other amortizable intangible assets.

Contingencies and Litigation

We are involved in various litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We record liabilities for claims against us when the loss is probable and estimable. Amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results could differ from estimates.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments including cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and Equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful life of the asset, generally three to five years. We have a policy of capitalizing expenditures that materially increase assets’ useful lives and charging ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in operations.

On January 23, 2012, we completed the previously announced purchase of two adjacent buildings in El Segundo, California that will serve as our future headquarters for an aggregate purchase price of $13.4 million, of which approximately $7.2 million was allocated to land, $5.5 million was allocated to building and $700,000 was allocated to lease-in-place intangible assets.  At closing, we acquired existing leases which have remaining terms of up to approximately 5.5 years. The building will be depreciated on a straight line basis over the estimated useful life of 40 years. The lease-in-place intangible assets will be amortized over 5.5 years.  Land is not depreciated. This purchase was accounted for as a business combination in accordance with the U.S. GAAP.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carryforwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PhotoStamps revenue, which includes the face value of postage, from the sale of PhotoStamps sheets and rolls is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

Sale of PhotoStamps retail boxes are initially recorded as deferred revenue.  PhotoStamps revenue related to the sale of these PhotoStamps retail boxes is subsequently recognized when either: 1) the PhotoStamps retail box is redeemed, or 2) the likelihood of the PhotoStamps retail box being redeemed is deemed remote (“breakage”) and there is no legal obligation to remit the value of the unredeemed PhotoStamps retail boxes.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three months ended March 31, 2012 and 2011.

We provide our customers with the opportunity to purchase parcel insurance directly through our software. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to the insurance broker, Parcel Insurance Plan. We recognize revenue on insurance purchases upon the ship date of the insured package.

PhotoStamps Retail Boxes

We sell PhotoStamps retail boxes that are redeemable for PhotoStamps on our website.  The PhotoStamps retail boxes are sold through various third party retail partners.  Our PhotoStamps retail boxes are not subject to administrative fees on unredeemed boxes and have no expiration date.  PhotoStamps retail box sales are recorded as deferred revenue.  Prior to the second quarter of 2011, revenue was recognized only on boxes that were actually redeemed on our website.

During the second quarter of 2011, we concluded that sufficient company-specific historical evidence existed to determine the period of time after which the likelihood of the PhotoStamps retail boxes being redeemed was remote.  Based on our analysis of the redemption data, we estimate that period of time to be 60 months after the sale of our PhotoStamps retail boxes.

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million, which was $0.15 on a per share basis using fully diluted shares as of June 30, 2011 (revenue divided by fully diluted shares outstanding, exclusive of any current or prior period costs related to the retail programs), of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue. We continue to recognize retail box breakage revenue from PhotoStamps retail boxes using the redemption recognition method.  PhotoStamps retail box breakage revenue during the first quarter of 2012 was not significant to our consolidated financial statements.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. to resolve all outstanding patent litigation among the parties. On April 23, 2012, we executed a patent license and settlement agreement.  Under the terms of the agreement, the parties agreed to a patent cross-licensing arrangement for the patents in dispute in (i) the lawsuit filed by Stamps.com against Endicia, Inc. and PSI Systems, Inc. on November 22, 2006 and (ii) the lawsuit filed by PSI Systems, Inc. against Stamps.com Inc. on August 8, 2008, both in the United States District Court for the Central District of California. In addition, the parties agreed to a five-year period where each will not sue the other for patent infringement. No payments were made to either party as part of the settlement.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net income	$16,360	$2,675

Basic - weighted average common shares	16,250	14,484
Diluted effect of common stock equivalents	923	129
Diluted - weighted average common shares	17,173	14,613

Earnings per share:
Basic	$1.01	$0.18
Diluted	$0.95	$0.18

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Anti-dilutive stock option shares	31	1,924

4.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense relating to:
Employee and director stock options	$856	$643
Employee stock purchases	467	153
Total stock-based compensation expense	$1,323	$796

Stock-based compensation expense relating to:
Cost of revenues	$126	$67
Sales and marketing	299	195
Research and development	356	188
General and administrative	542	346
Total stock-based compensation expense	$1,323	$796

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Expected dividend yield	—	—
Risk-free interest rate	0.4%	2.1%
Expected volatility	51.7%	47.2%
Expected life (in years)	3.7	4.5
Expected forfeiture rate	7.0%	7.0%

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks and other intellectual property with a gross carrying value of $8.7 million and accumulated amortization of approximately $7.8 million as of March 31, 2012 and December 31, 2011. The expected useful lives of our amortizable intangible assets range from approximately 9 to 17 years. The weighted average amortization period for our amortizable intangible assets is approximately 7.3 years.  During 2011, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2011 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2011. Our expected yearly amortization expense for the next five years is approximately $47,000.

6.	Income Taxes

During the first quarter of 2012, our net income tax benefit consisted of a reduction of a portion of our valuation allowance on our deferred tax asset (as described below) and federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.

During the fourth quarter of 2011, we released a portion of our valuation allowance totaling approximately $8.5 million as a result of an increase in our projected taxable income.

On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (PSI) to resolve all outstanding patent litigation among the parties (see Note 2 – Legal Proceedings for further description). Because of the PSI litigation settlement during the first quarter of 2012, we eliminated what had previously been negative evidence.  The litigation settlement now becomes positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. As of March 31, 2012, we had $28.0 million of net deferred tax assets recorded on our balance sheet, and we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We recorded income tax expense for corporate alternative minimum U.S. federal and state taxes of approximately $100,000 during the first quarter of 2012 and we recorded a current tax provision for corporate alternative minimum federal taxes of approximately $65,000 during the first quarter of 2011.

7.	Fair Value Measurements

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$47,463	$47,463	$—	$—
Available-for-sale debt securities	19,841	—	19,841	—
Total	$67,304	$47,463	$19,841	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash, restricted cash and cash equivalents	$54,587	$54,587	$—	$—
Available-for-sale debt securities	14,776	—	14,776	—
Total	$69,363	$54,587	$14,776	$—

STAMPS.COM INC. AND SUBSIDIARY
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

There were no non-financial assets or liabilities that were required to be measured at fair value as of March 31, 2012.

8.	Cash Equivalents and Investments

Our cash equivalents, restricted cash and investments consist of money market, asset-backed securities, US government obligations, and public corporate debt securities at March 31, 2012 and December 31, 2011. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income using the specific identification method. There was no material realized gain or loss with respect to our investments during the first quarter of 2012. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 10 securities with a total fair value of $4.2 million that have unrealized losses of approximately $54,000 as of March 31, 2012. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Realized gain	$2	$1
Realized loss	(1)	—
Net realized gain	$1	$1

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three months ended March 31, 2012, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our cash, cash equivalents, restricted cash and investments as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$17,942	$-	$-	$17,942
Money market	29,521	-	-	29,521
Cash and cash equivalents	47,463	-	-	47,463
Short-term investments:
Corporate notes and bonds	1,661	12	-	1,673
Short-term investments	1,661	12	-	1,673
Long-term investments:
Corporate bonds and asset backed securities	16,887	311	(54)	17,144
U.S. government and agency securities	1,011	13	-	1,024
Long-term investments	17,898	324	(54)	18,168
Cash, cash equivalents and investments	$67,022	336	(54)	$67,304

	December 31, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$8,768	—	—	$8,768
Money market	45,319	—	—	45,319
Cash and cash equivalents	54,087	—	—	54,087
Restricted cash:
Money market	500	—	—	500
Restricted cash	500	—	—	500
Short-term investments:
Corporate notes and bonds	1,400	6	(9)	1,397
Short-term investments	1,400	6	(9)	1,397
Long-term investments:
Corporate bonds and asset backed securities	12,084	309	(38)	12,355
U.S. government and agency securities	1,007	17	—	1,024
Long-term investments	13,091	326	(38)	13,379
Cash, cash equivalents and investments	$69,078	332	(47)	$69,363

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of March 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,661	$1,673
Due after one year through five years	17,898	18,168
Due after five years through ten years	—	—
Total	$19,559	$19,841

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Please refer to the risk factors under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2011 as well as those described elsewhere in our public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Stamps.com, NetStamps, PhotoStamps, Hidden Postage, Stamps.com Internet postage and the Stamps.com logo are our trademarks.  This report also references trademarks of other entities.

Overview

Stamps.com ® is the leading provider of Internet-based postage solutions.  Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Express Mail®, Media Mail®, Parcel Post®, and others. Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers.   We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999.

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

We offer multiple PC Postage service plans with different features and capabilities targeted to meet different customer needs. Our Pro Plan offers a basic set of Stamps.com mailing & shipping features with single-user capability. Our Premiere plan typically targeted at larger small businesses adds multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances as compared to our Pro Plan feature set. Our Professional Shipper plan is typically targeted at higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. We have launched shipping integrations with several of these e-commerce focused companies over the past two years. Our Enterprise plan is typically targeted at organizations with multiple geographic locations and features enhanced reporting that allows a central location such as a corporate headquarters greater visibility and control over postage expenditures across its network of locations.

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

In July 2010, we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they do not have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from the USPS. A transaction fee of $0.07 per label is charged to non-subscription customers for each label printed.

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

Results of Operations

Total revenue in the first quarter of 2012 was $28.3 million, an increase of 24% from $22.8 million in the first quarter of 2011.  PC Postage revenue, which includes service revenue, product revenue and insurance revenue, in the first quarter of 2012 was $27.0 million, an increase of 26% from $21.4 million in the first quarter of 2011. PhotoStamps revenue in the first quarter of 2012 was $1.3 million, a decrease of 5% from $1.4 million in the first quarter of 2011. The following table sets forth the breakdown of revenue for the first quarters of 2012 and 2011 and the resulting percentage change (revenue in thousands):

	Three months ended March 31,
	2012	2011	% Change
Service revenue	$21,387	$17,237	24%
Product revenue	3,929	3,365	17%
Insurance revenue	1,662	833	100%
PC postage revenue	$26,978	$21,435	26%

PhotoStamps revenue	$1,312	$1,381	(5%)
Other revenue	3	1	200%
Total revenue	$28,293	$22,817	24%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2012 as our estimated return-on-investment continued to be attractive.  Primarily as a result of these decisions, core PC Postage revenue for customers acquired through our non-enhanced promotion channels was $26.2 million in the first quarter of 2012, an increase of 27% from $20.6 million in the first quarter of 2011.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service.  We have been reducing our investment in this area over the last few years, which reduced our revenue for customers acquired through this channel to $782,000 in the first quarter of 2012, a decrease of 3% from $805,000 in the first quarter of 2011.

The following table sets forth the breakdown of PC Postage revenue between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for the first quarters of 2012 and 2011 and the resulting percent change (revenue in thousands):

	Three months ended March 31,
	2012	2011	% Change
Non-enhanced promotion revenue	$26,196	$20,630	27%
Enhanced promotion revenue	782	805	(3%)
PC postage revenue	$26,978	$21,435	26%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average monthly revenue per paid customer.

The number of paid customers originally acquired through our non-enhanced promotion channels during the first quarter of 2012 was approximately 413,000, an increase of 15% from 360,000 in the first quarter of 2011. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The increase in paid customers in the first quarter of 2012 was attributable to increased customer acquisition in these channels. We believe the increased customer acquisition was primarily attributable to increased customer acquisition spending and to a lesser degree the postal rate increase in January, 2012, which generated higher levels of customer acquisition for the period of time around the rate increase.  For customers originally acquired through our non-enhanced promotion channels, our average monthly revenue per paid customer for the first quarter of 2012 was $21.16, an increase of 11% compared from $19.09 for the first quarter of 2011. We believe the increase in average monthly revenue per paid customer was partially attributable to: (1) higher fees per paid customer from our high volume shipping and enterprise customer segments, (2) an increase in the average store revenue per paid customer driven by the increased usage of our service and (3) an increase in insurance purchases per paid customer driven by our focus on shipping and new insurance features.

Revenue by Product

The following table shows our revenue and revenue as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Total Revenues
Service	$21,387	$17,237
Product	3,929	3,365
Insurance	1,662	833
PhotoStamps	1,312	1,381
Other	3	1
Total revenues	$28,293	$22,817
Revenue as a percentage of total revenues
Service	75%	75%
Product	14%	15%
Insurance	6%	4%
PhotoStamps	5%	6%
Other	0%	0%
Total revenues	100%	100%

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

Service revenue increased 24% to $21.4 million in the first quarter of 2012 from $17.2 million in the first quarter of 2011. The 24% increase in service revenue consisted of a 25% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 4% decrease in service revenue from customers acquired through our enhanced promotion channel. The 25% increase in service revenue from customers through the non-enhanced promotion channels consisted of a 15% increase in paid customers and a 9% increase in average service revenue per customer.

Product revenue increased 17% to $3.9 million in the first quarter of 2012 from $3.4 million in the first quarter of 2011. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) the postal rate increase in January, 2012 which generated incremental label sales for the period of time around the rate increase (3) marketing our Supplies Store to our existing customer base; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the first quarter of 2011 was $222 million, a 53% increase from the $145 million printed during the first quarter of 2011.

Insurance revenue increased 100% to approximately $1.7 million in the first quarter of 2012 from approximately $833,000 in the first quarter of 2011. This increase was primarily attributable to (1) the expansion of our existing package insurance offering to cover packages being shipped to international destinations, (2) insurance purchases resulting from our partnership with Amazon.com, and (3) increased insurance purchases by high volume shippers.

We continued to reduce our PhotoStamps sales and marketing spending in the first quarter of 2012 compared with the first quarter of 2011, and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business.  As a result of this decision, PhotoStamps revenue decreased 5% to $1.3 million in the first quarter of 2012 from $1.4 million in the first quarter of 2011. Total PhotoStamps sheets shipped during the first quarter of 2012 was approximately 76,000, a 3% decrease compared to 78,000 in the first quarter of 2011. Average revenue per sheet shipped in the first quarter of 2012 was $17.3 compared to $17.7 in the first quarter of 2011. The decrease in sheets shipped was consistent with the decrease in PhotoStamps revenue.

Other revenue consists of commissions from the advertising or sale of products by third party vendors to our customer base.  Commission revenue is currently not material to our consolidated financial statements.

Cost of Revenues

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Cost of Revenues
Service	$4,239	$3,580
Product	1,460	1,292
Insurance	535	262
PhotoStamps	1,029	1,090
Total cost of revenues	$7,263	$6,224
Cost as percentage of associated revenues
Service cost	20%	21%
Product cost	37%	38%
Insurance cost	32%	31%
PhotoStamps cost	78%	79%
Total cost as a percentage of total revenues	26%	27%

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

Cost of service revenue increased 18% to $4.2 million in the first quarter of 2012 from $3.6 million in the first quarter of 2011. The increase is primarily attributable to higher promotional expense as a result of the increase in customer acquisition and higher customer service costs to support our growing customer base.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $1.1 million and $842,000 in the first quarter of 2012 and 2011, respectively.

Cost of product revenue increased 13% to $1.5 million in the first quarter of 2012 from $1.3 million in the first quarter of 2011. The percentage increase in the cost of product revenue was lower compared to the percentage increase in product revenue during the first quarter of 2012 due to lower fulfillment costs as a percent of product revenue.

Cost of insurance revenue increased 104% to $535,000 in the first quarter of 2012 from $262,000 in the first quarter of 2011. The percentage increase in cost of insurance revenue was higher compared to the percentage increase in insurance revenue primarily due to the introduction of discounted insurance rates for higher volume shippers.

Cost of PhotoStamps revenue decreased 6% to $1.0 million in the first quarter of 2012 from $1.1 million in the first quarter of 2011, which is consistent with the decrease in PhotoStamps revenue.

Operating Expenses

The following table is our operating expense and operating expense as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Operating expenses:
Sales and marketing	$10,107	$8,276
Research and development	2,657	2,273
General and administrative	3,845	3,460
Total operating expenses	$16,609	$14,009
Operating expenses as a percent of total revenue:
Sales and marketing	36%	36%
Research and development	9%	10%
General and administrative	14%	15%
Total operating expenses	59%	61%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 22% to $10.1 million in the first quarter of 2012 from $8.3 million in the first quarter of 2011.  This increase is primarily due to increased marketing expenditures to acquire customers in our core PC Postage business.  Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 17% to $2.7 million in the first quarter of 2012 from $2.3 million in the first quarter of 2011.  The increase is primarily due to an increase in stock-based compensation expense and other headcount-related expenses as we continued to invest in the development and enhancement of our PC Postage solution.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 11% to $3.8 million in the first quarter of 2012 from $3.5 million in the first quarter of 2011. The increase is primarily due to the increase in stock-based compensation expense and legal expenses related to our Endicia litigation that were incurred during the first quarter of 2012 prior to the settlement of that litigation.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net decreased 21% to approximately $124,000 in the first quarter of 2012 from approximately $156,000 in the first quarter of 2011.  The decrease in interest and other income is primarily due to lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments.

Provision for Income Taxes

In the first quarter of 2012, we incurred a net income tax benefit of $11.8 million compared with income tax expense of $65,000 in the first quarter of 2011.  During the first quarter of 2012, our net income tax benefit consisted of a reduction of a portion of our valuation allowance on our deferred tax asset (as described below) and federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with Accounting Standards Codification (“ASC”) 740 based on all available positive and negative evidence. On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (“PSI”) to resolve all outstanding patent litigation among the parties (see Note 2 – Legal Proceedings for further description).  Because of the PSI litigation settlement during the first quarter of 2012, we eliminated what had previously been negative evidence.  The litigation settlement now becomes positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that  a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a potion of our valuation allowance totaling $11.9 million during the first quarter of 2012. As of March 31, 2012, we currently have approximately $28.0 million of net deferred tax assets and we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

We recorded income tax expense for corporate alternative minimum U.S. federal and state taxes of approximately $100,000 during the first quarter of 2012, and we recorded current tax provision for corporate alternative minimum federal taxes of approximately $65,000 during the first quarter of 2011.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011 we had approximately $67 million and $69 million, respectively, in cash, cash equivalents, restricted cash and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

On January 23, 2012, we completed the previously announced purchase of two adjacent buildings in El Segundo, California that will serve as our future headquarters for an aggregate purchase price of $13.4 million. We are currently engaged in a renovation and construction project on the property at a cost of approximately $10.0 million and expect to move in after substantial completion of the project later this year. We will occupy a portion of the space, with the remaining portion of the space leased to the existing tenants. The purchase of the property and renovations are being funded out of our existing cash and investments.

Net cash provided by operating activities was $11.1 million and $2.6 million during the three months ended March 31, 2012 and 2011, respectively.  The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and changes in our operating assets and liabilities.

Net cash used in investing activities was $19.9 million during the three months ended March 31, 2012 and net cash provided in investing activities was $1.1 million during the three months ended March 31, 2011. The increase in net cash used in investing activities was primarily due to the purchase of our new corporate headquarters and purchase of long-term investments.

Net cash provided by financing activities was $2.2 million during the three months ended March 31, 2012 and net cash used in financing activities was $1.6 million during the three months ended March 31, 2011.  The increase in net cash provided by financing activities is mainly due to proceeds from the exercise of options under our stock option plan and the decrease in our stock repurchase program.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Updated Expectations for 2012

We currently expect the following trends for 2012 compared with 2011:

•	We expect to see 15% to 20% growth in PC Postage revenue excluding the enhanced promotion channel for 2012 compared to 2011.

•	We expect that PC Postage revenue for customers acquired through the enhanced promotion channel will continue to decrease in 2012 compared to 2011.

•
We expect PhotoStamps revenue to decrease in 2012 compared with 2011, as we expect a reduction in PhotoStamps breakage revenue in 2012 as compared with 2011. We believe macro-economic factors are still negatively impacting our PhotoStamps revenue through reduced customer purchases of our product.

•
We expect to continue to increase customer acquisition spending on our PC Postage non-enhanced promotion channels by 10% - 20% in 2012 compared to 2011.  We will continue to monitor our customer metrics and the state of the economy throughout the year and adjust our level of spending accordingly.

•
We expect research and development expenses to be modestly higher in 2012 as compared to 2011, primarily related to expected increased headcount costs to support the growth in our products and services.

•	We expect General and Administrative expenses to be flat to down 5% in 2012 compared to 2011.

•	We expect interest income and other income, net to decrease primarily due to expected continued low interest rates.

Our results are subject to macro economic factors and other factors which could cause these trends to be better or worse than our current expectations.  See Item 1A. “Risk Factors” and the discussion of forward-looking statements on page 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our Form 10-K for the year ended December 31, 2011.

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $230 million and $125 million, respectively.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of March 31, 2012 we were at approximately a 17% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of April 30, 2012, we had approximately 16,463,131 million shares outstanding, and therefore ownership of approximately 820,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At March 31, 2012, our cash, cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturity of 311 days. At March 31, 2012 our cash, cash equivalents and investments approximated $67 million and had a related weighted average interest rate of approximately 0.7%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – “Legal Proceedings” of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the first quarter of 2012.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.25	AIA Standard Form of Agreement between Owner and Contractor.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

May 9, 2012	By:	/s/Ken McBride
Ken McBride
Chief Executive Officer

May 9, 2012	By:	/s/Kyle Huebner
Kyle Huebner
Chief Financial Officer