Form 10-Q
period 2012-06-30
STAMPS.COM INC
filed 2012-08-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 000-26427

Stamps.com Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0454966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1990 E. Grand Avenue
El Segundo, California 90245
(Address of principal executive offices, including zip code)

(310) 482-5800
(Registrant’s telephone number, including area code)

12959 Coral Tree Place
Los Angeles, California 90066
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

As of July 31, 2012, there were 16,415,741 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,648	$54,087
Restricted cash	—	500
Short-term investments	5,325	1,397
Accounts receivable, net	10,205	10,466
Other current assets	4,498	5,476
Total current assets	66,676	71,926
Property and equipment, net	22,917	2,165
Intangible assets, net	1,406	837
Long-term investments	14,156	13,379
Deferred income taxes.	28,040	16,125
Other assets	3,496	3,548
Total assets	$136,691	$107,980

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,247	$12,075
Deferred revenue	1,751	1,898
Total current liabilities	12,998	13,973
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2012 and 2011 Issued shares: 27,237 in 2012 and 26,856 in 2011 Outstanding shares: 16,544 in 2012 and 16,163 in 2011	49	49
Additional paid-in capital	644,912	637,483
Accumulated deficit	(398,055)	(420,338)
Treasury stock, at cost, 10,693 shares in 2012 and 2011	(123,472)	(123,472)
Accumulated other comprehensive income	259	285
Total stockholders’ equity	123,693	94,007
Total liabilities and stockholders’ equity	$136,691	$107,980

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Service	$21,781	$18,929	$43,168	$36,166
Product	3,452	3,209	7,381	6,574
Insurance	1,702	941	3,364	1,774
PhotoStamps	1,289	3,548	2,601	4,929
Other	3	3	6	4
Total revenues	28,227	26,630	56,520	49,447
Cost of revenues:
Service	3,829	3,617	8,068	7,197
Product	1,278	1,148	2,738	2,440
Insurance	562	358	1,097	620
PhotoStamps	969	1,562	1,998	2,652
Total cost of revenues	6,638	6,685	13,901	12,909
Gross profit	21,589	19,945	42,619	36,538
Operating expenses:
Sales and marketing	9,775	8,480	19,882	16,756
Research and development	2,555	2,332	5,212	4,605
General and administrative	3,435	3,506	7,280	6,966
Total operating expenses	15,765	14,318	32,374	28,327
Income from operations	5,824	5,627	10,245	8,211

Interest and other income, net	163	145	287	301
Income before income taxes	5,987	5,772	10,532	8,512
Income tax expense (benefit)	64	95	(11,751)	160
Net income	$5,923	$5,677	$22,283	$8,352
Net income per share
Basic	$0.36	$0.40	$1.36	$0.58
Diluted	$0.34	$0.39	$1.30	$0.57
Weighted average shares outstanding
Basic	16,468	14,321	16,359	14,402
Diluted	17,196	14,450	17,184	14,532

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$5,923	$5,677	$22,283	$8,352
Other comprehensive income:
Unrealized (loss) gain on investment	(23)	26	(26)	(57)
Comprehensive income	$5,900	$5,703	$22,257	$8,295

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$22,283	$8,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	672	452
Stock-based compensation expense	2,291	1,598
Deferred income tax	(11,915)	—
Changes in operating assets and liabilities:
Accounts receivable	261	(2,297)
Other current assets	978	(102)
Other assets	52	(192)
Deferred revenue	(147)	(2,136)
Accounts payable and accrued expenses	(828)	(379)
Net cash provided by operating activities	13,647	5,296
Investing activities:
Sale of short-term investments	557	1,125
Purchase of short-term investments	(4,436)	—
Sale of long-term investments	4,696	1,515
Purchase of long-term investments	(5,548)	—
Release of restricted cash	500	—
Purchase of property and equipment	(21,993)	(326)
Net cash (used in) provided by investing activities	(26,224)	2,314
Financing activities:
Proceeds from exercise of stock options	4,712	1,021
Issuance of common stock under ESPP	426	415
Repurchase of common stock	—	(5,056)
Net cash provided by (used in) financing activities	5,138	(3,620)
Net (decrease) increase in cash and cash equivalents	(7,439)	3,990
Cash and cash equivalents at beginning of period	54,087	8,071
Cash and cash equivalents at end of period	$46,648	$12,061

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2012, our results of operations for the three and six months ended June 30, 2012 and our cash flows for the six months ended June 30, 2012.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

On January 23, 2012, we completed the previously announced purchase of two adjacent buildings in El Segundo, California that will serve as our future headquarters for an aggregate purchase price of $13.4 million, of which approximately $7.2 million was allocated to land, $5.5 million was allocated to building and $700,000 was allocated to lease-in-place intangible assets.  At closing, we acquired existing leases of building tenants which have remaining terms of up to approximately 5.5 years. The building will be depreciated on a straight line basis over the estimated useful life of 40 years. The lease-in-place intangible assets will be amortized over 5.5 years.  Land is not depreciated. This purchase was accounted for as a business combination in accordance with U.S. GAAP.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three and six months ended June 30, 2012 and 2011.

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

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million, which was $0.15 on a per share basis using fully diluted shares as of June 30, 2011 (revenue divided by fully diluted shares outstanding, exclusive of any current or prior period costs related to the retail programs), of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue. We continue to recognize retail box breakage revenue from PhotoStamps retail boxes using the redemption recognition method.  PhotoStamps retail box breakage revenue during the second quarter of 2012 was not significant to our consolidated financial statements.

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

On August 8, 2008, PSI Systems, Inc. filed a lawsuit against us in the same court, alleging that we infringed three PSI Systems patents related to Internet postage technology. PSI Systems sought an injunction, unspecified damages, and attorneys’ fees. On September 16, 2008, we filed counterclaims for infringement of four more of our patents. In our counterclaim, we sought an injunction, unspecified damages, and attorneys’ fees. On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. to resolve all outstanding patent litigation among the parties. On April 23, 2012, we executed a patent license and settlement agreement.  Under the terms of the agreement, the parties agreed to a patent cross-licensing arrangement for the patents in dispute in (i) the lawsuit filed by Stamps.com against Endicia, Inc. and PSI Systems, Inc. on November 22, 2006 and (ii) the lawsuit filed by PSI Systems, Inc. against Stamps.com Inc. on August 8, 2008, both in the United States District Court for the Central District of California. In addition, the parties agreed to a five-year period where each will not sue the other for patent infringement. No payments were made to either party as part of the settlement.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$5,923	$5,677	$22,283	$8,352

Basic - weighted average common shares	16,468	14,321	16,359	14,402
Diluted effect of common stock equivalents	728	129	825	130
Diluted - weighted average common shares	17,196	14,450	17,184	14,532

Earnings per share:
Basic	$0.36	$0.40	$1.36	$0.58
Diluted	$0.34	$0.39	$1.30	$0.57

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive stock option shares	120	1,926	75	1,925

4.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense relating to:
Employee and director stock options	$968	$802	$1,824	$1,445
Employee stock purchases	—	—	467	153
Total stock-based compensation expense	$968	$802	$2,291	$1,598

Stock-based compensation expense relating to:
Cost of revenues	$70	$56	$196	$123
Sales and marketing	196	173	495	368
Research and development	166	152	522	340
General and administrative	536	421	1,078	767
Total stock-based compensation expense	$968	$802	$2,291	$1,598

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.4%	1.8%	0.4%	2.0%
Expected volatility	51.6%	46.4%	51.7%	46.8%
Expected life (in years)	3.7	4.0	3.7	4.3
Expected forfeiture rate	7%	7%	7%	7%

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, other intellectual property and lease-in-place with a gross carrying value of $9.4 million and accumulated amortization of approximately $8.0 million as of June 30, 2012 and a gross carrying value of $8.7 million and accumulated amortization of approximately $7.8 million as of December 31, 2011. The expected useful lives of our amortizable intangible assets range from approximately 5 to 17 years. The weighted average amortization period for our amortizable intangible assets is approximately 7.0 years.  During 2011, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2011 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2011. Our expected yearly amortization expense for the next five years is approximately $168,000.

6.	Income Taxes

During the three and six months ended June 30, 2012, our income tax expense and net income tax benefit, respectively, consisted of federal and state alternative minimum taxes and a reduction of a portion of our valuation allowance on our deferred tax asset (as described below). Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.

On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (PSI) to resolve all outstanding patent litigation among the parties (see Note 2 – Legal Proceedings for further description). Because of the PSI litigation settlement during the first quarter of 2012, we eliminated what had previously been negative evidence.  The litigation settlement now becomes positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. We did not release any additional portion of our valuation allowance in the second quarter of 2012 and as of June 30, 2012, we had $28.0 million of net deferred tax assets recorded on our balance sheet, and we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

 STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We recorded income tax expense for corporate alternative minimum U.S. federal and state taxes of approximately $64,000 and $164,000 during the three and six months ended June 30, 2012, respectively. We recorded income tax expense for corporate alternative minimum federal taxes of approximately $95,000 and $160,000 during the three and six months ended June 30, 2011, respectively. We did not incur any additional California state income tax as a result of the state NOL suspension during the three and six months ended June 30, 2011 as we were able to offset 100% of our state income tax liability through the use of our tax credits.

7.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$46,648	$46,648	$—	$—
Available-for-sale debt securities	19,481	—	19,481
Total	$66,129	$46,648	$19,481	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents and restricted cash	$54,587	$54,587	$—	$—
Available-for-sale debt securities	14,776	—	14,776
Total	$69,363	$54,587	$14,776	$—

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

There were no non-financial assets or liabilities that were required to be measured at fair value as of June 30, 2012.

8.	Cash Equivalents and Investments

Our cash equivalents, restricted cash and investments consist of money market, asset-backed securities, US government obligation, and public corporate debt securities at June 30, 2012 and December 31, 2011. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income using the specific identification method. There was no material realized gain or loss with respect to our investments during the three and six months ended June 30, 2012. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 8 securities with a total fair value of $1.6 million that have unrealized losses of approximately $29,000 as of June 30, 2012. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gain	$3	$2	$5	$3
Realized loss	—	—	(1)	—
Net realized gain	$3	$2	$4	$3

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and six months ended June 30, 2012, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash, restricted cash, cash equivalents and investments as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$13,395	—	—	$13,395
Money market	33,253	—	—	33,253
Cash and cash equivalents	46,648	—	—	46,648
Short-term investments:
Corporate notes and bonds	4,274	36	—	4,310
U.S. government and agency securities	1,005	10	—	1,015
Short-term investments	5,279	46	—	5,325
Long-term investments:
Corporate bonds and asset backed securities	13,943	242	(29)	14,156
Long-term investments	13,943	242	(29)	14,156
Cash, cash equivalents and investments	$65,870	288	(29)	$66,129

	December 31, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$8,768	—	—	$8,768
Money market	45,319	—	—	45,319
Cash and cash equivalents	54,087	—	—	54,087
Restricted cash:
Money market	500	—	—	500
Restricted cash	500	—	—	500
Short-term investments:
Corporate notes and bonds	1,400	6	(9)	1,397
Short-term investments	1,400	6	(9)	1,397
Long-term investments:
Corporate bonds and asset backed securities	12,084	309	(38)	12,355
U.S. government and agency securities	1,007	17	—	1,024
Long-term investments	13,091	326	(38)	13,379
Cash, restricted cash, cash equivalents and investments	$69,078	332	(47)	$69,363

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of June 30, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$5,279	$5,325
Due after one year through five years	13,937	14,137
Due after five years through ten years	6	19
Total	$19,222	$19,481

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”),  and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “seeks,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,””should,” “will,” “may” or other similar expressions in this report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, us.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends and uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

We offer multiple PC Postage service plans with different features and capabilities targeted to meet different customer needs. Our Pro plan offers a basic set of Stamps.com mailing & shipping features with single-user capability. Our Premiere plan, typically targeted at larger small businesses, adds multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances as compared to our Pro Plan feature set. Our Professional Shipper plan is typically targeted at higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. We have launched shipping integrations with several of these e-commerce focused companies over the past two years. Our Enterprise plan is typically targeted at organizations with multiple geographic locations and features enhanced reporting that allows a central location such as a corporate headquarters greater visibility and control over postage expenditures across its network of locations.

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

PhotoStamps

PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid US postage. With this product, individuals or businesses can create customized US postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via US Mail within a few business days.

When we refer to our PC Postage business, we are referring to our PC Postage Service and Integrations, Mailing & Shipping Supplies Store and Branded Insurance offering. We do not include our PhotoStamps business when we refer to our PC Postage business.

Results of Operations

Total revenue in the second quarter of 2012 was $28.2 million, an increase of 6% from $26.6 million in the second quarter of 2011.  Total revenue during the six months ended June 30, 2012 was $56.5 million, an increase of 14% from $49.4 million during the six months ended June 30, 2011.  PC Postage revenue, including service revenue, product revenue and insurance revenue from both the non-enhanced and enhanced promotion customers, in the second quarter of 2012 was $26.9 million, an increase of 17% from $23.1 million in the second quarter of 2011, and was $53.9 million in the six months ended June 30, 2012, an increase of 21% from $44.5 million in the six months ended June 30, 2011.  PhotoStamps revenue in the second quarter of 2012 was $1.3 million, a decrease of 64% from $3.5 million in the second quarter of 2011, and was $2.6 million in the six months ended June 30, 2012, a decrease of 47% from $4.9 million in the six months ended June 30, 2011.  The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2012 and 2011 and the resulting percentage change (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Service revenue	$21,781	$18,929	15%	$43,168	$36,166	19%
Product revenue	3,452	3,209	8%	7,381	6,574	12%
Insurance revenue	1,702	941	81%	3,364	1,774	90%
PC postage revenue	$26,935	$23,079	17%	$53,913	$44,514	21%

PhotoStamps revenue	$1,289	$3,548	(64%)	$2,601	$4,929	(47%)
Other revenue	3	3	-	6	4	50%
Total revenue	$28,227	$26,630	6%	$56,520	$49,447	14%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2012 as our estimated return-on-investment continued to be attractive.  Primarily as a result of these decisions, core PC Postage revenue for customers acquired through our non-enhanced promotion channels was $26.2 million in the second quarter of 2012, an increase of 18% from $22.3 million in the second quarter of 2011, and was $52.4 million in the six months ended June 30, 2012, an increase of 22% from $42.9 million in the six months ended June 30, 2011.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service.  We have been reducing our investment in this area over the last few years, which reduced our revenue for customers acquired through this channel to $732,000 in the second quarter of 2012, a decrease of 9% from $802,000 in the second quarter of 2011, and $1.5 million in the six months ended June 30, 2012, a decrease of 6% from $1.6 million in the six months ended June 30, 2011.

The following table sets forth the breakdown of PC Postage revenue between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for the three and six months ended June 30, 2012 and 2011 and the resulting percent change (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Non-enhanced promotion revenue	$26,203	$22,277	18%	$52,399	$42,907	22%
Enhanced promotion revenue	732	802	(9%)	1,514	1,607	(6%)
PC postage revenue	$26,935	$23,079	17%	$53,913	$44,514	21%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average monthly revenue per paid customer.

The number of paid customers originally acquired through our non-enhanced promotion channels during the second quarter of 2012 was approximately 418,000, an increase of 14% from the 368,000 in the second quarter of 2011. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The increase in paid customers in the second quarter of 2012 was attributable to increased customer acquisition in these channels. We believe the increased customer acquisition was primarily attributable to increased customer acquisition spending.  For customers originally acquired through our non-enhanced promotion channels, our average monthly revenue per paid customer for the second quarter of 2012 was $20.90, an increase of 3.5% compared to $20.20 for the second quarter of 2011. We believe the increase in average monthly revenue per paid customer was partially attributable to: (1) higher fees per paid customer from our high volume shipping and enterprise customer segments, and (2) an increase in insurance purchases per paid customer driven by our focus on shipping and new insurance features partially offset by a decrease in the average store revenue per paid customer driven by decreased purchases of our NetStamps labels.

Revenue by Product

The following table shows our revenue and revenue as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenues
Service	$21,781	$18,929	$43,168	$36,166
Product	3,452	3,209	7,381	6,574
Insurance	1,702	941	3,364	1,774
PhotoStamps	1,289	3,548	2,601	4,929
Other	3	3	6	4
Total revenues	$28,227	$26,630	$56,520	$49,447
Revenue as a percentage of total revenues
Service	77%	71%	76%	73%
Product	12%	12%	13%	13%
Insurance	6%	4%	6%	4%
PhotoStamps	5%	13%	5%	10%
Other	0%	0%	0%	0%
Total revenues	100%	100%	100%	100%

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

Service revenue increased 15% to $21.8 million in the second quarter of 2012 from $18.9 million in the second quarter of 2011 and increased 19% to $43.2 million in the six months ended June 30, 2012 from $36.2 million in the six months ended June 30, 2011. The 15% increase in service revenue during the second quarter of 2012 consisted of a 16% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 9% decrease in service revenue from customers acquired through our enhanced promotion channel. The 16% increase in service revenue from customers through the non-enhanced promotion channels consisted of a 14% increase in paid customers and a 2% increase in average service revenue per customer.  The 19% increase in service revenue during the six months ended June 30, 2012 consisted of a 20% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 6% decrease in service revenue from customers acquired through our enhanced promotion channel.

Product revenue increased 8% to $3.5 million in the second quarter of 2012 from $3.2 million in the second quarter of 2011 and increased 12% to $7.4 million in the six months ended June 30, 2012 from $6.6 million in the six months ended June 30, 2011. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) the postal rate increase in January, 2012 which generated incremental label sales for the period of time around the rate increase; (3) marketing our Supplies Store to our existing customer base; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the second quarter of 2012 was $233 million, a 53% increase from the $152 million printed during the second quarter of 2011 and $454 million in the six months ended June 30, 2012, a 53% increase from $296 million printed in the six months ended June 30, 2011.

Insurance revenue increased 81% to $1.7 million in the second quarter of 2012 from $941,000 in the second quarter of 2011 and increased 90% to $3.4 million in the six months ended June 30, 2012 from $1.8 million in the six months ended June 30, 2011. This increase was primarily attributable to (1) the expansion of our existing package insurance offering to cover packages being shipped to international destinations, (2) insurance purchases resulting from our partnership with Amazon.com, and (3) increased insurance purchases by high volume shippers.

We continued to reduce our PhotoStamps sales and marketing spending in the second quarter of 2012 compared with the second quarter of 2011, and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business.  Further, during the second quarter of 2011, we first applied breakage accounting to our PhotoStamps boxes sold through retail channels.  This initial recognition of PhotoStamps retail box breakage resulted in an additional $2.2 million of PhotoStamps revenue.  As a result of our decision to decrease PhotoStamps sales and marketing and the initial recognition of PhotoStamps retail box breakage in the second quarter of 2011, PhotoStamps revenue decreased 64% to $1.3 million in the second quarter of 2012 from $3.5 million in the second quarter of 2011 and decreased 47% to $2.6 million in the six months ended June 30, 2012 from $4.9 million in the six months ended June 30, 2011. Total PhotoStamps sheets shipped was approximately 69,000 in the second quarter of 2012, a 6% decrease compared to 73,000 in the second quarter of 2011 and was 145,000 in the six months ended June 30, 2012, a decrease of 4% compared to 151,000 in the six months ended June 30, 2011.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $3,000 in the second quarter of 2012 and 2011 and $6,000 in the six months ended June 30, 2012 compared to $4,000 in the six months ended June 30, 2011. Commission revenue is currently not material to our consolidated financial statements.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of Revenues
Service	$3,829	$3,617	$8,068	$7,197
Product	1,278	1,148	2,738	2,440
Insurance	562	358	1,097	620
PhotoStamps	969	1,562	1,998	2,652
Total cost of revenues	$6,638	$6,685	$13,901	$12,909
Cost as percentage of associated revenues
Service	18%	19%	19%	20%
Product	37%	36%	37%	37%
Insurance	33%	38%	33%	35%
PhotoStamps	75%	44%	77%	54%
Total cost as a percentage of total revenues	24%	25%	25%	26%

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

Cost of service revenue increased 6% to $3.8 million in the second quarter of 2012 from $3.6 million in the second quarter of 2011 and increased 12% to $8.1 million in the six months ended June 30, 2012 from $7.2 million in the six months ended June 30, 2011. The increase during the second quarter 2012 is primarily attributable to higher customer service costs to support our growing customer base. The increase during the six months ended June 30, 2012 is primarily attributable to higher promotional expense as a result of the increase in customer acquisition and higher customer service costs to support our growing customer base.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $832,000 and $868,000 in the second quarter of 2012 and 2011, respectively. Promotional expense was $1.9 million and $1.7 million in the six months ended June 30, 2012 and 2011, respectively.

Cost of product revenue increased 11% to $1.3 million in the second quarter of 2012 from $1.1 million in the second quarter of 2011 and increased 12% to $2.7 million in the six months ended June 30, 2012 from $2.4 million in the six months ended June 30, 2011. The increase, both in the three and six months ended June 30, 2012 is primarily due to increased product revenue as we continue to grow our paid customer base, market our Supplies Store to our existing customer base and the increased in printed postage, which helps drive sales of consumable supplies such as labels.

Cost of insurance revenue increased 57% to approximately $562,000 in the second quarter of 2012 from approximately $358,000 in the second quarter of 2011 and increased 77% to $1.1 million in the six months ended June 30, 2012 from $620,000 in the six months ended June 30, 2011. The increase, both in the three and six months ended June 30, 2012, is primarily due to increased insurance revenue resulting from increased activity by our high volume shipping customers.

Cost of PhotoStamps revenue decreased 38% to $969,000 in the second quarter of 2012 from $1.6 million in the second quarter of 2011 and decreased 25% to $2.0 million in the six months ended June 30, 2012 from $2.7 million in the six months ended June 30, 2011. The decrease is primarily attributable to the decrease in sales and marketing, which reduced PhotoStamps revenue and the decrease in cost of PhotoStamps revenue related to the retail box breakage, which we initially recognized in the second quarter of 2011.

Operating Expenses

The following table is our operating expense and operating expense as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating expenses:
Sales and marketing	$9,775	$8,480	$19,882	$16,756
Research and development	2,555	2,332	5,212	4,605
General and administrative	3,435	3,506	7,280	6,966
Total operating expenses	$15,765	$14,318	$32,374	$28,327
Operating expenses as a percent of total revenue:
Sales and marketing	35%	32%	35%	34%
Research and development	9%	9%	9%	9%
General and administrative	12%	13%	13%	14%
Total operating expenses	56%	54%	57%	57%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 15% to $9.8 million in the second quarter of 2012 from $8.5 million in the second quarter of 2011 and increased 19% to $19.9 million in the six months ended June 30, 2012 from $16.8 million in the six months ended June 30, 2011.  This increase is primarily due to increased marketing expenditures to acquire customers in our core PC Postage business.  Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 10% to $2.6 million in the second quarter of 2012 from $2.3 million in the second quarter of 2011 and increased 13% to $5.2 million in the six months ended June 30, 2012 from $4.6 million in the six months ended June 30, 2011.  The increase is primarily due to an increase in stock-based compensation expense and other headcount-related expenses as we continued to invest in the development and enhancement of our PC Postage solution.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense decreased 2% to $3.4 million in the second quarter of 2012 from $3.5 million in the second quarter of 2011, and increased 4% to $7.3 million in the six months ended June 30, 2012 from $7.0 million in the six months ended June 30, 2011. The decrease during the second quarter 2012 is primarily due to the decrease in legal fees as a result of our Endicia litigation settlement in March 2012. The increase during the six months ended June 30, 2012 is primarily due to an increase in stock-based compensation expense and legal expenses related to our Endicia litigation that were incurred during the first quarter of 2012 prior to the settlement of that litigation.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net increased 12% to approximately $163,000 in the second quarter of 2012 from approximately $145,000 in the second quarter of 2011 and decreased 5% to $287,000 in the six months ended June 30, 2012 from $301,000 in the six months ended June 30, 2011.  The increase during the second quarter is primarily attributable to our rental income.  The decrease in interest and other income during the six months ended June 30, 2012 is primarily due to lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments.

Provision for Income Taxes

Income tax expense was $64,000 and $95,000 in the second quarter of 2012 and 2011, respectively. The decrease during the second quarter of 2012 is primarily due to lower taxable income. During the six months ended June 30, 2012, we incurred an income tax benefit of $11.8 million compared with an income tax expense of $160,000 in the six months ended June 30, 2011.  During the first quarter of 2012, our net income tax benefit consisted of a reduction of a portion of our valuation allowance on our deferred tax asset (as described below) and federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with Accounting Standards Codification (“ASC”) 740 based on all available positive and negative evidence. On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (“PSI”) to resolve all outstanding patent litigation among the parties (see Note 2 – Legal Proceedings for further description).  Because of the PSI litigation settlement during the first quarter of 2012, we eliminated what had previously been negative evidence.  The litigation settlement now becomes positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that  a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. We did not release any additional portion of our valuation allowance during the second quarter of 2012 and as of June 30, 2012, we currently have approximately $28.0 million of net deferred tax assets and we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

We recorded income tax expense for corporate alternative minimum federal and state taxes of approximately $64,000 and $164,000 during the three and six months ended June 30, 2012, respectively.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011 we had approximately $66 million and $69 million, respectively, in cash, cash equivalents, restricted cash and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

On January 23, 2012, we completed the previously announced purchase of two adjacent buildings in El Segundo, California that will serve as our future headquarters for an aggregate purchase price of $13.4 million. We are currently engaged in a renovation and construction project on the property which we estimate has approximately $5.5 million of additional investment left to be spent in the second half of 2012. We expect to transfer our operations and personnel to our new headquarters following substantial completion of the project in the third quarter of 2012. We will occupy a portion of the space, with the remaining portion of the space continuing to be leased to the existing tenants. The purchase of the property and renovations are being funded out of our existing cash and investments.

Net cash provided by operating activities was $13.6 million and $5.3 million during the six months ended June 30, 2012 and 2011, respectively.  The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and the resulting changes in our operating assets and liabilities.

Net cash used in investing activities was $26.2 million during the six months ended June 30, 2012 and net cash provided in investing activities was $2.3 million during the six months ended June 30, 2011. The increase in net cash used in investing activities was primarily due to the purchase of our new corporate headquarters and purchase of investments.

Net cash provided by financing activities was $5.1 million during the six months ended June 30, 2012 and net cash used in financing activities was $3.6 million during the six months ended June 30, 2011.  The increase in net cash provided by financing activities is mainly due to proceeds from the exercise of options under our stock option plan and the decrease of stock purchased through our stock repurchase program.

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

•	We expect General and Administrative expenses to be flat to down 5% in 2012 as compared to 2011.

Our results are subject to macro economic factors and other factors which could cause these trends to be better or worse than our current expectations.  See Item 1A. “Risk Factors” on page 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 and the discussion of forward-looking statements on page 16 of this Report.

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

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $225 million and $120 million, respectively.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of June 30, 2012 we were at approximately a 17 % level compared with the 50% level that would trigger impairment of our NOL asset.

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

 As of July 31, 2012, we had approximately 16.4 million shares outstanding, and therefore ownership of approximately 820,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At June 30, 2012, our cash, cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturity of 190 days. At June 30, 2012 our cash, cash equivalents and investments approximated $66 million and had a related weighted average interest rate of approximately 0.7%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended June 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the second quarter of 2012.

On July 19, 2012, the board of directors approved a new share repurchase plan effective upon the expiration of the current plan on August 18, 2012, authorizing the Company to repurchase up to 1.0 million shares of our stock during the following six months.

We will consider repurchasing stock in the future by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We have no commitment to make any repurchases of our stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.26	Patent License and Settlement Agreement, dated April 23, 2012. *

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

August 9, 2012	By:	/s/ KEN MCBRIDE
Ken McBride
Chief Executive Officer

August 9, 2012	By:	/s/ KYLE HUEBNER
Kyle Huebner
Chief Financial Officer