Form 10-Q
period 2012-09-30
STAMPS.COM INC
filed 2012-11-08
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 15,605,989 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,873	$54,087
Restricted cash	—	500
Short-term investments	4,301	1,397
Accounts receivable, net	11,689	10,466
Other current assets	4,824	5,476
Total current assets	53,687	71,926
Property and equipment, net	26,356	2,165
Intangible assets, net	1,334	837
Long-term investments	14,101	13,379
Deferred income taxes.	28,040	16,125
Other assets	3,722	3,548
Total assets	$127,240	$107,980

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,013	$12,075
Deferred revenue	1,571	1,898
Total current liabilities	14,584	13,973
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2012 and 2011
Issued shares: 27,302 in 2012 and 26,856 in 2011
Outstanding shares: 15,648 in 2012 and 16,163 in 2011	50	49
Additional paid-in capital	646,737	637,483
Accumulated deficit	(391,078)	(420,338)
Treasury stock, at cost, 11,654 shares in 2012 and 10,693 in 2011	(143,371)	(123,472)
Accumulated other comprehensive income	318	285
Total stockholders’ equity	112,656	94,007
Total liabilities and stockholders’ equity	$127,240	$107,980

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Service	$22,631	$19,216	$65,799	$55,382
Product	3,495	3,194	10,876	9,768
Insurance	1,774	1,085	5,138	2,859
PhotoStamps	1,170	1,422	3,771	6,351
Other	1	1	7	5
Total revenues	29,071	24,918	85,591	74,365
Cost of revenues:
Service	3,720	3,704	11,788	10,901
Product	1,271	1,146	4,009	3,586
Insurance	573	378	1,670	998
PhotoStamps	929	1,094	2,927	3,746
Total cost of revenues	6,493	6,322	20,394	19,231
Gross profit	22,578	18,596	65,197	55,134
Operating expenses:
Sales and marketing	8,915	8,323	28,797	25,079
Research and development	2,625	2,411	7,837	7,016
General and administrative	3,953	3,428	11,233	10,394
Total operating expenses	15,493	14,162	47,867	42,489
Income from operations	7,085	4,434	17,330	12,645

Interest and other income, net	122	133	409	434
Income before income taxes	7,207	4,567	17,739	13,079
Income tax expense (benefit)	230	39	(11,521)	199
Net income	$6,977	$4,528	$29,260	$12,880
Net income per share
Basic	$0.43	$0.31	$1.80	$0.89
Diluted	$0.42	$0.30	$1.72	$0.88
Weighted average shares outstanding
Basic	16,103	14,556	16,273	14,454
Diluted	16,675	15,059	17,015	14,707

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$6,977	$4,528	$29,260	$12,880
Other comprehensive income:
Unrealized gain (loss) on investment	59	(44)	33	(101)
Comprehensive income	$7,036	$4,484	$29,293	$12,779

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$29,260	$12,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,122	669
Stock-based compensation expense	3,175	2,605
Deferred income tax	(11,915)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,223)	(2,045)
Other current assets	652	(501)
Other assets	(174)	(44)
Deferred revenue	(327)	(2,160)
Accounts payable and accrued expenses	294	1,116
Net cash provided by operating activities	20,864	12,520

Investing activities:
Sale of short-term investments	1,581	3,566
Purchase of short-term investments	(4,449)	—
Sale of long-term investments	4,873	3,243
Purchase of long-term investments	(5,598)	—
Release of restricted cash	500	—
Purchase of property and equipment	(25,166)	(803)
Net cash (used in) provided by investing activities	(28,259)	6,006

Financing activities:
Proceeds from exercise of stock options	5,163	8,906
Issuance of common stock under ESPP	917	716
Repurchase of common stock	(19,899)	(5,321)
Net cash (used in) provided by financing activities	(13,819)	4,301
Net (decrease) increase in cash and cash equivalents	(21,214)	22,827
Cash and cash equivalents at beginning of period	54,087	8,071
Cash and cash equivalents at end of period	$32,873	$30,898

Supplemental Information:
Capital expenditure accrued but not paid at period end	644	—

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2012, our results of operations for the three and nine months ended September 30, 2012, and our cash flows for the nine months ended September 30, 2012.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Contingencies and Litigation

We are subject to various routine litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We record liabilities for claims against us when the loss is probable and estimable. Amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results could differ from estimates.

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

On January 23, 2012, we completed the purchase of our new corporate headquarters in El Segundo, California for an aggregate purchase price of $13.4 million of which approximately $7.2 million was allocated to land value and $5.5 million was allocated to building value. The purchase was accounted for as a business combination.  The building is being depreciated on a straight-line basis over the estimated useful life of 40 years; the land is an asset that does not get depreciated.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets and is being amortized over the remaining actual lease terms which are as long as 5.5 years.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

Revenue Recognition

We recognize revenue from product sales or services rendered, as well as commissions from advertising or sale of products by third party vendors to our customer base when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Service revenue is primarily derived from monthly subscription and transaction fees and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including PhotoStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue, are estimated using historical experience. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three and nine months ended September 30, 2012 and 2011.

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

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million, which was $0.15 on a per share basis using fully diluted shares as of June 30, 2011 (revenue divided by fully diluted shares outstanding, exclusive of any current or prior period costs related to the retail programs), of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue. We continue to recognize retail box breakage revenue from PhotoStamps retail boxes using the redemption recognition method.  PhotoStamps retail box breakage revenue during the third quarter of 2012 and 2011 were not significant to our consolidated financial statements.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

Recent Accounting Pronouncements

In July 2012, FASB issued Accounting Standards Update No. 2012-02, Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), which provides the option for companies to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible is impaired. This is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not anticipate the adoption of ASU 2012-02 will have a material impact on our consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$6,977	$4,528	$29,260	$12,880

Basic - weighted average common shares	16,103	14,556	16,273	14,454
Diluted effect of common stock equivalents	572	503	742	253
Diluted - weighted average common shares	16,675	15,059	17,015	14,707

Earnings per share:
Basic	$0.43	$0.31	$1.80	$0.89
Diluted	$0.42	$0.30	$1.72	$0.88

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive stock option shares	174	182	108	1,344

As of September 30, 2012, there were approximately 2.0 million stock option shares outstanding.

4.	Stock-Based Employee Compensation

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense relating to:
Employee and director stock options	$798	$853	$2,622	$2,298
Employee stock purchases	86	154	553	307
Total stock-based compensation expense	$884	$1,007	$3,175	$2,605

Stock-based compensation expense relating to:
Cost of revenues	$69	$90	$265	$213
Sales and marketing	197	206	692	574
Research and development	204	234	726	574
General and administrative	414	477	1,492	1,244
Total stock-based compensation expense	$884	$1,007	$3,175	$2,605

We use the Black-Scholes option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed at the date of grant.  The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.4%	1.3%	0.4%	1.7%
Expected volatility	49%	49%	51%	48%
Expected life (in years)	3.7	4.0	3.7	4.2
Expected forfeiture rate	6%	12%	7%	9%

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, other intellectual property and leases-in-place with a gross carrying value of $9.4 million and accumulated amortization of approximately $8.1 million as of September 30, 2012 and a gross carrying value of $8.7 million and accumulated amortization of approximately $7.8 million as of December 31, 2011. The expected useful lives of our amortizable intangible assets range from approximately 5 to 17 years. The weighted average amortization period for our amortizable intangible assets is approximately 7.0 years.  During 2011, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2011 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2011. Our expected yearly amortization expense for the next five years is approximately $168,000.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Income Taxes

During the three and nine months ended September 30, 2012, our income tax expense and net income tax benefit, respectively, consisted of federal and state alternative minimum taxes and a reduction of a portion of our valuation allowance on our deferred tax asset (as described below). Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.

On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (PSI) to resolve all outstanding patent litigation among the parties. Because the PSI litigation settlement occurred during the first quarter of 2012, we eliminated what had previously been negative evidence at that time.  The litigation settlement then became positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. We did not release any additional portion of our valuation allowance in the second and third quarters of 2012 and as of September 30, 2012, we had $28.0 million of net deferred tax assets recorded on our balance sheet, and we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

We recorded income tax expense for corporate alternative minimum U.S. federal and state taxes of approximately $230,000 and $394,000 during the three and nine months ended September 30, 2012, respectively. We recorded corporate alternative minimum federal taxes of approximately $39,000 and $199,000 during the three and nine months ended September 30, 2011, respectively. We did not incur any additional California state income tax as a result of the state NOL suspension during the three and nine months ended September 30, 2011, as we were able to offset 100% of our state income tax liability through the use of our tax credits.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$32,873	$32,873	$—	$—
Available-for-sale debt securities	18,402	—	18,402	—
Total	$51,275	$32,873	$18,402	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents and restricted cash	$54,587	$54,587	$—	$—
Available-for-sale debt securities	14,776	—	14,776	—
Total	$69,363	$54,587	$14,776	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of September 30, 2012.

8.	Cash Equivalents and Investments

Our cash equivalents, restricted cash and investments consist of money market, asset-backed securities, U.S. government obligations, and public corporate debt securities at September 30, 2012 and December 31, 2011. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income using the specific identification method.  Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value, and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 5 securities with a total fair value of $105,000 that have unrealized losses of approximately $11,000 as of September 30, 2012.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes realized gains and losses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Realized gain	$4	$1	$9	$4
Realized loss	—	—	(1)	—
Net realized gain	$4	$1	$8	$4

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and nine months ended September 30, 2012, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuers
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following tables summarize our cash, restricted cash, cash equivalents and investments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$6,515	—	—	$6,515
Money market	26,358	—	—	26,358
Cash and cash equivalents	32,873	—	—	32,873
Short-term investments:
Corporate notes and bonds	3,259	26	—	3,285
U.S. government and agency securities	1,009	7	—	1,016
Short-term investments	4,268	33	—	4,301
Long-term investments:
Corporate bonds and asset backed securities	13,816	296	(11)	14,101
Long-term investments	13,816	296	(11)	14,101
Cash, cash equivalents and investments	$50,957	329	(11)	$51,275

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$8,768	—	—	$8,768
Money market	45,319	—	—	45,319
Cash and cash equivalents	54,087	—	—	54,087
Restricted cash:
Money market	500	—	—	500
Restricted cash	500	—	—	500
Short-term investments:
Corporate notes and bonds	1,400	6	(9)	1,397
Short-term investments	1,400	6	(9)	1,397
Long-term investments:
Corporate bonds and asset backed securities	12,084	309	(38)	12,355
U.S. government and agency securities	1,007	17	—	1,024
Long-term investments	13,091	326	(38)	13,379
Cash, restricted cash, cash equivalents and investments	$69,078	332	(47)	$69,363

The following table summarizes contractual maturities of our marketable fixed-income securities as of September 30, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$4,268	$4,301
Due after one year through five years	13,816	14,101
Total	$18,084	$18,402

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”),  and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “seeks,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,” ”should,” “will,” “may” or other similar expressions in this report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, us.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends and uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

Our USPS-approved PC Postage service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS and international mail classes. Customers can also add USPS Special Services such as Delivery Confirmation TM, Signature Confirmation TM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery to their mail pieces. Our customers can print postage (1) on NetStamps® labels, which can be used just like regular stamps, (2) directly on envelopes, postcards or other types of mail or labels, in a single-step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

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

We offer multiple PC Postage service plans with different features and capabilities targeted to meet different customer needs. Our Pro plan offers a basic set of Stamps.com mailing and shipping features with single-user capability. Our Premiere plan, typically targeted at larger small businesses, adds multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances as compared to our Pro Plan feature set. Our Professional Shipper plan is typically targeted at higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. We have launched shipping integrations with several of these e-commerce focused companies over the past two years. Our Enterprise plan is typically targeted at organizations with multiple geographic locations and features enhanced reporting that allows a central location such as a corporate headquarters greater visibility and control over postage expenditures across its network of locations.

Customers typically pay us a monthly service fee ranging from $15.99 to $39.99 depending on the service plan. In certain circumstances, customers may be on a plan where they do not owe us any monthly service fees. We have an arrangement with the USPS under which if a customer or integration partner prints a certain amount of Priority or Express Mail postage, they can qualify to have their service fees waived or refunded and the USPS compensates us directly. In addition, we also have plans for less than $15.99 which offer more limited functionality that are targeted at retaining customers who print a lower volume of postage.

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

In July 2010, we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they do not have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from the USPS. A transaction fee of $0.07 per label is charged to non-subscription customers for each label printed. In October 2012, Amazon.com launched an additional Marketplace USPS shipping solution based on a permit mail system, and we expect this to have a negative impact on our future revenue from this partnership. Our shipping solution remains an option for Amazon.com Marketplace merchants, and we continue to provide the integrated Amazon.com Marketplace solution to our existing Stamps.com subscription customers.

In February 2011, we were awarded a contract from the USPS to provide the electronic postage for shipping transactions generated by Click-N-Ship®, a web-based service available at USPS.com that allows USPS customers to purchase and print shipping labels for domestic and international Priority and Express packages at no additional mark-up over the cost of postage.

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

Results of Operations

Total revenue in the third quarter of 2012 was $29.1 million, an increase of 17% from $24.9 million in the third quarter of 2011.  Total revenue during the nine months ended September 30, 2012 was $85.6 million, an increase of 15% from $74.4 million during the nine months ended September 30, 2011.  PC Postage revenue, including service revenue, product revenue and insurance revenue from both the non-enhanced and enhanced promotion customers, in the third quarter of 2012 was $27.9 million, an increase of 19% from $23.5 million in the third quarter of 2011, and was $81.8 million in the nine months ended September 30, 2012, an increase of 20% from $68.0 million in the nine months ended September 30, 2011.  PhotoStamps revenue in the third quarter of 2012 was $1.2 million, a decrease of 18% from $1.4 million in the third quarter of 2011, and was $3.8 million in the nine months ended September 30, 2012, a decrease of 41% from $6.4 million in the nine months ended September 30, 2011.  The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2012 and 2011 and the resulting percentage change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
Service revenue	$22,631	$19,216	18%	$65,799	$55,382	19%
Product revenue	3,495	3,194	9%	10,876	9,768	11%
Insurance revenue	1,774	1,085	64%	5,138	2,859	80%
PC postage revenue	$27,900	$23,495	19%	$81,813	$68,009	20%

PhotoStamps revenue	$1,170	$1,422	(18%)	$3,771	$6,351	(41%)
Other revenue	1	1	-	7	5	40%
Total revenue	$29,071	$24,918	17%	$85,591	$74,365	15%

We use several PC Postage marketing channels to acquire customers, including partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others. Beginning in 2007, we significantly increased our investment in our non-enhanced promotion marketing channels based on our estimated high return-on-investment in that area, and we continued to increase our investment in 2012 as our estimated return-on-investment continued to be attractive.  Primarily as a result of these decisions, core PC Postage revenue for customers acquired through our non-enhanced promotion channels was $27.2 million in the third quarter of 2012, an increase of 20% from $22.7 million in the third quarter of 2011, and was $79.6 million in the nine months ended September 30, 2012, an increase of 21% from $65.6 million in the nine months ended September 30, 2011.

In the enhanced promotion channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service.  We have been reducing our investment in this area over the last few years, which reduced our revenue for customers acquired through this channel to $738,000 in the third quarter of 2012, a decrease of 6% from $787,000 in the third quarter of 2011, and $2.3 million in the nine months ended September 30, 2012, a decrease of 6% from $2.4 million in the nine months ended September 30, 2011.

The following table sets forth the breakdown of PC Postage revenue between customers acquired through our non-enhanced promotion channels and customers acquired through our enhanced promotion channels for the three and nine months ended September 30, 2012 and 2011 and the resulting percent change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
Non-enhanced promotion revenue	$27,162	$22,708	20%	$79,561	$65,615	21%
Enhanced promotion revenue	738	787	(6%)	2,252	2,394	(6%)
PC postage revenue	$27,900	$23,495	19%	$81,813	$68,009	20%

The increase in revenue from customers acquired through our non-enhanced promotion channels was driven by both an increase in paid customers and an increase in average monthly revenue per paid customer.

The number of paid customers originally acquired through our non-enhanced promotion channels during the third quarter of 2012 was approximately 419,000, an increase of 12% from 374,000 in the third quarter of 2011. We define paid customers for the quarter as those from whom we successfully collected service fees at least once during that quarter.

The increase in paid customers in the third quarter of 2012 was attributable to increased customer acquisition in these channels. We believe the increased customer acquisition was primarily attributable to increased customer acquisition spending.  For customers originally acquired through our non-enhanced promotion channels, our average monthly revenue per paid customer for the third quarter of 2012 was $21.62, an increase of 7% compared to $20.25 for the third quarter of 2011. We believe the increase in average monthly revenue per paid customer was partially attributable to: (1) higher service fees per paid customer from our high volume shipping and enterprise customer segments, and (2) an increase in insurance purchases per paid customer driven by our focus on shipping and new insurance features.

Revenue by Product

The following table shows our revenue and revenue as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenues
Service	$22,631	$19,216	$65,799	$55,382
Product	3,495	3,194	10,876	9,768
Insurance	1,774	1,085	5,138	2,859
PhotoStamps	1,170	1,422	3,771	6,351
Other	1	1	7	5
Total revenues	$29,071	$24,918	$85,591	$74,365
Revenue as a percentage of total revenues
Service	78%	77%	77%	74%
Product	12%	13%	13%	13%
Insurance	6%	4%	6%	4%
PhotoStamps	4%	6%	4%	9%
Other	0%	0%	0%	0%
Total revenues	100%	100%	100%	100%

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

Service revenue increased 18% to $22.6 million in the third quarter of 2012 from $19.2 million in the third quarter of 2011 and increased 19% to $65.8 million in the nine months ended September 30, 2012 from $55.4 million in the nine months ended September 30, 2011. The 18% increase in service revenue during the third quarter of 2012 consisted of a 19% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 6% decrease in service revenue from customers acquired through our enhanced promotion channel. The 19% increase in service revenue from customers through the non-enhanced promotion channels consisted of a 12% increase in paid customers and a 6% increase in average service revenue per customer.  The 19% increase in service revenue during the nine months ended September 30, 2012 consisted of a 20% increase in service revenue from customers acquired through our non-enhanced promotion channels and a 6% decrease in service revenue from customers acquired through our enhanced promotion channel.

Product revenue increased 9% to $3.5 million in the third quarter of 2012 from $3.2 million in the third quarter of 2011 and increased 11% to $10.9 million in the nine months ended September 30, 2012 from $9.8 million in the nine months ended September 30, 2011. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) the postal rate increase in January, 2012 which generated incremental label sales for the period of time around the rate increase; (3) marketing our Supplies Store to our existing customer base; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the third quarter of 2012 was $293 million, a 78% increase from the $165 million printed during the third quarter of 2011 and $747 million in the nine months ended September 30, 2012, a 62% increase from $461 million printed in the nine months ended September 30, 2011.

Insurance revenue increased 64% to $1.8 million in the third quarter of 2012 from $1.1 million in the third quarter of 2011 and increased 80% to $5.1 million in the nine months ended September 30, 2012 from $2.9 million in the nine months ended September 30, 2011. This increase was primarily attributable to: (1) the expansion of our existing package insurance offering to cover packages being shipped to international destinations; (2) insurance purchases resulting from our partnership with Amazon.com; and (3) increased insurance purchases by high volume shippers.

We continued to reduce our PhotoStamps sales and marketing spending in the third quarter of 2012 compared with the third quarter of 2011, and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business.  Further, during the second quarter of 2011, we first applied breakage accounting to our PhotoStamps boxes sold through retail channels.  This initial recognition of PhotoStamps retail box breakage resulted in an additional $2.2 million of PhotoStamps revenue.  As a result of our decision to decrease PhotoStamps sales and marketing and the initial recognition of PhotoStamps retail box breakage in the second quarter of 2011, PhotoStamps revenue decreased 18% to $1.2 million in the third quarter of 2012 from $1.4 million in the third quarter of 2011 and decreased 41% to $3.8 million in the nine months ended September 30, 2012 from $6.4 million in the nine months ended September 30, 2011. As a result of the reduced marketing spend, total PhotoStamps sheets shipped was approximately 55,000 in the third quarter of 2012, a 27% decrease compared to 76,000 in the third quarter of 2011 and was 200,000 in the nine months ended September 30, 2012, a decrease of 12% compared to 227,000 in the nine months ended September 30, 2011.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $1,000 in the third quarter of 2012 and 2011 and $7,000 in the nine months ended September 30, 2012 compared to $5,000 in the nine months ended September 30, 2011. Commission revenue from the advertising or sale of products by third party vendors is currently not material to our consolidated financial statements.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of Revenues
Service	$3,720	$3,704	$11,788	$10,901
Product	1,271	1,146	4,009	3,586
Insurance	573	378	1,670	998
PhotoStamps	929	1,094	2,927	3,746
Total cost of revenues	$6,493	$6,322	$20,394	$19,231
Cost as percentage of associated revenues
Service	16%	19%	18%	20%
Product	36%	36%	37%	37%
Insurance	32%	35%	33%	35%
PhotoStamps	79%	77%	78%	59%
Total cost as a percentage of total revenues	22%	25%	24%	26%

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

Cost of service revenue was unchanged at $3.7 million in the third quarter of 2012 and 2011 and increased 8% to $11.8 million in the nine months ended September 30, 2012 from $10.9 million in the nine months ended September 30, 2011. Cost of service revenue remained the same in the third quarter of 2012 compared with the third quarter of 2011 primarily as a result of higher customer service costs to support our growing customer base, offset by the decrease in promotional expense as a result of lower actual redemptions.  The increase in cost of service revenue during the nine months ended September 30, 2012 is primarily attributable to higher customer service costs to support our growing customer base.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $732,000 and $897,000 in the third quarters of 2012 and 2011, respectively. Promotional expense was $2.7 million and $2.6 million in the nine months ended September 30, 2012 and 2011, respectively.

Cost of product revenue increased 11% to $1.3 million in the third quarter of 2012 from $1.1 million in the third quarter of 2011 and increased 12% to $4.0 million in the nine months ended September 30, 2012 from $3.6 million in the nine months ended September 30, 2011. The increase, in both the three and nine months ended September 30, 2012, was consistent with the increase in product revenue.

Cost of insurance revenue increased 52% to approximately $573,000 in the third quarter of 2012 from approximately $378,000 in the third quarter of 2011 and increased 68% to $1.7 million in the nine months ended September 30, 2012 from $998,000 in the nine months ended September 30, 2011. The increase, both in the three and nine months ended September 30, 2012, is primarily due to increased insurance revenue resulting from increased activity by our high volume shipping customers.

Cost of PhotoStamps revenue decreased 15% to $929,000 in the third quarter of 2012 from $1.1 million in the third quarter of 2011 and decreased 22% to $2.9 million in the nine months ended September 30, 2012 from $3.7 million in the nine months ended September 30, 2011. The decrease for the three months ended September 30, 2012 is primarily attributable to the decrease in PhotoStamps revenue.  The decrease for the nine months ended September 30, 2012 is primarily attributable to the decrease in PhotoStamps revenue and the decrease in cost of PhotoStamps revenue related to the retail box breakage, which we initially recognized in the second quarter of 2011.

Operating Expenses

The following table is our operating expense and operating expense as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating expenses:
Sales and marketing	$8,915	$8,323	$28,797	$25,079
Research and development	2,625	2,411	7,837	7,016
General and administrative	3,953	3,428	11,233	10,394
Total operating expenses	$15,493	$14,162	$47,867	$42,489
Operating expenses as a percent of total revenue:
Sales and marketing	31%	33%	34%	34%
Research and development	9%	10%	9%	9%
General and administrative	13%	14%	13%	14%
Total operating expenses	53%	57%	56%	57%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 7% to $8.9 million in the third quarter of 2012 from $8.3 million in the third quarter of 2011 and increased 15% to $28.8 million in the nine months ended September 30, 2012 from $25.1 million in the nine months ended September 30, 2011.  The increase during both the third quarter of 2012 and the nine months ended September 30, 2012 is primarily due to increased marketing expenditures to acquire customers in our core PC Postage business.  Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 9% to $2.6 million in the third quarter of 2012 from $2.4 million in the third quarter of 2011 and increased 12% to $7.8 million in the nine months ended September 30, 2012 from $7.0 million in the nine months ended September 30, 2011.  The increase during the third quarter of 2012 is primarily due to headcount-related expenses as we continued to invest in the development and enhancement of our PC Postage solution.  The increase during the nine months ended September 30, 2012 is primarily due to an increase in stock-based compensation expense and other headcount-related expenses as we continued to invest in the development and enhancement of our PC Postage solution.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 15% to $4.0 million in the third quarter of 2012 from $3.4 million in the third quarter of 2011 and increased 8% to $11.2 million in the nine months ended September 30, 2012 from $10.4 million in the nine months ended September 30, 2011. The increase during the third quarter 2012 is primarily due to the one-time relocation expense we incurred associated with the move to our new corporate headquarters. The increase during the nine months ended September 30, 2012 is primarily due to the one-time relocation expense as described above and an increase in stock-based compensation and headcount related expenses.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net decreased 8% to approximately $122,000 in the third quarter of 2012 from approximately $133,000 in the third quarter of 2011 and decreased 6% to $409,000 in the nine months ended September 30, 2012 from $434,000 in the nine months ended September 30, 2011.  The decrease both during the third quarter and nine months ended September 30, 2012 is primarily due to lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments.

Provision for Income Taxes

Income tax expense was $230,000 and $39,000 in the third quarter of 2012 and 2011, respectively. The increase during the third quarter of 2012 is primarily due to higher taxable income. During the nine months ended September 30, 2012, we incurred an income tax benefit of $11.5 million compared with an income tax expense of $199,000 in the nine months ended September 30, 2011.  During the first quarter of 2012, our net income tax benefit consisted of a reduction of a portion of our valuation allowance on our deferred tax asset (as described below) and federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with Accounting Standards Codification (“ASC”) 740 based on all available positive and negative evidence. On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (“PSI”) to resolve all outstanding patent litigation among the parties.  Because the PSI litigation settlement occurred during the first quarter of 2012, we eliminated what had previously been negative evidence at that time.  The litigation settlement then became positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. We did not release any additional portion of our valuation allowance during the second and third quarter of 2012 and as of September 30, 2012, we currently have approximately $28.0 million of net deferred tax assets, and we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

We recorded income tax expense for corporate alternative minimum federal and state taxes of approximately $230,000 and $394,000 during the three and nine months ended September 30, 2012, respectively.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, we had approximately $51 million and $69 million, respectively, in cash, cash equivalents, restricted cash and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

On January 23, 2012, we completed the purchase of two adjacent buildings in El Segundo, California that now serves as our corporate headquarters for an aggregate purchase price of $13.4 million. We moved into our new corporate headquarters during the third quarter of 2012. We are currently engaged in a renovation and construction project on the property which we estimate has approximately $4.0 million of additional investment left to be spent in the fourth quarter of 2012. We occupy a portion of the space, with the remaining portion of the space continuing to be leased to the existing tenants. The purchase of the property and renovations are being funded out of our cash flow from operations and existing cash and investments.

Net cash provided by operating activities was $20.9 million and $12.5 million during the nine months ended September 30, 2012 and 2011, respectively.  The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and net income and the resulting changes in our operating assets and liabilities.

Net cash used in investing activities was $28.3 million during the nine months ended September 30, 2012 and net cash provided by investing activities was $6.0 million during the nine months ended September 30, 2011. The increase in net cash used in investing activities was primarily due to the purchase and renovation of our new corporate headquarters and purchase of investments.

Net cash used in financing activities was $13.8 million during the nine months ended September 30, 2012 and net cash provided by financing activities was $4.3 million during the nine months ended September 30, 2011.  The increase in net cash used in financing activities for the nine months ended September 30, 2012 is primarily attributable to the increase of stock purchased through our stock repurchase program, partially offset by proceeds from employee stock option exercises.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Updated Expectations for 2012

We currently expect the following trends for 2012:

•	We expect total 2012 revenue to be in a range of between $110 million to $120 million

•	We expect 15% to 20% growth in PC Postage revenue excluding the enhanced promotion channel for 2012 compared to 2011.

•	We expect that PC Postage revenue for customers acquired through the enhanced promotion channel will continue to decrease in 2012 compared to 2011.

•
We expect PhotoStamps revenue to decrease in 2012 compared with 2011, as we expect a reduction in PhotoStamps breakage revenue in 2012 as compared with 2011. We believe macro-economic factors are still negatively impacting our PhotoStamps revenue through reduced customer purchases of our product.

•
We expect to continue to increase customer acquisition spending on our PC Postage non-enhanced promotion channels by 10% - 20% in 2012 compared to 2011.  We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly.

•
We expect research and development expenses to be modestly higher in 2012 as compared to 2011, primarily related to expected increased headcount costs to support the growth in our products and services.

•
We expect General and Administrative expenses to be flat to up 5% in 2012 as compared to 2011, primarily related to one-time relocation expenses and increased headcount costs; partially offset by reduced litigation spend.

Our results are subject to macro economic factors and other factors which could cause these trends to be better or worse than our current expectations.  See Item 1A. “Risk Factors” on page 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 and the discussion of forward-looking statements on page 15 of this Report.

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

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $218 million and $113 million, respectively.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of September 30, 2012, we were at approximately a 21% level compared with the 50% level that would trigger impairment of our NOL asset.

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

 As of October 31, 2012, we had approximately 15.6 million shares outstanding, and therefore ownership of approximately 780,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At September 30, 2012, our cash, cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturity of 244 days. At September 30, 2012, our cash, cash equivalents and investments approximated $51 million and had a related weighted average interest rate of approximately 1.0%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended September 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – “Legal Proceedings” of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the third quarter of 2012, we repurchased 961,466 shares of our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2012 – July 31, 2012	142,160	$21.06	142,160	$16,415
August 1, 2012 – August 31, 2012	813,906	$20.63	813,906	$11,360
September 1, 2012 – September 30, 2012	5,400	$21.81	5,400	$11,250

(1) On July 19, 2012, the board of directors approved a new share repurchase plan effective upon the expiration of the former plan on August 18, 2012, authorizing the Company to repurchase up to 1.0 million shares of our stock during the following six months.  On October 17, 2012, the board of directors approved a new share repurchase plan replacing the July 19, 2012 share repurchase plan effective on October 30, 2012, authorizing the Company to repurchase up to 1.0 million shares of our stock during the following six months.

We will consider repurchasing stock in the future by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. As of October 31, 2012, we had no commitments to make any repurchases of our stock.

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

STAMPS.COM INC.
(Registrant)

November 8, 2012	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

November 8, 2012	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer