Form 10-K
period 2012-12-31
STAMPS.COM INC
filed 2013-03-15
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $365,258,099 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of February 28, 2013, there were 15,319,433 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

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

Services and Products

PC Postage Business

Our PC Postage solutions enable our customers to buy and print USPS approved postage and services with just a personal computer (“PC”), printer and Internet connection, right from their home or office.

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

Our USPS-approved PC Postage service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS and international mail classes. Customers can also add to their mail pieces USPS Special Services such as Delivery Confirmation TM, Signature Confirmation TM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery. Our customers can print postage (1) on NetStamps® labels, which can be used just like regular stamps, (2) directly on envelopes, postcards or on other types of mail or labels, in a single-step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

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

We offer multiple PC Postage service plans with different features and capabilities targeted to meet different customer needs. Our Pro Plan offers a basic set of Stamps.com mailing and shipping features with single-user capability. Our Premiere plan typically targeted at larger small businesses adds multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances as compared to our Pro Plan feature set. Our Professional Shipper plan is typically targeted at higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. We have launched shipping integrations with several of these e-commerce focused companies over the past three years. Our Enterprise plan is typically targeted at organizations with multiple geographic locations and features enhanced reporting that allows a central location, such as a corporate headquarters greater visibility and control over postage expenditures across their network of locations.

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

In July 2010 we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they do not have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from the USPS. A transaction fee of $0.07 per label is charged to non-subscription customers for each label printed. In October 2012, Amazon.com launched an internally developed Marketplace USPS shipping solution based on a permit mail system. Amazon's shipping solution is utilized by merchants for certain mail classes while our shipping solution is utilized for the other mail classes. In addition, we continue to provide the integrated Amazon.com Marketplace solution to our existing Stamps.com subscription customers.

During the first quarter of 2011, we began providing the electronic postage for shipping transactions generated by Click-N-Ship®, a web-based service available at USPS.com that allows USPS customers to purchase and print shipping labels for domestic and international Priority and Express packages at no additional mark-up over the cost of postage.

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

Customer Value Proposition for our PC Postage Business

Our PC Postage customers can save time in a number of ways including: (1) mailing or shipping from their home or office 24 hours a day and 7 days a week, avoiding the time that would ordinarily be spent in a trip to the post office; (2) generating mass mailings quickly and easily by printing the address and postage together in a single step process; (3) using our software as an integrated package with most small business productivity applications such as word processors, financial applications and address books; and (4) generating large volumes of shipping labels easily by integrating directly with the database or file system of e-commerce systems.

Our PC Postage customers can also save money in a number of ways including: (1) receiving a discount versus USPS retail post offices of up to 20% off Priority Mail, up to 63% off Express Mail, up to 9% off Priority Mail International, up to 10% off Express Mail International, up to 18% off First Class Package Service, and up to 10% off First Class Package International Service. In addition, “Commercial Plus” customers who meet certain higher volume requirements receive additional discounts which can result in total discounts up to 35% off of Priority Mail, up to 63% off Express Mail, up to 14% off Priority Mail International and up to 16% off Express Mail International; (2) receiving a discount versus USPS retail post office of up to $0.70 per package on Delivery Confirmation service; (3) automatically checking destination addresses against the USPS address database, so postage is not wasted on undeliverable-as-addressed mail; (4) avoiding wasted postage by calculating the exact amount of postage that is needed depending on mail class, mail form, weight and distance to the destination; (5) tracking and controlling postage expenditures using reports and cost codes built into our service; and (6) paying a monthly service fee that is up to 60% less than the total cost of an entry-level postage meter, where users typically pay monthly rental fees, maintenance fees, postage purchase surcharges, cleaning fees, and fees for proprietary ink cartridges.

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

Our PC Postage customers can also optimize their shipping operations in a number of ways including: (1) sending USPS packages with Hidden Postage™, which hides the actual amount paid for postage (a useful feature for e-commerce companies that may not want the recipient to see actual shipping cost information); (2) reducing customer support costs by automatically generating and sending package delivery status e-mails to customers; (3) providing a complete record of all packages sent with the ability to retrieve delivery status information; (4) generating a single bar-coded form that represents multiple packages in a single shipment so that the USPS can scan the single form to accept all of the packages at once and the customer gets a record that all the packages were accepted by the USPS; (5) adding our integrated package insurance; and (6) processing large batch shipments via data import or database integrations. The ability to optimize shipping operations is particularly relevant to our higher volume shipping customers.

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

•	Traditional Media. We utilize television commercials and a variety of traditional and internet-based radio endorsements to advertise our service.

•	Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails, and other online advertising vehicles.

•
USPS Referrals. We utilize the nationwide USPS Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls.  We also receive referrals directly from the USPS website at www.USPS.com.

•
Enhanced Promotion Online Advertising.  We work with various companies to advertise our service in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to get the customer to try our service.  This channel tends to attract more consumer oriented customers. We reduced our investment in the enhanced promotional channel during recent years.

Marketing of PhotoStamps

We target our PhotoStamps marketing at consumers and businesses. We market or have marketed our PhotoStamps product through the following channels:

•	Online advertising, including paid search, banner ads, permission-based emails, and other online advertising methods;

•	Partnerships including HP/Snapfish and others;

•	Retail distribution of a boxed PhotoStamps product;

•	Remarketing to our existing customers; and

•	Traditional offline methods of consumer advertising.

In recent years, we reduced our consumer-focused marketing spending in order to lower our customer acquisition costs and improve our expected returns and profitability in the PhotoStamps business.

2013 Business Strategy

PC Postage Business

Our 2013 PC Postage business strategy includes the following major initiatives and plans. These initiatives and plans are subject to change without notice based on our analysis of market and business conditions, and constitute “forward-looking statements”, and accordingly are subject to the qualification and limitations on forward-looking statements we discuss at the beginning of Part I of this Report.

•
Increase our Small Business Marketing Spending.  Based on recent analysis and trends, we continue to experience a strong return on our investment in our small business PC Postage customers, who have a lifetime value of more than twice the cost of acquiring those customers. Accordingly, we plan to increase our small business customer acquisition spend by an estimated 5% to 15% in 2013 versus 2012.

We plan to continue increasing our investment in direct mail, online advertising and traditional media as well as refining our customer acquisition process through affiliates, partners, telemarketing and other areas. Our goal is to continue to increase our small business customer acquisition expenditures while keeping our cost per customer acquired at a reasonable level and maintaining our customer economics and resulting in an attractive expected return on investment.

•
Optimize our Business Model and Improve our Customer Experience.  We plan to continue optimizing our registration process and post-registration customer interactions to improve the initial experience a customer has with our service by shortening and streamlining the registration process and facilitating easier purchasing of postage by customers during registration. We plan to expand our usage of demo videos and online how to videos. We also plan to continue expanding our presence in social networking sites and continue expanding our customer web portal and enhancing content on our website.

We plan to launch new features in our software including continued enhancements to our batch shipping capabilities such as batch printing tools, design enhancements, international custom forms with hidden postage, and forms that can be use with thermal printers. We also plan to broaden our support for USPS services such as Express Mail Flat Rate Padded Envelope, which offers cost effective overnight delivery, Parcels Select service which offers the lowest USPS rates for ground delivery, and USPS Special Services that include Adult Signature requirement and Hold for Pickup services on packages.

•
Enhance our Enterprise Solutions Sales and Marketing Efforts.  Customers continue to be attracted to our enterprise solution versus a postage meter. We believe this customer preference is based on our dramatically lower cost of ownership and the greater visibility into individual employee activity available from our sophisticated centralized front-end reporting tool, with features typically not available with a postage meter, such as real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers.

In 2013, we plan to continue increasing, optimizing and refining our enterprise customer lead generation and sales and marketing efforts. We plan to continue working on improving the efficiency of our sales team. We also plan to increase the number of enterprise customers as well as increase the number of locations with existing customers.

•
Enhance our High Volume Shipper Solutions and Sales and Marketing Efforts.  We continue to attract high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, larger retailers, and other types of high volume shippers to our service through our efforts in these areas. In 2012 we continued to invest in our shipping technology and our sales and marketing efforts. As a result, postage printed by our high volume shipping customers in 2012 was up 66% compared to 2011.

In 2013 we plan to optimize our business in this area by (1) continuing to introduce improvements in the software and features to further improve the scalability of the product to the largest high-volume customers, (2) adding new shopping cart integrations for easier data export and import from the tools that customers like to use, and (3) continuing to scale our sales and marketing efforts using our national sales force.

In addition, while our online enhanced promotion channel tends to attract customers with lower lifetime values relative to acquisition costs, we continue to see an acceptable return on our investment in this channel. We plan to continue to operate this channel so long as it provides an attractive return. We currently expect to continue to maintain our level of investment in this area in 2013 at levels comparable to 2012.

PhotoStamps

In 2013 we plan to continue marketing PhotoStamps, but with limited spending and expectations. We will continue our program of focused direct-to-website PhotoStamps marketing spending with a goal of keeping the overall cost per acquisition at a level that provides an attractive financial return. While we do not expect to increase our investment in PhotoStamps in the short-term, we believe that there are potential opportunities to grow the business in a better economic environment.

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

Dymo Stamps is different from our service in its business model.  Its service is offered without a monthly service fee, which is one of its primary marketing messages versus our service. To use the Dymo Stamps feature, however, customers must purchase Dymo Stamps labels through Endicia at a price that is significantly higher per label than the price for our NetStamps labels.

Pitney Bowes, Inc. Pitney Bowes is the current market leader in the U.S. traditional postage meter business, with revenues of $4.9 billion in 2012. Pitney Bowes launched its initial software-based PC Postage product in 2000 and currently offers a PC Postage product under the name pbSmartPostage, which was launched during 2010. Pitney Bowes has historically offered a PC Postage product under the name ShipStream Manager but it appears from their website that the ShipStream Manager product is being discontinued and those customers are being converted to the pbSmartPostage product. During 2004 Pitney Bowes also began offering an Internet-based service for printing a single label for use in shipping a package that does not require a monthly subscription fee, in partnership with eBay. Pitney Bowes offers a customized postage offering (branded ZazzleStamps) through a partnership with Zazzle.com, Inc., a small, private U.S. company that specializes in custom products.

We also compete with traditional postage meters offered by Pitney Bowes and others in the U.S. market. We believe that our customers choose our PC Postage service over traditional postage meters primarily to save money. We also believe that our PC Postage service can offer superior capabilities to postage meters in certain areas, such as the ability to integrate tightly with small business productivity applications and the ability to easily monitor and track USPS packages. We believe customers choose postage meters over our solutions because of the perceived ease of use of those products versus our current approach of software that runs on a PC.

We believe that our customers choose our PC Postage service over that of other PC Postage competitors because of our superior user interface and our larger breadth of features.  For example, we are the only PC Postage service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge and envelope printing; we are the only PC Postage provider with an integration partnership with Amazon.com serving their Marketplace users; we support more address books than any other PC Postage software; and we are the only company that offers the additional customer choice of our Themed and Photo NetStamps labels. Based on USPS data, we have the highest number of PC Postage customers of any PC Postage provider.

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

Other Competition.  We also compete with traditional methods of accessing US postage, such as postage stamps, USPS retail locations, and USPS online services such as Click-N-Ship (though we provide the electronic postage for that USPS service), and those available through eBay/PayPal. All of these methods are typically available with no additional markup over the face value of postage. We believe that our customers choose our service over these traditional methods of accessing postage because of convenience and the capabilities and features that are not available through these traditional methods.  We believe customers choose traditional methods over our solutions as a way to obtain postage without paying additional fees above the face value of postage. In our high volume shipping solution we also compete with alternatives to the USPS for package services such as FedEx and UPS.

Industry Overview

Business Market Size

Our PC Postage mailing and shipping service is currently targeted primarily at U.S. small offices, home offices, small businesses, enterprises and high volume shippers, and within these segments we target both mailers and shippers. We believe the number of businesses that we can serve with our current products are as follows: (1) 22.6 million sole proprietorships; (2) 4.6 million small businesses with 1 to 9 employees (typically using our single user Pro service); (3) 1.2 million small businesses with 10 to 99 employees (typically using our Pro or our multi-user Premier service); (4) 109 thousand medium and large businesses with 100 or more employees, which represent 1.5 million separate locations (typically using our Enterprise service).  In addition we believe there are approximately 24 million non-income generating home offices such as those used for corporate after-hours work or telecommuting, that we can service with our current  solutions. Finally, we also can serve (typically through our enhanced promotion online advertising channel) the individual consumer market. Data provided herein is based on statistics provided by the U.S. Census Bureau.

US Mail Volume

According to the USPS Fiscal 2012 Annual Report, the total USPS revenue was $65 billion during its fiscal year ended September 30, 2012. Of this amount approximately $46 billion was represented by mail classes that are addressable using our current solution (First Class, Priority Mail, Express Mail, Media Mail, Parcel Post, international mail, and special services).  The $46 billion in postage is comprised of (1) $28.7 billion in First Class mail (2) $11.5 billion in package and shipping services (3) $2.8 billion in international mail and (4) $2.8 billion in other mailing services. We believe that some portion of this $46 billion is a potential market for purchasing and printing postage using PC Postage.

Based on the USPS Fiscal 2011 Household Diary Study, consumer-to-consumer personal correspondence mail volume was approximately 4.4 billion pieces per year (0.6 billion personal letters, 1.9 billion holiday greeting cards, 1.2 billion non-holiday greeting cards, and 0.6 billion other).  We also estimate that an additional 5.3 billion pieces per year are sent between businesses and consumers as first class primary business advertising mail, and an additional 6.5 billion pieces per year are sent from businesses to consumers as First Class correspondence mail.  We believe that consumer-to-consumer and business-to-consumer advertising mail are two potential markets for use of PhotoStamps.

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

Our transaction processing servers are a combination of secure, commercially available and internally-developed technologies that are designed to provide secure and reliable transactions. Our implementation of system hardware meets government standards for security and data integrity. The performance and scalability of our PC Postage system is designed to allow many users to simultaneously process postage transactions through our system. Our database servers are designed and built with industry-leading database technologies.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents.  We also have a number of registered and unregistered trademarks. We plan to apply for more patents and trademarks in the future. Our issued and pending patents have a range of expiration dates from 2014 until 2032. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-- Research and Development” for the amount spent during each of the last three fiscal years on company-sponsored research and development activities.

Section 382 Update

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $210 million and $100 million, respectively, which when combined with our other tax credits and tax assets have a potential value of up to $72 million in tax savings over the next 19 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2012 we were at approximately a 22% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of February 28, 2013, we had 15,319,433 shares outstanding, and therefore ownership of approximately 766,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Employees

As of December 31, 2012, we had approximately 233 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments, Geographical and Revenue Information

We operate in a single market segment, “Internet Mailing and Shipping Services” and therefore have only one reportable segment.  All of our operations, revenue and assets are within the United States. During 2012, 2011 and 2010, we did not recognize revenue from any one customer that represented 10% or more of revenues. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2012 and 2011,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2011 and 2010,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10 percent or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the fourth and first calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue does have some seasonal variation driven by typically seasonally stronger customer acquisition and usage in the fourth and first calendar quarters and typically seasonally slower customer acquisition and usage in the second and third calendar quarters. Our PhotoStamps revenue is typically seasonally stronger in the fourth calendar quarter due to the holidays.

Company Information

We were founded in September 1996 and we were incorporated in Delaware in January 1998 as StampMaster, Inc., changing our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999.  Our common stock is listed on the NASDAQ Stock Market under the symbol “STMP.”

Our principal executive offices are located at 1990 E. Grand Avenue, El Segundo, CA 90245, and our telephone number is (310) 482-5800.

Available Information

We make available on our website (www.stamps.com), free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished to the SEC (information contained on our website is not part of this Annual Report on Form 10-K). Our Annual Report on Form 10-K may also be obtained free of charge by written request to Investor Relations, Stamps.com Inc., 1990 E. Grand Avenue, El Segundo, CA 90245.

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

Our continuing profitability depends on our ability to successfully implement our strategy of increasing the adoption of our services and products. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described below in this section as well as:

•	The costs of our marketing programs to establish and promote our brands;

•	The demand for our services and products;

•	Our ability to develop and maintain strategic distribution relationships;

•	The number, timing and significance of new products or services introduced by us and by our competitors;

•	Our ability to develop, market and introduce new and enhanced products and services on a timely basis;

•	The level of service and price competition;

•	Our operating expenses;

•	USPS regulation and policies relating to PC Postage and PhotoStamps;

•	The modification or termination of financial compensation arrangements with the USPS; and

•	General economic factors.

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

We have partnership agreements with many integration partners in the high volume shipping area of our business. These partners integrate our PC Postage services into their offerings. The termination or modification of any of these agreements by us or our partners could result in lost customers, reduced postage printed and lost revenue, and our results of operations could be adversely affected.

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

Substantial litigation regarding intellectual property rights exists in our industry. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. We may become aware of, or we may increasingly receive correspondence claiming, potential infringement of other parties’ intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims against us regardless of their validity. Any associated costs (including settlements cost, judgments and legal expenses) and business distractions could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation in which we are accused of infringement might cause product development delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed or fail. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business.

A failure to protect our own intellectual property could harm our competitive position.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents.  We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, the costs of enforcing our patents can be material, and third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access and disclosure of our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

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

Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Our Internet host provider does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have experienced minor system interruptions in the past and may experience them again in the future. In addition, we are susceptible to system and operational disruptions caused by substantial changes to the demand for our services and surges in the use of our service by customers. Any substantial system interruptions in the future, whatever the cause, could result in the loss of data and could completely impair our ability to generate revenues from our service. Our servers also periodically experience directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt our service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation.

Our insurance may not be sufficient to cover expenses related to system and operational disruptions or attacks on our Web site, servers or internal systems. We do not presently have a full disaster recovery plan in effect to cover the loss of all facilities and equipment. We do, however, have a secondary location that mirrors our core system infrastructure to allow us to operate from a second location. We have business interruption insurance; however, we cannot be certain that our coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions.

A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Anyone who is able to circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by any breach. We rely on specialized technology from within our own infrastructure and from specialized third parties to provide the security necessary for secure transmission of postage and other confidential information. Advances in computer capabilities, new discoveries in security technology, or other events or developments may result in a compromise or breach of the algorithms we use to protect customer transaction data. Should someone circumvent our security measures, our reputation, business, financial condition and results of operations could be seriously harmed. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information. As a result, we may be required to expend a significant amount of financial and other resources to protect against security breaches or to alleviate any problems that they may cause.

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

We believe the performance of our PC Postage and PhotoStamps businesses are influenced by macro-economic trends. The United States economy has been experiencing a financial downturn characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy and lower levels of consumer and business spending.  A continuation of this economic downturn, or a weak recovery from the downturn, could negatively affect our business, operating results and financial condition in a number of ways.  For example, customers may leave our service, and efforts to attract new customers may also be adversely impacted. In addition, customers may delay or decrease spending with us or may not pay us, or may delay paying us.

Risks Related to Our Industry

Postal Reform may negatively affect or cause disruptions to our services and business.

The USPS has reached its Congressionally mandated debt limit and faces an ongoing fiscal liquidity crisis. It has embarked on cost cutting initiatives and has asked Congress to enact various Postal Reform measures. Among the measures proposed are cutbacks in delivery schedules (such as Saturday delivery), mail processing capability, and retail post office hours and locations. Any such changes actually approved and implemented may adversely affect the products and services we are able to offer our customers and could therefore seriously harm our business. Additionally, absent Congressional action, the fiscal crisis could interrupt basic USPS operations, as well as payments to USPS suppliers such as Stamps.com, each of which could also seriously harm our business.

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

The USPS could also decide that PC Postage should no longer be an approved postage service due to security concerns, financial difficulties within the USPS or other issues. Our business would suffer dramatically if we are unable promptly to adapt our services to any new requirements or specifications or if the USPS were to discontinue PC Postage as an approved postage method. Alternatively, the USPS could introduce competitive programs or amend PC Postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the USPS itself. If we are unable to compete successfully, particularly against large, traditional providers of postage products, such as Pitney Bowes, who enter the online postage market, our revenues and operating results will suffer.

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

The USPS could decide to amend, renegotiate or terminate agreements or financial compensation arrangements that exist now or in the future. For instance, if the USPS decides to amend, renegotiate or terminate our credit card cost sharing agreement, which is an agreement that governs the allocation of credit card fees paid by the USPS and us, our revenues and operating results will likely suffer. In addition, if the USPS decides to amend, renegotiate or terminate our arrangement under which we are compensated directly by the USPS for customers or integration partners who print a certain amount of Priority or Express Mail postage, our revenue and operating results will likely suffer.

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

Changes in the laws and regulations applicable to the Internet or us, including those relating to user privacy, pricing, content, copyrights, distribution, characteristics and quality of products and services, and export controls, could seriously harm our business, financial condition and results of operations. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues, including property ownership, export of specialized technology, sales tax, state income taxes, libel and personal privacy, and changes in their interpretation could similarly harm us. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could also harm our business.

We have employees and offer our services in multiple states, and we may in the future expand internationally. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our services or prosecute us for violations of their laws. States are aggressively pursuing Internet business for various taxes and the obligation to pay any of such taxes may result in serious harm to our financial condition.

Risks Related to Our Stock

The tax value of our net operating losses could be impaired if we trigger a change of control pursuant to Section 382 of the Internal Revenue Code.

We currently have federal and state NOL carry-forwards of approximately $210 million and $100 million, respectively, which when combined with our other tax credits and tax assets has a potential value of up to $72 million in tax savings over the next 19 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2012 we were at approximately a 22% level compared with the 50% level that would trigger impairment of our NOL asset.

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

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, as of the date of filing of this Annual Report on Form 10-K, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010. As of February 28, 2013, we had 15,319,433 shares outstanding, and therefore ownership of approximately 766,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

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

Our corporate headquarters are located in El Segundo, California.

On January 23, 2012, we completed the purchase of two adjacent buildings in El Segundo, California that now serve as our corporate headquarters for an aggregate purchase price of $13.4 million. We moved into our new corporate headquarters during the third quarter of 2012. We substantially completed the renovation and construction project on the property in 2012. We occupy a portion of the 99,600 square feet space, with the remaining portion of the space continuing to be leased to the existing tenants. The purchase of the property and renovations were funded out of our cash flow from operations and existing cash and investments.

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

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”.  The following table sets forth the range of high and low dividend adjusted sales prices reported on The NASDAQ Stock Market for our common stock for the following periods:

	High	Low
Fiscal Year 2011
First Quarter	$13.83	$10.97
Second Quarter	$13.56	$11.86
Third Quarter	$23.78	$13.28
Fourth Quarter	$32.73	$19.36
Fiscal Year 2012
First Quarter	$32.87	$23.39
Second Quarter	$30.31	$22.25
Third Quarter	$25.47	$18.84
Fourth Quarter	$28.38	$20.62

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The NASDAQ Stock Market on (i) December 31, 2012 and (ii) February 28, 2013.

Closing Price
December 31, 2012	$25.20
February 28, 2013	$24.39

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

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2007 to December 31, 2012 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) Morgan Stanley Internet Index, an equal-dollar-weighted index composed of 23 leading companies involved in Internet commerce, service and software.  The graph assumes that $100 was invested on December 31, 2007 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base
	December 31,	Year ended December 31,
Company/Index	2007	2008	2009	2010	2011	2012

Stamps.com Inc.	$100.00	$80.71	$73.89	$108.78	$246.39	$237.62

NASDAQ
Market Index	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85

Morgan Stanley
Internet Index	$100.00	$54.10	$105.85	$139.17	$129.40	$170.05

Holders

As of February 28, 2013, there were approximately 416 stockholders of record and 15,319,433 shares of our common stock outstanding.

Dividend Policy

We did not pay any dividend during 2012.

Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under our existing stock incentive plans, all of which were approved by our stockholders:

Number of shares of
Number of shares of		common stock remaining
common stock to be		available for future
issued upon exercise	Weighted-average exercise	issuance under equity
of outstanding options,	price of outstanding options,	compensation plans
warrants and rights	warrants and rights	(excluding shares
(a)		reflected in column (a))
865,490	$14.33	1,861,097

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during 2012.

Issuer Purchases of Equity Securities

During the fourth quarter of 2012, we repurchased 498,900 shares of our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
October 1, 2012 – October 31, 2012	87,000	$20.94	87,000	$21,500
November 1, 2012 – November 30, 2012	223,023	$24.37	223,023	$18,461
December 1, 2012 – December 31, 2012	188,877	$24.45	188,877	$13,738

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

On February 7, 2013, the Board of Directors approved a new share repurchase plan that replaces all prior repurchase plans and authorizes the Company to repurchase up to 1.0 million shares of our stock during the following six months.

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
	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
PC Postage revenue	$110,003	$93,321	$78,355	$73,623	$73,036
PhotoStamps revenue	5,651	8,258	7,162	8,485	11,876
Other revenue	7	6	27	16	—
Total revenues	115,661	101,585	85,544	82,124	$84,912
Cost and expenses:
Cost of sales	27,756	26,212	23,684	22,914	22,908
Research and development	10,243	9,395	9,420	8,699	8,425
Sales and marketing	38,755	34,569	31,174	31,735	33,538
General and administrative	14,750	14,181	14,590	12,961	15,581
Legal settlements	—	—	5,211	—	—
Income from operations	24,157	17,228	1,465	5,815	4,460
Interest and other income, net	541	562	756	916	2,918
Non-operating asset write-off	—	—	634	—	—
Income tax (benefit) expense	(13,859)	(8,475)	(3,945)	554	(2,786)
Net income	$38,557	$26,265	$5,532	$6,177	$10,164
Basic net income per share	$2.40	$1.78	$0.38	$0.38	$0.53
Diluted net income per share	$2.30	$1.73	$0.38	$0.38	$0.53
Weighted average shares outstanding used in basic per-share calculation	16,079	14,767	14,529	16,238	19,081
Weighted average shares outstanding used in diluted per-share calculation	16,793	15,168	14,685	16,369	19,345
Cash dividends declared per common share	$0.00	$0.00	$2.00	$0.00	$0.00

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:	(in thousands)

Cash, cash equivalents, restricted cash and investments	$46,619	$69,363	$35,299	$71,745	$74,059
Working capital	38,035	57,953	16,041	41,791	63,037
Total assets	130,852	107,980	57,442	89,258	93,258
Total stockholders’ equity	112,954	94,007	44,238	75,605	78,341

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Section 382 Update

We currently have federal and state NOL carry-forwards of approximately $210 million and $100 million, respectively, which when combined with our other tax credits and tax assets have a potential value of up to $72 million in tax savings over the next 19 years. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period.  We estimate that as of December 31, 2012 we were at approximately a 22% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of February 28, 2013, we had 15,319,433 shares outstanding, and therefore ownership of approximately 766,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

PC Postage Business References

When we refer to our “PC Postage” business, we are referring to our PC Postage Service and Integrations, Mailing & Shipping Supplies Store and Branded Insurance offering. We do not include our PhotoStamps business when we refer to our PC Postage business.

When we refer to our "Core PC Postage business", we are referring to the portion of our PC Postage business targeting our small business, enterprise and high volume shipping customers.  When we refer to our "Non-Core PC Postage business", we are referring to the portion of our PC Postage business that targets a more consumer oriented customer through the "enhanced promotion" marketing channel. In the "enhanced promotion" channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service and we find that this channel attracts more consumer oriented customers.

When we refer to our "Core PC Postage revenue," we are referring to revenues from service, product and insurance generated by customers in our Core PC Postage business and when we refer to our "Non-Core PC Postage revenue," we are referring to revenues from service, product and insurance generated by customers in our Non-Core PC Postage business.  When we refer to our “Total PC Postage revenue,” we are referring to both Core PC Postage and Non-Core PC Postage revenues generated from all service, product and insurance revenues.

When we refer to our "Core PC Postage marketing channels," we are referring to our marketing channels targeted at acquiring small business, enterprise and high volume shipping customers.  These channels include partnerships, online advertising, affiliate channel, direct mail, traditional media advertising and others.  When we refer to our "Non-Core PC Postage marketing channel," we are referring to the online enhanced promotion marketing channel.

Within our PC Postage business, we believe it is useful to discuss Core and Non-Core PC Postage because they target different customer types and as a result may represent differing trends.  For example, Core PC Postage generally targets businesses and Non-Core PC Postage generally targets consumers.

Results of Operations

Years Ended December 31, 2012 and 2011

Total revenue increased 14% to $115.7 million in 2012 from $101.6 million in 2011. PC Postage revenue, including service revenue, product revenue and insurance revenue, in 2012 was $110.0 million, an increase of 18% compared to $93.3 million in 2011. Core PC Postage revenue increased 19% to $107.0 million in 2012 from $90.2 million in 2011. Non-Core PC Postage revenue decreased 5% to $3.0 million in 2012 from $3.2 million in 2011. PhotoStamps revenue decreased 32% to $5.7 million in 2012 from $8.3 million in 2011. Other revenue increased 9% to $7,000 in 2012 from $6,000 in 2011.

The following table sets forth the breakdown of revenue for 2012 and 2011 and the resulting percent change (revenue in $000s):

	2012	2011	% Change
Revenues
Service	$88,173	$75,535	17%
Product	14,710	13,465	9%
Insurance	7,120	4,321	65%
PC Postage Revenue	110,003	93,321	18%
PhotoStamps	5,651	8,258	(32%)
Other	7	6	9%
Total revenues	115,661	101,585	14%

The following table sets forth the breakdown of PC Postage revenue, which includes Core PC Postage revenue and Non-Core PC Postage revenue for 2012 and 2011 and the resulting percent change (revenue in $000s):

	2012	2011	% Change

Core PC Postage Revenue	$106,979	$90,150	19%
Non-Core PC Postage Revenue	3,024	3,171	(5%)
PC Postage Revenue	110,003	93,321	18%

The increase in Core PC Postage revenue was driven by both an increase in average revenue per paid customer and an increase in paid customers.  Average revenue per paid customer increased 5% to $21.18 in 2012 from $20.20 in 2011. Annual average paid customers increased 13% to 421,000 in 2012 from 372,000 in 2011.

We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.

The following table sets forth the number of paid customers (000s) in the period for our Core PC Postage business:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average

2012	413	418	419	435	421
2011	360	368	374	385	372

The following table sets forth the growth in paid customers and average annual revenue per paid customer for our Core PC Postage business:

Core PC Postage Business	2012	2011	% Change

Average paid customers for the year (000s)	421	372	13%
Average annual revenue per paid customer	$254	$242	5%
Core PC Postage Revenue ($000s)	$106,979	$90,150	19%

The increase in paid customers is primarily driven by an increased number of new customers acquired, which was driven by our increased spend in Core PC Postage marketing channels, while our lost customer churn rates remained at levels that were consistent with the prior year.

For our Core PC Postage Business, our average annual and monthly Core PC Postage revenue per paid customer in 2012 was $254 and $21.18 respectively, which increased by 5% compared to $242 and $20.20, respectively in 2011.  The increase in average revenue per paid customer was primarily attributable to (1) higher service revenue from our high volume shipping and enterprise customer segments and (2) an increase in insurance revenue per paid customer driven by our focus on shipping and new insurance features.

Revenue by Product

The following table shows our revenue and revenue as a percentage of total revenue for the periods indicated (in $000s except percentage):

	2012	2011
Revenues
Service	$88,173	$75,535
Product	14,710	13,465
Insurance	7,120	4,321
PhotoStamps	5,651	8,258
Other	7	6
Total revenues	$115,661	$101,585
Revenue as a percentage of total revenues
Service	76%	74%
Product	13%	13%
Insurance	6%	4%
PhotoStamps	5%	8%
Other	0%	0%
Total revenues	100%	100%

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

Service revenue increased 17% to $88.2 million in 2012 from $75.5 million in 2011. The 17% increase in service revenue in 2012 consisted of an 18% increase in service revenue from our Core PC Postage business and a 5% decrease in service revenue from our Non-Core PC Postage business. The increase in our Core PC Postage service revenue is primarily attributable to the following (1) a 13% increase in paid customers driven by increased marketing spend to acquire new Core PC Postage customers and (2) a 4% increase in average service revenue per paid customer driven by higher service revenue per paid customer from our high volume shipping and enterprise customer segments.  The decrease in our Non-Core PC Postage service revenue is primarily attributable to continued low levels of marketing spend resulting in a decline in Non-Core PC Postage paid customers.

Product revenue increased 9% to $14.7 million in 2012 from $13.5 million in 2011. The increase is primarily attributable to the following: (1) growth in our paid customer base; (2) the postal rate increase in January 2012 which generated incremental label sales for the period of time around the rate increase; (3) marketing our Supplies Store to our existing customer base; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service in 2012 was $1.1 billion, a 71% increase from the $672 million printed in 2011.

Insurance revenue increased 65% to $7.1 million in 2012 from $4.3 million in 2011. This increase is primarily attributable to: (1) the expansion of our existing package insurance offering to cover packages being shipped to international destinations; (2) insurance purchases resulting from our partnership with Amazon.com; and (3) increased insurance purchases by high volume shippers.  Postage printed by our high volume shipping customers was up 66% in 2012 compared to 2011.

PhotoStamps revenue decreased 32% to $5.7 million in 2012 from $8.3 million in 2011.  The decrease is primarily attributable to: (1) we continued to reduce our PhotoStamps sales and marketing spending in 2012 compared with 2011 to maintain or improve profitability in that business and (2)  during the second quarter of 2011, we first applied breakage accounting to our PhotoStamps boxes sold through retail channels which resulted in an incremental $2.2 million of PhotoStamps revenue in 2011 which did not repeat in 2012.  Please see Note 2 “Summary of Significant Accounting Policies—PhotoStamps Retail Boxes” in our Notes to Consolidated Financial Statements for further discussion.  PhotoStamps sheets shipped decreased 5% to 319,000 in 2012 from 335,000 in 2011 primarily as a result of the reduced marketing spending.  Average revenue per PhotoStamps sheet shipped decreased 3% to $17.71 in 2012 from $18.21 in 2011 as a result of an increase in high volume business orders which typically are typically sold at discounted price compared to consumer website orders.

Other revenue consisting of commissions from the advertising or sale of products by third party vendors to our customer increased 9% to $7,000 in 2012 from $6,000 in 2011. Commission revenue from the advertising or sale of products by third party vendors is currently not material to our consolidated financial statements.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated (in $000s except percentage):

	2012	2011
Cost of Revenues
Service	$15,720	14,720
Product	5,435	4,910
Insurance	2,334	1,506
PhotoStamps	4,267	5,076
Total cost of revenues	$27,756	$26,212
Cost as percentage of associated revenue
Service	18%	19%
Product	37%	36%
Insurance	33%	35%
PhotoStamps	76%	61%
Total cost as a percentage of total revenues	24%	26%

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees and customer misprints that do not qualify for reimbursement from the USPS.  Cost of product revenue principally consists of the cost of products sold through our Mailing & Shipping Supplies Store and the related costs of shipping and handling.  The cost of insurance revenue principally consists of parcel insurance offering costs.  Cost of PhotoStamps revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs.

Cost of service revenue increased 7% to $15.7 million in 2012 from $14.7 million in 2011. The increase in cost of service revenue is primarily attributable to higher customer service costs to support our growing customer base.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense decreased 2% to $3.5 million in 2012 from $3.6 million in 2011. The decrease in promotion expense is primarily attributable to lower coupon redemption rates.  As a result,  cost of service revenue as a percentage of service revenue decreased slightly from 19% in 2011 to 18% in 2012.

Cost of product revenue increased 11% to $5.4 million in 2012 from $4.9 million in 2011.  The increase in product costs was driven by increased product revenue. Cost of product revenue as a percentage of product revenue increased slightly from 36% in 2011 to 37% in 2012 as a result of higher fulfillment costs that were not passed on to customers.

Cost of insurance revenue increased 55% to $2.3 million in 2012 from $1.5 million in 2011. The increase is primarily attributable to increased insurance revenue resulting from increased activity by our high volume shipping customers. Cost of insurance revenue as a percentage of insurance revenue decreased slightly from 35% in 2011 to 33% in 2012 as a result of changes and mix shifts in insurance pricing and discounting to the end customers.

Cost of PhotoStamps revenue decreased 16% to $4.3 million in 2012 from $5.1 million in 2011. The decrease is primarily attributable to the decrease in PhotoStamps revenue and the decrease in cost of PhotoStamps revenue related to initial application of PhotoStamps retail box breakage in 2011 that did not repeat in 2012. Cost of PhotoStamps revenue increased from 61% in 2011 to 76% in 2012.  This increase was primarily attributable to the initial application of PhotoStamps retail box breakage accounting in 2011 which was at a higher gross margin compared to the rest of the PhotoStamps business.  As the initial application of  PhotoStamps retail box breakage accounting did not repeat in 2012, Cost of PhotoStamps revenue as a percent of PhotoStamps revenue increased to levels more consistent with years prior to 2011.

Operating Expenses

The following table is our operating expense and operating expense as a percentage of total revenue for the periods indicated (in $000s except percentage):

	2012	2011
Operating Expenses:
Sales and marketing	$38,755	34,569
Research and development	10,243	9,395
General and administrative	14,750	14,181
Total operating expenses	$63,748	$58,145
Operating expenses as a percentage of total revenue:
Sales and marketing	34%	34%
Research and development	9%	9%
General and administrative	13%	14%
Total operating expenses	55%	57%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 12% to $38.8 million in 2012 from $34.6 million in 2011. The increase is primarily due to increased marketing expenditures to acquire customers in our Core PC Postage business.  Ongoing marketing programs include the following: traditional advertising, partnerships, customer referral programs, customer re-marketing efforts, telemarketing, direct mail, and online advertising. Sales and marketing expenses as a percent of total revenue was consistent at 34% for both 2011 and 2012.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software. Research and development expense increased 9% to $10.2 million in 2012 from $9.4 million in 2011. The increase is primarily due to headcount-related expenses as we continued to invest in the development and enhancement of our PC Postage solution. Research and development expenses as a percent of total revenue was consistent at 9% for both 2011 and 2012.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 4% to $14.8 million in 2012 from $14.2 million in 2011. The increase is primarily due to the one-time relocation expense we incurred associated with the move to our new corporate headquarters and headcount related expenses. General and administrative expenses as a percent of total revenue decreased slightly from 14% in 2011 to 13% in 2012 as a result of lower litigation expenses in 2012 following the settlement of our patent infringement lawsuit with Endicia in the first quarter of 2012.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net decreased 4% to $541,000 in 2012 from $562,000 in 2011.  The decrease is primarily due to lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments.

Provision for Income Taxes

Income tax benefit increased 64% to $13.9 million in 2012 from $8.5 million in 2011.  During 2012, our income tax benefit consisted of a reduction of a portion of our valuation allowance on our deferred tax asset (as described below) and federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with Accounting Standards Codification (“ASC”) 740 based on all available positive and negative evidence. On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (“PSI”) to resolve all outstanding patent litigation among the parties.  Because the PSI litigation settlement occurred during the first quarter of 2012, we eliminated what had previously been negative evidence at that time.  The litigation settlement then became positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believed the other positive and negative evidence we evaluated was consistent (e.g., no material change had occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it was more likely than not that a tax benefit would be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012.

During the fourth quarter of 2012, we re-evaluated positive and negative evidence relating to our gross deferred tax assets and valuation allowance noting that there was no additional discrete event subsequent to the first quarter of 2012. During the fourth quarter of 2012, we updated our three year forecast of projected taxable income. Based on the updated forecast and a change in the California state tax laws, we recorded another release of a portion of our valuation allowance in the fourth quarter of 2012 totaling approximately $2.5 million. As of December 31, 2012, we recorded approximately $31 million of net deferred tax assets, and we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

During 2012, we recorded current tax provision for corporate alternative minimum federal and state taxes of approximately $565,000.  During 2011, we were in a taxable loss position for tax reporting purposes and as a result we did not incur any current tax provision.

Expectations for 2013

We expect the following trends for 2013:

•	We expect total 2013 revenue to be in a range of between $120 million to $130 million.

•	We expect 10% to 15% growth in Core PC Postage revenue for 2013 compared to 2012.

•	We expect Non-Core PC Postage and PhotoStamps revenues to decrease in 2013 compared with 2012, as we expect to minimize investment in these areas of our business.

•
In October 2012, Amazon.com launched an additional Marketplace USPS shipping solution as an alternative to our shipping solution and we expect this to have a negative impact on our 2013 revenue from this partnership.

•
We expect to continue to increase customer acquisition spending on our Core PC Postage marketing channels by 5% - 15% in 2013 compared to 2012.  We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly.

•	We expect research and development expenses to be higher in 2013 as compared to 2012, primarily related to expected increased headcount costs to support the growth in our products and services.

•	We expect general and administrative expenses to be higher in 2013 as compared to 2012, primarily related to increased headcount costs.

•
We expect capital expenditures to be approximately $3.5 million in 2013 reflecting an increased level of investment in our technology platform and data centers to ensure the scalability and reliability of our solutions.

As discussed above, our results are subject to macro economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 1 of Part I of this Report and the risks and other factors set forth in Item 1A “Risk Factors”.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Years Ended December 31, 2011 and 2010

Total revenue in 2011 was $101.6 million, an increase of 19% from $85.5 million in 2010. PC Postage revenue, including service revenue, product revenue and insurance revenue, in 2011 was $93.3 million, an increase of 19% compared to $78.4 million in 2010.  Core PC Postage revenue increased 22% to $90.2 million in 2011 from $73.8 million in 2010. Non-Core PC Postage revenue decreased 30% to $3.2 million in 2011 from $4.5 million in 2010. PhotoStamps revenue in 2011 was $8.3 million, an increase of 15% compared to $7.2 million in 2010. Other revenue in 2011 was $6,000, a decrease of 78% compared to $27,000 in 2010.

The following table sets forth the breakdown of revenue for 2011 and 2010 and the resulting percent change (revenue in $000s):

	2011	2010	% Change
Revenues
Service	$75,535	$64,607	17%
Product	13,465	11,725	15%
Insurance	4,321	2,023	114%
PC Postage Revenue	93,321	78,355	19%
PhotoStamps Revenue	8,258	7,162	15%
Other	6	27	(78%)
Total revenues	$101,585	$85,544	19%

The following table sets forth the breakdown of PC Postage revenue, which includes Core PC Postage revenue and Non-Core PC Postage revenue for 2011 and 2010 and the resulting percent change (revenue in $000s):

	2011	2010	% Change

Core PC Postage Revenue	$90,150	$73,814	22%
Non-Core PC Postage Revenue	3,171	4,541	(30%)
Total PC Postage Revenue	$93,321	$78,355	19%

The increase in Core PC Postage revenue was driven by both an increase in paid customers and an increase in average revenue per paid customer. Average revenue per paid customer increased 10% to $20.20 in 2011 from $18.25 in 2010. Annual average paid customers increased 11% to 372,000 in 2011 from 337,000 in 2010.

We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.

The following table sets forth the total number of paid customers in the period that were originally acquired through our Core PC Postage channels (in thousands):

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average

2011	360	368	374	385	372
2010	336	338	334	340	337

The following table sets forth the growth in paid customers and average annual revenue per paid customer for customers originally acquired through our Core PC Postage channel:

Core PC Postage Revenue	2011	2010	% Change

Average paid customers for the year (in thousands)	372	337	10%
Average annual revenue per paid customer	$242	$219	11%
Core PC Postage Revenue ($000s)	$90,150	$73,814	22%

The increase in paid customers in 2011 was primarily attributable to (1) our increased customer acquisition spending in these channels leading to an increase in the number of customers acquired and (2) reductions in our paid customer churn rates.

For our Core PC Postage Business, our average annual and monthly Core PC Postage revenue per paid customer in 2011 was $242 and $20.20 respectively, which increased by 11% compared to $219 and $18.25, respectively in 2010.  The increase in average revenue per paid customer was primarily attributable to (1) higher monthly fees from our high volume shipping and enterprise customer segments, (2) an increase in the average store revenue per paid customer driven by the increased usage of our service and (3) an increase in insurance purchases driven by our focus on shipping and new insurance features.

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

Insurance revenue increased 114% to $4.3 million in 2011 from $2.0 million in 2010.  This increase was primarily attributable to (1) the expansion of our existing package insurance offering to cover packages being shipped to international destinations, (2) insurance purchases resulting from our partnership with Amazon.com and (3) increased insurance purchases by high volume shippers. Total postage printed by our high volume shipping customers in 2011 increased by 96% compared to 2010. As a percentage of total revenue, insurance revenue increased to 4% in 2011 from 2% in 2010.

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

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and other income, which is currently immaterial to our financial statements. Interest and other income, net decreased 26% to approximately $562,000 in 2011 from $756,000 in 2010. The decrease, both on an absolute basis and as a percentage of total revenue, is primarily due to lower average investment balances, as we sold certain investments and used the cash to pay a one-time $2.00 per share special dividend in the fourth quarter of 2010 and repurchased shares of our common stock.

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

During 2010, the State of California passed legislation that extended the suspension of the use of NOLs to offset current state income tax expense to the years 2010 and 2011. The legislation also raised the limit on the use of tax credits to offset state income tax expense from 50% in 2009 to 100% for 2010 and 2011.  As a result, we were able to utilize our tax credits to offset 100% of our state income tax expense in 2010. Since we were in a taxable loss position in 2011, we did not incur any state income tax expense and thus did not have to utilize any tax credits in 2011

Liquidity and Capital Resources

As of December 31, 2012 and 2011, we had $47 million and $69 million in cash, restricted cash and short-term and long-term investments, respectively.  We invest available funds in short-term and long-term money market funds, commercial paper, asset-backed securities, corporate notes and bonds and municipal securities and do not engage in hedging or speculative activities.

On January 23, 2012, we completed the purchase of two adjacent buildings in El Segundo, California that now serves as our corporate headquarters for an aggregate purchase price of $13.4 million. We substantially completed the renovation and construction project on the property in 2012. We moved into our new corporate headquarters during the third quarter of 2012. We occupy a portion of the 99,600 square foot space, with the remaining portion of the space continuing to be leased to the existing tenants. The purchase of the property and renovations were funded out of our cash flow from operations and existing cash and investments.

During 2012, we repurchased 1.5 million shares of our common stock for $31.8 million. During 2013, subject to limitations that may be imposed by applicable securities laws and regulations and the rules of The NASDAQ Stock Market, we may consider repurchasing stock by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess.  We have no commitments to make any such purchases.

Net cash provided by operating activities was $27.3 million and $15.3 million for 2012 and 2011, respectively. The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and net income and the resulting changes in our operating assets and liabilities.

Net cash used in investing activities was $28.3 million in 2012.  Net cash provided by investing activities was $10.5 million in 2011. The increase in net cash used in investing activities was primarily due to the purchase and renovation of our new corporate headquarters and purchase of investments.

Net cash used in financing activities was $23.5 million in 2012. Net cash provided by financing activities was $20.2 million in 2011.  The increase in net cash used in financing activities is primarily due to the increase of stock purchased through our stock repurchase program, partially offset by proceeds from employee stock options exercises.

As of December 31, 2012, we do not have any significant contractual obligations or commercial commitments.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2012 and 2011.

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

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million, which was $0.15 on a per share basis using fully diluted shares as of June 30, 2011 (revenue divided by fully diluted shares outstanding, exclusive of any current or prior period costs related to the retail programs), of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue. We continue to recognize retail box breakage revenue from PhotoStamps retail boxes using the redemption recognition method.  During 2012 and 2011 PhotoStamps retail box breakage revenue was approximately $260,000 and $2.3 million, respectively.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence including our recent earnings, expected future taxable income and the federal and state effective tax rates related to future taxable income.

Based on our evaluation of these factors, we reduced our valuation allowances in 2012 and 2011. The portion credited to the income statement was approximately $14.4 million and $8.5 million, respectively. As of December 31, 2012, our recorded net deferred tax asset represents approximately three years of forecasted taxable income as we currently do not believe forecasted taxable income projections beyond three years can be supported at a more likely than not level. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that additional deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful life of the asset, generally three to five years for furniture, fixtures and equipment and ten to forty years for building and building improvements. We have a policy of capitalizing expenditures that materially increase assets’ useful lives and charging ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in operations.

On January 23, 2012, we completed the purchase of our new corporate headquarters in El Segundo, California, for an aggregate purchase price of $13.4 million of which approximately $7.2 million was allocated to land value and $5.5 million was allocated to building value. The purchase was accounted for as a business combination.  The building is being depreciated on a straight-line basis over the estimated useful life of 40 years; the land is an asset that does not get depreciated.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets and is being amortized over the remaining actual lease terms, which are as long as 5.5 years.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies--Recent Accounting Pronouncements” of our accompanying consolidated financial statements regarding recent accounting pronouncements and our expectation of their impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 220 days at December 31, 2012. Our cash equivalents and investments approximated $47 million and had a weighted average interest rate of 0.8%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10 % increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2012, which is included herein.

Changes in internal controls

During the quarter ended December 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and Subsidiary

We have audited Stamps.com Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stamps.com Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stamps.com Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Stamps.com Inc. and Subsidiary and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 15, 2013

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference herein to our proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference herein to our proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference herein to our proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

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

3.             Exhibits.  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.(11)

3.2	Bylaws of the Company.(3)

3.3	Resolution Amending Bylaws of Stamps.com Inc. (13)

4.1	Specimen common stock certificate.(4)

10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)

10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)

10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2) +++

10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7) +++

10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6) +++

10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1) +++

10.7+	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (8)

10.8++	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc. (9)

Exhibit Number	Description

10.9	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5) +++

10.10	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5) +++

10.11	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++

10.12	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5) +++

10.13	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5) +++

10.14	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++

10.15	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5) +++

10.16	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5) +++

10.17	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5) +++

10.18	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5) +++

10.19	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5) +++

10.20	Stock Purchase Agreement (12) +++

10.21	2010 Equity Incentive Plan.(13) +++

10.22	Form of Stock Option Agreement.(14) +++

10.23	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)

10.24	Agreement of Purchase And Sale and Joint Escrow Instructions.(16)

14	Code of Ethics.(10)

21	List of Subsidiaries: PhotoStamps Inc., a California corporation

23.1	Consent of Ernst & Young LLP.(17)

24.1	Power of Attorney by G. Bradford Jones.(17)

24.2	Power of Attorney by Mohan Ananda.(17)

24.3	Power of Attorney by Lloyd I. Miller.(17)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(17)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(17)

Exhibit Number	Description

32.1	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17)

32.2	Certification of Chief Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).

(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).

(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 7, 1999 (File No. 333-77025).

(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).

(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003 (File No. 000-26427).

(9)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004 (File No. 000-26427).

(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 (File No. 000-26427).

(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-26427).

(12)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 (File No. 000-26427).

(13)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2010 (File No. 000-26427).

(14)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 2010 (File No. 333-168360).

(15)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010 (File No. 000-26427).

(16)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (File No. 000-26427).

(17)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

+	Confidential treatment requested and received as to certain portions.

++
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

+++	Denotes management contract or compensatory plan, contract or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stamps.com Inc. and Subsidiary at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stamps.com Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 15, 2013

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$29,576	$54,087
Restricted cash	—	500
Short-term investments	6,323	1,397
Accounts receivable, net	14,432	10,466
Other current assets	5,602	5,476
Total current assets	55,933	71,926

Property and equipment, net	28,631	2,165
Intangible assets, net	1,262	837
Long-term investments	10,720	13,379
Deferred income taxes	30,549	16,125
Other assets	3,757	3,548
Total assets	$130,852	$107,980

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,366	$12,075
Deferred revenue	1,532	1,898
Total current liabilities	17,898	13,973

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2012 and 2011 Issued shares: 27,472 in 2012 and 26,856 in 2011 Outstanding shares: 15,319 in 2012 and 16,163 in 2011	50	49
Additional paid-in capital	649,694	637,483
Treasury stock, at cost, 12,153 shares in 2012 and 10,693 shares in 2011	(155,260)	(123,472)
Accumulated deficit	(381,781)	(420,338)
Accumulated other comprehensive income	251	285
Total stockholders’ equity	112,954	94,007
Total liabilities and stockholders’ equity	$130,852	$107,980

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Service	$88,173	$75,535	$64,607
Product	14,710	13,465	11,725
Insurance	7,120	4,321	2,023
PhotoStamps	5,651	8,258	7,162
Other	7	6	27
Total revenues	115,661	101,585	85,544
Cost of revenues:
Service	15,720	14,720	13,282
Product	5,435	4,910	4,337
Insurance	2,334	1,506	641
PhotoStamps	4,267	5,076	5,424
Total cost of revenues	27,756	26,212	23,684
Gross profit	87,905	75,373	61,860
Operating expenses:
Sales and marketing	38,755	34,569	31,174
Research and development	10,243	9,395	9,420
General and administrative	14,750	14,181	14,590
Legal settlements	—	—	5,211
Total operating expenses	63,748	58,145	60,395
Income from operations	24,157	17,228	1,465
Non-operating asset write-off	—	—	(634)
Interest income and other income, net	541	562	756
Income before taxes	24,698	17,790	1,587
Benefit for income taxes	(13,859)	(8,475)	(3,945)
Net income	$38,557	$26,265	$5,532
Net income per share:
Basic	$2.40	$1.78	$0.38
Diluted	$2.30	$1.73	$0.38
Weighted average shares outstanding :
Basic	16,079	14,767	14,529
Diluted	16,793	15,168	14,685

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$38,557	$26,265	$5,532
Other comprehensive income:
Unrealized (loss) gain on investments	(34)	(138)	629
Comprehensive income	$38,523	$26,127	$6,161

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2009	15,681	$47	$630,322	$(104,344)	$(450,214)	$(206)	$75,605
Net income	—	—	—	—	5,532	—	5,532
Unrealized gain on investments	—	—	—	—	—	629	629
Stock-based compensation expense	—	—	2,840	—	—	—	2,840
Return of capital	—	—	(27,023)	—	—	—	(27,023)
Dividend	—	—	—	—	(1,921)	—	(1,921)
Exercise of stock options	280	—	2,024	—	—	—	2,024
Shares issued under the ESPP	48	—	359	—	—	—	359
Stock repurchase	(1,519)	—	—	(13,807)	—	—	(13,807)
Balance at December 31, 2010	14,490	$47	$608,522	$(118,151)	$(446,603)	$423	$44,238
Net income	—	—	—	—	26,265	—	26,265
Unrealized loss on investments	—	—	—	—	—	(138)	(138)
Stock-based compensation expense	—	—	3,419	—	—	—	3,419
Exercise of stock options	2,043	2	25,036	—	—	—	25,038
Shares issued under the ESPP	56	—	506	—	—	—	506
Stock repurchase	(426)	—	—	(5,321)	—	—	(5,321)
Balance at December 31, 2011	16,163	$49	$637,483	$(123,472)	$(420,338)	$285	$94,007
Net income	—	—	—	—	38,557	—	38,557
Unrealized loss on investments	—	—	—	—	—	(34)	(34)
Stock-based compensation expense	—	—	3,991	—	—	—	3,991
Exercise of stock options	560	1	7,305	—	—	—	7,306
Shares issued under the ESPP	56	—	915	—	—	—	915
Stock repurchase	(1,460)	—	—	(31,788)	—	—	(31,788)
Balance at December 31, 2012	15,319	$50	$649,694	$(155,260)	$(381,781)	$251	$112,954

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$38,557	$26,265	$5,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,649	885	894
Non-operating asset write-off	—	—	634
Stock-based compensation expense	3,991	3,419	2,840
Deferred income taxes	(14,424)	(8,475)	(3,979)
Changes in operating assets and liabilities:
Accounts receivable	(3,966)	(5,598)	(501)
Other current assets	110	(1,461)	(727)
Other assets	(209)	(517)	556
Deferred revenue	(366)	(2,295)	123
Accounts payable and accrued expenses	1,948	3,064	(572)
Net cash provided by operating activities	27,290	15,287	4,800
Investing activities:
Sale of short-term investments	1,621	10,831	4,835
Purchase of short-term investments	(6,473)	(8)	(14,776)
Sale of long-term investments	8,254	3,473	19,506
Purchase of long-term investments	(5,703)	(1,982)	(9,984)
Release (purchase) of restricted cash	500	(500)	554
Acquisition of property, equipment and intangibles	(26,481)	(1,308)	(1,507)
Net cash (used in) provided by investing activities	(28,282)	10,506	(1,372)
Financing activities:
Dividend payment	—	—	(1,921)
Return of capital	—	—	(27,023)
Proceeds from exercise of stock options	7,306	25,038	2,024
Issuance of common stock under ESPP	915	506	359
Repurchase of common stock	(31,740)	(5,321)	(13,807)
Net cash (used in) provided by financing activities	(23,519)	20,223	(40,368)
Net (decrease) increase in cash and cash equivalents	(24,511)	46,016	(36,940)
Cash and cash equivalents at beginning of period	54,087	8,071	45,011
Cash and cash equivalents at end of period	$29,576	$54,087	$8,071

Supplemental cash flow information:
Income taxes paid during the period	$221	$124	$199
Capital expenditure accrued but not paid at period end	$2,294	—	—
Treasury stock accrued but not paid at period end	$49	—	—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Our cash equivalents, restricted cash and investments consisted of money market funds, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2012 and 2011. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are included as a separate component of stockholders' equity.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable

Our accounts receivable relate to PC Postage services, PhotoStamps sales, branded insurance provided to customers prior to billing and other receivables. Accounts receivable are recorded at the invoiced amount, net of allowances for uncollectible accounts of approximately $239,000 and $117,000 as of December 31, 2012 and 2011, respectively, and were $14.4 million and $10.5 million as of December 31, 2012 and 2011, respectively.

We evaluate the collectability of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience.  If the financial condition of our customers deteriorates, resulting in their inability to make payments, additional provisions are recorded in that period. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible.

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

During 2012, 2011 and 2010, we did not recognize revenue from any one customer that represented 10% or more of revenues.

We do not have any customers representing 10% or more of total accounts receivable as of December 31, 2012 and 2011, respectively.  We have accounts receivable from one partner that represented approximately 40% and 42% of the total accounts receivable balance as of December 31, 2012 and 2011, respectively.

Inventories

Inventories consist of finished products sold through our supplies store and are accounted for using the lower of cost (first-in, first-out method) or market. Inventories reported as a component of other current assets in 2012 and 2011 were $3.4 million and $2.2 million, respectively.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful life of the asset, generally three to five years for furniture, fixtures and equipment and ten to forty years for building and building improvements. We have a policy of capitalizing expenditures that materially increase assets’ useful lives and charging ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in operations.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 23, 2012, we completed the purchase of our new corporate headquarters in El Segundo, California, for an aggregate purchase price of $13.4 million of which approximately $7.2 million was allocated to land value and $5.5 million was allocated to building value. The purchase was accounted for as a business combination.  The building is being depreciated on a straight-line basis over the estimated useful life of 40 years; the land is an asset that does not get depreciated.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets and is being amortized over the remaining actual lease terms which are as long as 5.5 years.

Trademarks, Patents and Intangible Assets

Acquired trademarks, patents and other intangibles are included in intangible assets, net in the accompanying consolidated balance sheets and are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from approximately 5 to 17 years. During 2012, 2011 and 2010, amortization expense, including the amortization of trademarks, patents and lease-in-place intangible asset, was approximately $269,000, $47,000 and $13,000, respectively.

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

Intangible assets are tested for impairment using a two-step process.  The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value.  If the fair value exceeds the carrying value, no further work is required, and no impairment loss would be recognized.  If the fair value is less than the carrying value, the second step is performed. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.  Based on the annual evaluations performed by us, there was no impairment of intangible assets during the years ended December 31, 2012, 2011 or 2010.

Deferred Revenue

The majority of our deferred revenue relates to PhotoStamps retail boxes. We sell our PhotoStamps retail boxes to our customers through our website and selected third parties.  Proceeds from the sale of our PhotoStamps retail boxes are initially recorded as a liability when received. We record the liability for outstanding PhotoStamps retail boxes in deferred revenue.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2012 and 2011.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million, which was $0.15 on a per share basis using fully diluted shares as of June 30, 2011 (revenue divided by fully diluted shares outstanding, exclusive of any current or prior period costs related to the retail programs), of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue. We continue to recognize retail box breakage revenue from PhotoStamps retail boxes using the redemption recognition method.  During 2012 and 2011 PhotoStamps retail box breakage revenue was approximately $260,000 and $2.3 million, respectively.

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

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. We account for our promotional expense in accordance with Accounting Standard Codification (“ASC”) 605-50-25, “Recognition – Vendor’s Accounting for Consideration Given to a Customer”, by recognizing a liability for promotional expense based on estimated amounts that will be claimed by customers unless the liability for promotional expense cannot be reasonable and reliably estimated.  This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer’s lifetime. During 2012, 2011 and 2010 promotional expense was $3.5 million, $3.6 million and $2.7, respectively.

Research and Development Costs

Research and development expense principally consist of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

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

Advertising Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used.  For the years ended December 31, 2012, 2011 and 2010, advertising and tradeshow costs were $8.7 million, $7.0 million and $5.5 million, respectively.

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

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

Under the guidance related to uncertain tax positions, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of liability or benefit to recognize in the financial statements.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net income	$38,557	$26,265	$5,532

Basic - weighted average common shares	16,079	14,767	14,529
Dilutive effect of common stock equivalents	714	401	156
Diluted - weighted average common shares	16,793	15,168	14,685

Net income per share:
Basic	$2.40	$1.78	$0.38
Diluted	$2.30	$1.73	$0.38

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year ended December 31,
	2012	2011	2010
Anti-dilutive stock option shares	119	1,023	1,928

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

During the fourth quarter of 2010, in connection with our special dividend of $2.00 per share, in order to prevent that dividend from diluting or enlarging the rights of the holders of outstanding stock options and purchase rights under certain of our employee plans, including our equity plans, we reduced the exercise price of affected options and rights in a manner that is both value neutral and that did not result in the incurrence of any incremental stock-based compensation expense.  Because the exercise price could not be adjusted in this manner without adverse tax consequences for certain option grants, we made value neutral cash payments with respect to those option grants, which compensated option holders for lost economic value in those option grants.  These cash payments were expensed as compensation and did not affect our stock-based compensation expense. We did not recognize any similar cash payment in 2012 and 2011.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2012	2011	2010
Stock-based compensation expense relating to:
Employee and director stock options	$3,438	$3,112	$2,725
Employee stock purchases	553	307	115
Total stock-based compensation expense	$3,991	$3,419	$2,840

Stock-based compensation expense relating to:
Cost of revenues	$325	$278	$253
Sales and marketing	873	764	727
Research and development	893	750	575
General and administrative	1,900	1,627	1,285
Total stock-based compensation expense	$3,991	$3,419	$2,840

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2012	2011	2010
Expected dividend yield	—	—	—
Risk-free interest rate	0.37%	1.39%	1.67%
Expected volatility	50%	48%	49%
Expected life (in years)	3.7	4.4	4.5
Expected forfeiture rate	7%	9%	20%

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

At December 31, 2012, we had approximately $5.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans, which is expected to be recognized over a weighted-average period of 2.0 years.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Treasury Stock

During 2012, 2011 and 2010, we repurchased 1.5 million shares for $31.8 million, 426,000 shares for $5.3 million and 1.5 million shares for $13.8 million, respectively.

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

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, other intellectual property and lease-in-place intangible assets with a gross carrying value of $9.4 million and $8.7 million as of December 31, 2012 and 2011, respectively, and accumulated amortization of $8.1 million and $7.8 million as of December 30, 2012 and 2011, respectively. During 2012, we completed our purchase of our new corporate headquarters for an aggregate purchase price of $13.4 million.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets and is being amortized over the remaining actual lease terms, which are as long as 5.5 years.  The expected useful lives of our amortizable intangible assets range from approximately 5 to 17 years. As of December 31, 2012, the remaining weighted average amortization period for our amortizable intangible assets is 5.2 years. During 2012, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2012 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2012.  Aggregate amortization expense on patents, trademarks and lease-in-place intangible asset was approximately $269,000, $47,000 and $13,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Our expected yearly amortization expense for the next five years is approximately $141,000.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Cash, Cash Equivalents and Investments

Our cash equivalents, restricted cash and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2012 and 2011. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method. Net realized gain and loss during the years ended December 31, 2012, 2011 and 2010 is not material to our financial statements. Unrealized gains and losses are included as a separate component of stockholders' equity. We do not intend to sell investments with an amortized cost basis exceeding fair value, and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have four securities with a total fair value of $98,000 that have unrealized losses of approximately $9,000 as of December 31, 2012.

The following table summarizes realized gains and losses for the period indicated (in thousands):

	Year Ended December 31,

	2012	2011	2010

Realized gain	$11	$11	$62
Realized loss	(2)	—	(97)
Net realized gain (loss)	$9	$11	$(35)

On at least a quarterly basis, we evaluate our available for sale securities and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during 2012 and 2011 after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuers
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our cash, cash equivalents, restricted cash and investments as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,043	—	—	$7,043
Money market	22,533	—	—	22,533
Cash and cash equivalents	29,576	—	—	29,576
Short-term investments:
Corporate notes and bonds	5,248	66	—	5,314
U.S. government and agency securities	1,005	4	—	1,009
Short-term investments	6,253	70	—	6,323
Long-term investments:
Corporate bonds and asset backed securities	10,539	190	(9)	10,720
Long-term investments	10,539	190	(9)	10,720
Cash and cash equivalents and investments	$46,368	260	(9)	$46,619

	December 31, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$8,768	—	—	$8,768
Money market	45,319	—	—	45,319
Cash and cash equivalents	54,087	—	—	54,087
Restricted cash:
Money market	500	—	—	500
Restricted cash	500	—	—	500
Short-term investments:
Corporate notes and bonds	1,400	6	(9)	1,397
Short-term investments	1,400	6	(9)	1,397
Long-term investments:
Corporate bonds and asset backed securities	12,084	309	(38)	12,355
U.S. government and agency securities	1,007	17	—	1,024
Long-term investments	13,091	326	(38)	13,379
Cash and equivalents, restricted cash and investments	$69,078	332	(47)	$69,363

Restricted cash of $500,000 as of December 31, 2011 was related to the escrow for the purchase of our new corporate headquarters building.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,253	$6,323
Due after one year through five years	10,539	10,720
Due after five years through ten years	—	—
Total	$16,792	$17,043

5.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market.

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$29,576	$29,576	$—	$—
Available-for-sale debt securities	17,043	—	17,043	—
Total	$46,619	$29,576	$17,043	$—

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash, restricted cash and cash equivalents	$54,587	$54,587	$—	$—
Available-for-sale debt securities	14,776	—	14,776	—
Total	$69,363	$54,587	$14,776	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of December 31, 2012 and 2011.

6.	Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2012 and 2011 (in thousands):

	2012	2011

Payroll and related accrual	$3,783	$3,252
Cost of sale, inventory and materials accrual	2,366	2,601
Construction and related fixed asset accrual	2,216	—
Professional fees accrual	690	598
Sales and marketing related accrual	2,832	2,529
Operating expenses related accrual	1,651	1,142
Other accruals	2,828	1,953
Accounts payable and accrued expenses	$16,366	$12,075

7.	Allowance for Doubtful Accounts

As of December 31, 2012 and 2011, our allowance for doubtful accounts totaled approximately $239,000 and $117,000, respectively. Increases in our allowance for doubtful accounts totaled approximately $122,000 and $9,000 for 2012 and 2011, respectively. There were no material write-offs against the allowance for doubtful accounts during 2012 or 2011.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2012	2011
Land	$7,156	$—
Building	4,886	—
Building improvements	13,569	—
Furniture and equipment	1,362	2,178
Computers and software	8,311	14,494
Leasehold improvements	—	1,769
	35,284	18,441
Less accumulated depreciation and amortization	(6,653)	(16,276)
Property and equipment, net	$28,631	$2,165

During 2012, 2011 and 2010, depreciation expense was approximately $1.4 million, $838,000 and $881,000, respectively.  Prior to 2010, we incurred $634,000 in capitalized fixed assets related to a project to launch a new third party billing system. During 2010, we made a decision to abandon this project before it was completed and went live. As a result, we wrote-off $634,000 of fixed assets in the fourth quarter of 2010.  We did not have any similar write-off in 2012 or 2011.

9.	Income Taxes

During 2012, our net income tax benefit consisted of federal and state minimum taxes and a reduction of a portion of our valuation allowance on our deferred tax asset (as described below). Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.

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

On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (PSI) to resolve all outstanding patent litigation among the parties. Because the PSI litigation settlement occurred during the first quarter of 2012, we eliminated what had previously been negative evidence at that time.  The litigation settlement then became positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it was more likely than not that a tax benefit would be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. During the fourth quarter of 2012, based on our updated forecast of three year projected taxable income and a change in the California state tax laws, we recorded another release of a portion of our valuation allowance totaling approximately $2.5 million.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In making these determinations, we considered the available positive and negative evidence, including our recent earnings trend, expected future taxable income and the federal and state effective tax rates related to the future taxable income.  As of December 31, 2012, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. In October 2010, the State of California passed legislation extending this suspension for tax years 2010 and 2011. We did not incur any additional California state income tax as a result of the state NOL suspension during the year ended December 31, 2010 as we were able to offset 100% of our state income tax liability through the use of our research and development tax credits. During 2011 we were in a taxable loss position for tax reporting purposes and as a result we did not use any tax credits. We recorded a current tax provision for corporate alternative minimum federal taxes and state taxes of approximately $565,000, $0 and $34,000 during the years ended December 31, 2012, 2011 and 2010, respectively. Total tax benefit recorded was approximately $13.9 million, $8.5 and $3.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Under the guidance related to uncertain tax positions, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of liability or benefit to recognize in the financial statements.

In accordance with the guidance we have evaluated our research and development tax credits for uncertain tax positions. As of December 31, 2012 we have research and development tax credits totaling $6.8 million for Federal and California purposes.  In addition, we had $1.9 million of unrecognized federal tax benefits which is subject to examination by the taxing authorities and upon further examination, we may increase or decrease our unrecognized tax benefit based on the results of the examination.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2009	$(1,710)
Additions for tax positions of prior years	(23)
Addition for tax position of the current year	—
Settlement	—
Balance at December 31, 2010	$(1,733)
Reduction for tax positions of prior years	71
Addition for tax position of the current year	(83)
Settlement	—
Balance at December 31, 2011	$(1,745)
Reductions for tax positions of prior years	—
Additions for tax position of the current year	(160)
Settlement	—
Balance at December 31, 2012	$(1,905)

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2012, we have not recorded any interest and penalty expense.

We remain subject to examination by the relevant tax authorities.  These include the 2009 through 2011 tax years for federal purposes and the 2010 through 2011 tax years for California purposes.

Our effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2012 and 2011 are presented below (in thousands):

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforward	$63,830	$77,737
Tax credits	5,467	4,161
Depreciation	(139)	84
Amortization	494	775
Accruals	2,214	2,540
Total deferred tax assets	71,866	85,297
Valuation allowance	(41,317)	(69,172)
Net deferred tax assets	$30,549	$16,125

We have NOL carryforwards of approximately $210 million and $100 million for federal and state income tax purposes, respectively, at December 31, 2012 which can be carried forward to offset future taxable income. We have available tax credit carryforwards of approximately $5.3 million and $3.1 million for federal and state income tax purposes, respectively at December 31, 2012, which can be carried forward to offset future taxable liabilities. Our federal NOLs will begin to expire in 2020, and our state NOLs will begin to expire in 2013. The federal tax credits begin to expire in 2018. Under California law, California tax credits do not have an expiration date.

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL resulting from excess tax benefits. As of December 31, 2012, deferred tax assets do not include approximately $9.1 million of these excess tax benefits from employee stock option exercises that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $9.1 million if and when such excess tax benefits are realized.

The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions that may limit the NOL carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests.

We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of ownership that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2012 we were at approximately 22% level compared with the 50% level that would trigger impairment of our NOLs.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The benefit for income taxes consists of (in thousands):

	2012	2011	2010
Current:
Federal	$411	$—	$34
State	154	—	—
	565	—	34

Deferred:
Federal	(15,958)	(7,245)	(3,396)
State	1,534	(1,230)	(583)
	(14,424)	(8,475)	(3,979)
Benefit for income taxes	$(13,859)	$(8,475)	$(3,945)

Differences between the benefit for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2012	2011	2010
Income tax at statutory federal rate	$8,823	$6,057	$534
State income taxes, net of federal benefit	1,516	1,044	36
Effect of permanent differences	12	12	467
Change in valuation allowance - discrete release	(14,424)	(8,475)	(3,979)
Other changes in valuation allowance, net (1)	(13,431)	(7,225)	(1,026)
Change in state rate	4,186	—	—
Unrecognized tax benefits	160	12	23
Other	(701)	100	—
	$(13,859)	$(8,475)	$(3,945)

 (1) Other changes in valuation allowance, net includes the tax effect of utilization of net operating losses of $13 million, $0 and $401,000 for the years ended December 31, 2012, 2011 and 2010, respectively, which were provided for as part of the valuation allowance prior to utilization.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Options Outstanding	Weighted Average
	Number of Options	Exercise Price
Balance at December 31, 2009	3,176	$14.38
Granted	207	11.33
Forfeited	(325)	21.69
Exercised	(280)	7.22
Balance at December 31, 2010	2,778	$12.58
Granted	1,718	13.20
Forfeited	(136)	12.01
Exercised	(2,043)	12.25
Balance at December 31, 2011	2,317	$13.36
Granted	192	25.50
Forfeited	(88)	21.44
Exercised	(560)	13.04
Balance at December 31, 2012	1,861	$14.33

The weighted-average fair value of stock grants for 2012, 2011 and 2010 using the Black-Scholes valuation method are as follows:

	2012	2011	2010
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$5.04	$5.05	$4.71
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$5.04	$5.05	$4.71

Weighted average exercise prices for stock options exercised in 2012 are as follows:

2012
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$13.04
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	13.40
Total weighted-average exercise price	$13.04

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2012 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.00 - $9.99	74	5.5	$8.98	54	$8.88
$10.00 - $19.99	1,520	7.5	12.67	724	12.78
$20.00 - $29.99	256	8.1	25.03	82	24.25
$30.00 - $39.99	11	6.5	31.45	5	31.64
$0.00 - $39.99	1,861	7.5	$14.33	865	$13.74

The following table summarizes stock option activity for 2012:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,317	$13.36
Granted	192	25.50
Exercised	(560)	13.04
Forfeited or expired	(88)	21.44
Balance at December 31, 2012	1,861	$14.33	7.5	$20,504
Exercisable at December 31, 2012	865	$13.74	6.3	$9,979

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $25.20 at December 31, 2012, the last trading day of 2012, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during 2012, 2011 and 2010 was $9.41, $5.05 and $4.71, respectively. The weighted average grant date fair value of options vested during 2012, 2011 and 2010 was $5.03, $4.78 and $6.12, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was approximately $8.4 million, $25.1 million and $1.9 million, respectively.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the status of our non-vested stock options as of December 31, 2012:

	Non-vested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	1,550	$5.07
Granted	192	9.41
Vested	(658)	5.03
Forfeited / Cancelled	(88)	8.58
Nonvested at December 31, 2012	996	$5.67

As of December 31, 2012, there was $5.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.

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

In July 2009, our Board of Directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. As of December 31, 2012 and 2011, we had approximately 1.8 million shares available for issuance under our ESPP. Total shares of common stock issued pursuant to the ESPP during 2012, 2011 and 2010 were approximately 56,000, 56,000 and 48,000, respectively.

Savings Plan

During 1999, we implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 20% of their pretax salary, but not more than statutory limits. We match 50% of the first 4% a participant contributes. We expensed approximately $303,000, $276,000 and $228,000 in 2012, 2011 and 2010, respectively, related to this plan.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Legal Proceedings

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

12.	Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Quarterly Information (Unaudited)

	Quarter Ended
	March		June		September	December
	(in thousands except per share data)
Fiscal Year 2012:
Revenues	$28,293		$28,227		$29,071	$30,070
Gross profit	21,030		21,589		22,578	22,708
Income from operations	4,421		5,824		7,085	6,827
Net income	16,360	(2)	5,923		6,977	9,297	(2)
Net income per share:
Basic	$1.01		$0.36		$0.43	$0.60
Diluted	$0.95		$0.34		$0.42	$0.58
Weighted average shares outstanding:
Basic	16,250		16,468		16,103	15,502
Diluted	17,173		17,196		16,675	16,129

Fiscal Year 2011:
Revenues	$22,817		$26,630	(1)	$24,918	$27,220
Gross profit	16,593		19,945		18,596	20,239
Income from operations	2,584		5,627		4,434	4,583
Net income	2,675		5,677		4,528	13,385
Net income per share:
Basic	$0.18		$0.40		$0.31	$0.85
Diluted	$0.18		$0.39		$0.30	$0.81
Weighted average shares outstanding:
Basic	14,484		14,321		14,556	15,694
Diluted	14,613		14,450		15,059	16,551

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.
____________

(1) During the second quarter of 2011 we recognized $2.2 million of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue.

(2) During the first quarter of 2012 we released a portion of our valuation allowance totaling approximately $11.9 million. During the fourth quarter of 2012 we released another portion of our valuation allowance totaling approximately $2.5 million (See Income Taxes - Notes to Consolidated Financial Statements).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 15th day of March 2013.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE
Kenneth McBride
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH MCBRIDE	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2013
Kenneth McBride	(Principal Executive Officer)

/s/ KYLE HUEBNER	Chief Financial Officer and Co-President	March 15, 2013
Kyle Huebner	(Principal Financial and Accounting Officer)

*	Director	March 15, 2013
Mohan P. Ananda

*	Director	March 15, 2013
G. Bradford Jones

*	Director	March 15, 2013
Lloyd I. Miller

*By Kenneth McBride as Attorney-in-fact.