Form 10-Q
period 2013-03-31
STAMPS.COM INC
filed 2013-05-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 000-26427

Stamps.com Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0454966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1990 E Grand Ave
El Segundo, CA 90245
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

As of April 30, 2013, there were approximately 15,448,518 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$40,847	$29,576
Short-term investments	6,409	6,323
Accounts receivable, net	10,628	14,432
Other current assets	5,868	5,602
Total current assets	63,752	55,933
Property and equipment, net	28,262	28,631
Intangible assets, net	1,197	1,262
Long-term investments	9,931	10,720
Deferred income taxes.	30,549	30,549
Other assets	4,009	3,757
Total assets	$137,700	$130,852

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,895	$16,366
Deferred revenue	1,521	1,532
Total current liabilities	16,416	17,898
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2013 and 2012 Issued shares: 27,550 in 2013 and 27,472 in 2012 Outstanding shares: 15,324 in 2013 and 15,319 in 2012	50	50
Additional paid-in capital	651,905	649,694
Accumulated deficit	(373,875)	(381,781)
Treasury stock, at cost, 12,226 shares in 2013 and 12,153 in 2012	(157,008)	(155,260)
Accumulated other comprehensive income	212	251
Total stockholders’ equity	121,284	112,954
Total liabilities and stockholders’ equity	$137,700	$130,852

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Service	$24,848	$21,387
Product	4,476	3,929
Insurance	1,746	1,662
PhotoStamps	1,030	1,312
Other	1	3
Total revenues	32,101	28,293
Cost of revenues:
Service	4,555	4,239
Product	1,625	1,460
Insurance	641	535
PhotoStamps	831	1,029
Total cost of revenues	7,652	7,263
Gross profit	24,449	21,030
Operating expenses:
Sales and marketing	10,383	10,107
Research and development	2,625	2,657
General and administrative	3,626	3,845
Total operating expenses	16,634	16,609
Income from operations	7,815	4,421

Interest and other income, net	154	124
Income before income taxes	7,969	4,545
Income tax expense (benefit)	63	(11,815)
Net income	$7,906	$16,360
Net income per share
Basic	$0.52	$1.01
Diluted	$0.49	$0.95
Weighted average shares outstanding
Basic	15,328	16,250
Diluted	16,000	17,173

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$7,906	$16,360
Other comprehensive income:
Unrealized loss on investment	(39)	(3)
Comprehensive income	$7,867	$16,357

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$7,906	$16,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	557	303
Stock-based compensation expense	1,142	1,323
Deferred income taxes	—	(11,916)
Changes in operating assets and liabilities:
Accounts receivable	3,804	3,011
Other current assets	(501)	908
Other assets	(252)	221
Deferred revenue	(11)	(35)
Accounts payable and accrued expenses	205	899
Net cash provided by operating activities	12,850	11,074
Investing activities:
Sale of short-term investments	634	330
Purchase of short-term investments	(793)	(591)
Sale of long-term investments	856	684
Purchase of long-term investments	(34)	(5,491)
Release of restricted cash	—	500
Purchase of property and equipment	(1,514)	(15,352)
Net cash used in investing activities	(851)	(19,920)
Financing activities:
Proceeds from exercise of stock options	552	1,796
Issuance of common stock under ESPP	517	426
Repurchase of common stock	(1,797)	—
Net cash (used in) provided by financing activities	(728)	2,222
Net increase (decrease) in cash and cash equivalents	11,271	(6,624)
Cash and cash equivalents at beginning of period	29,576	54,087
Cash and cash equivalents at end of period	$40,847	$47,463

Supplemental Information:
Capital expenditures accrued but not paid at period end	668	763

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 15, 2013.

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2013, our results of operations for the three months ended March 31, 2013 and our cash flows for the three months ended March 31, 2013.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three months ended March 31, 2013 and 2012.

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

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. We continue to recognize retail box breakage revenue from PhotoStamps retail boxes using the redemption recognition method.  PhotoStamps retail box breakage revenue during the first quarter of 2013 was not significant to our consolidated financial statements.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income	$7,906	$16,360

Basic - weighted average common shares	15,328	16,250
Diluted effect of common stock equivalents	672	923
Diluted - weighted average common shares	16,000	17,173

Earnings per share:
Basic	$0.52	$1.01
Diluted	$0.49	$0.95

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Anti-dilutive stock option shares	157	31

4.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense relating to:
Employee and director stock options	$843	$856
Employee stock purchases	299	467
Total stock-based compensation expense	$1,142	$1,323

Stock-based compensation expense relating to:
Cost of revenues	$108	$126
Sales and marketing	238	299
Research and development	288	356
General and administrative	508	542
Total stock-based compensation expense	$1,142	$1,323

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Expected dividend yield	—	—
Risk-free interest rate	0.4%	0.4%
Expected volatility	46.4%	51.7%
Expected life (in years)	3.7	3.7
Expected forfeiture rate	6.0%	7.0%

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, other intellectual property and lease-in-place intangible assets with a gross carrying value of $9.4 million as of March 31, 2013 and December 31, 2012, respectively, and accumulated amortization of $8.2 million and $8.1 million as of March 31, 2013 and December 31, 2012, respectively. During 2012, we completed our purchase of our new corporate headquarters for an aggregate purchase price of $13.4 million.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets and is being amortized over the remaining actual lease terms, which are as long as 5.5 years.  The expected useful lives of our amortizable intangible assets range from approximately 5 to 17 years. As of March 31, 2013, the remaining weighted average amortization period for our amortizable intangible assets is 5.0 years. During 2012, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2012 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2012.   Our expected yearly amortization expense for the next five years is approximately $130,000.

6.	Income Taxes

During the first quarter of 2013, our income tax expense consisted of federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.  In making these determinations, we considered the available positive and negative evidence, including our recent earning trend, expected future taxable income and the federal and state effective tax rates related to future taxable income.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (PSI) to resolve all outstanding patent litigation among the parties (see Note 2 – Legal Proceedings on our Form 10-Q for the quarterly period ended March 31, 2012). Because of the PSI litigation settlement during the first quarter of 2012, we eliminated what had previously been negative evidence.  The litigation settlement became positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. As of March 31, 2013, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

We recorded income tax expense for corporate alternative minimum U.S. federal and state taxes of approximately $63,000 and $100,000 during the first quarter of 2013 and 2012, respectively.

7.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$40,847	$40,847	$—	$—
Available-for-sale debt securities	16,340	—	16,340	—
Total	$57,187	$40,847	$16,340	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$29,576	$29,576	$—	$—
Available-for-sale debt securities	17,043	—	17,043	—
Total	$46,619	$29,576	$17,043	$—

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

There were no non-financial assets or liabilities that were required to be measured at fair value as of March 31, 2013.

8.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at March 31, 2013 and December 31, 2012. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the first quarter of 2013. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 6 securities with a total fair value of $624,000 that have unrealized losses of approximately $9,000 as of March 31, 2013. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Realized gain	$4	$2
Realized loss	—	(1)
Net realized gain	$4	$1

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three months ended March 31, 2013, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our cash, cash equivalents, restricted cash and investments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$15,928	$-	$-	$15,928
Money market	24,919	-	-	24,919
Cash and cash equivalents	40,847	-	-	40,847
Short-term investments:
Corporate notes and bonds	5,335	65	-	5,400
U.S. government and agency securities	1,008	1		1,009
Short-term investments	6,343	66	-	6,409
Long-term investments:
Corporate bonds and asset backed securities	9,785	155	(9)	9,931
Long-term investments	9,785	155	(9)	9,931
Cash, cash equivalents and investments	$56,975	221	(9)	$57,187

	December 31, 2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,043	—	—	$7,043
Money market	22,533	—	—	22,533
Cash and cash equivalents	29,576	—	—	29,576
Short-term investments:
Corporate notes and bonds	5,248	66	—	5,314
U.S. government and agency securities	1,005	4	—	1,009
Short-term investments	6,253	70	—	6,323
Long-term investments:
Corporate bonds and asset backed securities	10,539	190	(9)	10,720
Long-term investments	10,539	190	(9)	10,720
Cash, cash equivalents and investments	$46,368	260	(9)	$46,619

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of March 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,343	$6,409
Due after one year through five years	9,785	9,931
Total	$16,128	$16,340

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Please refer to the risk factors under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2012 as well as those described elsewhere in our public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

•
Mailing & Shipping Supplies Store.   Our Mailing & Shipping Supplies Store (our “Supplies Store”) is available to our customers from within our PC Postage software and sells NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Store features a store catalog, messaging regarding our free or discounted shipping promotions, cross-selling product recommendation during the checkout process, product search capabilities, and same-day shipping of orders with expedited and rush shipping options.

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

Results of Operations

Total revenue in the first quarter of 2013 was $32.1 million, an increase of 13% from $28.3 million in the first quarter of 2012.  PC Postage revenue, which includes service revenue, product revenue and insurance revenue, in the first quarter of 2013 was $31.1 million, an increase of 15% from $27.0 million in the first quarter of 2012. PhotoStamps revenue in the first quarter of 2013 was $1.0 million, a decrease of 21% from $1.3 million in the first quarter of 2012.

The following table sets forth the breakdown of revenue for the first quarters of 2013 and 2012 and the resulting percentage change (revenue in thousands):

	Three months ended March 31,
	2013	2012	% Change
Service revenue	$24,848	$21,387	16%
Product revenue	4,476	3,929	14%
Insurance revenue	1,746	1,662	5%
PC postage revenue	$31,070	$26,978	15%

PhotoStamps revenue	$1,030	$1,312	(21%)
Other revenue	1	3	(59%)
Total revenue	$32,101	$28,293	13%

Core PC Postage revenue in the first quarter of 2013 was $30.3 million, an increase of 16% from $26.2 million in the first quarter of 2012. Non-Core PC Postage revenue in the first quarter of 2013 was $783,000, which was unchanged from the $782,000 in the first quarter of 2012.

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

The following table sets forth the breakdown of PC Postage revenue, which includes Core PC Postage revenue and Non-Core PC Postage revenue and the resulting percent change for the periods indicated (revenue in $000s):

	Three months ended March 31,
	2013	2012	% Change
Core PC Postage Revenue	$30,287	$26,196	16%
Non-Core PC Postage Revenue	783	782	0%
PC postage revenue	$31,070	$26,978	15%

The increase in Core PC Postage revenue was driven by both an increase in average revenue per paid customer and an increase in paid customers. The average monthly revenue per paid customer for the first quarter of 2013 was $21.71, an increase of 3% compared from $21.16 for the first quarter of 2012. Paid customers for the first quarter of 2013 was approximately 465,000, an increase of 13% from 413,000 for the first quarter of 2012. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The following table sets forth the growth in paid customers and average quarterly revenue per paid customer for our Core PC Postage business:

	Three months ended March 31,
	2013	2012	% Change
Paid customers for the quarter (000s)	465	413	13%
Average quarterly revenue per paid customer	$65.14	$63.47	3%
Core PC postage revenue (000s)	$30,287	$26,196	16%

The increase in paid customers is primarily driven by an increased number of new customers acquired, which was driven by our increased spend in Core PC Postage marketing channels and to a lesser degree the postal rate increase in January, 2013, which generated higher levels of customer acquisition for the period of time around the rate increase, while our lost customer churn rates remained at levels that were consistent with the prior year.

For our Core PC Postage Business, our average quarterly and monthly Core PC Postage revenue per paid customer in the first quarter of 2013 was $65.14 and $21.71 respectively, which increased by 3% compared to $63.47 and $21.16, respectively in the first quarter of 2012. The increase in average revenue per paid customer was primarily attributable to (1) higher service revenue from our high volume shipping and enterprise customer segments and (2) an increase in store revenue per paid customer driven by increased sales of NetStamps labels.

Revenue by Product

The following table shows our revenue and revenue as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Total Revenues
Service	$24,848	$21,387
Product	4,476	3,929
Insurance	1,746	1,662
PhotoStamps	1,030	1,312
Other	1	3
Total revenues	$32,101	$28,293
Revenue as a percentage of total revenues
Service	77%	75%
Product	14%	14%
Insurance	5%	6%
PhotoStamps	3%	5%
Other	0%	0%
Total revenues	100%	100%

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

Service revenue increased 16% to $24.8 million in the first quarter of 2013 from $21.4 million in the first quarter of 2012. The 16% increase in service revenue consisted of a 17% increase in service revenue from our Core PC Postage business while the service revenue from our Non-Core PC Postage business was unchanged. The 17% increase in our Core PC Postage service revenue consisted of a 13% increase in paid customers and a 4% increase in average service revenue per customer.

Product revenue increased 14% to $4.5 million in the first quarter of 2013 from $3.9 million in the first quarter of 2012. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) the postal rate increase in January 2013, which generated incremental label sales for the period of time around the rate increase, (3) marketing our Supplies Store to our existing customer base; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the first quarter of 2013 was $378 million, a 71% increase from the $222 million printed during the first quarter of 2012.

Insurance revenue increased 5% to $1.7 million in the first quarter of 2013.  This increase was primarily attributable to the expansion of our existing package insurance offering to cover packages being shipped to international destinations and increased insurance purchases by high volume shippers; partially offset by a reduction in insurance purchases by other customers.

We continued to reduce our PhotoStamps sales and marketing spending in the first quarter of 2013 compared with the first quarter of 2012, and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business.  As a result of this decision, PhotoStamps revenue decreased 21% to $1.0 million in the first quarter of 2013 from $1.3 million in the first quarter of 2012. Total PhotoStamps sheets shipped during the first quarter of 2013 was approximately 58,000, a 24% decrease compared to 76,000 in the first quarter of 2012. Average revenue per sheet shipped in the first quarter of 2013 was $17.9 compared to $17.3 in the first quarter of 2012.

Other revenue consists of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $1,000 and $3,000 in the first quarter of 2013 and 2012, respectively.  Commission revenue from the advertising or sale of products by third party vendors is currently not material to our consolidated financial statements.

Cost of Revenues

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Cost of Revenues
Service	$4,555	$4,239
Product	1,625	1,460
Insurance	641	535
PhotoStamps	831	1,029
Total cost of revenues	$7,652	$7,263
Cost as percentage of associated revenues
Service cost	18%	20%
Product cost	36%	37%
Insurance cost	37%	32%
PhotoStamps cost	81%	78%
Total cost as a percentage of total revenues	24%	26%

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

Cost of service revenue increased 7% to $4.6 million in the first quarter of 2013 from $4.2 million in the first quarter of 2012. The increase is primarily attributable to higher customer service costs to support our growing customer base.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $1.1 million in both the first quarter of 2013 and 2012.

Cost of product revenue increased 11% to $1.6 million in the first quarter of 2013 from $1.5 million in the first quarter of 2012. The percentage increase in the cost of product revenue was lower compared to the percentage increase in product revenue during the first quarter of 2013 primarily due to lower fulfillment costs as a percent of product revenue.

Cost of insurance revenue increased 20% to $641,000 in the first quarter of 2013 from $535,000 in the first quarter of 2012. The percentage increase in cost of insurance revenue was higher compared to the percentage increase in insurance revenue primarily due to the level and mix of discounted insurance rates for shippers.

Cost of PhotoStamps revenue decreased 19% to $831,000 in the first quarter of 2013 from $1.0 million in the first quarter of 2012, which is consistent with the decrease in PhotoStamps revenue.

Operating Expenses

The following table is our operating expense and operating expense as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Operating expenses:
Sales and marketing	$10,383	$10,107
Research and development	2,625	2,657
General and administrative	3,626	3,845
Total operating expenses	$16,634	$16,609
Operating expenses as a percent of total revenue:
Sales and marketing	32%	36%
Research and development	8%	9%
General and administrative	11%	14%
Total operating expenses	52%	59%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 3% to $10.4 million in the first quarter of 2013 from $10.1 million in the first quarter of 2012.  This increase is primarily due to increased marketing expenditures to acquire customers in our core PC Postage business.  Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense decreased 1% to $2.6 million in the first quarter of 2013 from $2.7 million in the first quarter of 2012.  The slight decrease is primarily due to a decrease in stock-based compensation expense.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense decreased 6% to $3.6 million in the first quarter of 2013 from $3.8 million in the first quarter of 2012. The decrease is primarily due to the decrease in legal expense as a result of settling our litigation with Endicia towards the end of the first quarter of 2012.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net increased 24% to approximately $154,000 in the first quarter of 2013 from approximately $124,000 in the first quarter of 2012.  The increase in interest and other income, net is primarily due to rental income from leasing a portion of our new corporate headquarters.

Provision for Income Taxes

In the first quarter of 2013, we incurred income tax expense of $63,000 consisting of federal and state alternative minimum taxes compared to a net income tax benefit of $11.8 million in the first quarter of 2012.  During the first quarter of 2012, our net income tax benefit consisted of a reduction of a portion of our valuation allowance on our deferred tax asset (as described below) and federal and state alternative minimum taxes. Our effective income tax rate in the first quarter of 2013 differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes. Our effective income tax rate in the first quarter of 2012 differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with Accounting Standards Codification (“ASC”) 740 based on all available positive and negative evidence, including our recent earning trend, expected future taxable income and the federal and state effective tax rates related to future taxable income. On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (“PSI”) to resolve all outstanding patent litigation among the parties (see Note 2 – Legal Proceedings on our Form 10-Q for the quarterly period ended March 31, 2012).  Because of the PSI litigation settlement during the first quarter of 2012, we eliminated what had previously been negative evidence.  The litigation settlement became positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that  a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a potion of our valuation allowance totaling $11.9 million during the first quarter of 2012. As of March 31, 2013, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

We recorded income tax expense for corporate alternative minimum U.S. federal and state taxes of approximately $63,000 and $100,000 during the first quarter of 2013 and 2012, respectively.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012 we had approximately $57 million and $47 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Net cash provided by operating activities was $12.9 million and $11.1 million during the three months ended March 31, 2013 and 2012, respectively.  The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and changes in our operating assets and liabilities.

Net cash used in investing activities was $851,000 and $19.9 million during the three months ended March 31, 2013 and 2012, respectively. The decrease in net cash used in investing activities was primarily due to the purchase of our new corporate headquarters and purchase of long-term investments in the first quarter of 2012.

Net cash used in financing activities was $728,000 during the three months ended March 31, 2013 and net cash provided by financing activities was $2.2 million during the three months ended March 31, 2012.  The increase in net cash used in financing activities is mainly due to the increase in our stock repurchase program during the first quarter of 2013.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Updated Expectations for 2013

We currently expect the following trends for 2013:

•	We expect total revenue to be in a range of between $125 million to $135 million.

•	We expect growth in Core PC Postage revenue to be in the low to mid teens in 2013 compared to 2012.

•	We expect enhanced promotion revenue and PhotoStamps revenue will both continue to be down compared to 2012 as we continue to minimize investments in these areas.

•	We are targeting small business customer acquisition spending on our PC Postage non-enhanced promotion channels to be up by 5% to 15% compared to 2012.

•	We expect research and development expenses to be higher in 2013 as compared to 2012, primarily related to expected increased headcount costs to support the growth in our products and services.

•	We expect General and Administrative expenses to be higher in 2013 compared to 2012, primarily related to increased headcount costs.

•	We expect capital expenditures to be approximately $3.5 million.

As discussed above, our results are subject to macro economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 15 of this Report.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our Form 10-K for the year ended December 31, 2012.

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $205 million and $100 million, respectively.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of March 31, 2013, we were at approximately a 20% level compared with the 50% level that would trigger impairment of our NOL asset.

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

 As of April 30, 2013, we had approximately 15,448,518 million shares outstanding, and therefore ownership of approximately 772,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At March 31, 2013, our cash, cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturity of 183 days. At March 31, 2013 our cash, cash equivalents and investments approximated $57 million and had a related weighted average interest rate of approximately 0.9%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended March 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – “Legal Proceedings” of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the first quarter of 2013, we repurchased 73,300 shares of our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
January 1, 2013 – January 31, 2013	—	—	—	$13,738
February 1, 2013 – February 28, 2013	73,300	$23.82	73,300	$11,979
March 1, 2013 – March 31, 2013	—	—	—	$11,979

On February 7, 2013, the Board of Directors approved a share repurchase plan that replaces all prior repurchase plans and authorizes the Company to repurchase up to 1.0 million shares of our stock during the following six months. On April 18, 2013, the Board of Directors approved a new share repurchase program that replaces all prior repurchase programs and authorizes the Company to repurchase up to 1.0 million shares of our stock during the next six months.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

May 9, 2013	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

May 9, 2013	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer