Form 10-Q
period 2013-06-30
STAMPS.COM INC
filed 2013-08-08
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of July 31, 2013, there were 15,643,946 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,350	$29,576
Short-term investments	6,285	6,323
Accounts receivable, net	11,254	14,432
Other current assets	6,506	5,602
Total current assets	77,395	55,933
Property and equipment, net	28,763	28,631
Intangible assets, net	1,147	1,262
Long-term investments	6,281	10,720
Deferred income taxes.	30,549	30,549
Other assets	4,477	3,757
Total assets	$148,612	$130,852

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,665	$16,366
Deferred revenue	1,422	1,532
Total current liabilities	15,087	17,898
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2013 and 2012Issued shares: 27,941 in 2013 and 27,472 in 2012Outstanding shares: 15,610 in 2013 and 15,319 in 2012	50	50
Additional paid-in capital	658,111	649,694
Accumulated deficit	(365,262)	(381,781)
Treasury stock, at cost, 12,331 shares in 2013 and 12,153 in 2012	(159,522)	(155,260)
Accumulated other comprehensive income	148	251
Total stockholders’ equity	133,525	112,954
Total liabilities and stockholders’ equity Total liabilities and stockholders’ equity	$148,612	$130,852

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Service	$24,888	$21,781	$49,736	$43,168
Product	4,075	3,452	8,551	7,381
Insurance	1,917	1,702	3,663	3,364
PhotoStamps	1,229	1,289	2,259	2,601
Other	—	3	1	6
Total revenues	32,109	28,227	64,210	56,520
Cost of revenues:
Service	4,015	3,829	8,570	8,068
Product	1,382	1,278	3,007	2,738
Insurance	676	562	1,317	1,097
PhotoStamps	1,015	969	1,846	1,998
Total cost of revenues	7,088	6,638	14,740	13,901
Gross profit	25,021	21,589	49,470	42,619
Operating expenses:
Sales and marketing	9,792	9,775	20,175	19,882
Research and development	2,718	2,555	5,343	5,212
General and administrative	3,966	3,435	7,592	7,280
Total operating expenses	16,476	15,765	33,110	32,374
Income from operations	8,545	5,824	16,360	10,245

Interest and other income, net Income before income taxes	95	163	249	287
Income before income taxes Income tax expense	8,640	5,987	16,609	10,532
Income tax expense (benefit) Net income	27	64	90	(11,751)
Net income Net income per share	$8,613	$5,923	$16,519	$22,283
Net income per share Basic
Basic Diluted	$0.56	$0.36	$1.07	$1.36
Diluted Weighted average shares outstanding	$0.53	$0.34	$1.03	$1.30
Weighted average shares outstanding Basic
Basic Diluted	15,486	16,468	15,407	16,359
Diluted	16,163	17,196	16,082	17,184

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$8,613	$5,923	$16,519	$22,283
Other comprehensive income:
Unrealized (loss) gain on investments	(64)	(23)	(103)	(26)
Comprehensive income	$8,549	$5,900	$16,416	$22,257

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$16,519	$22,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,140	672
Stock-based compensation expense	2,223	2,291
Deferred income tax	—	(11,915)
Changes in operating assets and liabilities:
Accounts receivable	3,178	261
Other current assets	(1,138)	978
Other assets	(720)	52
Deferred revenue	(110)	(147)
Accounts payable and accrued expenses	(564)	(828)
Net cash provided by operating activities	20,528	13,647
Investing activities:
Sale of short-term investments	4,138	557
Purchase of short-term investments	(4,159)	(4,436)
Sale of long-term investments	4,429	4,696
Purchase of long-term investments	(34)	(5,548)
Release of restricted cash	—	500
Purchase of property and equipment	(3,011)	(21,993)
Net cash provided by (used in) investing activities	1,363	(26,224)
Financing activities:
Proceeds from exercise of stock options	5,677	4,712
Issuance of common stock under ESPP	517	426
Repurchase of common stock	(4,311)	—
Net cash provided by financing activities	1,883	5,138
Net increase (decrease) in cash and cash equivalents	23,774	(7,439)
Cash and cash equivalents at beginning of period	29,576	54,087
Cash and cash equivalents at end of period	$53,350	$46,648

Supplemental Information:
Capital expenditures accrued but not paid at period end	206	—

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2013, our results of operations for the three and six months ended June 30, 2013 and our cash flows for the six months ended June 30, 2013.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

On January 23, 2012, we completed the purchase of our new corporate headquarters in El Segundo, California, for an aggregate purchase price of $13.4 million of which approximately $7.2 million was allocated to land value and $5.5 million was allocated to building value. The purchase was accounted for as a business combination.  The building is being depreciated on a straight-line basis over the estimated useful life of 40 years; the land is an asset that does not get depreciated.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets. We are amortizing these intangible assets over the remaining lease terms the longest of which is currently 4.1 years.

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
(UNAUDITED)

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three and six months ended June 30, 2013 and 2012.

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

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. We continue to recognize retail box breakage revenue from PhotoStamps retail boxes using the redemption recognition method.  PhotoStamps retail box breakage revenue during the second quarter of 2013 was not significant to our consolidated financial statements.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$8,613	$5,923	$16,519	$22,283

Basic - weighted average common shares	15,486	16,468	15,407	16,359
Diluted effect of common stock equivalents	677	728	675	825
Diluted - weighted average common shares	16,163	17,196	16,082	17,184

Earnings per share:
Basic	$0.56	$0.36	$1.07	$1.36
Diluted	$0.53	$0.34	$1.03	$1.30

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Anti-dilutive stock option shares	40	120	99	75

4.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense relating to:
Employee and director stock options	$1,081	$968	$1,924	$1,824
Employee stock purchases	—	—	299	467
Total stock-based compensation expense	$1,081	$968	$2,223	$2,291

Stock-based compensation expense relating to:
Cost of revenues	$79	$70	$187	$196
Sales and marketing	180	196	418	495
Research and development	171	166	459	522
General and administrative	651	536	1,159	1,078
Total stock-based compensation expense	$1,081	$968	$2,223	$2,291

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.4%	0.4%	0.4%	0.4%
Expected volatility	48%	52%	47%	52%
Expected life (in years)	3.6	3.7	3.7	3.7
Expected forfeiture rate	6%	7%	6%	7%

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, other intellectual property and lease-in-place intangible assets with a gross carrying value of $9.4 million as of June 30, 2013 and December 31, 2012, respectively, and accumulated amortization of $8.2 million and $8.1 million as of June 30, 2013 and December 31, 2012, respectively.  During 2012, we completed our purchase of our new corporate headquarters for an aggregate purchase price of $13.4 million.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets. We are amortizing these intangible assets over the remaining lease terms the longest of which is currently 4.1 years. The expected useful lives of our amortizable intangible assets range from approximately 5 to 17 years.   As of June 30, 2013, the remaining weighted average amortization period for our amortizable intangible assets is approximately 4.7 years. During 2012, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2012 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2012.   Our expected average yearly amortization expense over the next five years is approximately $122,000.

6.	Income Taxes

During the three and six months ended June 30, 2013, our income tax expense consisted of federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.  In making these determinations, we considered the available positive and negative evidence, including our recent earnings trend, expected future taxable income and the federal and state effective tax rates related to future taxable income.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (“PSI”) to resolve all outstanding patent litigation among the parties (see Note 2 – Legal Proceedings on our Form 10-Q for the quarterly period ended March 31, 2012). Because of the PSI litigation settlement during the first quarter of 2012, we eliminated what had previously been negative evidence.  The litigation settlement became positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. As of June 30, 2013, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

We recorded income tax expense for corporate alternative minimum U.S. federal and state taxes of approximately $27,000 and $90,000 during the three and six months ended June 30, 2013, respectively. We recorded income tax expense for corporate alternative minimum federal taxes of approximately $64,000 and $164,000 during the three and six months ended June 30, 2012, respectively.

7.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$53,350	$53,350	$—	$—
Available-for-sale debt securities	12,566	—	12,566
Total	$65,916	$53,350	$12,566	$—

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

There were no non-financial assets or liabilities that were required to be measured at fair value as of June 30, 2013.

8.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, asset-backed securities, US government obligation, and public corporate debt securities at June 30, 2013 and December 31, 2012. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the three and six months ended June 30, 2013. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 5 securities with a total fair value of $90,000 that have unrealized losses of approximately $3,500 as of June 30, 2013. The following table summarizes realized gains and losses for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized gain	$1	$3	$5	$5
Realized loss	—	—	—	(1)
Net realized gain	$1	$3	$5	$4

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and six months ended June 30, 2013, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash, cash equivalents and investments as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$26,227	—	—	$26,227
Money market	27,123	—	—	27,123
Cash and cash equivalents	53,350	—	—	53,350
Short-term investments:
Corporate notes and bonds	6,205	80	—	6,285
Short-term investments	6,205	80	—	6,285
Long-term investments:
Corporate bonds and asset backed securities	6,213	71	(3)	6,281
Long-term investments	6,213	71	(3)	6,281
Cash, cash equivalents and investments	$65,768	151	(3)	$65,916

	December 31, 2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,043	—	—	$7,043
Money market	22,533	—	—	22,533
Cash and cash equivalents	29,576	—	—	29,576
Short-term investments:
Corporate notes and bonds	5,248	66	—	5,314
U.S. government and agency securities	1,005	4	—	1,009
Short-term investments	6,253	70	—	6,323
Long-term investments:
Corporate bonds and asset backed securities	10,539	190	(9)	10,720
Long-term investments	10,539	190	(9)	10,720
Cash, cash equivalents and investments	$46,368	260	(9)	$46,619

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of June 30, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,205	$6,285
Due after one year through five years	6,213	6,281
Due after five years through ten years	—	—
Total	$12,418	$12,566

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
We offer the following PC Postage products and services to our customers:

•
PC Postage Services. After completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week, through our software or web interface. When a customer purchases postage for use through our service, the customer pays the face value of the postage, and the funds are transferred directly from the customer’s account to the USPS’s account. The customer then draws down their prepaid account balance as they print postage and repurchases postage as necessary.  Customers typically pay a monthly subscription fee for access to our service.

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

In July 2010 we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they do not have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from the USPS. A transaction fee of $0.07 per label is charged to non-subscription customers for each label printed. In October 2012, Amazon.com launched an internally developed Marketplace USPS shipping solution based on a permit mail system that resulted in a reduction in postage printed through our solution. Amazon's shipping solution is utilized by merchants for certain mail classes while our shipping solution is utilized for the other mail classes. In addition, we continue to provide the integrated Amazon.com Marketplace solution to our existing Stamps.com subscription customers.

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

Results of Operations

Total revenue in the second quarter of 2013 was $32.1 million, an increase of 14% from $28.2 million in the second quarter of 2012.  Total revenue during the six months ended June 30, 2013 was $64.2 million, an increase of 14% from $56.5 million in the six months ended June 30, 2012.  PC Postage revenue, which includes service revenue, product revenue and insurance revenue, was $30.9 million in the second quarter of 2013, an increase of 15% from $26.9 million in the second quarter of 2012 and was $62.0 million in the six months ended June 30, 2013, an increase of 15% from $53.9 million in the six months ended June 30, 2012.  PhotoStamps revenue in the second quarter of 2013 was $1.2 million, a decrease of 5% from $1.3 million in the second quarter of 2012 and was $2.3 million in the six months ended June 30, 2013, a decrease of 13% from $2.6 million in the six months ended June 30, 2012.

The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2013 and 2012 and the resulting percentage change (revenue in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Service revenue	$24,888	$21,781	14%	$49,736	$43,168	15%
Product revenue	4,075	3,452	18%	8,551	7,381	16%
Insurance revenue	1,917	1,702	13%	3,663	3,364	9%
PC postage revenue	$30,880	$26,935	15%	$61,950	$53,913	15%

PhotoStamps revenue	$1,229	$1,289	(5%)	$2,259	$2,601	(13%)
Other revenue	—	3	(100%)	1	6	(83%)
Total revenue	$32,109	$28,227	14%	$64,210	$56,520	14%

Core PC Postage revenue in the second quarter of 2013 was $30.1 million, an increase of 15% from $26.2 million in the second quarter of 2012. Core PC Postage revenue during the six months ended June 30, 2013 was $60.4 million, an increase of 15% from $52.4 million during the six months ended June 30, 2012.  Non-Core PC Postage revenue in the second quarter of 2013 was $731,000, which was unchanged from the $732,000 in the second quarter of 2012.  Total Non-Core PC Postage revenue was $1.5 million in both the six months ended June 30, 2013 and 2012.

When we refer to our "Core PC Postage business", we are referring to the portion of our PC Postage business targeting our small business, enterprise and high volume shipping customers, and “Core PC Postage revenue” is the revenue from our Core PC Postage business.  When we refer to our "Non-Core PC Postage business", we are referring to the portion of our PC Postage business that targets a more consumer oriented customer through the "enhanced promotion" marketing channel and “Non-Core Postage revenue” is the revenue from our Non-Core PC Postage business”. In the "enhanced promotion" channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service and we find that this channel attracts more consumer oriented customers.

The following table sets forth the breakdown of PC Postage revenue, which includes Core PC Postage revenue and Non-Core PC Postage revenue and the resulting percent change for the periods indicated (revenue in $000s):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Core PC Postage Revenue	$30,149	$26,203	15%	$60,436	$52,399	15%
Non-Core PC Postage Revenue	731	732	-	1,514	1,514	-
PC postage revenue	$30,880	$26,935	15%	$61,950	$53,913	15%

The increase in Core PC Postage revenue was driven by both an increase in average revenue per paid customer and an increase in paid customers. The average monthly revenue per paid customer in the second quarter of 2013 was $21.51, an increase of 3% compared to $20.90 in the second quarter of 2012.  Paid customers in the second quarter of 2013 were approximately 467,000, an increase of 12% compared to 418,000 in the second quarter of 2012. We define paid customers for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue from at least once during that quarter.

The following table sets forth the growth in paid customers and average quarterly revenue per paid customer for our Core PC Postage business:

	Three months ended June 30,
	2013	2012	% Change
Paid customers for the quarter (000s)	467	418	12%
Average quarterly revenue per paid customer	$64.53	$62.71	3%
Core PC postage revenue (000s)	$30,149	$26,203	15%

The increase in paid customers is primarily driven by an increased number of new paid customers as a result of new customers generated by our increased spend in our Core PC Postage marketing channels while our lost customer churn rates decreased slightly compared with the prior year.

For our Core PC Postage business, our average quarterly and monthly Core PC Postage revenue per paid customer in the second quarter of 2013 was $64.53 and $21.51 respectively, which increased by 3% compared to $62.71 and $20.90, respectively, in the second quarter of 2012. The increase in average revenue per paid customer was primarily attributable to higher service revenue per paid customer from our high volume shipping and enterprise customers and higher store sales per paid customer from increased NetStamps label purchases.

Revenue by Product

The following table shows our revenue and revenue as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenues
Service	$24,888	$21,781	$49,736	$43,168
Product	4,075	3,452	8,551	7,381
Insurance	1,917	1,702	3,663	3,364
PhotoStamps	1,229	1,289	2,259	2,601
Other	—	3	1	6
Total revenues	$32,109	$28,227	$64,210	$56,520
Revenue as a percentage of total revenues
Service	78%	77%	77%	76%
Product	13%	12%	13%	13%
Insurance	6%	6%	6%	6%
PhotoStamps	4%	5%	4%	5%
Other	0%	0%	0%	0%
Total revenues	100%	100%	100%	100%

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

Service revenue increased 14% to $24.9 million in the second quarter of 2013 from $21.8 million in the second quarter of 2012 and increased 15% to $49.7 million in the six months ended June 30, 2013 from $43.2 million in the six months ended June 30, 2012.  The 14% increase in service revenue during the second quarter of 2013 consisted of a 15% increase in service revenue from our Core PC Postage business while the service revenue from our Non-Core PC Postage business was unchanged. The 15% increase in our Core PC Postage service revenue consisted of a 12% increase in paid customers and a 3% increase in average service revenue per customer.  The 15% increase in service revenue during the six months ended June 30, 2013 consisted of a 16% increase in service revenue from our Core PC Postage business while the service revenue from our Non-Core PC Postage business was unchanged.

Product revenue increased 18% to $4.1 million in the second quarter of 2013 from $3.5 million in the second quarter of 2012 and increased 16% to $8.6 million in the six months ended June 30, 2013 from $7.4 million in the six months ended June 30, 2012. The increase was primarily attributable to the following: (1) increased NetStamps label sales; (2) growth in our paid customer base; (3) the postal rate increase in January 2013, which generated incremental label sales for the period of time around the rate increase, (4) marketing our Supplies Store to our existing customer base; and (5) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service increased 60% to $372 million during the second quarter of 2013 from $233 million printed during the second quarter of 2012 and increased 65% to $750 million during the six months ended June 30, 2013 from $454 million printed during the six months ended June 30, 2012.

Insurance revenue increased 13% to $1.9 million in the second quarter of 2013 from $1.7 million in the second quarter of 2012 and increased 9% to $3.7 million in the six months ended June 30, 2013 from $3.4 million in the six months ended June 30, 2012. This increase was primarily attributable to the expansion of our existing package insurance offering to cover packages being shipped to international destinations and increased insurance purchases by high volume shippers; partially offset by a reduction in insurance purchases by other customers.

We continued to reduce our PhotoStamps sales and marketing spending in the second quarter of 2013 compared with the second quarter of 2012, and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business.  As a result of this decision PhotoStamps revenue decreased 5% to $1.2 million in the second quarter of 2013 from $1.3 million in the second quarter of 2012 and decreased 13% to $2.3 million in the six months ended June 30, 2013 from $2.6 million in the six months ended June 30, 2012.  Total PhotoStamps sheets shipped was approximately 72,000 in the second quarter of 2013, a 4% increase compared to 69,000 in the second quarter of 2012 and was 129,000 in the six months ended June 30, 2013, a decrease of 11% compared to 145,000 in the six months ended June 30, 2012.   Average revenue per sheet shipped decreased 8% in the second quarter of 2013 to $17.1 from $18.7 in the second quarter of 2012 and decreased 3% in the six months ended June 30, 2013 to $17.5 from $18.0 in the six months ended June 30, 2012. The decrease was primarily attributable to a higher mix of high volume business orders which typically have a lower price per sheet.

Other revenue consists of commissions from the advertising or sale of products by third party vendors to our customer base. Other revenue is currently not material to our consolidated financial statements.

Cost of Revenues

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of Revenues
Service	$4,015	$3,829	$8,570	$8,068
Product	1,382	1,278	3,007	2,738
Insurance	676	562	1,317	1,097
PhotoStamps	1,015	969	1,846	1,998
Total cost of revenues	$7,088	$6,638	$14,740	$13,901
Cost as percentage of associated revenues
Service	16%	18%	17%	19%
Product	34%	37%	35%	37%
Insurance	35%	33%	36%	33%
PhotoStamps	83%	75%	82%	77%
Total cost as a percentage of total revenues	22%	24%	23%	25%

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

Cost of service revenue increased 5% to $4.0 million in the second quarter of 2013 from $3.8 million in the second quarter of 2012 and increased 6% to $8.6 million in the six months ended June 30, 2013 from $8.1 million in the six months ended June 30, 2012. The increase, both during the second quarter of 2013 and six months ended June 30, 2013, is primarily attributable to higher customer service costs to support our growing customer base.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $772,000 and $832,000 in the second quarter of 2013 and 2012, respectively. Promotional expense was approximately $1.9 million both during the six months ended June 30, 2013 and 2012.

Cost of product revenue increased 8% to $1.4 million in the second quarter of 2013 from $1.3 million in the second quarter of 2012 and increased 10% to $3.0 million in the six months ended June 30, 2013 from $2.7 million in the six months ended June 30, 2012. The percentage increase in the cost of product revenue was lower compared to the percentage increase in product revenue both in the first quarter of 2013 and six months ended June 30, 2013 primarily due to lower fulfillment costs as a percentage of product revenue.

Cost of insurance revenue increased 20% to $676,000 in the second quarter of 2013 from $562,000 in the second quarter of 2012 and increased 20% to $1.3 million in the six months ended June 30, 2013 from $1.1 million in the six months ended June 30, 2012. The percentage increase in cost of insurance revenue was higher compared to the percentage increase in insurance revenue primarily due to the level and mix of discounted insurance rates for shippers.

Cost of PhotoStamps revenue increased 5% to $1.0 million in the second quarter of 2013 from $969,000 in the second quarter of 2012 and decreased 8% to $1.8 million in the six months ended June 30, 2013 from $2.0 million in the six months ended June 30, 2012. Cost of PhotoStamps revenue as a percentage of PhotoStamps revenue increased during both the second quarter and six months ended June 30, 2013 by approximately 8% and 5%, respectively. The increase in cost of PhotoStamps revenue as a percentage of PhotoStamps revenue is primarily due to higher than normal level of high volume business orders, which typically have lower gross margins.

Operating Expenses

The following table is our operating expense and operating expense as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expenses:
Sales and marketing	$9,792	$9,775	$20,175	$19,882
Research and development	2,718	2,555	5,343	5,212
General and administrative	3,966	3,435	7,592	7,280
Total operating expenses	$16,476	$15,765	$33,110	$32,374
Operating expenses as a percent of total revenue:
Sales and marketing	30%	35%	31%	35%
Research and development	9%	9%	8%	9%
General and administrative	12%	12%	12%	13%
Total operating expenses	51%	56%	51%	57%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense remained unchanged at $9.8 million in both the second quarter of 2013 and 2012, and increased 1% to $20.2 million in the six months ended June 30, 2013 from $19.9 million in the six months ended June 30, 2012.  Sales and marketing spending in both the second quarter and six months ended June 30, 2013 in our Core PC Postage business increased as we continued to focus on customer acquisition while spending in our Non-Core PC postage and PhotoStamps businesses both decreased compared to 2012.  Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 6% to $2.7 million in the second quarter of 2013 from $2.6 million in the second quarter of 2012 and increased 3% to $5.3 million in the six months ended June 30, 2013 from $5.2 million in the six months ended June 30, 2012.  The increase is primarily due to an increase in headcount-related expenses to support our expanded product offerings.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 15% to $4.0 million in the second quarter of 2013 from $3.4 million in the second quarter of 2012 and increased 4% to $7.6 million in the six months ended June 30, 2013 from $7.3 million in the six months ended June 30, 2012. The increase, both during the second quarter and six months ended June 30, 2013, is primarily due to increase in headcount related expenses to support the growth in the business.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California.  Interest and other income, net decreased 42% to approximately $95,000 in the second quarter of 2013 from approximately $163,000 in the second quarter of 2012 and decreased 13% to $249,000 in the six months ended June 30, 2013 from $287,000 in the six months ended June 30, 2012.  The decrease, both during the second quarter and six months ended June 30, 2013 is primarily due to lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments.

Provision for Income Taxes

Income tax expense was $27,000 and $64,000 in the second quarter of 2013 and 2012, respectively. The decrease during the second quarter of 2013 is primarily due to lower taxable income as a result of additional temporary differences. During the six months ended June 30, 2013, we incurred income tax expense of $90,000 compared with an income tax benefit of $11.8 million in the six months ended June 30, 2012. During the six months ended June 30, 2012, our net income tax benefit consisted of a reduction of a portion of our valuation allowance on our deferred tax asset (as described below) and federal and state alternative minimum taxes.  Our effective income tax rate during the second quarter of 2013 and 2012 and the six months ended June 30, 2013 differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes. Our effective income tax rate during the six months ended June 30, 2012 differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with Accounting Standards Codification (“ASC”) 740 based on all available positive and negative evidence, including our recent earning trend, expected future taxable income and the federal and state effective tax rates related to future taxable income. On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (“PSI”) to resolve all outstanding patent litigation among the parties (see Note 2 – Legal Proceedings on our Form 10-Q for the quarterly period ended March 31, 2012).  Because of the PSI litigation settlement during the first quarter of 2012, we eliminated what had previously been negative evidence.  The litigation settlement became positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. As of June 30, 2013, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

We recorded income tax expense for corporate alternative minimum federal and state taxes of approximately $27,000 and $90,000 during the three and six months ended June 30, 2013, respectively.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, we had approximately $66 million and $47 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

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

Net cash provided by operating activities was $20.5 million and $13.6 million during the six months ended June 30, 2013 and 2012, respectively.  The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and changes in our operating assets and liabilities.

Net cash provided by in investing activities was $1.4 million during the six months ended June 30, 2013.  Net cash used in investing activities was $26.2 million during the six months ended June 30, 2012. The decrease in net cash used in investing activities was primarily due to the purchase and build-out of our new corporate headquarters in 2012. There were no similar capital projects in 2013.

Net cash provided by in financing activities was $1.9 million and $5.1 million during the six months ended June 30, 2013 and 2012, respectively. The decrease in net cash provided by financing activities is primarily due to the increase in our stock repurchase program.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Updated Expectations for 2013

We currently expect the following trends for 2013:

•	We expect total revenue to be in a range of between $125 million to $135 million.

•	We expect earnings per share to be in the range between $1.73 to $1.93 per fully diluted share.

•	We expect growth in Core PC Postage revenue to be in the low to mid teens in 2013 compared to 2012.

•	We expect enhanced promotion revenue will be flat to down in 2013 compared to 2012.

•	We expect PhotoStamps revenue will be down in 2013 compared to 2012 as we continue to minimize investments in these areas.

•	We are targeting small business customer acquisition spending on our Core PC Postage business to be up by 5% to 15% compared to 2012.

•	We expect research and development expenses to be higher in 2013 as compared to 2012, primarily related to expected increased headcount costs to support the growth in our products and services.

•	We expect General and Administrative expenses to be higher in 2013 compared to 2012, primarily related to increased headcount costs.

As discussed above, our results are subject to macro economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 15 of this Report, and are made on the basis of the safe-harbor described thereon.

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

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $200 million and $100 million, respectively.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of June 30, 2013, we were at approximately at 20% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of July 31, 2013, we had approximately 15,643,946 million shares outstanding, and therefore ownership of approximately 780,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At June 30, 2013, our cash, cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturity of 147 days. At June 30, 2013, our cash, cash equivalents and investments approximated $66 million and had a related weighted average interest rate of approximately 0.60%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended June 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – “Legal Proceedings” of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the second quarter of 2013, we repurchased 105,400 shares of our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
April 1, 2013 – April 30, 2013	105,400	$23.82	105,400	$26,650
May 1, 2013 – May 31, 2013	—	—	—	$26,650
June 1, 2013 – June 30, 2013	—	—	—	$26,650

On April 18, 2013, the Board of Directors approved a new share repurchase program that replaces all prior repurchase programs as of April 26, 2013, and authorizes the Company to repurchase up to 1.0 million shares of our stock during the next six months.

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
* In accordance with Securities Exchange Commission Release No. 33-8212, these exhibits are being furnished, are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

August 8, 2013	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

August 8, 2013	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer