Form 10-Q
period 2013-09-30
STAMPS.COM INC
filed 2013-11-08
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 16,100,268 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,183	$29,576
Short-term investments	8,355	6,323
Accounts receivable, net	9,463	14,432
Other current assets	5,802	5,602
Total current assets	88,803	55,933
Property and equipment, net	29,516	28,631
Intangible assets, net	1,097	1,262
Long-term investments	10,006	10,720
Deferred income taxes.	30,549	30,549
Other assets	4,528	3,757
Total assets	$164,499	$130,852

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,112	$16,366
Deferred revenue	1,404	1,532
Total current liabilities	14,516	17,898
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2013 and 2012 Issued shares: 28,374 in 2013 and 27,472 in 2012 Outstanding shares: 16,043 in 2013 and 15,319 in 2012	51	50
Additional paid-in capital	665,794	649,694
Accumulated deficit	(356,499)	(381,781)
Treasury stock, at cost, 12,331 shares in 2013 and 12,153 in 2012	(159,522)	(155,260)
Accumulated other comprehensive income	159	251
Total stockholders’ equity	149,983	112,954
Total liabilities and stockholders’ equity Total liabilities and stockholders’ equity	$164,499	$130,852

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Service	$24,505	$22,631	$74,241	$65,799
Product	3,885	3,495	12,436	10,876
Insurance	1,854	1,774	5,517	5,138
PhotoStamps	1,001	1,170	3,260	3,771
Other	—	1	1	7
Total revenues	31,245	29,071	95,455	85,591
Cost of revenues:
Service	3,833	3,720	12,403	11,788
Product	1,315	1,271	4,322	4,009
Insurance	659	573	1,976	1,670
PhotoStamps	777	929	2,623	2,927
Total cost of revenues	6,584	6,493	21,324	20,394
Gross profit	24,661	22,578	74,131	65,197
Operating expenses:
Sales and marketing	9,095	8,915	29,270	28,797
Research and development	2,844	2,625	8,187	7,837
General and administrative	3,961	3,953	11,553	11,233
Total operating expenses	15,900	15,493	49,010	47,867
Income from operations	8,761	7,085	25,121	17,330

Interest and other income, net Income before income taxes	92	122	341	409
Income before income taxes Income tax expense	8,853	7,207	25,462	17,739
Income tax expense (benefit) Net income	90	230	180	(11,521)
Net income Net income per share	$8,763	$6,977	$25,282	$29,260
Net income per share Basic
Basic Diluted	$0.55	$0.43	$1.63	$1.80
Diluted Weighted average shares outstanding	$0.53	$0.42	$1.56	$1.72
Weighted average shares outstanding Basic
Basic Diluted	15,816	16,103	15,545	16,273
Diluted	16,389	16,675	16,184	17,015

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$8,763	$6,977	$25,282	$29,260
Other comprehensive income:
Unrealized gain (loss) on investments	11	59	(92)	33
Comprehensive income	$8,774	$7,036	$25,190	$29,293

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$25,282	$29,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,822	1,122
Stock-based compensation expense	3,568	3,175
Deferred income tax	—	(11,915)
Changes in operating assets and liabilities:
Accounts receivable	4,969	(1,223)
Other current assets	(435)	652
Other assets	(771)	(174)
Deferred revenue	(128)	(327)
Accounts payable and accrued expenses	(1,110)	294
Net cash provided by operating activities	33,197	20,864
Investing activities:
Sale of short-term investments	4,138	1,581
Purchase of short-term investments	(6,233)	(4,449)
Sale of long-term investments	6,538	4,873
Purchase of long-term investments	(5,852)	(5,598)
Release of restricted cash	—	500
Acquisition of property, equipment and intangibles	(4,402)	(25,166)
Net cash used in investing activities	(5,811)	(28,259)
Financing activities:
Proceeds from exercise of stock options	11,418	5,163
Issuance of common stock under ESPP	1,114	917
Repurchase of common stock	(4,311)	(19,899)
Net cash provided by (used in) financing activities	8,221	(13,819)
Net increase (decrease) in cash and cash equivalents	35,607	(21,214)
Cash and cash equivalents at beginning of period	29,576	54,087
Cash and cash equivalents at end of period	$65,183	$32,873

Supplemental Information:
Capital expenditures accrued but not paid at period end	199	644

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2013, our results of operations for the three and nine months ended September 30, 2013 and our cash flows for the nine months ended September 30, 2013.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Contingencies and Litigation

We are subject to various routine litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We record liabilities for claims against us when the loss is both probable and estimable. Amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results could differ from estimates.

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

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and Equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful life of the asset, generally three to five years for furniture, fixtures and equipment and ten to forty years for building and building improvements. We have a policy of capitalizing expenditures that materially increase assets’ useful lives and charging ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed, and any gain or loss is included in operations.

On January 23, 2012, we completed the purchase of our new corporate headquarters in El Segundo, California, for an aggregate purchase price of $13.4 million of which approximately $7.2 million was allocated to land value and $5.5 million was allocated to building value. The purchase was accounted for as a business combination.  The building is being depreciated on a straight-line basis over the estimated useful life of 40 years; the land is an asset that does not get depreciated.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets. We are amortizing these intangible assets over the remaining lease terms.

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

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three and nine months ended September 30, 2013 and 2012.

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

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. We continue to recognize retail box breakage revenue from PhotoStamps retail boxes using the redemption recognition method.  PhotoStamps retail box breakage revenue during the third quarter of 2013 was not significant to our consolidated financial statements.

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

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$8,763	$6,977	$25,282	$29,260

Basic - weighted average common shares	15,816	16,103	15,545	16,273
Diluted effect of common stock equivalents	573	572	639	742
Diluted - weighted average common shares	16,389	16,675	16,184	17,015

Earnings per share:
Basic	$0.55	$0.43	$1.63	$1.80
Diluted	$0.53	$0.42	$1.56	$1.72

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Anti-dilutive stock option shares	43	174	80	108

4.	Stock-Based Employee Compensation

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and recognize stock-based compensation expense during each period based on the value of that portion of share-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. We estimate forfeitures at the time of grant based on historical data and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recognized for all employee stock options granted is recognized using the straight-line method over their respective vesting periods of up to five years.

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense relating to:
Employee and director stock options	$904	$798	$2,828	$2,622
Employee stock purchases	441	86	740	553
Total stock-based compensation expense	$1,345	$884	$3,568	$3,175

Stock-based compensation expense relating to:
Cost of revenues	$130	$69	$317	$265
Sales and marketing	260	197	678	692
Research and development	353	204	812	726
General and administrative	602	414	1,761	1,492
Total stock-based compensation expense	$1,345	$884	$3,568	$3,175

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We use the Black-Scholes option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of the options assumed at the date of grant.  The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.7%	0.4%	0.5%	0.4%
Expected volatility	49%	49%	48%	51%
Expected life (in years)	3.5	3.7	3.6	3.7
Expected forfeiture rate	7%	6%	6%	7%

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, other intellectual property and lease-in-place intangible assets with a gross carrying value of $9.4 million as of September 30, 2013 and December 31, 2012, respectively, and accumulated amortization of $8.3 million and $8.1 million as of September 30, 2013 and December 31, 2012, respectively.  During 2012, we completed our purchase of our new corporate headquarters for an aggregate purchase price of $13.4 million.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets.

6.	Income Taxes

During the three and nine months ended September 30, 2013, our income tax expense consisted of federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.  In making that determination, we considered the available positive and negative evidence, including our recent earnings trend, expected future taxable income and the federal and state effective tax rates related to future taxable income.

On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (“PSI”) to resolve all outstanding patent litigation among the parties (see Note 2 – Legal Proceedings on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012). Because of the PSI litigation settlement during the first quarter of 2012, we eliminated what had previously been negative evidence.  The litigation settlement became positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. As of September 30, 2013, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We recorded income tax expense for corporate alternative minimum U.S. federal and state taxes of approximately $90,000 and $180,000 during the three and nine months ended September 30, 2013, respectively. We recorded income tax expense for corporate alternative minimum U.S. federal and state taxes of approximately $230,000 and $394,000 during the three and nine months ended September 30, 2012, respectively.

7.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$65,183	$65,183	$—	$—
Available-for-sale debt securities	18,361	—	18,361
Total	$83,544	$65,183	$18,361	$—

STAMPS.COM AND SUBSIDIARY
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

There were no non-financial assets or liabilities that were required to be measured at fair value as of September 30, 2013.

8.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, asset-backed securities, US government obligations, and public corporate debt securities at September 30, 2013 and December 31, 2012. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the three and nine months ended September 30, 2013. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 6 securities with a total fair value of $1.3 million that have unrealized losses of approximately $6,000 as of September 30, 2013.

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and nine months ended September 30, 2013, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash, cash equivalents and investments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$39,447	—	—	$39,447
Money market	25,736	—	—	25,736
Cash and cash equivalents	65,183	—	—	65,183
Short-term investments:
Corporate bonds and asset backed securities	8,280	76	(1)	8,355
Short-term investments	8,280	76	(1)	8,355
Long-term investments:
Corporate bonds and asset backed securities	9,922	89	(5)	10,006
Long-term investments	9,922	89	(5)	10,006
Cash, cash equivalents and investments	$83,385	165	(6)	$83,544

	December 31, 2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,043	—	—	$7,043
Money market	22,533	—	—	22,533
Cash and cash equivalents	29,576	—	—	29,576
Short-term investments:
Corporate notes and bonds	5,248	66	—	5,314
U.S. government and agency securities	1,005	4	—	1,009
Short-term investments	6,253	70	—	6,323
Long-term investments:
Corporate bonds and asset backed securities	10,539	190	(9)	10,720
Long-term investments	10,539	190	(9)	10,720
Cash, cash equivalents and investments	$46,368	260	(9)	$46,619

STAMPS.COM AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of September 30, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$8,280	$8,355
Due after one year through five years	9,922	10,006
Due after five years through ten years	—	—
Total	$18,202	$18,361

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our USPS-approved PC Postage service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS and international mail classes. Customers can also add to their mail pieces USPS Special Services such as Delivery Confirmation TM, Signature Confirmation TM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery. Our customers can print postage (1) on NetStamps® labels, which can be used just like regular stamps, (2) directly on envelopes, postcards or on other types of mail or labels, in a single step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

For added convenience, our PC Postage services incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States. Our PC Postage service is also integrated with common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. We also offer several different versions of NetStamps, such as Themed NetStamps and Photo NetStamps that allow customers to add stock or custom designs to their mail while still providing the same NetStamps convenience of printing and using postage whenever it is needed.

We offer multiple PC Postage service plans with different features and capabilities targeted to meet different customer needs. Our Pro Plan offers a basic set of Stamps.com mailing and shipping features with single-user capability. Our Premiere plan, typically targeted at larger small businesses, adds multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances as compared to our Pro Plan feature set. Our Professional Shipper plan is typically targeted at higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. We have launched shipping integrations with several of these e-commerce focused companies. Our Enterprise plan is typically targeted at organizations with multiple geographic locations and features enhanced reporting that allows a central location, such as a corporate headquarters greater visibility and control over postage expenditures across their network of locations.

Customers typically pay us a monthly service fee ranging from $15.99 to $39.99 depending on the service plan. In certain circumstances, customers may be on a plan where they do not owe us any monthly service fees. We have an arrangement with the USPS under which if a customer or integration partner prints a certain amount of domestic or international Priority or Express Mail postage, they can qualify to have their service fees waived or refunded and the USPS compensates us directly. In addition, we also have plans for less than $15.99 which offer more limited functionality targeted at retaining customers who print a lower volume of postage.

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

In July 2010 we launched a partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they do not have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported, and Marketplace users may request carrier pickup from the USPS. A transaction fee of $0.07 per label is charged to non-subscription customers for each label printed. In October 2012, Amazon.com launched an internally developed Marketplace USPS shipping solution based on a permit mail system that resulted in a reduction in postage printed through our solution. Amazon's shipping solution is utilized by merchants for certain mail classes while our shipping solution is utilized for the other mail classes. In addition, we continue to provide the integrated Amazon.com Marketplace solution to Stamps.com subscription customers.

During the first quarter of 2011, we began providing the electronic postage for shipping transactions generated by Click-N-Ship®, a web-based service available at USPS.com that allows USPS customers to purchase and print shipping labels for domestic and international Priority and Express packages at no additional mark-up over the cost of postage.

•	Mailing & Shipping Supplies Store. Our Mailing & Shipping Supplies Store (our “Supplies Store”) is available to our customers from within our PC Postage software and sells NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Store features a store catalog, messaging regarding our free or discounted shipping promotions, cross-selling product recommendations during the checkout process, product search capabilities, and same-day shipping of orders with expedited shipping options.

•	Branded Insurance. We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund.

PhotoStamps

PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid USPS approved postage. With this product, individuals or businesses can create customized USPS approved postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via U.S. Mail in a few business days.

When we refer to our PC Postage business, we are referring to our PC Postage Service and Integrations, Mailing & Shipping Supplies Store and Branded Insurance offering. We do not include our PhotoStamps business when we refer to our PC Postage business.

Results of Operations

Total revenue in the third quarter of 2013 was $31.2 million, an increase of 7% from $29.1 million in the third quarter of 2012.  Total revenue during the nine months ended September 30, 2013 was $95.5 million, an increase of 12% from $85.6 million in the nine months ended September 30, 2012.  PC Postage revenue, which includes service revenue, product revenue and insurance revenue, was $30.2 million in the third quarter of 2013, an increase of 8% from $27.9 million in the third quarter of 2012 and was $92.2 million in the nine months ended September 30, 2013, an increase of 13% from $81.8 million in the nine months ended September 30, 2012.  PhotoStamps revenue in the third quarter of 2013 was $1.0 million, a decrease of 14% from $1.2 million in the third quarter of 2012 and was $3.3 million in the nine months ended September 30, 2013, a decrease of 14% from $3.8 million in the nine months ended September 30, 2012.

The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2013 and 2012 and the resulting percentage change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Service revenue	$24,505	$22,631	8%	$74,241	$65,799	13%
Product revenue	3,885	3,495	11%	12,436	10,876	14%
Insurance revenue	1,854	1,774	5%	5,517	5,138	7%
PC postage revenue	30,244	27,900	8%	92,194	81,813	13%

PhotoStamps revenue	1,001	1,170	(14%)	3,260	3,771	(14%)
Other revenue	—	1	(100%)	1	7	(86%)
Total revenue	$31,245	$29,071	7%	$95,455	$85,591	12%

Core PC Postage (see definition below) revenue in the third quarter of 2013 was $29.5 million, an increase of 9% from $27.2 million in the third quarter of 2012. Core PC Postage revenue during the nine months ended September 30, 2013 was $90.0 million, an increase of 13% from $79.6 million during the nine months ended September 30, 2012.  Non-Core PC Postage (see definition below) revenue in the third quarter of 2013 was $699,000, a decrease of 5% from $738,000 in the third quarter of 2012.  Total Non-Core PC Postage revenue was $2.2 million during the nine months ended September 30, 2013, a decrease of 2% from $2.3 million during the nine months ended September 30, 2012.

When we refer to our "Core PC Postage business", we are referring to the portion of our PC Postage business targeting our small business, enterprise and high volume shipping customers, and “Core PC Postage revenue” is the revenue from our Core PC Postage business.  When we refer to our "Non-Core PC Postage business", we are referring to the portion of our PC Postage business that targets a more consumer oriented customer through the "enhanced promotion" marketing channel and “Non-Core Postage revenue” is the revenue from our Non-Core PC Postage business”. In the "enhanced promotion" marketing channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service and we find that this channel attracts more consumer oriented customers.

The following table sets forth the breakdown of PC Postage revenue, which includes Core PC Postage revenue and Non-Core PC Postage revenue and the resulting percent change for the periods indicated (revenue in $000s):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Core PC Postage Revenue	$29,546	$27,162	9%	$89,982	$79,561	13%
Non-Core PC Postage Revenue	698	738	(5%)	2,212	2,252	(2%)
PC postage revenue	$30,244	$27,900	8%	$92,194	$81,813	13%

The increase in Core PC Postage revenue during the three months ended September 30, 2013 was mainly attributable to an increase in paid customers. Paid customers in the third quarter of 2013 were approximately 464,000, an increase of 11% compared to 419,000 in the third quarter of 2012. We define paid customers for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue from at least once during that quarter. The average monthly revenue per paid customer in the third quarter of 2013 was $21.24, a decrease of 2% from $21.62 in the third quarter of 2012.

The following table sets forth our paid customers and average quarterly revenue per paid customer for our Core PC Postage business:

	Three months ended September 30,
	2013	2012	% Change
Paid customers for the quarter (000s)	464	419	11%
Average quarterly revenue per paid customer	$63.72	$64.87	(2%)
Core PC postage revenue (000s)	$29,546	$27,162	9%

The increase in paid customers was primarily driven by an increased number of new paid customers, which in turn was a result of new customers generated by our increased spending in our Core PC Postage marketing channels as well as lower churn rates as compared to the prior year.

For our Core PC Postage business, our average quarterly and monthly Core PC Postage revenue per paid customer in the third quarter of 2013 was $63.72 and $21.24, respectively, which decreased by 2% compared to $64.87 and $21.62, respectively, in the third quarter of 2012. The decrease in average revenue per paid customer for the three month ending September 30, 2013 was primarily attributable to lower service and insurance revenue per paid customer from lower Amazon related revenue.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Revenues
Service	$24,505	$22,631	$74,241	$65,799
Product	3,885	3,495	12,436	10,876
Insurance	1,854	1,774	5,517	5,138
PhotoStamps	1,001	1,170	3,260	3,771
Other	—	1	1	7
Total revenues	$31,245	$29,071	$95,455	$85,591
Revenue as a percentage of total revenues
Service	78%	78%	78%	77%
Product	12%	12%	13%	13%
Insurance	6%	6%	6%	6%
PhotoStamps	3%	4%	3%	4%
Other	—	—	—	—
Total revenues	100%	100%	100%	100%

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

Service revenue increased 8% to $24.5 million in the third quarter of 2013 from $22.6 million in the third quarter of 2012 and increased 13% to $74.2 million in the nine months ended September 30, 2013 from $65.8 million in the nine months ended September 30, 2012.  The 8% increase in service revenue during the third quarter of 2013 consisted of a 9% increase in service revenue from our Core PC Postage business while the service revenue from our Non-Core PC Postage business decreased 6%. The 9% increase in our Core PC Postage service revenue consisted of an 11% increase in paid customers and a 2% decrease in average service revenue per customer.  The 13% increase in service revenue during the nine months ended September 30, 2013 consisted of a 13% increase in service revenue from our Core PC Postage business while the service revenue from our Non-Core PC Postage business decreased 2%.

Product revenue increased 11% to $3.9 million in the third quarter of 2013 from $3.5 million in the third quarter of 2012 and increased 14% to $12.4 million in the nine months ended September 30, 2013 from $10.9 million in the nine months ended September 30, 2012. The increase was primarily attributable to the following: (1) increased NetStamps label sales; (2) growth in our paid customer base; (3) the postal rate increase in January 2013, which generated incremental label sales for the period of time around the rate increase, (4) marketing our Supplies Store to our existing customer base; and (5) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service increased 25% to $367 million during the third quarter of 2013 from $293 million printed during the third quarter of 2012 and increased 50% to $1.1 billion during the nine months ended September 30, 2013 from $747 million printed during the nine months ended September 30, 2012.

Insurance revenue increased 5% to $1.9 million in the third quarter of 2013 from $1.8 million in the third quarter of 2012 and increased 7% to $5.5 million in the nine months ended September 30, 2013 from $5.1 million in the nine months ended September 30, 2012. The increase was primarily attributable to the expansion of our existing package insurance offering to cover packages being shipped to international destinations and increased insurance purchases by high volume shippers, partially offset by a reduction in insurance revenue through our Amazon partnership.

We continued to reduce our PhotoStamps sales and marketing spending in the third quarter of 2013 compared with the third quarter of 2012, and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business.  As a result of this decision PhotoStamps revenue decreased 14% to $1.0 million in the third quarter of 2013 from $1.2 million in the third quarter of 2012 and decreased 14% to $3.3 million in the nine months ended September 30, 2013 from $3.8 million in the nine months ended September 30, 2012.  Total PhotoStamps sheets shipped was approximately 52,000 in the third quarter of 2013, a 7% decrease compared to 55,000 in the third quarter of 2012 and was 181,000 in the nine months ended September 30, 2013, a decrease of 10% compared to 200,000 in the nine months ended September 30, 2012.   Average revenue per sheet shipped decreased 8% in the third quarter of 2013 to $19.4 from $21.2 in the third quarter of 2012 and decreased 4% in the nine months ended September 30, 2013 to $18.0 from $18.8 in the nine months ended September 30, 2012. The decrease was primarily attributable to a higher mix of high volume business orders which typically have a lower price per sheet.

Other revenue consists of commissions from the advertising or sale of products by third party vendors to our customer base. Other revenue is currently not material to our consolidated financial statements.

Cost of Revenues

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of Revenues
Service	$3,833	$3,720	$12,403	$11,788
Product	1,315	1,271	4,322	4,009
Insurance	659	573	1,976	1,670
PhotoStamps	777	929	2,623	2,927
Total cost of revenues	$6,584	$6,493	$21,324	$20,394
Cost as percentage of associated revenues
Service	16%	16%	17%	18%
Product	34%	36%	35%	37%
Insurance	36%	32%	36%	33%
PhotoStamps	78%	79%	80%	78%
Total cost as a percentage of total revenues	21%	22%	22%	24%

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees and customer misprints that do not qualify for reimbursement from the USPS.  Cost of product revenue principally consists of the cost of products sold through our Supplies Store and the related costs of shipping and handling.  The cost of insurance revenue principally consists of parcel insurance offering costs.  Cost of PhotoStamps revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs.

Cost of service revenue increased 3% to $3.8 million in the third quarter of 2013 from $3.7 million in the third quarter of 2012 and increased 5% to $12.4 million in the nine months ended September 30, 2013 from $11.8 million in the nine months ended September 30, 2012. The increase, both during the third quarter of 2013 and nine months ended September 30, 2013, is primarily attributable to higher investment in our technology platform to support the very large postage volume growth we are experiencing and higher customer service costs to support our growing customer base.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $633,000 and $732,000 in the third quarter of 2013 and 2012, respectively. Promotional expense was approximately $2.5 million and $2.7 million in the nine months ended September 30, 2013 and 2012, respectively.  The decrease in our promotional expense in the third quarter of 2013 is primarily attributable to fewer gross customers acquired compared to the third quarter of 2012 and the decrease for the nine months ended September 30, 2013 is attributable to changes in our redemption rate and cost assumptions.

Cost of product revenue increased 3% to $1.32 million in the third quarter of 2013 from $1.27 million in the third quarter of 2012 and increased 8% to $4.3 million in the nine months ended September 30, 2013 from $4.0 million in the nine months ended September 30, 2012. The percentage increase in the cost of product revenue was lower compared to the percentage increase in product revenue both in the third quarter of 2013 and nine months ended September 30, 2013 primarily due to lower fulfillment costs as a percentage of product revenue.

Cost of insurance revenue increased 15% to $659,000 in the third quarter of 2013 from $573,000 in the third quarter of 2012 and increased 18% to $2.0 million in the nine months ended September 30, 2013 from $1.7 million in the nine months ended September 30, 2012. The percentage increase in cost of insurance revenue was higher compared to the percentage increase in insurance revenue and cost of insurance as a percentage of insurance revenue increased both during the third quarter and nine months ended September 30, 20013, primarily due to the level and mix of discounted insurance rates for shippers.

Cost of PhotoStamps revenue decreased 16% to $777,000 in the third quarter of 2013 from $929,000 in the third quarter of 2012 and decreased 10% to $2.6 million in the nine months ended September 30, 2013 from $2.9 million in the nine months ended September 30, 2012. The decrease in cost of PhotoStamps revenue is primarily attributable to the decrease in PhotoStamps revenue.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses:
Sales and marketing	$9,095	$8,915	$29,270	$28,797
Research and development	2,844	2,625	8,187	7,837
General and administrative	3,961	3,953	11,553	11,233
Total operating expenses	$15,900	$15,493	$49,010	$47,867
Operating expenses as a percent of total revenue:
Sales and marketing	29%	31%	31%	34%
Research and development	9%	9%	9%	9%
General and administrative	13%	14%	12%	13%
Total operating expenses	51%	53%	51%	56%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 2% to $9.1 million in the third quarter of 2013 from $8.9 million in the third quarter of 2012, and increased 2% to $29.3 million in the nine months ended September 30, 2013 from $28.8 million in the nine months ended September 30, 2012.  Sales and marketing spending in both the third quarter and nine months ended September 30, 2013 in our Core PC Postage business increased as we continued to focus on customer acquisition while spending in our Non-Core PC postage and PhotoStamps businesses both decreased compared to 2012.  Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 8% to $2.8 million in the third quarter of 2013 from $2.6 million in the third quarter of 2012 and increased 4% to $8.2 million in the nine months ended September 30, 2013 from $7.8 million in the nine months ended September 30, 2012.  The increase is primarily due to an increase in headcount-related expenses to support our expanded product offerings.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative remained unchanged at $4.0 million in both the third quarter of 2013 and 2012, and increased 3% to $11.6 million in the nine months ended September 30, 2013 from $11.2 million in the nine months ended September 30, 2012. The increase during the nine months ended September 30, 2013 is primarily due to increase in headcount related expenses to support the growth in the business.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California.  Interest and other income, net decreased 25% to approximately $92,000 in the third quarter of 2013 from approximately $122,000 in the third quarter of 2012 and decreased 17% to $341,000 in the nine months ended September 30, 2013 from $409,000 in the nine months ended September 30, 2012.  The decrease, both during the third quarter and nine months ended September 30, 2013 is primarily due to lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments.

Provision for Income Taxes

Income tax expense was $90,000 and $230,000 in the third quarter of 2013 and 2012, respectively. The decrease during the third quarter of 2013 is primarily due to lower taxable income as a result of additional temporary differences. During the nine months ended September 30, 2013, we incurred income tax expense of $180,000 compared with an income tax benefit of $11.5 million in the nine months ended September 30, 2012. During the nine months ended September 30, 2012, our net income tax benefit consisted of a reduction of a portion of our valuation allowance on our deferred tax asset (as described below) and federal and state alternative minimum taxes.  Our effective income tax rate during the third quarter of 2013 and 2012 and the nine months ended September 30, 2013 differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes. Our effective income tax rate during the nine months ended September 30, 2012 differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance.

We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with Accounting Standards Codification (“ASC”) 740 based on all available positive and negative evidence, including our recent earnings trend, expected future taxable income and the federal and state effective tax rates related to future taxable income. On March 6, 2012, we entered into a binding agreement with PSI Systems, Inc. (“PSI”) to resolve all outstanding patent litigation among the parties (see Note 2 – Legal Proceedings on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).  Because of the PSI litigation settlement during the first quarter of 2012, we eliminated what had previously been negative evidence.  The litigation settlement became positive evidence because (1) it eliminated the hard-to-predict fluctuations in litigation expenditures, which we expected to be material in future forecasts, (2) it eliminated the potential for a material negative financial judgment against us and (3) it eliminated the possibility of an injunction against us.  We believe the other positive and negative evidence we evaluated is consistent (e.g., no material change has occurred) relative to our evaluation of this evidence in prior periods.  Based on this discrete event, we extended our forecast of projected taxable income from two years to three years for the portion of our deferred tax asset for which it is more likely than not that a tax benefit will be realized under ASC 740 as of March 31, 2012.  As a result, we released a portion of our valuation allowance totaling $11.9 million during the first quarter of 2012. As of September 30, 2013, we continue to maintain a valuation allowance for the remainder of our gross deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, we had approximately $84 million and $47 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

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

Net cash provided by operating activities was $33.2 million and $20.9 million during the nine months ended September 30, 2013 and 2012, respectively.  The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and changes in our operating assets and liabilities.

Net cash used in investing activities was $5.8 million and $28.3 million during the nine months ended September 30, 2013.  The decrease in net cash used in investing activities was primarily due to the purchase and build-out of our new corporate headquarters in 2012. There were no similar capital projects in 2013.

Net cash provided by in financing activities was $8.2 million during the nine months ended September 30, 2013.  Net cash used in financing activities was $13.8 million during the nine months ended September 30, 2012. The increase in net cash provided by financing activities was primarily due to an increase in stock options proceeds and decrease in our repurchase of our common stock.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Updated Expectations for 2013

We currently expect the following trends for 2013:

•	We expect total revenue to be in a range of between $125 million to $135 million.

•	We expect earnings per share to be in the range between $1.93 to $2.13 per fully diluted share.

•	We expect growth in Core PC Postage revenue to be approximately 12% to 13% in 2013 compared to 2012.

•	We expect enhanced promotion revenue will be down in 2013 compared to 2012.

•	We expect PhotoStamps revenue will be down in 2013 compared to 2012.

•	We are targeting small business customer acquisition spending in our Core PC Postage business to be up by 3% to 5% compared to 2012.

•	We expect research and development expenses to be higher in 2013 as compared to 2012, primarily related to expected increased headcount costs to support the growth in our products and services.

•	We expect General and Administrative expenses to be higher in 2013 compared to 2012, primarily related to increased headcount costs to support the growth in the business.

•	We expect capital expenditures for our business to be approximately $4.0 million in 2013.

As discussed above, our results are subject to macro economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations and targets. These expectations and targets are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 15 of this Report, and are made on the basis of the safe-harbor described thereon.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our Annual Report on Form 10-K for the year ended December 31, 2012.

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $200 million and $100 million, respectively.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of September 30, 2013, we were at approximately at 21% level compared with the 50% level that would trigger impairment of our NOL asset.

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

On July 22, 2010, our board of directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, as of the date this Report is filed our stockholders are allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our board of directors at any time if the board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs.  For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010.

As of October 31, 2013, we had approximately 16.1 million shares outstanding, and therefore ownership of approximately 806,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. At September 30, 2013, our cash, cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturity of 265 days. At September 30, 2013, our cash, cash equivalents and investments approximated $84 million and had a related weighted average interest rate of approximately 0.7%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short duration nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.
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

Changes in Internal Controls

During the quarter ended September 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – “Legal Proceedings” of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the third quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2013 – July 31, 2013	—	—	—	$26,650
August 1, 2013 – August 31, 2013	—	—	—	$26,650
September 1, 2013 – September 30, 2013	—	—	—	$26,650

On October 16, 2013, the Board of Directors approved a new share repurchase program that replaces all prior repurchase programs and authorizes the Company to repurchase up to 1.0 million shares of our stock during the next six months.

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

STAMPS.COM INC.
(Registrant)

November 8, 2013	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

November 8, 2013	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer