Form 10-K
period 2013-12-31
STAMPS.COM INC
filed 2014-03-17
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 28, 2013, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $545,717,647 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of February 28, 2014, there were 16,246,601 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

For discussion of some of the factors that could affect our results, see Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A.“Risk Factors.”

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions.  Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others.  Customers using our service receive discounted postage rates compared to USPS retail on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers.  We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999.

Services and Products

PC Postage Business

Our PC Postage solutions enable our customers to buy and print USPS approved postage and services with just a personal computer (“PC”), printer and Internet connection, right from their home or office.

We offer the following PC Postage products and services to our customers:

•	PC Postage Services. After completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week, through our software or web interface. Typically, when a customer purchases postage for use through our service, the customer pays the face value of the postage, and the funds are transferred directly from the customer’s account to the USPS’s account. The customer then draws down their prepaid account balance as they print postage and repurchases postage as necessary. Customers typically pay a monthly subscription fee for access to our service.

Our USPS-approved PC Postage service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS mail classes. Customers can also add to their mail pieces USPS Special Services such as USPS Tracking TM, Signature Confirmation TM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery. Our customers can print postage (1) on NetStamps® labels, which can be used just like regular stamps, (2) directly on envelopes, postcards or on other types of mail or labels, in a single step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

For added convenience, our PC Postage services incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States. Our PC Postage service is also integrated with common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. We also offer several different versions of NetStamps labels, such as Themed NetStamps labels and Photo NetStamps labels, which allow customers to add stock or custom designs to their postage label.

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

Customers typically pay us a monthly service fee ranging from $15.99 to $39.99 depending on the service plan. In certain circumstances, customers may be on a plan where they do not owe us any monthly service fees. We have an arrangement with the USPS under which if a customer or integration partner prints a certain amount of domestic or international Priority Mail or Priority Mail Express postage, the USPS compensates us directly and the customer can qualify to have their service fees waived or refunded.  In addition, we also have plans with service fees less than $15.99 which offer more limited functionality and are targeted at retaining customers who print a lower volume of postage.

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

We have an integration partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they do not have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported and Marketplace users may request carrier pickup from the USPS. A transaction fee per shipping label printed is charged to merchants who are not Stamps.com subscription customers.  In October 2012, Amazon.com launched their own internally developed Marketplace USPS shipping solution system that resulted in a reduction in postage printed through our solution. Amazon's shipping solution is utilized by merchants for certain mail classes while our shipping solution is utilized by merchants for the other mail classes. In addition, we continue to provide the integrated Amazon.com Marketplace solution to Stamps.com subscription customers.

We have an integration partnership with the USPS where we provide electronic postage for shipping transactions generated by Click-N-Ship®, a web-based service available at USPS.com that allows USPS customers to purchase and print shipping labels for domestic and international Priority Mail and Priority Mail Express packages at no additional mark-up over the cost of postage.

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

PhotoStamps

PhotoStamps is a patented form of postage that allows consumers to turn digital photos, designs or images into valid USPS-approved postage. With this product, individuals or businesses can create customized USPS approved postage using pictures of their children, pets, vacations, celebrations, business logos and more. PhotoStamps can be used as regular postage to send letters, postcards or packages. The product is available via our separately-marketed website at www.photostamps.com. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 20 individual PhotoStamps, and orders arrive via U.S. Mail in a few business days.

When we refer to our PC Postage business, we are referring to our PC Postage Service and Integrations, Mailing & Shipping Supplies Store and Branded Insurance offering. We do not include our PhotoStamps business when we refer to our PC Postage business.

Customer Value Proposition for our PC Postage Business

Our PC Postage customers currently can save time in a number of ways including:

•	Our service allows customers to mail or ship from their home or office 24 hours a day and 7 days a week, avoiding the time that would ordinarily be spent in a trip to the post office;

•	Our service allows customers to generate mass mailings quickly and easily by printing the address and postage together in a single step process;

•	Our service integrates with most small business productivity applications such as word processors, financial applications and address books so our customers can save time by utilizing these integrations to print postage through their existing applications; and

•	Our customers can use our service to generating large volumes of shipping labels quickly and easily by integrating directly with their existing databases or e-commerce systems.

Our PC Postage customers currently can also save money in a number of ways including:

•	Our customers receive discounts on single piece First Class letter postage rates compared to USPS post offices and other retail locations. For example, a one ounce letter would cost customers using our service $0.48 cents instead of the $0.49 cent retail rate;

•	Our customers receive discounts for most domestic packages of up to 54% and discounts for most international packages of up to 13% compared to USPS retail. In addition, customers who meet certain higher volume requirements can qualify for additional discounts on these mail classes;

•	Our customers receive discounts on USPS Tracking for First Class Package Service of up to $1.05 per package compared to the USPS retail post office;

•	Our service automatically checks and validates destination addresses against the USPS address database so customers do not waste postage on undeliverable-as-addressed mail;

•	Our service calculates the exact amount of postage that is required for a mail piece depending on mail class, mail form, weight and distance to the destination which allows our customers to avoid overpaying for postage;

•	Customers can use our reports and cost codes to better track, control and reduce postage expenditures; and

•	Our customers typically pay a monthly service fee that is up to 50% less than the total cost of an entry or mid-level traditional postage meter. The total cost of a traditional postage meter can include hardware rental fees, including items such as postage meter and scale, maintenance and repair costs, insurance fees, fees to purchase postage and the cost to purchase proprietary ink cartridges.

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

Marketing of PC Postage

We target our PC Postage marketing at small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers. We market our PC Postage services through the following channels:

•	Affiliate Channels. We utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our web site through a third party affiliate management company.

•	Direct Mail. We send direct mail pieces to prospective customers with prospect lists purchased from third parties or obtained from partners.

•	Direct Sales. We utilize a direct sales force for higher-priced Enterprise and Professional Shipper versions of our PC Postage service.

•	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, tradeshows, retail and other programs.

•	Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our PC Postage software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software included along with a partner’s software product, the distribution of our software at a retail location, or the bundling of our software with a hardware device. Our partnerships include Microsoft, Avery, Hewlett Packard (“HP”) and the USPS.

•	Remarketing. We remarket our services to former customers. Our remarketing efforts are generally focused on new features that may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers.

•	Shipping Integrations. We market our services through integrations with e-commerce platforms, multi-carrier shipping management software, shopping cart software and other order-entry management applications. Our shipping integration partnerships include Amazon, the USPS, QuickBooks and others.

•	Traditional Media. We utilize television commercials and a variety of traditional and internet-based radio endorsements to advertise our services.

•	Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails, and other online advertising vehicles.

•	USPS Referrals. We utilize the nationwide USPS Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls. We also receive referrals directly from the USPS website at www.USPS.com.

•	Enhanced Promotion Online Advertising. We work with various companies to advertise our services in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to get the customer to try our services. This channel tends to attract more consumer oriented customers. We reduced our investment in the enhanced promotional channel during recent years.

Marketing of PhotoStamps

We target our PhotoStamps marketing at consumers and businesses. We market or have marketed our PhotoStamps product through the following channels:

•	Online advertising, including paid search, banner ads, permission-based emails, and other online advertising methods;

•	Partnerships including HP/Snapfish and others;

•	Retail distribution of a boxed PhotoStamps product;

•	Remarketing to our existing customers; and

•	Traditional offline methods of consumer advertising.

In recent years, we reduced our consumer-focused marketing spending in order to lower our customer acquisition costs and improve our expected returns and profitability in the PhotoStamps business.

2014 Business Strategy

PC Postage Business

Our 2014 PC Postage business strategy includes the following major initiatives and plans. These initiatives and plans are subject to change without notice based on our analysis of market and business conditions, and constitute “forward-looking statements”, and accordingly are subject to the cautionary statements, qualification and limitations on forward-looking statements we discuss at the beginning of Part I of this Report.

•	Increase our Small Business Marketing Spending. Based on recent analysis and trends, we believe we continue to experience a strong return on our investment in our small business PC Postage customers, who have an expected lifetime value of more than twice the cost of acquiring those customers. Accordingly, we plan to increase our small business customer acquisition spending by an estimated 5% to 10% in 2014 versus 2013.

We plan to continue increasing our investment in direct mail, traditional media and online advertising as well as refining our customer acquisition process through affiliates, partners, telemarketing and other areas. Our goal is to continue to increase our small business customer acquisition expenditures while keeping our cost per customer acquired at a reasonable level and maintaining our customer economics thus resulting in a continued attractive expected return.

•	Enhance our Enterprise Solutions Sales and Marketing Efforts. Our solutions continue to have a stronger customer value proposition compared to postage meters and our customers continue to be attracted to our enterprise solution versus a postage meter. We believe this customer preference is based on our dramatically lower cost of ownership and the greater visibility into individual employee activity available from our sophisticated centralized front-end reporting tool, with features typically not available with a postage meter, such as real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers.

In 2014, we plan to continue increasing, optimizing and refining our enterprise customer lead generation and sales and marketing efforts. We plan to continue working on improving the efficiency of our sales team. We also plan to increase the number of enterprise customers as well as increase the number of locations with existing customers.

•	Enhance our High Volume Shipper Solutions and Sales and Marketing Efforts. We continue to attract high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, larger retailers, and other types of high volume shippers to our service through our efforts in these areas. Postage printed by our high volume shipping customers in 2013 was up 37% versus 2012 which reflects our continued investment in our shipping technology and our sales and marketing efforts.

In 2014 we plan to optimize our business in this area by (1) continuing to enhance our technology and software to further improve the scalability of our solutions for the larger high-volume shipping customers; (2) continuing to introduce shipping related features and functionality that will improve the value proposition of our solutions;  (3) adding new shopping cart integrations for easier data export and import from the tools that customers like to use; and (4) continuing to scale our sales and marketing efforts including using our national sales force.

•	Optimize our Business Model and Improve our Customer Experience. We plan to continue optimizing our registration process and post-registration customer interactions to improve the initial experience a customer has with our service by shortening and streamlining the registration process and facilitating easier purchasing of postage by customers during registration. We plan to expand our usage of demo videos and online how to videos. We also plan to continue expanding our presence in social networking sites, to continue expanding our customer web portal, and to continue enhancing content on our website.

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

In addition, while our online enhanced promotion channel tends to attract more consumer oriented customers with lower lifetime values, we have continued to realize an acceptable return on our investment in this channel. We will continue to monitor this channel and plan to continue it so long as it provides an acceptable return. We currently expect to maintain or reduce our level of investment in this area in 2014 compared to 2013.

PhotoStamps

In 2014 we plan to continue marketing PhotoStamps, but with limited spending and expectations. We will continue our program of focused direct-to-website PhotoStamps marketing spending with a goal of keeping the overall cost per acquisition at a level that provides an attractive financial return. While we do not expect to increase our investment in PhotoStamps in the short-term, we believe that there may be potential opportunities to grow the business in a better economic environment.

Competition

The market for our products is competitive. Some of our current direct competitors in the PC Postage and Customized Postage categories include:

USPS Approved PC Postage Vendors

Endicia.com.  Endicia, a group within Newell Rubbermaid’s Office Products division, is a USPS approved PC Postage vendor that offers software and web-based PC Postage services and integrations similar to our PC Postage services and integrations under the brand name Endicia.  Endicia also offers a PC Postage NetStamps-like service in conjunction with Dymo (an affiliated company also owned by Newell Rubbermaid) under the brand name Dymo Stamps.  Endicia also offers a customized postage offering similar to our PhotoStamps service under the brand name PictureItPostage.  All of these services are directly competitive with our own services in these areas.

Pitney Bowes, Inc. Pitney Bowes, the current market leader in the U.S. traditional postage meter business with revenues of $3.9 billion in 2013, is an approved PC Postage vendor that offers software and web-based PC Postage services and integrations similar to our PC Postage services and integrations under the brand name pbSmartPostage. Pitney Bowes also offers an Internet-based service for printing a single label for use in shipping a package that does not require a monthly subscription fee in partnership with eBay. Pitney Bowes also offers a customized postage offering similar to our PhotoStamps service under the brand name ZazzleStamps through a partnership with Zazzle.com, a private U.S. company that specializes in custom products.

We believe that our customers choose our PC Postage service over that of other PC Postage competitors because of our superior user interface and our larger breadth of features.  For example, (1) we are the only PC Postage service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge and envelope printing; (2) we are the only PC Postage provider with an integration partnership with Amazon.com serving their Marketplace users; (3) we support more address books than any other PC Postage software; and (4) we are the only company that offers the additional customer choice of our Themed and Photo NetStamps labels. Based on USPS data and our estimates, we believe we have the highest number of PC Postage customers of any PC Postage provider.

When compared to competitive offerings, we think PhotoStamps offers the best product and overall customer experience in the industry. PhotoStamps was also the first commercially available customized postage product, and we believe it has the best brand recognition among its competitors.

Traditional Meters

We also compete with traditional postage meters offered by Pitney Bowes, Neopost, FP Mailing Solutions and Hasler in the U.S. market. We believe that our customers choose our PC Postage service over traditional postage meters primarily to save money. We also believe that our PC Postage services and integrations can offer superior capabilities to postage meters in certain areas, such as the ability to integrate tightly with small business productivity applications and the ability to easily monitor and track USPS packages. We believe customers choose postage meters over our solutions because of the perceived ease of use of those products versus our current approach of software that runs on a PC.

Other Competition

We also compete with any method of accessing U.S. postage, including but not limited to postage stamps, USPS retail locations, retail locations that sell postage stamps, USPS online services including but not limited to Click-N-Ship, multi-carrier solutions, e-commerce integrations such as eBay/PayPal and USPS permit manifest solutions. Some of these competitive offerings are available with no additional markup over the face value of postage and some are available with discounted postage rates.  In the shipping market, we also compete with private carrier shippers including but not limited to FedEx and UPS.

We believe that our customers choose our service over these alternative methods of accessing postage because of the convenience, capabilities, reporting and features that are not often available through these alternative methods.

Industry Overview

Business Market Size

Our PC Postage mailing and shipping service is currently targeted primarily at U.S. small offices, home offices, small businesses, enterprises and high volume shippers, and within these segments we target both mailers and shippers. We believe the number of businesses that we can serve with our current products are as follows: (1) 22.6 million sole proprietorships; (2) 4.5 million small businesses with 1 to 9 employees (typically using our single user Pro service); (3) 1.1 million small businesses with 10 to 99 employees (typically using our Pro or our multi-user Premier service); (4) 99 thousand medium and large businesses with 100 or more employees, which represent 1.5 million separate locations (typically using our Enterprise service).  In addition we believe there are approximately 24 million non-income generating home offices such as those used for corporate after-hours work or telecommuting, that we can service with our current solutions. Finally, we also can serve (typically through our enhanced promotion online advertising channel) the individual consumer market. Data provided herein is based on recent statistics provided by the U.S. Census Bureau and our internal estimates.

US Mail Volume

According to the USPS Fiscal 2013 Annual Report, the total USPS revenue was $67 billion during its fiscal year ended September 30, 2013. Of this amount approximately $46 billion was represented by mail classes that are addressable using our current solution (First Class, Priority Mail, Priority Mail Express, Media Mail, Parcel Select, international mail, and special services).  The $46 billion in postage is comprised of (1) $29.5 billion in First Class mail (2) $11.1 billion in package and shipping services (3) $2.2 billion in international mail and (4) $3.2 billion in other mailing services. We believe that some portion of this $46 billion is a potential market for purchasing and printing postage using PC Postage.

Based on the USPS Fiscal 2012 Household Diary Study, consumer-to-consumer personal correspondence mail volume was approximately 4.3 billion pieces per year (0.7 billion personal letters, 1.9 billion holiday greeting cards, 1.1 billion non-holiday greeting cards, and 0.6 billion other).  We also estimate that an additional 4.9 billion pieces per year are sent between businesses and consumers as first class primary business advertising mail, and an additional 6.1 billion pieces per year are sent from businesses to consumers as First Class correspondence mail.  We believe that consumer-to-consumer and business-to-consumer advertising mail are two potential markets for use of PhotoStamps.

The PC Postage Certification and Regulatory Approval Process

Our technology must meet strict U.S. government security standards.  Our PC Postage products complete extensive USPS testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution.  The USPS certification process to become an USPS approved PC Postage vendor is a standardized, ten-stage process that took the existing approved vendors years to complete.  Each stage requires USPS review and authorization to proceed to the next stage of the certification process. The USPS has no published timeline or estimated time to complete each of the ten stages of the program. The most significant stage requires a vendor to complete three phases of beta testing. In 1999 we were approved and launched the first software-only PC Postage service.

Our Technology

Our servers are located in high-security data centers and operate with proprietary security software. These servers create the data used to generate information-based indicia. They also process postage purchases using secure technology that meets USPS security requirements. Our service currently includes a Windows-based client application and web-based applications that support a variety of label and envelope options and a wide range of printers. In addition, our applications employ an internally-developed user authentication mechanism for additional security.

Our transaction processing servers are a combination of secure, commercially available and internally-developed technologies that are designed to provide secure and reliable transactions. Our implementation of security system hardware meets government standards for security and data integrity. The performance and scalability of our PC Postage system is designed to allow many users to simultaneously process postage transactions through our system. Our database servers are designed and built with industry-leading database technologies.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents.  We also have a number of registered and unregistered trademarks. We plan to apply for more patents and trademarks in the future. Our issued patents have a range of expiration dates from 2014 until 2030. See Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations-- Research and Development” for the amount spent during each of the last three fiscal years on company-sponsored research and development activities.

Section 382 Update

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $200 million and $95 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2013 we were at approximately a 19% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of February 28, 2014, we had 16,246,601 shares outstanding, and therefore ownership of approximately 812,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Employees

As of December 31, 2013, we had approximately 250 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments, Geographical and Revenue Information

We operate in a single market segment, “Internet Mailing and Shipping Services” and therefore have only one reportable segment.  All of our operations, revenue and assets are within the United States. During 2013, 2012 and 2011, we did not recognize revenue from any one customer that represented 10% or more of revenues. See Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2013 and 2012,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2012 and 2011,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10 percent or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the first and fourth calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue does have some seasonal variation driven by typically seasonally stronger customer acquisition and usage in the first and fourth calendar quarters and typically seasonally slower customer acquisition and usage in the second and third calendar quarters. Our PhotoStamps revenue is typically seasonally stronger in the fourth calendar quarter due to the holidays.

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

Our continuing profitability depends on our ability to successfully implement our strategy of increasing the adoption of our services and products. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described below in this section as well as:

•	The costs of our marketing programs to establish and promote our brands;

•	The demand for our services and products;

•	Our ability to develop and maintain strategic distribution relationships;

•	The number, timing and significance of new products or services introduced by us and by our competitors;

•	Our ability to develop, market and introduce new and enhanced products and services on a timely basis;

•	The level of service and price competition;

•	Our operating expenses;

•	USPS regulation and policies relating to PC Postage;

•	The modification or termination of financial compensation arrangements with the USPS; and

•	General economic factors.

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

Our services and products must meet the commercial demands of our customers, which include home businesses and offices, small and medium sized businesses, corporations and individuals. We cannot be sure that our services will appeal to or be adopted by an ever-growing range of customers. If we are unable to ship products such as items from our Supplies Store in a timely manner to our customers, our business may be harmed. Moreover, our ability to obtain and retain customers depends, in part, on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we fail to meet the demands of our customers, our results of operations will be adversely affected.

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

Our customers pay for our services predominately using credit cards and debit cards and, to a lesser extent, by use of automated clearing house payments. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result of a change in our business practices that increase the fees on a cost-per-transaction basis. If these fees for accepting payment methods increase in future periods, it would adversely affect our results of operations.

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

Credit card fraud and our response to it could adversely affect our business.

We routinely receive orders placed with fraudulent credit card data. We do not carry insurance against the risk of credit card fraud, so our failure to adequately control fraudulent credit card transactions could reduce our net revenues and our profit. We may suffer losses as a result of postage purchases placed with fraudulent credit card data even if the associated financial institution approved payment. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, prospects, financial condition and results of operation. Further, to the extent our efforts to prevent fraudulent transactions result in our inadvertent refusal to fill legitimate business requests, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers.

Default on the credit we may provide for printing postage to one or more of our larger customers could adversely impact our results of operations.

As we acquire larger customers that require larger postage volumes to support their businesses, we may invoice or extend credit terms to facilitate their access to postage and use of our services. If one or more of these customers were to default on amounts owed, it could adversely affect our results of operations.

Third party assertions of violations of their intellectual property rights could adversely affect our business.

Substantial litigation regarding intellectual property rights exists in our industry. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. We may become aware of, or we may increasingly receive correspondence claiming, potential infringement of other parties’ intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims against us, regardless of their validity. Any associated costs (including settlements cost, judgments and legal expenses) and business distractions could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation in which we are accused of infringement might cause product development delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed or fail. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business.

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

We may be exposed to risks and costs associated with the collection of credit card data and the secure transmission of confidential information over public networks.

A significant portion of our customer transactions requires the collection of certain customer data, such as credit card information. We and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we have security measures related to our systems and the privacy of our customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. A security breach could cause customers to lose confidence in the security of our services or websites. Any security breach could also expose us to risks of data loss, litigation and liability, and could seriously disrupt operations and harm our reputation, any of which could adversely affect our financial condition and results of operations.

In addition, state and federal laws and regulations are increasingly enacted to protect consumers against identity theft. These laws and regulations will likely increase the costs of doing business and if we fail to implement appropriate security measures, or to detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations.

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

We believe the performance of our PC Postage business is influenced by macro-economic trends. The United States economy has been experiencing a financial downturn characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy and lower levels of consumer and business spending.  A continuation of this economic downturn, or a weak recovery from the downturn, could negatively affect our business, operating results and financial condition in a number of ways.  For example, customers may leave our service, and efforts to attract new customers may also be adversely impacted. In addition, customers may delay or decrease spending with us or may not pay us, or may delay paying us.

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

The USPS could decide to amend, renegotiate or terminate agreements or financial compensation arrangements that exist now or in the future. For instance, if the USPS decides to amend, renegotiate or terminate our credit card cost sharing agreement, which is an agreement that governs the allocation of credit card fees paid by the USPS and us, our revenues and operating results could suffer. In addition, if the USPS decides to amend or renegotiate our arrangement under which we are compensated directly by the USPS for customers or integration partners who print a certain amount of Priority or Priority Mail Express postage, our revenue and operating results may be negatively impacted. If the USPS decides to terminate our agreement under which we are compensated directly by the USPS for customers or integration partners who print a certain amount of Priority or Priority Mail Express postage, our revenue and operating results will suffer.

The USPS could modify or terminate discounts our customers receive.

The USPS could decide to amend or terminate the discounts our customers and integration partners receive. Customers using our services receive discounted postage rates compared to USPS retail rates on certain mail pieces such as First Class letters, domestic and international Priority Mail and Priority Mail Express packages, and other discounts available to high-volume shipping customers. If the USPS decides to withdraw certain discounts or even remove the discounts entirely, our revenue and operating results will suffer. If the Postal Regulatory Commission decides the discounts are unlawful and requires the USPS to cancel or change them, then our revenue and operating results will suffer.

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

We Do Not Collect Sales or Consumption Taxes in Some Jurisdictions

U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

Risks Related to Our Stock

The tax value of our net operating losses could be impaired if we trigger a change of control pursuant to Section 382 of the Internal Revenue Code.

We currently have federal and state NOL carry-forwards of approximately $200 million and $95 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2013 we were at approximately a 19% level compared with the 50% level that would trigger impairment of our NOL asset.

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

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, as of the date of filing of this Annual Report on Form 10-K, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010. As of February 28, 2013, we had 16,246,601 shares outstanding, and therefore ownership of approximately 812,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

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

Our corporate headquarters are located in El Segundo, California where we own a 99,600 square foot facility, under which we occupy a portion of the space and lease a portion to third party tenants. We believe that our existing facilities are suitable and adequate for our present purposes.

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

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”.  The following table sets forth the range of high and low dividend adjusted closing sales prices reported on The NASDAQ Stock Market for our common stock for the following periods:

	High	Low
Fiscal Year 2012
First Quarter	$32.87	$23.39
Second Quarter	$30.31	$22.25
Third Quarter	$25.47	$18.84
Fourth Quarter	$28.38	$20.62
Fiscal Year 2013
First Quarter	$27.90	$23.76
Second Quarter	$39.47	$23.47
Third Quarter	$45.93	$38.01
Fourth Quarter	$48.30	$40.29

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The NASDAQ Stock Market on (i) December 31, 2013 and (ii) February 28, 2014.

Closing Price
December 31, 2013	$42.10
February 28, 2014	$35.18

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

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2008 to December 31, 2013 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) Morgan Stanley Internet Index, an equal-dollar-weighted index composed of 23 leading companies involved in Internet commerce, service and software.  The graph assumes that $100 was invested on December 31, 2008 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31,	Year ended December 31,
Company/Index	2008	2009	2010	2011	2012	2013
Stamps.com Inc.	$100.00	$91.56	$134.79	$305.29	$294.42	$491.87
NASDAQ Market Index	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
Morgan Stanley Internet Index	$100.00	$195.66	$257.24	$239.18	$314.31	$527.77

Holders

As of February 28, 2014, there were approximately 390 stockholders of record and 16,246,601 shares of our common stock outstanding.

Dividend Policy

We did not pay any dividend during 2013.

Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to shares of our common stock that may be issued under our existing stock incentive plans, all of which were approved by our stockholders:

Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
511,624	$14.75	996,206

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during 2013.

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
October 1, 2013 – October 31, 2013	—	—	—	$26,650
November 1, 2013 – November 30, 2013	—	—	—	$26,650
December 1, 2013 – December 31, 2013	—	—	—	$26,650

(1) On February 6, 2014, our Board of Directors amended the existing share repurchase program to extend the expiration date until April 30, 2015.  The Company is currently authorized to repurchase up to 1.0 million shares of Stamps.com stock.

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

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
PC Postage revenue	$123,108	$110,003	$93,321	$78,355	$73,623
PhotoStamps revenue	4,710	5,651	8,258	7,162	8,485
Other revenue	1	7	6	27	16
Total revenues	127,819	115,661	101,585	85,544	82,124
Cost and expenses:
Cost of sales	27,500	27,756	26,212	23,684	22,914
Research and development	10,958	10,243	9,395	9,420	8,699
Sales and marketing	39,449	38,755	34,569	31,174	31,735
General and administrative	15,794	14,750	14,181	14,590	12,961
Legal settlements	—	—	—	5,211	—
Income from operations	34,118	24,157	17,228	1,465	5,815
Interest and other income, net	480	541	562	756	916
Non-operating asset write-off	—	—	—	634	—
Income tax (benefit) expense	(9,555)	(13,859)	(8,475)	(3,945)	554
Net income	$44,153	$38,557	$26,265	$5,532	$6,177
Basic net income per share	$2.81	$2.40	$1.78	$0.38	$0.38
Diluted net income per share	$2.71	$2.30	$1.73	$0.38	$0.38
Weighted average shares outstanding used in basic per-share calculation	15,691	16,079	14,767	14,529	16,238
Weighted average shares outstanding used in diluted per-share calculation	16,298	16,793	15,168	14,685	16,369
Cash dividends declared per common share	$0.00	$0.00	$0.00	$2.00	$0.00

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(in thousands)
Cash, cash equivalents, restricted cash and investments	$87,210	$46,619	$69,363	$35,299	$71,745
Working capital	81,890	38,035	57,953	16,041	41,791
Total assets	187,118	130,852	107,980	57,442	89,258
Total stockholders’ equity	171,765	112,954	94,007	44,238	75,605

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions.  Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others.  Customers using our service receive discounted postage rates compared to USPS retail rates on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers.  We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999.

PC Postage Business References

When we refer to our “PC Postage business”, we are referring to our PC Postage Service and Integrations, Mailing & Shipping Supplies Store and Branded Insurance offering. We do not include our PhotoStamps business when we refer to our PC Postage business.

When we refer to our "Core PC Postage business", we are referring to the portion of our PC Postage business targeting our small business, enterprise and high volume shipping customers acquired through our Core PC Postage marketing channels which include partnerships, online advertising, direct mail, direct sales, traditional media advertising and others.

When we refer to our "Non-Core PC Postage business", we are referring to the portion of our PC Postage business that targets a more consumer oriented customer through the online enhanced promotion marketing channel. In the online enhanced promotion marketing channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service and we find that this channel attracts more consumer oriented customers.

When we refer to our “PC Postage Revenue”, we are referring to our service, product and insurance revenue generated by all of our PC Postage customers.

When we refer to our “Core PC Postage Revenue”, we are referring to the portion of the service, product and insurance revenue that was generated by customers who were acquired through our Core PC Postage marketing channels.

When we refer to our “Non-Core PC Postage Revenue”, we are referring to the portion of the service, product and insurance revenue that was generated by customers who were acquired through our online enhanced promotion marketing channel. Within our PC Postage business, we believe it is useful to discuss our Core PC Postage business separately from our Non-Core PC Postage business because each business targets and typically serves different customer segments and utilizes different marketing channels to acquire those customers. As a result of these differences, the Core and Non-Core PC Postage businesses typically experience different customer and financial metrics results and trends which are best discussed separately from each other.

Results of Operations

Years Ended December 31, 2013 and 2012

Total revenue increased 11% to $127.8 million in 2013 from $115.7 million in 2012. PC Postage revenue, which includes service revenue, product revenue and insurance revenue, was $123.1 million in 2013, an increase of 12% from $110.0 million in 2012. PhotoStamps revenue decreased 17% to $4.7 million in 2013 from $5.7 million in 2012. Other revenue decreased 86% to $1,000 in 2013 from $7,000 in 2012.

The following table sets forth the breakdown of revenue for 2013 and 2012 and the resulting percent change (revenue in $000s):

	2013	2012	% Change
Revenues
Service	$99,013	$88,173	12%
Product	16,580	14,710	13%
Insurance	7,515	7,120	6%
PC Postage Revenue	123,108	110,003	12%
PhotoStamps	4,710	5,651	(17%)
Other	1	7	(86%)
Total revenues	127,819	115,661	11%

Core PC Postage revenue in 2013 was $120.2 million, an increase of 12% from $107.0 million in 2012.  Non-Core PC Postage revenue in 2013 was $2.9 million, a decrease of 5% from $3.0 million in 2012.

The following table sets forth the breakdown of PC Postage revenue, which includes Core PC Postage revenue and Non-Core PC Postage revenue for 2013 and 2012 and the resulting percent change (revenue in $000s):

	2013	2012	% Change

Core PC Postage Revenue	$120,232	$106,979	12%
Non-Core PC Postage Revenue	2,876	3,024	(5%)
PC Postage Revenue	123,108	110,003	12%

The increase in Core PC Postage revenue was primarily attributable to an increase in paid customers. Annual average paid customers increased 11% to 466,000 in 2013 from 421,000 in 2012.  The decrease in Non-Core PC Postage revenue was primarily attributable to lower marketing spend in the online enhanced promotion channel.

We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.

The following table sets forth the number of paid customers (000s) in the period for our Core PC Postage business:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average

2013	465	467	464	468	466
2012	413	418	419	435	421

The following table sets forth the growth in paid customers and average annual revenue per paid customer for our Core PC Postage business:

	2013	2012	% Change

Average paid customers for the year (000s)	466	421	11%
Average annual revenue per paid customer	$258	$254	2%
Core PC Postage Revenue (000s)	$120,232	$106,979	12%

The increase in paid customers is primarily driven by an increased number of new customers acquired, which was driven by our increased spend in Core PC Postage marketing channels, while our lost customer churn rates remained at levels that were consistent with the prior year.

For our Core PC Postage Business, our average annual and monthly Core PC Postage revenue per paid customer in 2013 was $258 and $21.51 respectively, which increased by 2% compared to $254 and $21.18, respectively in 2012.  The increase in average revenue per paid customer was primarily attributable to higher service revenue per paid customer from our high volume shipping and enterprise customers and higher store revenue per paid customer from increased sales of NetStamps labels; partially offset by a reduction in revenue per paid customer from our Amazon partnership.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in 000s except percentage):

	2013	2012
Revenues
Service	$99,013	$88,173
Product	16,580	14,710
Insurance	7,515	7,120
PhotoStamps	4,710	5,651
Other	1	7
Total revenues	$127,819	$115,661
Revenue as a percentage of total revenues
Service	77%	76%
Product	13%	13%
Insurance	6%	6%
PhotoStamps	4%	5%
Other	0%	0%
Total revenues	100%	100%

Our revenue is derived primarily from five sources: (1) service revenue from subscription, transaction and other fees related to our PC Postage services and integrations; (2) product revenue from the direct sale of consumables and supplies through our Supplies Store; (3) insurance revenue from the sale of package insurance to our customers; (4) PhotoStamps revenue from selling sheets of PhotoStamps postage; and (5) other revenue, consisting primarily of advertising revenue derived from advertising programs with our existing customers.

Service revenue increased 12% to $99.0 million in 2013 from $88.2 million in 2012. The 12% increase in service revenue in 2013 consisted of a 13% increase in service revenue from our Core PC Postage business while the service revenue from our Non-Core PC Postage business decreased 5%. The 12% increase in our Core PC Postage service revenue consisted of an 11% increase in our annual average paid customers and a 2% increase in our annual average revenue per paid customer.

Product revenue increased 13% to $16.6 million in 2013 from $14.7 million in 2012. The increase was primarily attributable to the following: (1) increase in NetStamps label sales; (2) growth in our paid customer base; (3) the postal rate increase in January 2013, which generated incremental label sales for the period of time around the rate increase; (4) marketing our Supplies Store to our existing customer base; and (5) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service in 2013 was $1.6 billion, a 36% increase from the $1.1 billion printed in 2012.

Insurance revenue increased 6% to $7.5 million in 2013 from $7.1 million in 2012. This increase was primarily attributable to increased insurance purchases by our high volume shippers, partially offset by a reduction in insurance revenue through our Amazon partnership.

We continued to reduce our PhotoStamps sales and marketing spending in 2013 compared with 2012, and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business, although we believe that there may be potential opportunities to grow the business in a better economic environment.  As a result of this decision PhotoStamps revenue decreased 17% to $4.7 million in 2013 from $5.7 million in 2012. Total PhotoStamps sheets shipped in 2013 decreased 20% to 255 thousand compared to 2012 and average revenue per PhotoStamps sheet shipped increased 4% to $18.50 in 2013 compared to 2012.  The decrease in sheets shipped was primarily attributable to our lower marketing spend and the increase in average revenue per sheet shipped was primarily attributable to less discounting on custom negotiated pricing.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated (in 000s except percentage):

	2013	2012
Cost of Revenues
Service	$15,422	$15,720
Product	5,694	5,435
Insurance	2,685	2,334
PhotoStamps	3,699	4,267
Total cost of revenues	$27,500	$27,756
Cost as percentage of associated revenue
Service	16%	18%
Product	34%	37%
Insurance	36%	33%
PhotoStamps	79%	76%
Total cost as a percentage of total revenues	22%	24%

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

Cost of service revenue decreased 2% to $15.4 million in 2013 from $15.7 million in 2012. The decrease in cost of service revenue is primarily attributable to lower promotional expense as a result of a decrease in our coupon redemption rate, partially offset by higher system operating costs, credit card processing fees and customer service costs reflecting the growth in our business and our associated investments to support that growth.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense decreased 32% to $2.4 million in 2013 from $3.5 million in 2012. The decrease in promotion expense is primarily attributable to fewer customers acquired and to lower coupon redemption rates.

Cost of product revenue increased 5% to $5.7 million in 2013 from $5.4 million in 2012. The increase in product costs was driven by increased product revenue. Cost of product revenue as a percentage of product revenue decreased from 37% in 2012 to 34% in 2013.  The decrease was primarily attributable to decreased fulfillment costs and to an increase in NetStamps labels revenue which have a lower cost of revenue as compared to other products sold in our Supplies Store.

Cost of insurance revenue increased 15% to $2.7 million in 2013 from $2.3 million in 2012. The increase is primarily attributable to increased insurance revenue resulting from increased activity by our high volume shipping customers. Cost of insurance revenue as a percentage of insurance revenue increased from 33% in 2012 to 36% in 2013.  The increase was primarily attributable to the increased level and mix of discounted insurance rates for shippers.

Cost of PhotoStamps revenue decreased 13% to $3.7 million in 2013 from $4.3 million in 2012. Cost of PhotoStamps revenue as a percentage of PhotoStamps revenue increased from 76% in 2012 to 79% in 2013.  The increase was primarily attributable to the decrease in PhotoStamps revenue resulting in less fixed cost leverage and an increase in the face value of the cost of postage by the USPS which we did not pass on to customers in the form of higher pricing.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenue for the periods indicated (in 000s except percentage):

	2013	2012
Operating Expenses:
Sales and marketing	$39,449	$38,755
Research and development	10,958	10,243
General and administrative	15,794	14,750
Total operating expenses	$66,201	$63,748
Operating expenses as a percentage of total revenue:
Sales and marketing	31%	34%
Research and development	9%	9%
General and administrative	12%	13%
Total operating expenses	52%	55%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 2% to $39.5 million in 2013 from $38.8 million in 2012. The increase is primarily due to increased marketing spending to acquire customers in our Core PC Postage business while spending in our Non-Core PC Postage and PhotoStamps business both decreased compared to 2012. Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.  Sales and marketing expenses as a percent of total revenue decreased from 34% in 2012 to 31% in 2013 as revenue grew at a faster pace than sales and marketing expenses.  The decrease is primarily attributable to sales and marketing spend not increasing as much as originally planned due to a more competitive environment in the traditional advertising and online marketing areas in 2013 as compared to 2012.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 7% to $11.0 million in 2013 from $10.2 million in 2012. The increase is primarily due to an increase in headcount-related expenses to support our expanded offerings.  Research and development expense as a percentage of revenue was consistent at 9% in both 2012 and 2013.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 7% to $15.8 million in 2013 from $14.8 million in 2012. The increase is primarily due to increase in headcount and related expenses and infrastructure investments to support the growth in the business.  General and administrative expense as a percentage of revenue decreased slightly from 13% in 2012 to 12% in 2013.  The decrease was primarily attributable to fixed cost leverage associated with our revenue growth.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net decreased 11% to $480,000 in 2013 from $541,000 in 2012.  The decrease is primarily due to lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments.

Provision for Income Taxes

During 2013, our income tax benefit consisted of a reduction of a portion of our valuation allowance on our deferred tax asset (as described below) and federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance.

The income tax benefit in 2013 was $9.6 million which was lower than the $13.9 million income tax benefit in 2012.  The decrease was primarily attributable to a lower reduction of a portion of our valuation allowance in 2013 as compared to the reduction of a portion of our valuation allowance release in 2012.

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

During the fourth quarter of 2013, we re-evaluated positive and negative evidence relating to our gross deferred tax assets and valuation allowance noting that there was no discrete event that occurred during 2013 year.  During the fourth quarter of 2012, we updated our three year forecast of projected taxable income. Based on the updated forecast we recorded another release of a portion of our valuation allowance in the fourth quarter of 2013 totaling approximately $9.7 million.

As of December 31, 2013, we have recorded approximately $40 million of net deferred tax assets on the balance sheet, and we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

During 2013, we recorded current tax provision for corporate alternative minimum federal and state taxes of approximately $158,000.  During 2012, we recorded current tax provision for corporate alternative minimum federal and state taxes of approximately $565,000.  The decrease in current tax provision in 2013 compared to 2012 is primarily due to lower taxable income in 2013 as a result of a change in California state tax laws and additional temporary differences.

Expectations for 2014

We expect the following trends for 2014:

•	We expect fiscal 2014 revenue to be in the range between $125 million and $140 million.

•	We expect growth in 2014 Core PC Postage revenue to be up 5% to 10% compared to 2013. Our ability to grow our Core PC Postage revenue is dependent on our ability to increase our small business customer acquisition spending on marketing programs resulting in the addition of new customers and so to the extent we are not able to achieve our target increase in spending, as outlined below, this would negatively impact our 2014 Core PC Postage revenue growth expectations.

•	We expect Non-Core PC Postage revenue and PhotoStamps revenue will continue to be down in 2014 compared to 2013 as we expect to continue to minimize investments in these areas of our business.

•	We are targeting small business customer acquisition spending on our Core PC Postage marketing channels to be up 5% - 10% in 2014 compared to 2013. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly.

•	Customer acquisition spending is expensed in the period incurred while the revenue and profits associated with the acquired customer is earned over the customer's lifetime. As a result, increased customer acquisition spending in future periods could result in a reduction in operating profit and cash flow compared to past periods.

•	We expect research and development expenses to be higher in 2014 as compared to 2013, primarily related to an expected increase in headcount costs to support the growth in our products and services.

•	We expect general and administrative expenses to be higher in 2014 as compared to 2013, primarily related to an expected increase in costs to build and support the infrastructure necessary to grow the business.

•	We expect capital expenditures for the business to be approximately $2.5 million.

As discussed above, our expectations are subject to substantial uncertainty and our results are subject to macro economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 1 of Part I of this Report and the risks and other factors set forth in Item 1A “Risk Factors”.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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

The following table sets forth the breakdown of revenue for 2012 and 2011 and the resulting percent change (revenue in $000s):

	2012	2011	% Change
Revenues
Service	$88,173	$75,535	17%
Product	14,710	13,465	9%
Insurance	7,120	4,321	65%
PC Postage Revenue	110,003	93,321	18%
PhotoStamps Revenue	5,651	8,258	(32%)
Other	7	6	9%
Total revenues	115,661	101,585	14%

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

PhotoStamps revenue decreased 32% to $5.7 million in 2012 from $8.3 million in 2011.  The decrease is primarily attributable to: (1) we continued to reduce our PhotoStamps sales and marketing spending in 2012 compared with 2011 to maintain or improve profitability in that business and (2) during the second quarter of 2011, we first applied breakage accounting to our PhotoStamps boxes sold through retail channels which resulted in an incremental $2.2 million of PhotoStamps revenue in 2011 which did not repeat in 2012.  Please see Note 2 “Summary of Significant Accounting Policies—PhotoStamps Retail Boxes” in our Notes to Consolidated Financial Statements for further discussion. PhotoStamps sheets shipped decreased 5% to 319,000 in 2012 from 335,000 in 2011 primarily as a result of the reduced marketing spending.  Average revenue per PhotoStamps sheet shipped decreased 3% to $17.71 in 2012 from $18.21 in 2011 as a result of an increase in high volume business orders which are typically sold at discounted price compared to consumer website orders.

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

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated (in $000s except percentage):

	2012	2011
Cost of Revenues
Service	$15,720	$14,720
Product	5,435	4,910
Insurance	2,334	1,506
PhotoStamps	4,267	5,076
Total cost of revenues	$27,756	$26,212
Cost as percentage of associated revenue
Service	18%	19%
Product	37%	36%
Insurance	33%	35%
PhotoStamps	76%	61%
Total cost as a percentage of total revenues	24%	26%

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

Operating Expenses

The following table is our operating expense and operating expense as a percentage of total revenue for the periods indicated (in $000s except percentage):

	2012	2011
Operating Expenses:
Sales and marketing	$38,755	$34,569
Research and development	10,243	9,395
General and administrative	14,750	14,181
Total operating expenses	$63,748	$58,145
Operating expenses as a percentage of total revenue:
Sales and marketing	34%	34%
Research and development	9%	9%
General and administrative	13%	14%
Total operating expenses	55%	57%

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

Liquidity and Capital Resources

As of December 31, 2013 and 2012, we had $87 million and $47 million in cash, short-term and long-term investments, respectively.  We invest available funds in short-term and long-term money market funds, commercial paper, asset-backed securities, corporate notes and bonds and municipal securities and do not engage in hedging or speculative activities.

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

Net cash provided by operating activities was approximately $36 million and $27 million in 2013 and 2012, respectively. The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and net income and the resulting changes in our operating assets and liabilities.

Net cash used in investing activities was approximately $9 million and $28 million in 2013 and 2012, respectively.  The decrease in net cash used in investing activities was primarily due to the purchase and renovation of our new corporate headquarters in 2012, which we did not incur in 2013.

Net cash provided by financing activities was approximately $10 million in 2013.  Net cash used in financing activities was approximately $24 million in 2012. The decrease in net cash used in financing activities is primarily due to the decrease of stock purchased through our stock repurchase program, partially offset by proceeds from employee stock options exercises.

As of December 31, 2013, we do not have any significant contractual obligations or commercial commitments.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Section 382 Update

We currently have federal and state NOL carry-forwards of approximately $200 million and $95 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period.  We estimate that as of December 31, 2013 we were at approximately a 19% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of February 28, 2014, we had 16,246,601 shares outstanding, and therefore ownership of approximately 812,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Critical Accounting Policies and Judgments

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

Service revenue is primarily derived from subscription, transaction and other fees that are recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including PhotoStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue, are estimated using historical experience. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers typically pay face value for postage purchased for use through our PC Postage software, and the funds are transferred directly from the customers to the United States Postal Service (“USPS”). We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2013 and 2012.

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

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. We continue to recognize retail box breakage revenue from PhotoStamps retail boxes using the redemption recognition method.   During 2013 and 2012 PhotoStamps retail box breakage revenue was approximately $115,000 and $260,000, respectively.

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

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. We account for our promotional expense in accordance with Accounting Standard Codification (“ASC”) 605-50-25, “Recognition – Vendor’s Accounting for Consideration Given to a Customer”, by recognizing a liability for promotional expense based on estimated amounts that will be claimed by customers unless the liability for promotional expense cannot be reasonable and reliably estimated.  This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data.  We periodically review our historical redemption rates and adjust, if necessary, our estimated redemption rates for future periods. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer’s lifetime.

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

Based on our evaluation of these factors, we reduced our valuation allowances in 2013 and 2012. The portion credited to the income statement was approximately $9.7 million and $14.4 million, respectively. As of December 31, 2013, our recorded net deferred tax asset represents approximately three years of forecasted taxable income as we currently do not believe forecasted taxable income projections beyond three years can be supported at a more likely than not level. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that additional deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 315 days at December 31, 2013. Our cash equivalents and investments approximated $87 million and had a weighted average interest rate of 0.4%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2013, which is included herein.

Changes in internal controls

During the quarter ended December 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and Subsidiary

We have audited Stamps.com Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Stamps.com Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stamps.com Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Stamps.com Inc. and Subsidiary and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 17, 2014

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference herein to our proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference herein to our proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 14.	PRINCIPALACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference herein to our proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

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

3.            Exhibits.  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.(11)

3.2	Bylaws of the Company.(3)

3.3	Resolution Amending Bylaws of Stamps.com Inc. (13)

4.1	Specimen common stock certificate.(4)

10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)

10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)

10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2) +++

10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7) +++

10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6) +++

10.6	Form of Indemnification Agreement between the Company and its directors and officers.(1) +++

10.7+	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (8)

10.8++	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc. (9)

Exhibit Number	Description

10.9	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5) +++

10.10	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5) +++

10.11	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++

10.12	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5) +++

10.13	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5) +++

10.14	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++

10.15	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5) +++

10.16	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5) +++

10.17	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5) +++

10.18	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5) +++

10.19	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5) +++

10.20	Stock Purchase Agreement (12) +++

10.21	2010 Equity Incentive Plan.(13) +++

10.22	Form of Stock Option Agreement.(14) +++

10.23	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)

10.24	Agreement of Purchase And Sale and Joint Escrow Instructions.(16)

14	Code of Ethics.(10)

21	List of Subsidiaries: PhotoStamps Inc., a California corporation

23.1	Consent of Ernst & Young LLP.(17)

24.1	Power of Attorney by G. Bradford Jones.(17)

24.2	Power of Attorney by Mohan Ananda.(17)

24.3	Power of Attorney by Lloyd I. Miller.(17)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(17)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(17)

Exhibit Number	Description

32.1	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17) (furnished, not filed)

32.2	Certification of Chief Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17) (furnished, not filed)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).

(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).

(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 7, 1999 (File No. 333-77025).

(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).

(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003 (File No. 000-26427).

(9)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004 (File No. 000-26427).

(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 (File No. 000-26427).

(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-26427).

(12)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 (File No. 000-26427).

(13)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2010 (File No. 000-26427).

(14)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 2010 (File No. 333-168360).

(15)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010 (File No. 000-26427).

(16)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (File No. 000-26427).

(17)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

+	Confidential treatment requested and received as to certain portions.

++	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

+++  Denotes management contract or compensatory plan, contract or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stamps.com Inc. and Subsidiary at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stamps.com Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 17, 2014

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$66,674	$29,576
Short-term investments	6,524	6,323
Accounts receivable, net	17,504	14,432
Other current assets	6,541	5,602
Total current assets	97,243	55,933

Property and equipment, net	29,763	28,631
Intangible assets, net	1,047	1,262
Long-term investments	14,012	10,720
Deferred income taxes	40,262	30,549
Other assets	4,791	3,757
Total assets	$187,118	$130,852

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,928	$16,366
Deferred revenue	1,425	1,532
Total current liabilities	15,353	17,898

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2013 and 2012
Issued shares: 28,518 in 2013 and 27,472 in 2012
Outstanding shares: 16,187 in 2013 and 15,319 in 2012	51	50
Additional paid-in capital	668,724	649,694
Treasury stock, at cost, 12,331 shares in 2013 and 12,153 shares in 2012	(159,522)	(155,260)
Accumulated deficit	(337,628)	(381,781)
Accumulated other comprehensive income	140	251
Total stockholders’ equity	171,765	112,954
Total liabilities and stockholders’ equity	$187,118	$130,852

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Service	$99,013	$88,173	$75,535
Product	16,580	14,710	13,465
Insurance	7,515	7,120	4,321
PhotoStamps	4,710	5,651	8,258
Other	1	7	6
Total revenues	127,819	115,661	101,585
Cost of revenues:
Service	15,422	15,720	14,720
Product	5,694	5,435	4,910
Insurance	2,685	2,334	1,506
PhotoStamps	3,699	4,267	5,076
Total cost of revenues	27,500	27,756	26,212
Gross profit	100,319	87,905	75,373
Operating expenses:
Sales and marketing	39,449	38,755	34,569
Research and development	10,958	10,243	9,395
General and administrative	15,794	14,750	14,181
Total operating expenses	66,201	63,748	58,145
Income from operations	34,118	24,157	17,228
Interest income and other income, net	480	541	562
Income before taxes	34,598	24,698	17,790
Benefit for income taxes	(9,555)	(13,859)	(8,475)
Net income	$44,153	$38,557	$26,265
Net income per share:
Basic	$2.81	$2.40	$1.78
Diluted	$2.71	$2.30	$1.73
Weighted average shares outstanding:
Basic	15,691	16,079	14,767
Diluted	16,298	16,793	15,168

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$44,153	$38,557	$26,265
Other comprehensive income:
Unrealized loss on investments	(111)	(34)	(138)
Comprehensive income	$44,042	$38,523	$26,127

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2010	14,490	$47	$608,522	$(118,151)	$(446,603)	$423	$44,238
Net income	—	—	—	—	26,265	—	26,265
Unrealized loss on investments	—	—	—	—	—	(138)	(138)
Stock-based compensation expense	—	—	3,419	—	—	—	3,419
Exercise of stock options	2,043	2	25,036	—	—	—	25,038
Shares issued under the ESPP	56	—	506	—	—	—	506
Stock repurchase	(426)	—	—	(5,321)	—	—	(5,321)
Balance at December 31, 2011	16,163	$49	$637,483	$(123,472)	$(420,338)	$285	$94,007
Net income	—	—	—	—	38,557	—	38,557
Unrealized loss on investments	—	—	—	—	—	(34)	(34)
Stock-based compensation expense	—	—	3,991	—	—	—	3,991
Exercise of stock options	560	1	7,305	—	—	—	7,306
Shares issued under the ESPP	56	—	915	—	—	—	915
Stock repurchase	(1,460)	—	—	(31,788)	—	—	(31,788)
Balance at December 31, 2012	15,319	$50	$649,694	$(155,260)	$(381,781)	$251	$112,954
Net income	—	—	—	—	44,153	—	44,153
Unrealized loss on investments	—	—	—	—	—	(111)	(111)
Stock-based compensation expense	—	—	4,492	—	—	—	4,492
Exercise of stock options	991	1	13,424	—	—	—	13,425
Shares issued under the ESPP	56	—	1,114	—	—	—	1,114
Stock repurchase	(179)	—	—	(4,262)	—	—	(4,262)
Balance at December 31, 2013	16,187	$51	$668,724	$(159,522)	$(337,628)	$140	$171,765

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$44,153	$38,557	$26,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,538	1,649	885
Stock-based compensation expense	4,492	3,991	3,419
Deferred income taxes	(9,713)	(14,424)	(8,475)
Changes in operating assets and liabilities:
Accounts receivable	(3,072)	(3,966)	(5,598)
Other current assets	(834)	110	(1,461)
Other assets	(1,034)	(209)	(517)
Deferred revenue	(107)	(366)	(2,295)
Accounts payable and accrued expenses	(667)	1,948	3,064
Net cash provided by operating activities	35,756	27,290	15,287
Investing activities:
Sale of short-term investments	6,159	1,621	10,831
Purchase of short-term investments	(6,454)	(6,473)	(8)
Sale of long-term investments	6,949	8,254	3,473
Purchase of long-term investments	(10,258)	(5,703)	(1,982)
Release (purchase) of restricted cash	—	500	(500)
Acquisition of property, equipment and intangibles	(5,282)	(26,481)	(1,308)
Net cash (used in) provided by investing activities	(8,886)	(28,282)	10,506
Financing activities:
Proceeds from exercise of stock options	13,425	7,306	25,038
Issuance of common stock under ESPP	1,114	915	506
Repurchase of common stock	(4,311)	(31,740)	(5,321)
Net cash provided by (used in) financing activities	10,228	(23,519)	20,223
Net increase (decrease) in cash and cash equivalents	37,098	(24,511)	46,016
Cash and cash equivalents at beginning of period	29,576	54,087	8,071
Cash and cash equivalents at end of period	$66,674	$29,576	$54,087

Supplemental cash flow information:
Income taxes paid during the period	$362	$221	$124
Capital expenditure accrued but not paid at period end	$572	$2,294	—
Treasury stock accrued but not paid at period end	—	$49	—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Description of Business

Stamps.com Inc. and Subsidiary (“the Company” or “we”) are the leading provider of Internet-based postage solutions.  Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (the “USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others. Customers using our service receive discounted postage rates compared to USPS retail rates on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers.   We were the first ever USPS-licensed vendor to offer PC Postage® in a software-only business model in 1999.

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

Contingencies and Litigation

We are subject to various routine litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when received. We record liabilities for claims against us when the loss is probable and estimable. Amounts recorded are based on reviews by outside counsel, in-house counsel and management. Actual results could differ from estimates.

Cash Equivalents and Investments

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Our cash equivalents and investments consisted of money market funds, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2013 and 2012. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are included as a separate component of stockholders' equity.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable

Our accounts receivable relate to PC Postage services, PhotoStamps sales, branded insurance provided to customers prior to billing and other receivables. Accounts receivable are recorded at the invoiced amount, net of allowances for uncollectible accounts of approximately $283,000 and $239,000 as of December 31, 2013 and 2012, respectively, and were $17.5 million and $14.4 million as of December 31, 2013 and 2012, respectively.

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

During 2013, 2012 and 2011, we did not recognize revenue from any one customer that represented 10% or more of revenues.

We do not have any customers representing 10% or more of total accounts receivable as of December 31, 2013 and 2012, respectively.  We have accounts receivable from one partner that represented approximately 55% and 40% of the total accounts receivable balance as of December 31, 2013 and 2012, respectively.

Inventories

Inventories consist of finished products sold through our supplies store and are accounted for using the lower of cost (first-in, first-out method) or market. Inventories reported as a component of other current assets in 2013 and 2012 were $3.2 million and $3.4 million, respectively.

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

Amortization is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from approximately 5 to 17 years. During 2013, 2012 and 2011, amortization expense, including the amortization of trademarks, patents and lease-in-place intangible asset, was approximately $215,000, $269,000 and $47,000, respectively.

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

Intangible assets are tested for impairment using a two-step process.  The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value.  If the fair value exceeds the carrying value, no further work is required, and no impairment loss would be recognized.  If the fair value is less than the carrying value, the second step is performed. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.  Based on the annual evaluations performed by us, there was no impairment of intangible assets during the years ended December 31, 2013, 2012 or 2011.

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

Service revenue is primarily derived from subscription, transaction and other fees that are recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including PhotoStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue, are estimated using historical experience. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers typically pay face value for postage purchased for use through our PC Postage software, and the funds are transferred directly from the customers to the United States Postal Service (“USPS”). We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2013 and 2012.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Beginning in the second quarter of 2011, we began recognizing breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  During the second quarter of 2011, we recognized $2.2 million, which was $0.15 on a per share basis using fully diluted shares as of June 30, 2011 (revenue divided by fully diluted shares outstanding, exclusive of any current or prior period costs related to the retail programs), of retail box breakage revenue, of which $2.1 million related to a cumulative catch-up for previously sold and unredeemed PhotoStamps retail boxes originally recorded as deferred revenue. The retail box breakage revenue recognized was recorded in PhotoStamps revenue. We continue to recognize retail box breakage revenue from PhotoStamps retail boxes using the redemption recognition method.  During 2013, 2012 and 2011 PhotoStamps retail box breakage revenue was approximately $115,000, $260,000 and $2.3 million, respectively.

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

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. We account for our promotional expense in accordance with Accounting Standard Codification (“ASC”) 605-50-25, “Recognition – Vendor’s Accounting for Consideration Given to a Customer”, by recognizing a liability for promotional expense based on estimated amounts that will be claimed by customers unless the liability for promotional expense cannot be reasonable and reliably estimated.  This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. We periodically review our historical redemption rates and adjust, if necessary, our estimated redemption rates for future periods. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer’s lifetime. During 2013, 2012 and 2011 promotional expense was $2.4 million, $3.5 million and $3.6, respectively.

Research and Development Costs

Research and development expense principally consist of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Advertising Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used.  For the years ended December 31, 2013, 2012 and 2011, advertising and tradeshow costs were $10.3 million, $8.7 million and $7.0 million, respectively.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net income	$44,153	$38,557	$26,265

Basic - weighted average common shares	15,691	16,079	14,767
Dilutive effect of common stock equivalents	607	714	401
Diluted - weighted average common shares	16,298	16,793	15,168

Net income per share:
Basic	$2.81	$2.40	$1.78
Diluted	$2.71	$2.30	$1.73

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year ended December 31,
	2013	2012	2011
Anti-dilutive stock option shares	65	119	1,023

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2013	2012	2011
Stock-based compensation expense relating to:
Employee and director stock options	$3,751	$3,438	$3,112
Employee stock purchases	741	553	307
Total stock-based compensation expense	$4,492	$3,991	$3,419

Stock-based compensation expense relating to:
Cost of revenues	$406	$325	$278
Sales and marketing	864	873	764
Research and development	990	893	750
General and administrative	2,232	1,900	1,627
Total stock-based compensation expense	$4,492	$3,991	$3,419

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2013	2012	2011
Expected dividend yield	—	—	—
Risk-free interest rate	0.53%	0.37%	1.39%
Expected volatility	48%	50%	48%
Expected life (in years)	3.6	3.7	4.4
Expected forfeiture rate	7%	7%	9%

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

At December 31, 2013, we had approximately $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans, which is expected to be recognized over a weighted-average period of approximately 2 years.

Treasury Stock

During 2013, 2012 and 2011, we repurchased approximately 179,000 shares for $4.3 million, 1.5 million shares for $31.8 million and 426,000 shares for $5.3 million, respectively.

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.            Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, other intellectual property and lease-in-place intangible assets with a gross carrying value of $9.4 million as of December 31, 2013 and 2012, and accumulated amortization of $8.3 million and $8.1 million as of December 30, 2013 and 2012, respectively. During 2012, we completed our purchase of our new corporate headquarters for an aggregate purchase price of $13.4 million.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets and is being amortized over the remaining actual lease terms, which are as long as 5.5 years.  The expected useful lives of our amortizable intangible assets range from approximately 5 to 17 years. As of December 31, 2013, the remaining weighted average amortization period for our amortizable intangible assets is approximately 4.2 years. During 2013, we assessed whether events or changes in circumstances occurred that could potentially indicate that the carrying amount of our intangible assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2013 and determined that the fair value of our intangible assets was in excess of their carrying value as of December 31, 2013.  Aggregate amortization expense on patents, trademarks and lease-in-place intangible asset was approximately $215,000, $269,000 and $47,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Our average expected yearly amortization expense for the next five years is approximately $107,000.

4.            Cash, Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2013 and 2012. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method. There was no material realized gain or loss with respect to our investments during 2013, 2012 and 2011.  Unrealized gains and losses are included as a separate component of stockholders' equity. We do not intend to sell investments with an amortized cost basis exceeding fair value, and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have seven securities with a total fair value of $2.9 million that have unrealized losses of approximately $10,000 as of December 31, 2013.

On at least a quarterly basis, we evaluate our available for sale securities and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during 2013, 2012 and 2011 after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuers
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our cash, cash equivalents, and investments as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$46,792	—	—	$46,792
Money market	19,882	—	—	19,882
Cash and cash equivalents	66,674	—	—	66,674
Short-term investments:
Corporate bonds and asset backed securities	6,479	45	—	6,524
Short-term investments	6,479	45	—	6,524
Long-term investments:
Corporate bonds and asset backed securities	13,917	106	(11)	14,012
Long-term investments	13,917	106	(11)	14,012
Cash and cash equivalents and investments	$87,070	151	(11)	$87,210

	December 31, 2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,043	—	—	$7,043
Money market	22,533	—	—	22,533
Cash and cash equivalents	29,576	—	—	29,576
Short-term investments:
Corporate notes and bonds	5,248	66	—	5,314
U.S. government and agency securities	1,005	4	—	1,009
Short-term investments	6,253	70	—	6,323
Long-term investments:
Corporate bonds and asset backed securities	10,539	190	(9)	10,720
Long-term investments	10,539	190	(9)	10,720
Cash and equivalents and investments	$46,368	260	(9)	$46,619

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,479	$6,524
Due after one year through five years	13,917	14,012
Due after five years through ten years	—	—
Total	$20,396	$20,536

5.	Fair Value Measurements

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

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$66,674	$66,674	$—	$—
Available-for-sale debt securities	20,536	—	20,536	—
Total	$87,210	$66,674	$20,536	$—

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$29,576	$29,576	$—	$—
Available-for-sale debt securities	17,043	—	17,043	—
Total	$46,619	$29,576	$17,043	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

There were no non-financial assets or liabilities that were required to be measured at fair value as of December 31, 2013 and 2012.

6.            Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2013 and 2012 (in thousands):

	2013	2012

Payroll and related accrual	$4,575	$3,783
Cost of sale, inventory and materials accrual	2,035	2,366
Construction and related fixed asset accrual	401	2,216
Professional fees accrual	688	690
Sales and marketing related accrual	2,457	2,832
Operating expenses related accrual	1,975	1,651
Other accruals	1,797	2,828
Accounts payable and accrued expenses	$13,928	$16,366

7.            Allowance for Doubtful Accounts

As of December 31, 2013 and 2012, our allowance for doubtful accounts totaled approximately $283,000 and $239,000, respectively. Increases in our allowance for doubtful accounts totaled approximately $44,000 and $122,000 for 2013 and 2012, respectively. There were no material write-offs against the allowance for doubtful accounts during 2013 or 2012.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.            Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2013	2012
Land	$7,156	$7,156
Building	4,886	4,886
Building improvements	13,483	13,569
Furniture and equipment	987	1,362
Computers and software	12,228	8,311
	38,740	35,284
Less accumulated depreciation and amortization	(8,977)	(6,653)
Property and equipment, net	$29,763	$28,631

During 2013, 2012 and 2011, depreciation expense was approximately $2.4 million, $1.4 million and $838,000, respectively.

9.            Income Taxes

During 2013, our net income tax benefit consisted of federal and state alternative minimum taxes and a reduction of a portion of our valuation allowance on our deferred tax asset (as described below). Our effective income tax rate differs from the statutory income tax rate primarily as a result of the reduction of a portion of our valuation allowance. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.

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

During the fourth quarter of 2013, we re-evaluated positive and negative evidence relating to our gross deferred tax assets and valuation allowance noting that there was no discrete event.  During the fourth quarter of 2012, we updated our three year forecast of projected taxable income. Based on the updated forecast, we recorded another release of a portion of our valuation allowance in the fourth quarter of 2013 totaling approximately $9.7 million.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2013, we recorded approximately $40 million of net deferred tax assets, and we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

In making these determinations, we considered the available positive and negative evidence, including our recent earnings trend, expected future taxable income and the federal and state effective tax rates related to the future taxable income.  As of December 31, 2013, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

In September 2008, the State of California passed legislation temporarily suspending the use of NOLs to offset current state income tax expense for the tax years 2008 and 2009. In October 2010, the State of California passed legislation extending this suspension for tax years 2010 and 2011. During 2011 we were in a taxable loss position for tax reporting purposes. We recorded a current tax provision for corporate alternative minimum federal taxes and state taxes of approximately $158,000, $565,000 and $0 during the years ended December 31, 2013, 2012 and 2011, respectively. Total tax benefit recorded was approximately $9.6 million, $13.9 million and $8.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Under the guidance related to uncertain tax positions, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of liability or benefit to recognize in the financial statements.

In accordance with the guidance we have evaluated our research and development tax credits for uncertain tax positions. As of December 31, 2013 we have research and development tax credits totaling $5.8 million for Federal and California purposes.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2010	$(1,733)
Reduction for tax positions of prior years	71
Addition for tax position of the current year	(83)
Settlement	—
Balance at December 31, 2011	$(1,745)
Reductionfor tax positions of prior years	—
Addition for tax position of the current year	(160)
Settlement	—
Balance at December 31, 2012	$(1,905)
Reductions for tax positions of prior years	—
Additions for tax position of the current year	(409)
Settlement	—
Balance at December 31, 2013	$(2,314)

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, we have not recorded any interest and penalty expense.

We remain subject to examination by the relevant tax authorities.  These include the 2010 through 2012 tax years for federal purposes and the 2009 through 2012 tax years for California purposes.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our effective tax rate differs from the statutory federal income tax rate primarily as a result of the establishment of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2013 and 2012 are presented below (in thousands):

	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforward	$57,277	$63,830
Tax credits	7,555	5,467
Depreciation	(775)	(139)
Amortization	322	494
Accruals	3,157	2,214
Total deferred tax assets	67,536	71,866
Valuation allowance	(27,274)	(41,317)
Net deferred tax assets	$40,262	$30,549

We have NOL carryforwards of approximately $200 million and $95 million for federal and state income tax purposes, respectively, at December 31, 2013 which can be carried forward to offset future taxable income. We have available tax credit carryforwards of approximately $4.0 million and $3.5 million for federal and state income tax purposes, respectively at December 31, 2013, which can be carried forward to offset future taxable liabilities. Our federal NOLs will begin to expire in 2020, and our state NOLs have begun to expire. The federal tax credits begin to expire in 2018. Under California law, California tax credits do not have an expiration date.

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2013, deferred tax assets do not include approximately $18.2 million of these tax effected excess tax benefits from employee stock option exercises that are a component of our NOL carryforwards. Accordingly, additional paid-in capital will increase up to an additional $18.2 million if and when such excess tax benefits are realized.

The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions that may limit the NOL carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of ownership that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2013 we were at approximately 19% level compared with the 50% level that would trigger impairment of our NOLs.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax expense (benefit) consists of (in thousands):

	2013	2012	2011
Current:
Federal	$226	$411	$—
State	(68)	154	—
	158	565	—

Deferred:
Federal	(7,842)	(15,958)	(7,245)
State	(1,871)	1,534	(1,230)
	(9,713)	(14,424)	(8,475)
Benefit for income taxes	$(9,555)	$(13,859)	$(8,475)

Differences between the benefit for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2013	2012	2011
Income tax at statutory federal rate	$11,764	$8,823	$6,057
State income taxes, net of federal benefit	652	1,516	1,044
Effect of permanent differences	199	12	12
Change in valuation allowance - discrete release	(9,713)	(14,424)	(8,475)
Other changes in valuation allowance, net	(10,364)	(13,431)	(7,225)
Change in state rate	(789)	4,186	—
Other	(1,304)	(541)	112
	$(9,555)	$(13,859)	$(8,475)

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

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Options Outstanding	Weighted Average
	Number of Options	Exercise Price
Balance at December 31, 2010	2,778	$12.58
Granted	1,718	13.20
Forfeited	(136)	12.01
Exercised	(2,043)	12.25
Balance at December 31, 2011	2,317	$13.36
Granted	192	25.50
Forfeited	(88)	21.44
Exercised	(560)	13.04
Balance at December 31, 2012	1,861	$14.33
Granted	164	34.29
Forfeited	(38)	21.57
Exercised	(991)	13.55
Balance at December 31, 2013	996	$18.12

The weighted-average fair value of stock grants for 2013, 2012 and 2011 using the Black-Scholes valuation method are as follows:

	2013	2012	2011
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$5.10	$5.04	$5.05
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$5.10	$5.04	$5.05

Weighted average exercise prices for stock options exercised in 2013 are as follows:

2013
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$13.56
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	13.40
Total weighted-average exercise price	$13.55

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2013 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.00 - $9.99	40	6.5	$6.61	28	$9.15
$10.00 - $19.99	649	6.3	12.76	408	12.81
$20.00 - $29.99	191	8.1	25.12	55	24.23
$30.00 - $39.99	48	8.6	36.21	20	35.79
$40.00 - $49.99	68	9.7	43.55	1	44.03
$0.00 - $49.99	996	7.0	$18.12	512	$14.75

The following table summarizes stock option activity for 2013:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,861	$14.33
Granted	164	34.29
Exercised	(991)	13.55
Forfeited or expired	(38)	21.57
Balance at December 31, 2012	996	$18.12	7.0	$23,991
Exercisable at December 31, 2012	512	$14.75	5.8	$13,991

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $42.10 at December 31, 2013, the last trading day of 2013, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during 2013, 2012 and 2011 was $13.48, $9.41 and $5.05, respectively. The weighted average grant date fair value of options vested during 2013, 2012 and 2011 was $5.47, $5.03 and $4.78, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was approximately $24.0 million, $8.4 million and $25.1 million, respectively.

STAMPS.COM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the status of our non-vested stock options as of December 31, 2013:

	Non-vested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	996	$5.67
Granted	164	13.48
Vested	(641)	8.26
Forfeited / Cancelled	(35)	5.47
Non-vested at December 31, 2013	484	$8.48

As of December 31, 2013, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2 years.

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

In July 2009, our Board of Directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. As of December 31, 2013 and 2012, we had approximately 1.7 million shares available for issuance under our ESPP. Total shares of common stock issued pursuant to the ESPP during 2013, 2012 and 2011 were approximately 56,000 each year.

Savings Plan

During 1999, we implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute any percentage of their pretax salary, but not more than statutory dollar limits. We match 50% of the first 4% a participant contributes. We expensed approximately $326,000, $303,000 and $276,000 in 2013, 2012 and 2011, respectively, related to this plan.

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

13.         Quarterly Information (Unaudited)

	Quarter Ended
	March		June	September	December
	(in thousands except per share data)
Fiscal Year 2013:
Revenues	$32,101		$32,109	$31,245	$32,364
Gross profit	24,449		25,021	24,661	26,188
Income from operations	7,815		8,545	8,761	8,997
Net income	7,906		8,613	8,763	18,871	(1)
Net income per share:
Basic	$0.52		$0.56	$0.55	$1.17
Diluted	$0.49		$0.53	$0.53	$1.13
Weighted average shares outstanding:
Basic	15,328		15,486	15,816	16,124
Diluted	16,000		16,163	16,389	16,640

Fiscal Year 2012:
Revenues	$28,293		$28,227	$29,071	$30,070
Gross profit	21,030		21,589	22,578	22,708
Income from operations	4,421		5,824	7,085	6,827
Net income	16,360	(2)	5,923	6,977	9,297	(2)
Net income per share:
Basic	$1.01		$0.36	$0.43	$0.60
Diluted	$0.95		$0.34	$0.42	$0.58
Weighted average shares outstanding:
Basic	16,250		16,468	16,103	15,502
Diluted	17,173		17,196	16,675	16,129

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.

(1) During the fourth quarter of 2013 we released a portion of our valuation allowance totaling approximately $9.7 million. (See Income Taxes- Notes to Consolidated Financial Statements).

(2) During the first quarter of 2012 we released a portion of our valuation allowance totaling approximately $11.9 million. During the fourth quarter of 2012 we released another portion of our valuation allowance totaling approximately $2.5 million (See Income Taxes- Notes to Consolidated Financial Statements).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 17th day of March 2014.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE
Kenneth McBride
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH MCBRIDE	Chairman and Chief Executive Officer	March 17, 2014
Kenneth McBride	(Principal Executive Officer)

/s/ KYLE HUEBNER	Co-President and Chief Financial Officer	March 17, 2014
Kyle Huebner	(Principal Financial and Accounting Officer)

*	Director	March 17, 2014
Mohan P. Ananda

*	Director	March 17, 2014
G. Bradford Jones

*	Director	March 17, 2014
Lloyd I. Miller

*By Kenneth McBride as Attorney-in-fact.