Form 10-Q
period 2014-03-31
STAMPS.COM INC
filed 2014-05-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 30, 2014, there were approximately 16,181,969 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$83,248	$66,674
Short-term investments	7,074	6,524
Accounts receivable, net	11,000	17,504
Other current assets	6,169	6,541
Total current assets	107,491	97,243
Property and equipment, net	29,916	29,763
Intangible assets, net	998	1,047
Long-term investments	15,474	14,012
Deferred income taxes.	40,262	40,262
Other assets	5,038	4,791
Total assets	$199,179	$187,118

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,486	$13,928
Deferred revenue	1,360	1,425
Total current liabilities	17,846	15,353
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2014 and 2013 Issued shares: 28,580 in 2014 and 28,518 in 2013 Outstanding shares: 16,249 in 2014 and 16,187 in 2013	51	51
Additional paid-in capital	670,967	668,724
Treasury stock, at cost, 12,331 shares in 2014 and 12,331 in 2013	(159,522)	(159,522)
Accumulated deficit	(330,294)	(337,628)
Accumulated other comprehensive income	131	140
Total stockholders’ equity	181,333	171,765
Total liabilities and stockholders’ equity	$199,179	$187,118

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Service	$25,643	$24,848
Product	4,613	4,476
Insurance	1,993	1,746
PhotoStamps	1,049	1,030
Other	-	1
Total revenues	33,298	32,101
Cost of revenues:
Service	4,369	4,555
Product	1,542	1,625
Insurance	688	641
PhotoStamps	846	831
Total cost of revenues	7,445	7,652
Gross profit	25,853	24,449
Operating expenses:
Sales and marketing	11,370	10,383
Research and development	2,916	2,625
General and administrative	4,197	3,626
Total operating expenses	18,483	16,634
Income from operations	7,370	7,815

Interest and other income, net	136	154
Income before income taxes	7,506	7,969
Income tax expense	172	63
Net income	$7,334	$7,906
Net income per share
Basic	$0.45	$0.52
Diluted	$0.44	$0.49
Weighted average shares outstanding
Basic	16,222	15,328
Diluted	16,664	16,000

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$7,334	$7,906
Other comprehensive income:
Unrealized loss on investment	(9)	(39)
Comprehensive income	$7,325	$7,867

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$7,334	$7,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	804	557
Stock-based compensation expense	1,016	1,142
Changes in operating assets and liabilities:
Accounts receivable	6,504	3,804
Other current assets	32	(501)
Other assets	(247)	(252)
Deferred revenue	(65)	(11)
Accounts payable and accrued expenses	3,096	205
Net cash provided by operating activities	18,474	12,850
Investing activities:
Sale of short-term investments	768	634
Purchase of short-term investments	(1,340)	(793)
Sale of long-term investments	1,419	856
Purchase of long-term investments	(2,868)	(34)
Purchase of property and equipment	(1,106)	(1,514)
Net cash used in investing activities	(3,127)	(851)
Financing activities:
Proceeds from exercise of stock options	571	552
Issuance of common stock under ESPP	656	517
Repurchase of common stock	—	(1,797)
Net cash provided by (used in) financing activities	1,227	(728)
Net increase in cash and cash equivalents	16,574	11,271
Cash and cash equivalents at beginning of period	66,674	29,576
Cash and cash equivalents at end of period	$83,248	$40,847

Supplemental Information:
Capital expenditures accrued but not paid at period end	$34	$668

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC.  AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATETMENTS
(UNAUDITED)

1.            Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 17, 2014.

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2014, our results of operations for the three months ended March 31, 2014 and our cash flows for the three months ended March 31, 2014.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

STAMPS.COM INC.  AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATETMENTS
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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three months ended March 31, 2014 and 2013.

STAMPS.COM INC.  AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATETMENTS
(UNAUDITED)

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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. PhotoStamps retail box breakage revenue during the first quarter of 2014 and 2013 was not significant to our consolidated financial statements.

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

STAMPS.COM INC.  AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATETMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income	$7,334	$7,906

Basic - weighted average common shares	16,222	15,328
Diluted effect of common stock equivalents	442	672
Diluted - weighted average common shares	16,664	16,000

Earnings per share:
Basic	$0.45	$0.52
Diluted	$0.44	$0.49

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Anti-dilutive stock option shares	109	157

4.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense relating to:
Employee and director stock options	$900	$843
Employee stock purchases	116	299
Total stock-based compensation expense	$1,016	$1,142

Stock-based compensation expense relating to:
Cost of revenues	$101	$108
Sales and marketing	193	238
Research and development	236	288
General and administrative	486	508
Total stock-based compensation expense	$1,016	$1,142

STAMPS.COM INC.  AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATETMENTS
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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Expected dividend yield	—	—
Risk-free interest rate	0.7%	0.4%
Expected volatility	49.7%	46.4%
Expected life (in years)	3.6	3.7
Expected forfeiture rate	6.0%	6.0%

5.	Intangible Assets

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, other intellectual property and lease-in-place intangible assets with a gross carrying value of $9.4 million as of March 31, 2014 and December 31, 2013, respectively, and accumulated amortization of $8.4 million and $8.3 million as of March 31, 2014 and December 31, 2013, respectively.

6.	Income Taxes

During the first quarter of 2014, our income tax expense consisted of federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.  In making these determinations, we considered the available positive and negative evidence, including our recent earnings trend, expected future taxable income and the federal and state effective tax rates related to future taxable income. We recorded income tax expense for corporate alternative minimum U.S. federal and state taxes of approximately $172,000 and $63,000 during the first quarter of 2014 and 2013, respectively.

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

STAMPS.COM INC.  AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATETMENTS
(UNAUDITED)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$83,248	$83,248	$—	$—
Available-for-sale debt securities	22,548	—	22,548	—
Total	$105,796	$83,248	$22,548	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$66,674	$66,674	$—	$—
Available-for-sale debt securities	20,536	—	20,536	—
Total	$87,210	$66,674	$20,536	$—

STAMPS.COM INC.  AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATETMENTS
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

There were no non-financial assets or liabilities that were required to be measured at fair value as of March 31, 2014.

8.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at March 31, 2014 and December 31, 2013. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the first quarter of 2014. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 6 securities with a total fair value of $2.7 million that have unrealized losses of approximately $4,000 as of March 31, 2014.

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three months ended March 31, 2014, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC.  AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATETMENTS
(UNAUDITED)

The following table summarizes our cash, cash equivalents, restricted cash and investments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$65,155	—	—	$65,155
Money market	18,093	—	—	18,093
Cash and cash equivalents	83,248	—	—	83,248
Short-term investments:
Corporate notes and bonds	7,050	24	—	7,074
Short-term investments	7,050	24	—	7,074
Long-term investments:
Corporate bonds and asset backed securities	13,868	111	(5)	13,974
U.S. government and agency securities	1,499	1	—	1,500
Long-term investments	15,367	112	(5)	15,474
Cash, cash equivalents and investments	$105,665	136	(5)	$105,796

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$46,792	—	—	$46,792
Money market	19,882	—	—	19,882
Cash and cash equivalents	66,674	—	—	66,674
Short-term investments:
Corporate bonds and asset backed securities	6,479	45	—	6,524
Short-term investments	6,479	45	—	6,524
Long-term investments:
Corporate bonds and asset backed securities	13,917	106	(11)	14,012
Long-term investments	13,917	106	(11)	14,012
Cash, cash equivalents and investments	$87,070	151	(11)	$87,210

STAMPS.COM INC.  AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATETMENTS
(UNAUDITED)

The following table summarizes contractual maturities of our marketable fixed-income securities as of March 31, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$7,050	$7,074
Due after one year through five years	15,354	15,461
Due after five years through ten years	13	13
Total	$22,417	$22,548

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Please refer to the risk factors under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2013 as well as those described elsewhere in our public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Results of Operations

Total revenue in the first quarter of 2014 was $33.3 million, an increase of 4% from $32.1 million in the first quarter of 2013.  PC Postage revenue, which includes service revenue, product revenue and insurance revenue, in the first quarter of 2014 was $32.2 million, an increase of 4% from $31.1 million in the first quarter of 2013. PhotoStamps revenue was approximately $1.0 million in the first quarter of 2014 and 2013, respectively.

The following table sets forth the breakdown of revenue for the first quarters of 2014 and 2013 and the resulting percentage change (revenue in thousands):
	Three months ended March 31,
	2014	2013	% Change
Service revenue	$25,643	$24,848	3%
Product revenue	4,613	4,476	3%
Insurance revenue	1,993	1,746	14%
PC postage revenue	$32,249	$31,070	4%

PhotoStamps revenue	$1,049	$1,030	2%
Other revenue	-	1	(83%)
Total revenue	$33,298	$32,101	4%

Core PC Postage revenue in the first quarter of 2014 was $31.7 million, an increase of 5% from $30.3 million in the first quarter of 2013. Non-Core PC Postage revenue in the first quarter of 2014 was $573,000, a decrease of 27% from the $783,000 in the first quarter of 2013.

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

The following table sets forth the breakdown of PC Postage revenue, which includes Core PC Postage revenue and Non-Core PC Postage revenue and the resulting percent change for the periods indicated (revenue in $000s):
	Three months ended March 31,
	2014	2013	% Change
Core PC Postage Revenue	$31,676	$30,287	5%
Non-Core PC Postage Revenue	573	783	(27%)
PC postage revenue	$32,249	$31,070	4%

The increase in Core PC Postage revenue was driven by an increase in paid customers partially offset by a decrease in average revenue paid per customer. Paid customers in the first quarter of 2014 were approximately 492,000, an increase of 6% from 465,000 for the first quarter of 2013. The average monthly revenue per paid customer in the first quarter of 2014 was $21.45, a decrease of 1% compared from $21.71 in the first quarter of 2013. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The following table sets forth the growth in paid customers and average quarterly revenue per paid customer for our Core PC Postage business:
	Three months ended March 31,
	2014	2013	% Change
Paid customers for the quarter (000s)	492	465	6%
Average quarterly revenue per paid customer	$64.35	$65.14	(1%)
Core PC postage revenue (000s)	$31,676	$30,287	5%

For our Core PC Postage Business, our average quarterly and monthly Core PC Postage revenue per paid customer in the first quarter of 2014 was $64.35 and $21.45 respectively, which decreased by 1% compared to $65.14 and $21.71, respectively in the first quarter of 2013.

Revenue by Product

The following table shows our revenue and revenue as a percentage of total revenue for the periods indicated:
	Three Months Ended March 31,
	2014	2013
Total Revenues
Service	$25,643	$24,848
Product	4,613	4,476
Insurance	1,993	1,746
PhotoStamps	1,049	1,030
Other	-	1
Total revenues	$33,298	$32,101
Revenue as a percentage of total revenues
Service	77%	77%
Product	14%	14%
Insurance	6%	5%
PhotoStamps	3%	3%
Other	0%	0%
Total revenues	100%	100%

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

Service revenue increased 3% to $25.6 million in the first quarter of 2014 from $24.8 million in the first quarter of 2013. The 3% increase in service revenue consisted of a 4% increase in service revenue from our Core PC Postage business while the service revenue from our Non-Core PC Postage business decreased 27%. The 4% increase in our Core PC Postage service revenue consisted of a 6% increase in paid customers and a 2% decrease in average service revenue per customer.

Product revenue increased 3% to $4.6 million in the first quarter of 2014 from $4.5 million in the first quarter of 2013. The increase was primarily attributable to the following: (1) growth in our paid customer base; (2) the postal rate increase in January 2014, which generated incremental label sales for the period of time around the rate increase, (3) marketing our Supplies Store to our existing customer base; and (4) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service during the first quarter of 2014 was $392 million, a 4% increase from the $378 million printed during the first quarter of 2013.

Insurance revenue increased 14% to $2.0 million in the first quarter of 2014 from $1.7 million in the first quarter of 2013.  This increase was primarily attributable to the expansion of our existing package insurance offering to cover packages being shipped to international destinations and increased insurance purchases by high volume shippers; partially offset by a reduction in insurance purchases by other customers.

We continued to reduce our PhotoStamps sales and marketing spending in the first quarter of 2014 compared with the first quarter of 2013, and plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business.  As a result of this decision, PhotoStamps revenue from orders placed through our website declined in the first quarter of 2014.  This decline was offset by growth in high volume business PhotoStamps orders.  As a result, PhotoStamps revenue increased by 2% to $1.0 million in the first quarter of 2014 compared to first quarter of 2013.  Total PhotoStamps sheets shipped during the first quarter of 2014 was approximately 60,000, a 4% increase compared to 58,000 in the first quarter of 2013. Average revenue per sheet shipped in the first quarter of 2014 was $17.52 compared to $17.91 in the first quarter of 2013.

Other revenue consists of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $0 and $1,000 in the first quarter of 2014 and 2013, respectively.  Commission revenue from the advertising or sale of products by third party vendors is currently not material to our consolidated financial statements.

Cost of Revenues

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Cost of Revenues
Service	$4,369	$4,555
Product	1,542	1,625
Insurance	688	641
PhotoStamps	846	831
Total cost of revenues	$7,445	$7,652
Cost as percentage of associated revenues
Service cost	17%	18%
Product cost	33%	36%
Insurance cost	35%	37%
PhotoStamps cost	81%	81%
Total cost as a percentage of total revenues	22%	24%

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

Cost of service revenue decreased 4% to $4.4 million in the first quarter of 2014 from $4.6 million in the first quarter of 2013. The decrease is primarily attributable to lower promotional expense as a result of a decrease in our coupon redemption rate, partially offset by higher system operating costs, credit card processing fees and customer service costs reflecting the growth in our business and our associated investments to support that growth. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense decreased 21% to $892,000 in the first quarter of 2014 from $1.1 million in the first quarter of 2013.

Cost of product revenue decreased 5% to $1.5 million in the first quarter of 2014 from $1.6 million in the first quarter of 2013. Cost of product revenue as a percentage of product revenue decreased from 36% in the first quarter of 2013 to 33% in the first quarter of 2014. The decrease in both cost of product revenue and cost of product revenue as a percentage of product revenue is primarily attributable to lower fulfillment costs.

Cost of insurance revenue increased 7% to $688,000 in the first quarter of 2014 from $641,000 in the first quarter of 2013. The increase is primarily attributable to increased insurance revenue. Cost of insurance revenue as a percentage of insurance revenue decreased from 37% in the first quarter of 2013 to 35% in the first quarter of 2014.

Cost of PhotoStamps revenue increased 2% to $846,000 in the first quarter of 2014 from $831,000 in the first quarter of 2013, which is consistent with the increase in PhotoStamps revenue.

Operating Expenses

The following table is our operating expense and operating expense as a percentage of total revenue for the periods indicated:
	Three Months Ended March 31,
	2014	2013
Operating expenses:
Sales and marketing	$11,370	$10,383
Research and development	2,916	2,625
General and administrative	4,197	3,626
Total operating expenses	$18,483	$16,634
Operating expenses as a percent of total revenue:
Sales and marketing	34%	32%
Research and development	9%	8%
General and administrative	13%	11%
Total operating expenses	56%	52%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 10% to $11.4 million in the first quarter of 2014 from $10.4 million in the first quarter of 2014.  This increase is primarily due to increased marketing expenditures to acquire customers in our core PC Postage business while spending in our Non-Core PC Postage and PhotoStamps business both decreased compared to the first quarter of 2013. Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 11% to $2.9 million in the first quarter of 2014 from $2.6 million in the first quarter of 2013.  The increase is primarily due to higher headcount related expenses to support our expanded product offering and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 16% to $4.2 million in the first quarter of 2014 from $3.6 million in the first quarter of 2013. The increase is primarily due to higher headcount related expenses and infrastructure investments to support the growth in the business we have experienced.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net decreased 12% to approximately $136,000 in the first quarter of 2014 from approximately $154,000 in the first quarter of 2013.  The decrease in interest and other income, net is primarily due to lower interest rates earned on our short-term and long-term investments.

Provision for Income Taxes

Income tax expense was $172,000 and $63,000 in the first quarter of 2014 and 2013, respectively. The increase is primarily due to higher taxable income as a result of the changes in our permanent and temporary differences.  Our effective income tax rate in the first quarter of 2014 and 2013 differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes. We continued to evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with Accounting Standards Codification (“ASC”) 740 based on all available positive and negative evidence. As of March 31, 2014, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013 we had approximately $106 million and $87 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was $18.5 million and $12.9 million during the three months ended March 31, 2014 and 2013, respectively.  The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and changes in our operating assets and liabilities.

Net cash used in investing activities was $3.1 million and $851,000 during the three months ended March 31, 2014 and 2013, respectively. The increase in net cash used in investing activities was primarily due to the purchase of long-term investments.

Net cash provided by financing activities was $1.2 million during the three months ended March 31, 2014 and net cash used in financing activities was $728,000 during the three months ended March 31, 2013.  The increase in net cash provided by financing activities was primarily due to the decrease in the re-purchase of our common stock.  We did not re-purchase any of our common stock during the first quarter of 2014.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Updated Expectations for 2014

As of the date of the filing of this Quarterly Report, we expect the following trends for 2014:

•	We expect total revenue to be in a range of between $125 million to $140 million.

•	We expect growth in 2014 Core PC Postage revenue to be up 5% to 10% compared to 2013. Our ability to grow our Core PC Postage revenue is dependent on our ability to increase our small business customer acquisition spending on marketing programs resulting in the addition of new customers. To the extent we are not able to achieve our target increase in spending, as outlined below, this would negatively impact our 2014 Core PC Postage revenue growth expectations.

•	We expect Non-Core PC Postage revenue and PhotoStamps revenue will be down in 2014 compared to 2013 as we expect to continue to minimize investments in these areas of our business.

•	We are targeting small business customer acquisition spending on our Core PC Postage marketing channels to be up 5% - 15% in 2014 compared to 2013. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly.

•	Customer acquisition spending is expensed in the period incurred while the revenue and profits associated with the acquired customer is earned over the customer's lifetime. As a result, increased customer acquisition spending in future periods could result in a reduction in operating profit and cash flow compared to past periods.

•	We expect research and development expenses to be higher in 2014 as compared to 2013, primarily related to an expected increase in headcount costs to support the growth in our products and services.

•	We expect general and administrative expenses to be higher in 2014 as compared to 2013, primarily related to an expected increase in costs to build and support the infrastructure necessary to grow the business.

•	We expect capital expenditures for the business to be approximately $2.5 million.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $190 million and $90 million, respectively.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of March 31, 2014, we were at approximately a 19% level compared with the 50% level that would trigger impairment of our NOL asset.

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

 As of April 30, 2014, we had approximately 16,181,969 million shares outstanding, and therefore ownership of approximately 809,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 322 days at March 31, 2014. Our cash equivalents and investments approximated $106 million and had a weighted average interest rate of 0.4%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended March 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 2 – “Legal Proceedings” of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the first quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
January 1, 2014 – January 31, 2014	—	—	—	$29,650
February 1, 2014 – February 28, 2014	—	—	—	$29,650
March 1, 2014 – March 31, 2014	—	—	—	$29,650

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

STAMPS.COM INC.
(Registrant)

May 9, 2014	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

May 9, 2014	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer