Form 10-Q
period 2014-06-30
STAMPS.COM INC
filed 2014-08-11
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 15,875,163 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,812	$66,674
Short-term investments	6,128	6,524
Accounts receivable, net	9,191	17,504
Other current assets	6,490	6,541
Total current assets	55,621	97,243
Property and equipment, net	29,526	29,763
Goodwill	50,544	—
Intangible assets, net	16,043	1,047
Long-term investments	12,860	14,012
Deferred income taxes.	43,896	40,262
Other assets	7,119	4,791
Total assets	$215,609	$187,118

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,720	$13,928
Deferred revenue	1,565	1,425
Contingent consideration, current	5,610	—
Total current liabilities	23,895	15,353
Contingent consideration, long-term	10,632	—
Total liabilities	34,527	15,353

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2014 and 2013
Issued shares: 28,619 in 2014 and 28,518 in 2013
Outstanding shares: 15,853 in 2014 and 16,187 in 2013	51	51
Additional paid-in capital	672,444	668,724
Accumulated deficit	(319,120)	(337,628)
Treasury stock, at cost, 12,766 shares in 2014 and 12,331 in 2013	(172,410)	(159,522)
Accumulated other comprehensive income	117	140
Total stockholders’ equity	181,082	171,765
Total liabilities and stockholders’ equity Total liabilities and stockholders’ equity	$215,609	$187,118

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Service	$26,921	$24,888	$52,564	$49,736
Product	3,955	4,075	8,568	8,551
Insurance	2,047	1,917	4,040	3,663
PhotoStamps	1,359	1,229	2,408	2,259
Other	2	—	2	1
Total revenues	34,284	32,109	67,582	64,210
Cost of revenues:
Service	4,449	4,015	8,818	8,570
Product	1,292	1,382	2,834	3,007
Insurance	717	676	1,405	1,317
PhotoStamps	1,158	1,015	2,004	1,846
Total cost of revenues	7,616	7,088	15,061	14,740
Gross profit	26,668	25,021	52,521	49,470
Operating expenses:
Sales and marketing	10,663	9,792	22,033	20,175
Research and development	3,036	2,718	5,952	5,343
General and administrative	5,350	3,966	9,547	7,592
Total operating expenses	19,049	16,476	37,532	33,110
Income from operations	7,619	8,545	14,989	16,360

Interest and other income, net	89	95	225	249
Income before income taxes	7,708	8,640	15,214	16,609
Income tax expense (benefit)	(3,466)	27	(3,294)	90
Net income	$11,174	$8,613	$18,508	$16,519
Net income per share
Basic	$0.70	$0.56	$1.15	$1.07
Diluted	$0.68	$0.53	$1.12	$1.03
Weighted average shares outstanding
Basic	15,993	15,486	16,107	15,407
Diluted	16,378	16,163	16,521	16,082

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$11,174	$8,613	$18,508	$16,519
Other comprehensive income:
Unrealized loss on investments	(14)	(64)	(23)	(103)
Comprehensive income	$11,160	$8,549	$18,485	$16,416

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$18,508	$16,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,735	1,140
Stock-based compensation expense	1,942	2,223
Deferred income tax	(3,634)	—
Changes in operating assets and liabilities:
Accounts receivable	8,567	3,178
Other current assets	(250)	(1,138)
Other assets	(2,328)	(720)
Deferred revenue	(124)	(110)
Accounts payable and accrued expenses	2,513	(564)
Net cash provided by operating activities	26,929	20,528
Investing activities:
Sale of short-term investments	4,271	4,138
Purchase of short-term investments	(3,902)	(4,159)
Sale of long-term investments	4,024	4,429
Purchase of long-term investments	(2,868)	(34)
Acquisition of ShipStation (net of cash acquired)	(48,883)	—
Purchase of property and equipment	(1,323)	(3,011)
Net cash (used in) provided by investing activities	(48,681)	1,363

Financing activities:
Proceeds from exercise of stock options	1,122	5,677
Issuance of common stock under ESPP	656	517
Repurchase of common stock	(12,888)	(4,311)
Net cash (used in) provided by financing activities	(11,110)	1,883
Net (decrease) increase in cash and cash equivalents	(32,862)	23,774
Cash and cash equivalents at beginning of period	66,674	29,576
Cash and cash equivalents at end of period	$33,812	$53,350

Supplemental Information:
Capital expenditures accrued but not paid at period end	15	206

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2014, our results of operations for the three and six months ended June 30, 2014 and our cash flows for the six months ended June 30, 2014.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc., ShipStation and PhotoStamps Inc.  In June 2014, we completed our acquisition of ShipStation by purchasing 100% of the outstanding equity of Auctane LLC, the Texas limited liability company that operates ShipStation (“Auctane LLC”) in a cash and stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brand ShipStation and Auctane (see Note 2 – “Acquisition”).  Because 100% of the voting control of Auctane LLC is held by us, we have consolidated ShipStation, from the date we obtained control and PhotoStamps Inc. in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

The fair value of contingent consideration is determined using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework (see Note 2 - “Acquisition” for further description).

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  We are required to test goodwill for impairment annually and whenever events or circumstances indicate the fair value of a reporting unit may be below its carrying value.

Trademarks, Patents and Intangible Assets

Acquired trademarks, patents and other intangibles include both amortizable and non-amortizable assets and are included in intangible assets, net in the accompanying consolidated balance sheets. Intangible assets are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.  Amortization of amortizable intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from approximately 4 to 17 years.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

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

Customers pay face value for postage purchased for use through our mailing and shipping software, and the funds are transferred directly from the customers to the United States Postal Service (“USPS”). We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

STAMPS.COM INC AND SUBSIDIARY
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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three and six months ended June 30, 2014 and 2013.

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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. PhotoStamps retail box breakage revenue during the second quarter of 2014 and 2013 was not significant to our consolidated financial statements.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

2.	Acquisition

ShipStation Acquisition and Contingent Consideration

On June 10, 2014, we acquired 100% of the outstanding equity of Auctane LLC, which operates ShipStation, in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brand ShipStation and Auctane.  ShipStation is a leading web-based shipping software solution that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShipStation supports automatic order importing from over 40 shopping carts and marketplaces, including eBay, Amazon, Shopify, Bigcommerce, Volusion, Squarespace and others.  ShipStation offers multi-carrier shipping options, and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have accounted for the acquisition under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic No. 805 Business Combinations (ASC 805). The total purchase price for ShipStation was approximately $66.2 million and was comprised of the following (in thousands, except shares):

Fair Value
Cash Consideration	$50,000
Fair value of performance linked earn-out of up to768,900 shares of Stamps.com common stock (contingent consideration)	16,242
Total purchase price	$66,242

The performance linked earn-out payment of Stamps.com shares (or contingent consideration) to former equity members of Auctane LLC is based on the achievement of certain financial measures within a future time period.  There are two future periods in which the earn-out payment will be calculated.  The first earn-out period is based on the achievement of certain financial measures during the six months ended December 31, 2014.  The second earn-out period is based on the achievement of certain financial measure during the twelve months ended December 31, 2015.  The range of Stamps.com shares available for the performance linked earn-out for both periods is between 576,675 to 768,900 shares provided a minimum threshold for the financial measures is achieved.  The current portion of the contingent consideration represents the estimated fair value of the first earn-out.  The fair value of the contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.

Under the acquisition method of accounting under ASC 805, the total estimated purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the preliminary allocation of the purchase price. The preliminary allocation of purchase consideration is subject to change based on further review of the fair value of the assets acquired and liabilities assumed. The following table is the allocation of the purchase price (in thousands, except years):

	Fair Value	Fair Value	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents		$1,118
Trade accounts receivable		254
Other assets		39
Property and equipment		187
Goodwill		50,544
Identifiable intangible assets:
Trademark	$500
Developed technology	5,300
Non-compete agreement	400
Customer relationship	9,000
Total identifiable intangible assets		15,200	8
Accrued expenses and other liabilities		(836)
Deferred revenue		(264)
Total purchase price		$66,242

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and ShipStation.  We expect the entire amount of goodwill recorded in this acquisition will be deducted for tax purposes ratably over a 15 year period.  The identified intangible assets consist of trademarks, developed technology, non-compete agreements and customer relationships.  The estimated fair values of the trademark and developed technology were determined using the “Relief from Royalty” method.  The estimated fair value of the non-compete was determined using the “With and Without” method.  The estimated fair value of customer relationship was determined using the “Excess Earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Trademark, developed technology, non-compete and customer relationship will be amortized on a straight-line basis over their estimated useful lives.  We expect the amortization of acquired intangibles will be approximately $500,000 per quarter for the remaining estimated useful lives.

For the three and six months ended June 30, 2014, the Company incurred approximately $420,000 in acquisition and integration related corporate development expenses. These costs are included in general and administrative expense on the Company’s Consolidated Statement of Income. For the period from June 10, 2014 to June 30, 2014, the acquired ShipStation operations were not material to the Company’s consolidated financial results.

Pro-Forma Financial Information

The pro-forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro-forma financial information does not include any adjustments for operating efficiencies or cost savings.

The following table presents the pro-forma financial information (in thousands, except per share amounts) and assumes the acquisition of ShipStation occurred on January 1, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$35,999	$33,239	$71,251	$66,172
Income from operations	7,597	8,300	14,831	15,768
Net income	7,492	11,984	14,668	19,528
Basic earnings per share	$0.47	$0.77	$0.91	$1.27
Diluted earnings per share	$0.46	$0.74	$0.89	$1.21

3.	Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

4.	Net Income per Share

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$11,174	$8,613	$18,508	$16,519

Basic - weighted average common shares	15,993	15,486	16,107	15,407
Diluted effect of common stock equivalents	385	677	414	675
Diluted - weighted average common shares	16,378	16,163	16,521	16,082

Earnings per share:
Basic	$0.70	$0.56	$1.15	$1.07
Diluted	$0.68	$0.53	$1.12	$1.03

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive stock option shares	171	40	140	99

5.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense relating to:
Employee and director stock options	$926	$1,081	$1,826	$1,924
Employee stock purchases	—	—	116	299
Total stock-based compensation expense	$926	$1,081	$1,942	$2,223

Stock-based compensation expense relating to:
Cost of revenues	$83	$79	$185	$187
Sales and marketing	141	180	334	418
Research and development	164	171	400	459
General and administrative	538	651	1,023	1,159
Total stock-based compensation expense	$926	$1,081	$1,942	$2,223

STAMPS.COM INC AND SUBSIDIARY
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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.9%	0.4%	0.8%	0.4%
Expected volatility	50%	48%	50%	47%
Expected life (in years)	3.4	3.6	3.5	3.7
Expected forfeiture rate	6%	6%	6%	6%

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.

The following table summarizes goodwill acquired in a business combination as of June 30, 2014 (in thousands):

2014
Goodwill balance at December 31, 2013	$—
Acquisition (see Note 2 – “Acquisition”)	50,544
Goodwill balance at June 30, 2014	$50,544

Goodwill will be reviewed for impairment annually during the fourth quarter utilizing a qualitative assessment or a two-step process.  We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment.  If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary.  For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, lease-in-place intangible assets, developed technology, non-compete agreements and customer relationships.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our amortizable and non-amortizable intangible assets as of June 30, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets	$9,378	$8,426	$952
Intangible assets acquired in 2014 (see Note 2 – “Acquisition”)	15,200	109	15,091
Total Intangible assets at June 30, 2014	$24,578	$8,535	$16,043

As of June 30, 2014, the remaining weighted average amortization period for our amortizable intangible assets is approximately 7.4 years. Our estimated amortization expense for the next five years is as follows (in thousands):

Year Ending June 30,	Estimated Amortization Expense
2015	$2,177
2016	2,125
2017	2,108
2018	2,045
2019	1,835

7.	Income Taxes

During the second quarter of 2014, our current income tax expense consisted of federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes and the partial release of our valuation allowance. On June 10, 2014 we completed our acquisition of ShipStation (see Note 2 – “Acquisition”).  Based on this discrete event, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million during the second quarter of 2014.  We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.  In making these determinations, we considered the available positive and negative evidence, including our recent earnings trend, expected future taxable income and the federal and state effective tax rates related to future taxable income. We recorded corporate alternative minimum U.S. federal and state taxes of approximately $167,000 and $339,000 during the three and six months ended June 30, 2014, respectively. Total net tax benefit for the three and six months ended June 30, 2014 was $3.5 million and $3.3 million, respectively.  Total net income tax expense for corporate alternative minimum U.S. federal and state taxes was approximately $27,000 and $90,000 during the three and six months ended June 30, 2013, respectively.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$33,812	$33,812	$—	$—
Available-for-sale debt securities	18,988	—	18,988	—
Total	$52,800	$33,812	$18,988	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$66,674	$66,674	$—	$—
Available-for-sale debt securities	20,536	—	20,536	—
Total	$87,210	$66,674	$20,536	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

As of June 30, 2014 we have $16.2 million of contingent consideration relating to our acquisition of ShipStation (see Note 2 – “Acquisition”) that required to be measured at fair value.

The following table summarizes our contingent consideration measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration – current	$5,610	$—	$—	$5,610
Contingent consideration – long-term	10,632	—	—	10,632
Total	$16,242	$—	$—	$16,242

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, asset-backed securities, US government obligation, and public corporate debt securities at June 30, 2014 and December 31, 2013. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the three and six months ended June 30, 2014. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 6 securities with a total fair value of $2.9 million that have unrealized losses of approximately $3,200 as of June 30, 2014.

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and six months ended June 30, 2014, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following tables summarize our cash, cash equivalents and investments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$33,077	—	—	$33,077
Money market	735	—	—	735
Cash and cash equivalents	33,812	—	—	33,812
Short-term investments:
Corporate notes and bonds	6,110	18	—	6,128
Short-term investments	6,110	18	—	6,128
Long-term investments:
Corporate bonds and asset backed securities	11,263	100	(3)	11,360
U.S. government and agency securities	1,498	2	—	1,500
Long-term investments	12,761	102	(3)	12,860
Cash, cash equivalents and investments	$52,683	120	(3)	$52,800

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$46,792	—	—	$46,792
Money market	19,882	—	—	19,882
Cash and cash equivalents	66,674	—	—	66,674
Short-term investments:
Corporate notes and bonds	6,479	45	—	6,524
Short-term investments	6,479	45	—	6,524
Long-term investments:
Corporate bonds and asset backed securities	13,917	106	(11)	14,012
Long-term investments	13,917	106	(11)	14,012
Cash, cash equivalents and investments	$87,070	151	(11)	$87,210

The following table summarizes contractual maturities of our marketable fixed-income securities as of June 30, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,110	$6,128
Due after one year through five years	12,761	12,860
Due after five years through ten years	—	—
Total	$18,871	$18,988

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions.  Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others.  Customers using our service receive discounted postage rates compared to USPS retail on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers.  We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999.

Services and Products

Mailing and Shipping Business

Our mailing and shipping solutions enable our customers to buy and print USPS approved postage and services with just a personal computer (“PC”), printer and Internet connection, right from their home or office.

We offer the following mailing and shipping products and services to our customers under the Stamps.com brand:

•	Mailing and Shipping Services. After completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week, through our software or web interface. Typically, when a customer purchases postage for use through our service, the customer pays the face value of the postage, and the funds are transferred directly from the customer’s account to the USPS’s account. The customer then draws down their prepaid account balance as they print postage and repurchases postage as necessary. Customers typically pay a monthly subscription fee for access to our service.

Our USPS-approved mailing and shipping service enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our service currently supports a variety of USPS mail classes. Customers can also add to their mail pieces USPS Special Services such as USPS Tracking TM, Signature Confirmation TM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery. Our customers can print postage (1) on NetStamps® labels, which can be used just like regular stamps, (2) directly on envelopes, postcards or on other types of mail or labels, in a single step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

For added convenience, our mailing and shipping services incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States. Our mailing and shipping service is also integrated with common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. We also offer several different versions of NetStamps labels, such as Themed NetStamps labels and Photo NetStamps labels, which allow customers to add stock or custom designs to their postage label.

We offer multiple mailing and shipping service plans with different features and capabilities targeted to meet different customer needs. Our Pro Plan offers a basic set of Stamps.com mailing and shipping features with single-user capability. Our Premiere plan, typically targeted at larger small businesses, adds multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances as compared to our Pro Plan feature set. Our Professional Shipper plan is typically targeted at higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. We have launched shipping integrations with several of these e-commerce focused companies. Our Enterprise plan is typically targeted at organizations with multiple geographic locations and features enhanced reporting that allows a central location, such as a corporate headquarters greater visibility and control over postage expenditures across their network of locations.

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

•	Mailing and Shipping Integrations. As part of our mailing and shipping services, we offer back-end integration solutions where we provide the electronic postage for transactions to partners who manage the front-end process. Our software integrates directly into the most popular e-commerce platforms, allowing web store managers to completely automate their order fulfillment process by processing, managing, and shipping orders from virtually any e-commerce source through a single interface without manual data entry. Managers can retrieve order data and print complete shipping labels for all USPS mail classes, including First Class International®.

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

•	Mailing & Shipping Supplies Store. Our Mailing & Shipping Supplies Store (our “Supplies Store”) is available to our customers from within our mailing and shipping software and sells NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Store features a store catalog, messaging regarding our free or discounted shipping promotions, cross-selling product recommendations during the checkout process, product search capabilities, and same-day shipping of orders with expedited shipping options.

•	Branded Insurance. We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund.

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

When we refer to our mailing and shipping business, we are referring to our Mailing and Shipping Service and Integrations, Mailing & Shipping Supplies Store and Branded Insurance offering. We do not include our PhotoStamps business when we refer to our mailing and shipping business.

ShipStation Acquisition

On June 10, 2014, we acquired 100% of the outstanding equity of Auctane LLC, which operates ShipStation, in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brand ShipStation and Auctane.  ShipStation is a leading web-based shipping software solution that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShipStation supports automatic order importing from over 40 shopping carts and marketplaces, including eBay, Amazon, Shopify, Bigcommerce, Volusion, Squarespace and others.  ShipStation offers multi-carrier shipping options, and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.  The acquisition of ShipStation represents a significant strategic investment in our high volume and e-commerce shipping business.  Please see Note 2 – “Acquisition” for further description.

Results of Operations

Total revenue in the second quarter of 2014 was $34.3 million, an increase of 7% from $32.1 million in the second quarter of 2013.  Total revenue during the six months ended June 30, 2014 was $67.6 million, an increase of 5% from $64.2 million in the six months ended June 30, 2013.  Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $32.9 million in the second quarter of 2014, an increase of 7% from $30.9 million in the second quarter of 2013 and was $65.2 million in the six months ended June 30, 2014, an increase of 5% from $62.0 million in the six months ended June 30, 2013.  PhotoStamps revenue in the second quarter of 2014 was $1.4 million, an increase of 11% from $1.2 million in the second quarter of 2013 and was $2.4 million in the six months ended June 30, 2014, an increase of 7% from $2.3 million in the six months ended June 30, 2013.

The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2014 and 2013 and the resulting percentage change (revenue in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Service revenue	$26,921	$24,888	8%	$52,564	$49,736	6%
Product revenue	3,955	4,075	(3%)	8,568	8,551	0%
Insurance revenue	2,047	1,917	7%	4,040	3,663	10%
Mailing and shipping revenue	$32,923	$30,880	7%	$65,172	$61,950	5%

PhotoStamps revenue	$1,359	$1,229	11%	$2,408	$2,259	7%
Other revenue	2	—	—	2	1	73%
Total revenue	$34,284	$32,109	7%	$67,582	$64,210	5%

Core mailing and shipping revenue in the second quarter of 2014 was $32.4 million, an increase of 7% from $30.1 million in the second quarter of 2013. Core mailing and shipping revenue during the six months ended June 30, 2014 was $64.1 million, an increase of 6% from $60.4 million during the six months ended June 30, 2013.  Non-Core mailing and shipping revenue in the second quarter of 2014 was $544,000, a decrease of 26% from the $731,000 in the second quarter of 2013.  Total Non-Core mailing and shipping revenue during the six months ended June 30, 2014 was $1.1 million, a decrease of 26% from the $1.5 million in the second quarter of 2013.

When we refer to our "Core mailing and shipping business", we are referring to the portion of our mailing and shipping business targeting our small business, enterprise and high volume shipping customers, and “Core mailing and shipping revenue” is the revenue from our Core mailing and shipping business including ShipStation.  When we refer to our "Non-Core mailing and shipping business", we are referring to the portion of our mailing and shipping business that targets a more consumer oriented customer through the "enhanced promotion" marketing channel and “Non-Core mailing and shipping revenue” is the revenue from our Non-Core mailing and shipping business.  In the "enhanced promotion" channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service and we find that this channel attracts more consumer oriented customers.

The following table sets forth the breakdown of mailing and shipping revenue, which includes Core mailing and shipping revenue and Non-Core mailing and shipping revenue and the resulting percent change for the periods indicated (revenue in $000s):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Core mailing and shipping revenue	$32,379	$30,149	7%	$64,055	$60,436	6%
Non-Core mailing and shipping revenue	544	731	(26%)	1,117	1,514	(26%)
Mailing and shipping revenue	$32,923	$30,880	7%	$65,172	$61,950	5%

The increase in Core mailing and shipping revenue was driven by both an increase in average revenue per paid customer and an increase in paid customers. The average monthly revenue per paid customer in the second quarter of 2014 was $21.92, an increase of 2% compared to $21.51 in the second quarter of 2013.  Paid customers in the second quarter of 2014 were approximately 492,000, an increase of 5% compared to 467,000 in the second quarter of 2013. We define paid customers for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue from at least once during that quarter.

The following table sets forth the growth in paid customers and average quarterly revenue per paid customer for our Core mailing and shipping business:

	Three months ended June 30,
	2014	2013	% Change
Paid customers for the quarter (000s)	492	467	5%
Average quarterly revenue per paid customer	$65.76	$64.53	2%
Core mailing and shipping revenue (000s)	$32,379	$30,149	7%

The increase in paid customers is primarily driven by an increased number of new paid customers as a result of new customers generated by our increased spend in our Core mailing and shipping marketing channels while our lost customer churn rates were consistent with the prior year.

For our Core mailing and shipping business, our average quarterly and monthly Core mailing and shipping revenue per paid customer in the second quarter of 2014 was $65.76 and $21.92 respectively, which increased 2% compared with $64.53 and $21.51, respectively, in the second quarter of 2013.

Revenue by Product

The following table shows our revenue and revenue as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Revenues
Service	$26,921	$24,888	$52,564	$49,736
Product	3,955	4,075	8,568	8,551
Insurance	2,047	1,917	4,040	3,663
PhotoStamps	1,359	1,229	2,408	2,259
Other	2	—	2	1
Total revenues	$34,284	$32,109	$67,582	$64,210
Revenue as a percentage of total revenues
Service	78.5%	77.5%	77.8%	77.5%
Product	11.5%	12.7%	12.7%	13.3%
Insurance	6.0%	6.0%	6.0%	5.7%
PhotoStamps	4.0%	3.8%	3.5%	3.5%
Other	0%	0%	0%	0%
Total revenues	100%	100%	100%	100%

Our revenue is derived primarily from five sources: (1) service and transaction fees related to our mailing and shipping; (2) product revenue from the direct sale of consumables and supplies through our Supplies Store; (3) package insurance revenue from our branded insurance offering; (4) PhotoStamps revenue from the sale of PhotoStamps postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers. The above described revenue includes related revenue from ShipStation for the period from June 10, 2014 through quarter end.

Service revenue increased 8% to $26.9 million in the second quarter of 2014 from $24.9 million in the second quarter of 2013 and increased 6% to $52.6 million in the six months ended June 30, 2014 from $49.7 million in the six months ended June 30, 2013.  The 8% increase in service revenue during the second quarter of 2014 consisted of a 9% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 27%.  The 9% increase in our Core mailing and shipping service revenue consisted of a 5% increase in paid customers and a 4% increase in average service revenue per customer.  The 6% increase in service revenue during the six months ended June 30, 2014 consisted of a 7% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 27%.

Product revenue decreased 3% to $4.0 million in the second quarter of 2014 from $4.1 million in the second quarter of 2013 and remained unchanged at $8.6 million both in the six months ended June 30, 2014 and 2013. The decrease during the second quarter of 2014 was primarily attributable to the decrease in NetStamps label sales. In addition, postage printed growth was flat year over year, which typically helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service was $371 million and $372 million during the second quarter of 2014 and 2013, respectively.  Postage printed by customers was $762 million and $750 million during the six months ended June 30, 2014 and 2013, respectively, an increase of 2%.

Insurance revenue increased 7% to $2.0 million in the second quarter of 2014 from $1.9 million in the second quarter of 2013 and increased 10% to $4.0 million in the six months ended June 30, 2014 from $3.7 million in the six months ended June 30, 2013. This increase was primarily attributable to increased insurance purchases by high volume package shippers.

PhotoStamps revenue increased 11% to $1.4 million in the second quarter of 2014 from $1.2 million in the second quarter of 2013 and increased 7% to $2.4 million in the six months ended June 30, 2014 from $2.3 million in the six months ended June 30, 2013.  The increase was primary attributable to an increase in high volume business PhotoStamps orders; partially offset by a decrease in PhotoStamps revenue from orders placed through our website. The decrease in revenue from website orders is primarily attributable to a reduction in our PhotoStamps sales and marketing spending in the second quarter of 2014 compared with the second quarter of 2013, and we plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business. Total PhotoStamps sheets shipped was approximately 95,000 in the second quarter of 2014, a 32% increase compared to 72,000 in the second quarter of 2013 and was 155,000 in the six months ended June 30, 2014, an increase of 19% compared to 130,000 in the six months ended June 30, 2013.   Average revenue per sheet shipped decreased 16% in the second quarter of 2014 to $14.3 from $17.1 in the second quarter of 2013 and decreased 11% in the six months ended June 30, 2014 to $15.6 from $17.4 in the six months ended June 30, 2013. The increase in sheets shipped and decrease in average revenue per sheet shipped was primarily attributable to increased business orders which sell in larger volumes but typically have a lower price per sheet.

Other revenue consists of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $2,000 and $0 in the second quarter of 2014 and 2013, respectively and was approximately $2,000 in the six months ended June 30, 2014 and $1,000 in the six months ended June 30, 2013.  Commission revenue from the advertising or sale of products by third party vendors is currently not material to our consolidated financial statements.

Cost of Revenues

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of Revenues
Service	$4,449	$4,015	$8,818	$8,570
Product	1,292	1,382	2,834	3,007
Insurance	717	676	1,405	1,317
PhotoStamps	1,158	1,015	2,004	1,846
Total cost of revenues	$7,616	$7,088	$15,061	$14,740
Cost as percentage of associated revenues
Service	16.5%	16.1%	16.8%	17.2%
Product	32.7%	33.9%	33.1%	35.2%
Insurance	35.0%	35.3%	34.8%	36.0%
PhotoStamps	85.2%	82.6%	83.2%	81.7%
Total cost as a percentage of total revenues	22.2%	22.1%	22.3%	23.0%

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees and customer misprints that do not qualify for reimbursement from the USPS.  Cost of product revenue principally consists of the cost of products sold through our Mailing & Shipping Supplies Store and the related costs of shipping and handling.  The cost of insurance revenue principally consists of parcel insurance offering costs.  Cost of PhotoStamps revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs. The cost of service revenue described above includes ShipStation for the period from June 10, 2014 through quarter end.

Cost of service revenue increased 11% to $4.4 million in the second quarter of 2014 from $4.0 million in the second quarter of 2013 and increased 3% to $8.8 million in the six months ended June 30, 2014 from $8.6 million in the six months ended June 30, 2013. The increase, both during the second quarter of 2014 and six months ended June 30, 2014, is primarily attributable to higher customer service costs to support our growing customer base offset by a decrease in our promotional expense.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $732,000 in the second quarter of 2014, a decrease of 5% from $772,000 in the second quarter of 2013, and was approximately $1.6 million during the six months ended June 30, 2014, a decrease of 15% from $1.9 million during the six months ended June 30, 2013.  The decrease in our promotional expense both during the second quarter of 2014 and during the six months ended June 30, 2014 is primarily attributable to lower coupon redemption rates.

Cost of product revenue decreased 7% to $1.3 million in the second quarter of 2014 from $1.4 million in the second quarter of 2013 and decreased 6% to $2.8 million in the six months ended June 30, 2014 from $3.0 million in the six months ended June 30, 2013. The percentage decrease in the cost of product revenue was higher compared to the percentage decrease in product revenue both in the second quarter of 2014 and six months ended June 30, 2014 primarily due to lower fulfillment costs as a percentage of product revenue.

Cost of insurance revenue increased 6% to $717,000 in the second quarter of 2014 from $676,000 in the second quarter of 2013 and increased 7% to $1.4 million in the six months ended June 30, 2014 from $1.3 million in the six months ended June 30, 2013. The percentage increase in cost of insurance revenue was lower compared to the percentage increase in insurance revenue primarily due to the level and mix of discounted insurance rates for shippers.

Cost of PhotoStamps revenue increased 14% to $1.2 million in the second quarter of 2014 from $1.0 million in the second quarter of 2013 and increased 9% to $2.0 million in the six months ended June 30, 2014 from $1.8 million in the six months ended June 30, 2013. The percentage increase in cost of PhotoStamps revenue is higher compared to the percentage increase in PhotoStamps revenue primarily due to an increase in high volume business orders, which typically have lower gross margins.  Accordingly, cost of PhotoStamps revenue as a percentage of PhotoStamps revenue increased during both the second quarter and six months ended June 30, 2014 by approximately 2%, respectively.

Operating Expenses

The following table is our operating expense and operating expense as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Sales and marketing	$10,663	$9,792	$22,033	$20,175
Research and development	3,036	2,718	5,952	5,343
General and administrative	5,350	3,966	9,547	7,592
Total operating expenses	$19,049	$16,476	$37,532	$33,110
Operating expenses as a percent of total revenue:
Sales and marketing	31%	30%	33%	31%
Research and development	9%	9%	9%	8%
General and administrative	16%	12%	14%	12%
Total operating expenses	56%	51%	56%	51%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 9% to $10.7 million in the second quarter of 2014 from $9.8 million in the second quarter of 2013, and increased 9% to $22.0 million in the six months ended June 30, 2014 from $20.2 million in the six months ended June 30, 2013.  Sales and marketing spending in both the second quarter and six months ended June 30, 2014 in our Core mailing and shipping business increased as we continued to focus on customer acquisition while spending in our Non-Core mailing and shipping and PhotoStamps businesses both decreased compared to 2013.  Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 12% to $3.0 million in the second quarter of 2014 from $2.7 million in the second quarter of 2013, and increased 11% to $6.0 million in the six months ended June 30, 2014 from $5.3 million in the six months ended June 30, 2013.  The increase is primarily due to an increase in headcount-related expenses to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 35% to $5.4 million in the second quarter of 2014 from $4.0 million in the second quarter of 2013, and increased 26% to $9.5 million in the six months ended June 30, 2014 from $7.6 million in the six months ended June 30, 2013. The increase, both during the second quarter and six months ended June 30, 2014, is primarily attributable to an increase in headcount related expenses and infrastructure investments to support the growth in the business, increased corporate legal expenses not related to our acquisition and the inclusion of acquisition related corporate development expenses and the amortization of acquired intangibles in the second quarter of 2014 that we did not have in the second quarter of 2013.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California.  Interest and other income, net decreased 7% to approximately $89,000 in the second quarter of 2014 from approximately $95,000 in the second quarter of 2013, and decreased 10% to $225,000 in the six months ended June 30, 2014 from $249,000 in the six months ended June 30, 2013.  The decrease, both during the second quarter and six months ended June 30, 2014 is primarily due to lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments and lower cash and investment balances as a result of the ShipStation acquisition and share repurchases during the second quarter of 2014.

Provision for Income Taxes

In the second quarter of 2014, our net income tax benefit consisted of an income tax benefit resulting from a release of a portion of our valuation allowance offset by current income tax expense consisting of federal and state alternative minimum taxes.   On June 10, 2014 we completed our acquisition of ShipStation (see Note 2 – “Acquisition”).  Based on this discrete event, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million during the second quarter of 2014.  We recorded current income tax expense for alternative minimum federal and state taxes of $167,000 and $339,000 in the second quarter of 2014 and six months ended June 30, 2014, respectively.   Accordingly, our net income tax benefit in second quarter of 2014 was $3.5 million compared to alternative minimum income tax expense for federal and state of $27,000 in the second quarter of 2013.  Net income tax benefit in the six months ended June 30, 2014 was $3.3 million compared to alternative minimum income tax expense for federal and state of $90,000 in the six months ended June 30, 2013.

We continued to evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of June 30, 2014, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence, including our recent earning trend, expected future taxable income and the federal and state effective tax rates related to future taxable income.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, we had approximately $53 million and $87 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was $26.9 million and $20.5 million during the six months ended June 30, 2014 and 2013, respectively.  The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and changes in our operating assets and liabilities.

Net cash used in investing activities was $48.7 million during the six months ended June 30, 2014.  Net cash provided in investing activities was $1.4 million during the six months ended June 30, 2013. The increase in net cash used in investing activities was primarily due to the acquisition of ShipStation (see Note 2 – “Acquisition”).

Net cash used in financing activities was $11.1 million during the six months ended June 30, 2014 and net cash provided in financing activities was $1.9 million during the six months ended June 30, 2013. The increase in net cash used by financing activities is primarily due to the increase in our stock repurchase program.

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

Updated Expectations for 2014

As of the date of the filing of this Quarterly Report, we expect the following trends for 2014:

•	We expect total revenue to be in a range of between $130 million to $145 million.

•	We expect growth in 2014 Core mailing and shipping revenue to be up 5% to 15% compared to 2013. Our ability to grow our Core mailing and shipping revenue is dependent on our ability to increase our small business customer acquisition spending on marketing programs resulting in the addition of new customers. To the extent we are not able to achieve our target increase in spending, as outlined below, this would negatively impact our 2014 Core mailing and shipping revenue growth expectations.

•	We expect Non-core mailing and shipping revenue from the enhanced promotion channel to continue to be down in 2014 compared with 2013 consistent with the trend we saw in Q2 as we continue to minimize our investments in these areas.

•	We expect PhotoStamps revenue from website orders will be down in 2014 compared with 2013 as we continue to minimize our investments in this area; however we expect to continue to see quarterly fluctuations in total PhotoStamps revenue depending on the level of high volume business orders.

•	We are targeting small business customer acquisition spending on our Core mailing and shipping marketing channels to be up 5% - 15% in 2014 compared to 2013. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly.

•	Customer acquisition spending is expensed in the period incurred while the revenue and profits associated with the acquired customer is earned over the customer's lifetime. As a result, increased customer acquisition spending in future periods could result in a reduction in operating profit and cash flow compared to past periods.

•	We expect research and development expenses to be higher in 2014 as compared to 2013, primarily related to an expected increase in headcount costs to support the growth in our products and services.

•	We expect general and administrative expenses to be higher in 2014 as compared to 2013, primarily related to an expected increase in costs to build and support the infrastructure necessary to grow the business and as a result of our acquisition related expenses such as amortization of acquired intangibles.

•	We expect capital expenditures for the business to be approximately $2.5 million.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. Except as noted below, for more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Judgments” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

Business Combinations

We account for business combinations using the acquisition method of accounting. Under this method, assets and liabilities are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill.  Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill.  Any adjustments subsequent to the measurement period are recorded in income.  Results of operations of the acquired entity are included in our results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.  We expense all corporate development costs associated with business combinations.

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of June 30, 2014, we were at approximately a 14% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of July 31, 2014, we had approximately 15,875,163 million shares outstanding, and therefore ownership of approximately 793,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 551 days at June 30, 2014. Our cash equivalents and investments approximated $53 million and had a weighted average interest rate of 0.3%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended June 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 3 – “Legal Proceedings” of our Notes to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

Except as noted below, we are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

We may expand through acquisitions of, or investments in, other companies or technologies, which may result in additional dilution to our stockholders and consume resources that may be necessary to sustain our business.

As part of our business strategy to acquire complementary services, technologies or businesses we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business; and

•	incur debt that could have terms unfavorable to us or that we might be unable to repay.

Business acquisitions also involve the risk of unknown liabilities associated with the acquired business. In addition, we may not realize the anticipated benefits of any acquisition, including securing the services of key employees. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could seriously harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the second quarter of 2014, we repurchased 434,508 shares of our common stock as described in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
April 1, 2014 – April 30, 2014	70,187	$31.90	70,187	$27,410
May 1, 2014 – May 31, 2014	364,321	$29.19	364,321	$16,265
June 1, 2014 – June 30, 2014	—	—	—	$16,265

(1) On February 6, 2014, our Board of Directors amended the existing share repurchase program to extend the expiration date until April 30, 2015 authorizing the repurchase of up to 1.0 million shares of Stamps.com stock.

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

STAMPS.COM INC.
(Registrant)

August 11, 2014	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

August 11, 2014	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer