Form 10-Q
period 2014-09-30
STAMPS.COM INC
filed 2014-11-07
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of October 31, 2014, there were 15,910,545 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,659	$66,674
Short-term investments	4,038	6,524
Accounts receivable, net	10,545	17,504
Other current assets	6,234	6,541
Total current assets	48,476	97,243
Property and equipment, net	30,783	29,763
Goodwill	66,824	—
Intangible assets, net	20,325	1,047
Long-term investments	12,815	14,012
Deferred income taxes.	44,241	40,262
Other assets	6,948	4,791
Total assets	$230,412	$187,118

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,365	$13,928
Deferred revenue	1,886	1,425
Contingent consideration, current	5,962	—
Total current liabilities	27,213	15,353
Contingent consideration, long-term	11,140	—
Total liabilities	38,353	15,353

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2014 and 2013
Issued shares: 28,673 in 2014 and 28,518 in 2013
Outstanding shares: 15,907 in 2014 and 16,187 in 2013	51	51
Additional paid-in capital	673,986	668,724
Accumulated deficit	(309,648)	(337,628)
Treasury stock, at cost, 12,766 shares in 2014 and 12,331 in 2013	(172,410)	(159,522)
Accumulated other comprehensive income	80	140
Total stockholders’ equity	192,059	171,765
Total liabilities and stockholders’ equity	$230,412	$187,118

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Service	$30,057	$24,505	$82,621	$74,241
Product	3,875	3,885	12,443	12,436
Insurance	2,360	1,854	6,400	5,517
PhotoStamps	1,532	1,001	3,940	3,260
Other	10	—	12	1
Total revenues	37,834	31,245	105,416	95,455
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	5,123	3,833	13,941	12,403
Product	1,285	1,315	4,119	4,322
Insurance	843	659	2,248	1,976
PhotoStamps	1,293	777	3,297	2,623
Total cost of revenues	8,544	6,584	23,605	21,324
Gross profit	29,290	24,661	81,811	74,131
Operating expenses:
Sales and marketing	9,516	9,095	31,549	29,270
Research and development	3,407	2,844	9,359	8,187
General and administrative	6,191	3,961	15,738	11,553
Contingent consideration charges	860	—	860	—
Total operating expenses	19,974	15,900	57,506	49,010
Income from operations	9,316	8,761	24,305	25,121

Interest and other income, net	71	92	296	341
Income before income taxes	9,387	8,853	24,601	25,462
Income tax expense (benefit)	(85)	90	(3,379)	180
Net income	$9,472	$8,763	$27,980	$25,282
Net income per share
Basic	$0.60	$0.55	$1.75	$1.63
Diluted	$0.58	$0.53	$1.70	$1.56
Weighted average shares outstanding
Basic	15,881	15,816	16,031	15,545
Diluted	16,258	16,389	16,433	16,184

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$9,472	$8,763	$27,980	$25,282
Other comprehensive income:
Unrealized gain (loss) on investments	(37)	11	(60)	(92)
Comprehensive income	$9,435	$8,774	$27,920	$25,190

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$27,980	$25,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,193	1,822
Stock-based compensation expense	2,402	3,568
Deferred income tax	(3,979)	—
Contingent consideration	860	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	7,567	4,969
Other current assets	19	(435)
Other assets	(2,157)	(771)
Deferred revenue	(68)	(128)
Accounts payable and accrued expenses	3,831	(1,110)
Net cash provided by operating activities	39,648	33,197

Investing activities:
Sale of short-term investments	6,402	4,138
Purchase of short-term investments	(3,938)	(6,233)
Sale of long-term investments	4,027	6,538
Purchase of long-term investments	(2,868)	(5,852)
Acquisition of ShipStation (net of cash acquired)	(48,883)	—
Acquisition of ShipWorks (net of cash acquired)	(21,080)	—
Acquisition of property and equipment	(2,295)	(4,402)
Net cash used in investing activities	(68,635)	(5,811)

Financing activities:
Proceeds from exercise of stock options	1,622	11,418
Issuance of common stock under ESPP	1,238	1,114
Repurchase of common stock	(12,888)	(4,311)
Net cash provided by (used in) financing activities	(10,028)	8,221
Net increase (decrease) in cash and cash equivalents	(39,015)	35,607
Cash and cash equivalents at beginning of period	66,674	29,576
Cash and cash equivalents at end of period	$27,659	$65,183

Supplemental Information:
Capital expenditures accrued but not paid at period end	$40	$199

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC AND SUBSIDIARIES
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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2014 and December 31, 2013, our results of operations for the three and nine months ended September 30, 2014 and 2013, and our cash flows for the nine months ended September 30, 2014 and 2013.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc., Auctane LLC, Interapptive, Inc. and PhotoStamps Inc.  In June 2014, we completed our acquisition of 100% of the outstanding equity of Auctane LLC, the Texas limited liability company that operates ShipStation (“Auctane LLC” or “ShipStation”) in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brand ShipStation and Auctane.  In August 2014, we completed our acquisition of 100% of the outstanding equity of Interapptive, Inc., the Missouri corporation that operates ShipWorks (“Interapptive, Inc.” or “ShipWorks”) in a cash transaction.  ShipWorks, based in St Louis, Missouri, offers monthly subscription based e-commerce shipping software.  See Note 2 – “Acquisitions” for further discussion of our acquisitions.

Because 100% of the voting control of Auctane LLC and Interapptive, Inc. is held by us, we have consolidated ShipStation and ShipWorks from the date we obtained control in the accompanying consolidated financial statements. Similarly, due to our 100% control, PhotoStamps Inc. is also consolidated in the accompanying consolidated financial statements from the date of its inception. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Risk Management

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, the number of PhotoStamps retail boxes that will not be redeemed, deferred income taxes, the estimates and assumptions used to calculate the allocation of the purchase price related to our acquisitions, and estimates regarding the useful lives of our building, patents and other amortizable intangible assets.

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

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Certain contingent consideration may be payable by us in connection with our acquisition of ShipStation. The fair value of the contingent consideration is determined using a series of options that replicate the pay-off structure of the earn-out provision in the ShipStation transaction, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework (see Note 2 - “Acquisitions” for further description).

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

STAMPS.COM INC AND SUBSIDIARIES
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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three and nine months ended September 30, 2014 and 2013.

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance brokers. We recognize revenue on insurance purchases upon the ship date of the insured package.

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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. PhotoStamps retail box breakage revenue during the third quarter of 2014 and 2013 was not significant to our consolidated financial statements.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Acquisitions

ShipStation Acquisition and Contingent Consideration

On June 10, 2014, we acquired 100% of the outstanding equity of Auctane LLC, which operates ShipStation, in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brand ShipStation and Auctane.  ShipStation is a leading web-based shipping software solution that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShipStation supports automatic order importing from over 50 shopping carts and marketplaces, including eBay, Amazon, Shopify, Bigcommerce, Volusion, Squarespace and others.  ShipStation offers multi-carrier shipping options, and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.

We have accounted for the acquisition under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic No. 805 Business Combinations (“ASC 805”). The total purchase price for ShipStation was approximately $66.2 million and was comprised of the following (in thousands, except shares):

Fair Value
Cash Consideration	$50,000
Fair value of performance linked earn-out of up to 768,900 shares of Stamps.com common stock (contingent consideration)	16,242
Total purchase price	$66,242

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

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Under ASC 805, we are required to re-measure the fair value of the contingent consideration at each reporting period.  The fair value of the contingent consideration for the ShipStation acquisition was $17.1 million as of September 30, 2014, an increase of $860,000 compared to the $16.2 million as of June 30, 2014.  This increase in fair value resulted in our recording of a contingent consideration charge of $860,000 in operating expenses during the third quarter of 2014.

ShipWorks Acquisition

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive Inc, which operates ShipWorks, in a cash transaction.  ShipWorks, based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software that provides simple, powerful and easy to use solutions for online sellers. ShipWorks solutions integrate with over 50 popular online sales and marketplaces systems including eBay, PayPal, Amazon, Yahoo! and others.  ShipWorks offers multi-carrier shipping options and features including sending email notifications to buyers, updating online order status, generating reports and many more.

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have accounted for the acquisition under the acquisition method of accounting in accordance ASC 805. The total purchase price for ShipWorks was approximately $22.1 million and was comprised of the following (in thousands, except shares):

Fair Value
Cash consideration	$21,952
Deferred consideration	112
Total purchase price	$22,064

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

	Fair Value	Fair Value	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents		$54
Trade accounts receivable		353
Other assets		21
Property and equipment		1,091
Goodwill		16,280
Identifiable intangible assets:
Trademark	$200
Developed technology	1,700
Non-compete agreement	700
Customer relationship	2,300
Total identifiable intangible assets		4,900	6
Accrued expenses and other liabilities		(370)
Deferred revenue		(265)
Total purchase price		$22,064

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and ShipWorks.  We expect the entire amount of goodwill recorded in this acquisition will be deducted for tax purposes ratably over a 15 year period.  The identified intangible assets consist of trademarks, developed technology, non-compete agreements and customer relationships.  The estimated fair values of the trademark and developed technology were determined using the “relief from royalty” method.  The estimated fair value of the non-compete was determined using the “with and without” method.  The estimated fair value of customer relationship was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 11% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Trademark, developed technology, non-compete and customer relationship will be amortized on a straight-line basis over their estimated useful lives.  We expect the amortization of acquired intangibles will be approximately $200,000 per quarter for the remaining estimated useful lives.

For the period from August 29, 2014 to September 30, 2014, the acquired ShipWorks operations were not material to the Company’s consolidated financial results.

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three and nine months ended September 30, 2014, the Company incurred approximately $492,000 and $912,000, respectively in acquisition and integration related corporate development expenses. These costs are included in general and administrative expense on the Company’s Consolidated Statements of Income.

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

The following table presents the pro-forma financial information (in thousands, except per share amounts) and assumes the acquisition of ShipStation and ShipWorks occurred on January 1, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$38,653	$33,861	$112,604	$102,270
Income from operations	9,750	8,561	24,682	24,434
Net income	9,558	8,538	24,282	28,455
Basic earnings per share	$0.60	$0.54	$1.51	$1.83
Diluted earnings per share	$0.59	$0.52	$1.48	$1.76

3.	Legal Proceedings

On August 11, 2014, PSI Systems, Inc., D/B/A Endicia, filed suit against Auctane, LLC, D/B/A ShipStation (our wholly-owned subsidiary), in the United States District Court for the Western District of Texas, alleging, among other claims, that ShipStation breached its contract with Endicia by violating a customer non-solicit provision. Endicia seeks preliminary and permanent injunctive relief, unspecified damages, attorneys’ fees and court costs.

On August 14, 2014, Rapid Enterprises, LLC, D/B/A Express One, filed suit against ShipStation and some of its executives in the Third Judicial District Court for Salt Lake County, Utah, alleging, among other claims, that ShipStation breached its contract with Express One by violating an exclusivity provision. Express One seeks an injunction, damages, attorneys’ fees and court costs.

We are also subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$9,472	$8,763	$27,980	$25,282

Basic - weighted average common shares	15,881	15,816	16,031	15,545
Diluted effect of common stock equivalents	377	573	402	639
Diluted - weighted average common shares	16,258	16,389	16,433	16,184

Earnings per share:
Basic	$0.60	$0.55	$1.75	$1.63
Diluted	$0.58	$0.53	$1.70	$1.56

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive stock option shares	195	43	158	80

5.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense relating to:
Employee and director stock options	$357	$904	$2,183	$2,828
Employee stock purchases	103	441	219	740
Total stock-based compensation expense	$460	$1,345	$2,402	$3,568

Stock-based compensation expense relating to:
Cost of revenues	$75	$130	$260	$317
Sales and marketing	81	260	415	678
Research and development	157	353	557	812
General and administrative	147	602	1,170	1,761
Total stock-based compensation expense	$460	$1,345	$2,402	$3,568

STAMPS.COM INC AND SUBSIDIARIES
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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.0%	0.7%	0.9%	0.5%
Expected volatility	50%	49%	50%	48%
Expected life (in years)	3.4	3.5	3.5	3.6
Expected forfeiture rate	6%	7%	6%	6%

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.

The following table summarizes goodwill acquired in a business combination as of September 30, 2014 (in thousands):

2014
Goodwill balance at December 31, 2013	$—
Acquisitions (see Note 2 – “Acquisitions”)	66,824
Goodwill balance at September 30, 2014	$66,824

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

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our amortizable and non-amortizable intangible assets as of September 30, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets	$9,378	$8,470	$908
Intangible assets acquired in 2014 (see Note 2 – “Acquisitions”)	20,100	683	19,417
Total Intangible assets at September 30, 2014	$29,478	$9,153	$20,325

We recorded amortization of intangible assets totaling approximately $586,000 and $719,000 for the three and nine months ended September 30, 2014, respectively, and approximately $12,000 and $36,000 for the three and nine months ended September 30, 2013, respectively, which is included in general and administrative expense in our accompanying consolidated statements of income.

As of September 30, 2014, the remaining weighted average amortization period for our amortizable intangible assets is approximately 6.9 years. Our estimated amortization expense for the next five years is as follows (in thousands):

12-Month Period Ending September 30,	Estimated Amortization Expense
2015	$2,996
2016	2,954
2017	2,935
2018	2,805
2019	2,483

7.	Income Taxes

During the third quarter of 2014, our current income tax expense consisted of federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes and the partial release of our valuation allowance. On June 10, 2014 we completed our acquisition of ShipStation and on August 29, 2014 we completed our acquisition of ShipWorks (see Note 2 – “Acquisitions”).  Based on these discrete events, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarter of 2014, respectively.  We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  A valuation allowance is recorded against a portion of our gross deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.  In making these determinations, we considered the available positive and negative evidence, including our recent earnings trend, expected future taxable income and the federal and state effective tax rates related to future taxable income.

We recorded corporate alternative minimum U.S. federal and state taxes of approximately $260,000 and $599,000 during the three and nine months ended September 30, 2014, respectively.  The $345,000 and $3.6 million release of our valuation allowance during the same periods resulted in a total net tax benefit for the three and nine months ended September 30, 2014 of $85,000 and $3.4 million, respectively.  Total net income tax expense for corporate alternative minimum U.S. federal and state taxes was approximately $90,000 and $180,000 during the three and nine months ended September 30, 2013, respectively.

STAMPS.COM INC AND SUBSIDIARIES
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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$27,659	$27,659	$—	$—
Available-for-sale debt securities	16,853	—	16,853
Total	$44,512	$27,659	$16,853	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$66,674	66,674	$—	$—
Available-for-sale debt securities	20,536	—	20,536	—
Total	$87,210	$66,674	$20,536	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers.

As of September 30, 2014 we have $17.1 million of contingent consideration relating to our acquisition of ShipStation (see Note 2 – “Acquisitions”) that required to be measured at fair value.

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our contingent consideration measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration – current	$5,962	$—	$—	$5,962
Contingent consideration – long-term	11,140	—	—	11,140
Total	$17,102	$—	$—	$17,102

The following table represents a reconciliation of contingent consideration obligation measured on a recurring basis using significant unobservable inputs (level 3) as of September 30, 2014 (in thousands)

	June 30, 2014	Adjustment (1)	September 30, 2014
Acquisition related contingent consideration	16,242	860	17,102
Total	$16,242	$860	$17,102

(1)	This amount represents fair value adjustment during the three months ended September 30, 2014 to the acquisition related contingent consideration for ShipStation (see Note 2 – “Acquisitions”).

9.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, asset-backed securities, US government obligations, and public corporate debt securities at September 30, 2014 and December 31, 2013. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the three and nine months ended September 30, 2014. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 6 securities with a total fair value of $4.3 million that have unrealized losses of approximately $8,000 as of September 30, 2014.

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and nine months ended September 30, 2014, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash, cash equivalents and investments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$25,784	—	—	$25,784
Money market	1,875	—	—	1,875
Cash and cash equivalents	27,659	—	—	27,659
Short-term investments:
Corporate bonds and asset backed securities	4,014	25	(1)	4,038
Short-term investments	4,014	25	(1)	4,038
Long-term investments:
Corporate bonds and asset backed securities	11,260	61	(8)	11,313
U.S. government and agency securities	1,499	3	—	1,502
Long-term investments	12,759	64	(8)	12,815
Cash, cash equivalents and investments	$44,432	89	(9)	$44,512

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$46,792	—	—	$46,792
Money market	19,882	—	—	19,882
Cash and cash equivalents	66,674	—	—	66,674
Short-term investments:
Corporate notes and bonds	6,479	45	—	6,524
Short-term investments	6,479	45	—	6,524
Long-term investments:
Corporate bonds and asset backed securities	13,917	106	(11)	14,012
Long-term investments	13,917	106	(11)	14,012
Cash, cash equivalents and investments	$87,070	151	(11)	$87,210

The following table summarizes contractual maturities of our marketable fixed-income securities as of September 30, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$4,014	$4,038
Due after one year through five years	12,759	12,815
Due after five years through ten years	—	—
Total	$16,773	$16,853

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Stamps.com® is the leading provider of Internet-based mailing and shipping solutions.  Under the Stamps.com branded solutions, our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others.  Customers using our service receive discounted postage rates compared to USPS retail on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers.  We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999.  In addition, we now offer multi-carrier shipping solutions under the brand names ShipStation, Auctane and ShipWorks as a result of our recent acquisitions.

Services and Products

Mailing and Shipping Business

Our mailing and shipping solutions under the Stamps.com brand enable our customers to buy and print USPS approved postage and services with just a personal computer (“PC”), printer and Internet connection, right from their home or office.

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

ShipStation Acquisition

On June 10, 2014, we acquired 100% of the outstanding equity of Auctane LLC, which operates ShipStation, in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brand ShipStation and Auctane.  ShipStation is a leading web-based shipping software solution that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShipStation supports automatic order importing from over 50 shopping carts and marketplaces, including eBay, Amazon, Shopify, Bigcommerce, Volusion, Squarespace and others.  ShipStation offers multi-carrier shipping options, and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.  The acquisition of ShipStation represents a significant strategic investment in our high volume and e-commerce shipping business.  Please see Note 2 – “Acquisitions” for further description.

ShipWorks Acquisition

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive Inc, which operates ShipWorks, in a cash transaction.  ShipWorks based in St Louis, Missouri, offers monthly subscription based e-commerce shipping software that provides simple, powerful and easy to use solutions for online sellers. ShipWorks solutions integrate with over 50 popular online sales and marketplaces systems including eBay, PayPal, Amazon, Yahoo! and others.  ShipWorks offers multi-carrier shipping options and features including sending email notifications to buyers, updating online order status, generating reports and many more.

Results of Operations

Total revenue in the third quarter of 2014 was $37.8 million, an increase of 21% from $31.2 million in the third quarter of 2013.  Total revenue during the nine months ended September 30, 2014 was $105.4 million, an increase of 10% from $95.5 million in the nine months ended September 30, 2013.  Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $36.3 million in the third quarter of 2014, an increase of 20% from $30.2 million in the third quarter of 2013 and was $101.5 million in the nine months ended September 30, 2014, an increase of 10% from $92.2 million in the nine months ended September 30, 2013.  PhotoStamps revenue in the third quarter of 2014 was $1.5 million, an increase of 53% from $1.0 million in the third quarter of 2013 and was $3.9 million in the nine months ended September 30, 2014, an increase of 21% from $3.3 million in the nine months ended September 30, 2013.

The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2014 and 2013 and the resulting percentage change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Service revenue	$30,057	$24,505	23%	$82,621	$74,241	11%
Product revenue	3,875	3,885	—%	12,443	12,436	—%
Insurance revenue	2,360	1,854	27%	6,400	5,517	16%
Mailing and shipping revenue	36,292	30,244	20%	101,464	92,194	10%

PhotoStamps revenue	1,532	1,001	53%	3,940	3,260	21%
Other revenue	10	—	—%	12	1	1100%
Total revenue	$37,834	$31,245	21%	$105,416	$95,455	10%

Core mailing and shipping revenue in the third quarter of 2014 was $35.8 million, an increase of 21% from $29.5 million in the third quarter of 2013. Core mailing and shipping revenue during the nine months ended September 30, 2014 was $99.8 million, an increase of 11% from $90.0 million during the nine months ended September 30, 2013.  Non-Core mailing and shipping revenue in the third quarter of 2014 was $506,000, a decrease of 28% from the $698,000 in the third quarter of 2013.  Total Non-Core mailing and shipping revenue during the nine months ended September 30, 2014 was $1.6 million, a decrease of 27% from the $2.2 million in the third quarter of 2013.

When we refer to our "Core mailing and shipping business", we are referring to the portion of our mailing and shipping business targeting our small business, enterprise and e-commerce and high volume shipping customers.  When we refer to our “Core mailing and shipping revenue”, we are referring to the revenue earned from those Core mailing and shipping customers including ShipStation and ShipWorks.

When we refer to our "Non-Core mailing and shipping business", we are referring to the portion of our mailing and shipping business that targets more consumer oriented customers through our "enhanced promotion" marketing channel.  In the "enhanced promotion" channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service and we find that this channel attracts more consumer oriented customers. When we refer to our “Non-Core mailing and shipping revenue”, we are referring to the revenue earned from the consumer oriented customers in the “Non-Core mailing and shipping business."

The following table sets forth the breakdown of mailing and shipping revenue, which includes Core mailing and shipping revenue and Non-Core mailing and shipping revenue and the resulting percent change for the periods indicated (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Core mailing and shipping revenue	$35,786	$29,546	21%	$99,841	$89,982	11%
Non-Core mailing and shipping revenue	506	698	(28%)	1,623	2,212	(27%)
Mailing and shipping revenue	$36,292	$30,244	20%	$101,464	$92,194	10%

The increase in Core mailing and shipping revenue was driven by both an increase in average revenue per paid customer and an increase in paid customers. The average monthly revenue per paid customer in the third quarter of 2014 was $23.86, an increase of 12% compared to $21.24 in the third quarter of 2013.  Paid customers in the third quarter of 2014 were approximately 500,000, an increase of 8% compared to 464,000 in the third quarter of 2013. We define paid customers for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue from at least once during that quarter.

The following table sets forth the growth in paid customers and average quarterly revenue per paid customer for our Core mailing and shipping business:

	Three months ended September 30,
	2014	2013	% Change
Paid customers for the quarter (000s)	500	464	8%
Average quarterly revenue per paid customer	$71.59	$63.72	12%
Core mailing and shipping revenue (000s)	$35,786	$29,546	21%

The increase in paid customers compared to the third quarter last year was primarily driven by (1) a higher number of Stamps.com new paid customers compared to the same period last year as a result of our marketing programs, (2) the addition of new paid ShipStation customers as a result of our acquisition that were not included in the third quarter of the prior year and (3) lower lost customer churn rates in the third quarter compared to the same period in the prior year.

For our Core mailing and shipping business, our average quarterly and monthly Core mailing and shipping revenue per paid customer in the third quarter of 2014 was $71.59 and $23.86 respectively, which increased 12% compared with $63.72 and $21.24, respectively, in the third quarter of 2013.

The increase in average quarterly revenue per paid customer during the third quarter compared to the same period last year was primarily the result of the addition of the new paid customers from our acquisition of ShipStation where the average revenue per user (“ARPU”) for those newly acquired customers is materially higher as compared to the ARPU from the existing Stamps.com customers.

Revenue by Product

The following table shows our revenue and revenue as a percentage of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Revenues
Service	$30,057	$24,505	$82,621	$74,241
Product	3,875	3,885	12,443	12,436
Insurance	2,360	1,854	6,400	5,517
PhotoStamps	1,532	1,001	3,940	3,260
Other	10	—	12	1
Total revenues	$37,834	$31,245	$105,416	$95,455
Revenue as a percentage of total revenues
Service	79.4%	78.4%	78.4%	77.8%
Product	10.2%	12.4%	11.8%	13.0%
Insurance	6.2%	5.9%	6.1%	5.8%
PhotoStamps	4.0%	3.2%	3.7%	3.4%
Other	0.0%	—	0.0%	0.0%
Total revenues	100%	100%	100%	100%

Our revenue is derived primarily from five sources: (1) service and transaction fees related to our mailing and shipping services; (2) product revenue from the direct sale of consumables and supplies through our Supplies Store; (3) package insurance revenue from our branded insurance offerings; (4) PhotoStamps revenue from the sale of PhotoStamps postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers. The above described revenue includes related revenue from ShipStation and ShipWorks for the period from June 10, 2014 through quarter end and for the period from August 29, 2014 through quarter end, respectively.

Service revenue increased 23% to $30.1 million in the third quarter of 2014 from $24.5 million in the third quarter of 2013 and increased 11% to $82.6 million in the nine months ended September 30, 2014 from $74.2 million in the nine months ended September 30, 2013.  The 23% increase in service revenue during the third quarter of 2014 consisted of a 24% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 28%.  The 24% increase in our Core mailing and shipping service revenue consisted of an 8% increase in paid customers and a 15% increase in average service revenue per customer.  The 11% increase in service revenue during the nine months ended September 30, 2014 consisted of a 12% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 27%.

Product revenue remained unchanged at $3.9 million in both the third quarter of 2014 and 2013 and remained unchanged at $12.4 million both in the nine months ended September 30, 2014 and 2013. Total postage printed by customers using our service was $394 million and $367 million during the third quarter of 2014 and 2013, respectively, an increase of 8%.  Postage printed by customers was $1.2 billion and $1.1 billion during the nine months ended September 30, 2014 and 2013, respectively, an increase of 4%.

Insurance revenue increased 27% to $2.4 million in the third quarter of 2014 from $1.9 million in the third quarter of 2013 and increased 16% to $6.4 million in the nine months ended September 30, 2014 from $5.5 million in the nine months ended September 30, 2013. The increase in insurance revenue was primarily attributable to increased package insurance purchases as a result of our growth in packages shipped.  Growth in packages shipped was attributable to both organic growth through Stamps.com’s mailing and shipping solutions as well as our recent acquisitions whose solutions target shipping customers who are more likely than mailing customers to purchase insurance.

PhotoStamps revenue increased 53% to $1.5 million in the third quarter of 2014 from $1.0 million in the third quarter of 2013 and increased 21% to $3.9 million in the nine months ended September 30, 2014 from $3.3 million in the nine months ended September 30, 2013.  The increase was primary attributable to an increase in high volume business PhotoStamps orders; partially offset by a decrease in PhotoStamps revenue from orders placed through our website. The decrease in revenue from website orders is primarily attributable to a reduction in our PhotoStamps sales and marketing spending in the third quarter of 2014 compared with the third quarter of 2013, and we plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business.

Total PhotoStamps sheets shipped was approximately 104,000 in the third quarter of 2014, a 102% increase compared to 52,000 in the third quarter of 2013 and was 259,000 in the nine months ended September 30, 2014, an increase of 43% compared to 181,000 in the nine months ended September 30, 2013.   Average revenue per sheet shipped decreased 24% in the third quarter of 2014 to $14.7 from $19.4 in the third quarter of 2013 and decreased 15% in the nine months ended September 30, 2014 to $15.2 from $18.0 in the nine months ended September 30, 2013. The increase in sheets shipped and decrease in average revenue per sheet shipped was primarily attributable to increased business orders which sell in larger sheet volumes but typically have a lower price per sheet.

Other revenue consists of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $10,000 and $0 in the third quarter of 2014 and 2013, respectively and was approximately $12,000 in the nine months ended September 30, 2014 and $1,000 in the nine months ended September 30, 2013.  Commission revenue from the advertising or sale of products by third party vendors is currently not material to our consolidated financial statements.

Cost of Revenues

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of Revenues
Service	$5,123	$3,833	$13,941	$12,403
Product	1,285	1,315	4,119	4,322
Insurance	843	659	2,248	1,976
PhotoStamps	1,293	777	3,297	2,623
Total cost of revenues	$8,544	$6,584	$23,605	$21,324
Cost as percentage of associated revenues
Service	17.0%	15.6%	16.9%	16.7%
Product	33.2%	33.9%	33.1%	34.8%
Insurance	35.7%	35.5%	35.1%	35.8%
PhotoStamps	84.4%	77.6%	83.7%	80.5%
Total cost as a percentage of total revenues	22.6%	21.1%	22.4%	22.3%

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees and customer misprints that do not qualify for reimbursement from the USPS.  Cost of product revenue principally consists of the cost of products sold through our Mailing & Shipping Supplies Store and the related costs of shipping and handling.  The cost of insurance revenue principally consists of parcel insurance offering costs.  Cost of PhotoStamps revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs. The cost of service revenue described above includes ShipStation and ShipWorks for the period from June 10, 2014 through quarter end and for the period from August 29, 2014 through quarter end, respectively.

Cost of service revenue increased 34% to $5.1 million in the third quarter of 2014 from $3.8 million in the third quarter of 2013 and increased 12% to $13.9 million in the nine months ended September 30, 2014 from $12.4 million in the nine months ended September 30, 2013. The increase, both during the third quarter of 2014 and nine months ended September 30, 2014, is primarily attributable to higher customer service costs to support our growing customer base.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $662,000 in the third quarter of 2014, an increase of 5% from $633,000 in the third quarter of 2013, and was approximately $2.3 million during the nine months ended September 30, 2014, a decrease of 10% from $2.5 million during the nine months ended September 30, 2013.  The increase in our promotional expense during the third quarter of 2014 was primarily due to higher customer acquisition.  The decrease in our promotional expense during the nine months ended September 30, 2014 is primarily attributable to lower coupon redemption rates.

Cost of product revenue remained unchanged at $1.3 million in the third quarter of 2014 and 2013 and decreased 5% to $4.1 million in the nine months ended September 30, 2014 from $4.3 million in the nine months ended September 30, 2013. The percentage decrease in the cost of product revenue during the nine months ended September 30, 2014 is primarily due to lower fulfillment costs.

Cost of insurance revenue increased 28% to $843,000 in the third quarter of 2014 from $659,000 in the third quarter of 2013 and increased 14% to $2.2 million in the nine months ended September 30, 2014 from $2.0 million in the nine months ended September 30, 2013. The percentage increase in cost of insurance revenue was consistent with the percentage increase in insurance revenue.

Cost of PhotoStamps revenue increased 66% to $1.3 million in the third quarter of 2014 from $777,000 in the third quarter of 2013 and increased 26% to $3.3 million in the nine months ended September 30, 2014 from $2.6 million in the nine months ended September 30, 2013. The percentage increase in cost of PhotoStamps revenue is higher compared to the percentage increase in PhotoStamps revenue primarily due to an increase in high volume business orders, which typically have lower gross margins.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Sales and marketing	$9,516	$9,095	$31,549	$29,270
Research and development	3,407	2,844	9,359	8,187
General and administrative	6,191	3,961	15,738	11,553
Contingent consideration charges	860	—	860	—
Total operating expenses	$19,974	$15,900	$57,506	$49,010
Operating expenses as a percent of total revenue:
Sales and marketing	25.2%	29.1%	29.9%	30.7%
Research and development	9.0%	9.1%	8.9%	8.6%
General and administrative	16.4%	12.7%	14.9%	12.1%
Contingent consideration charges	2.3%	—	0.8%	—
Total operating expenses	52.8%	50.9%	54.6%	51.3%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 5% to $9.5 million in the third quarter of 2014 from $9.1 million in the third quarter of 2013, and increased 8% to $31.5 million in the nine months ended September 30, 2014 from $29.3 million in the nine months ended September 30, 2013.  Sales and marketing spending in both the third quarter and nine months ended September 30, 2014 in our Core mailing and shipping business increased as we continued to focus on customer acquisition while spending in our Non-Core mailing and shipping and PhotoStamps businesses both decreased compared to 2013.  Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 20% to $3.4 million in the third quarter of 2014 from $2.8 million in the third quarter of 2013, and increased 14% to $9.4 million in the nine months ended September 30, 2014 from $8.2 million in the nine months ended September 30, 2013.  The increase is primarily due to an increase in headcount-related expenses to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 56% to $6.2 million in the third quarter of 2014 from $4.0 million in the third quarter of 2013, and increased 36% to $15.7 million in the nine months ended September 30, 2014 from $11.6 million in the nine months ended September 30, 2013. The increase, both during the third quarter and nine months ended September 30, 2014, is primarily attributable to an increase in headcount related expenses and infrastructure investments to support the growth in the business, increased corporate legal expenses not related to our acquisition and the inclusion of acquisition related corporate development expenses and the amortization of acquired intangibles in the second and third quarter of 2014 that we did not have in the second and third quarter of 2013.

Contingent consideration charges

Contingent consideration charges is attributable to the change in the fair value of our contingent consideration liability related to the acquisition of ShipStation.  Contingent consideration changes was $860,000 during the third quarter of 2014.  We did not have this charge in the third quarter of 2013.  See Note 2 – “Acquisition” for further description of our contingent consideration liability related to the acquisition of ShipStation.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California.  Interest and other income, net decreased 23% to $71,000 in the third quarter of 2014 from $92,000 in the third quarter of 2013, and decreased 13% to $296,000 in the nine months ended September 30, 2014 from $341,000 in the nine months ended September 30, 2013.  The decrease, both during the third quarter and nine months ended September 30, 2014 is primarily due to (1) lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments and (2) lower cash and investment balances as a result of the use of cash for the acquisitions of ShipStation and ShipWorks and share repurchases during the third quarter of 2014.

Provision for Income Taxes

In the third quarter of 2014, our net income tax benefit consisted of an income tax benefit resulting from a release of a portion of our valuation allowance offset by current income tax expense consisting of federal and state alternative minimum taxes.   On June 10, 2014 we completed our acquisition of ShipStation.  On August 29, 2014 we completed our acquisition of ShipWorks.  Based on these discrete events, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarter of 2014, respectively.  We recorded current income tax expense for alternative minimum federal and state taxes of $260,000 and $599,000 in the third quarter of 2014 and nine months ended September 30, 2014, respectively.   Accordingly, our net income tax benefit in third quarter of 2014 was $85,000 compared to alternative minimum income tax expense for federal and state of $90,000 in the third quarter of 2013.  Net income tax benefit in the nine months ended September 30, 2014 was $3.4 million compared to alternative minimum income tax expense for federal and state of $180,000 in the nine months ended September 30, 2013.

We continued to evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of September 30, 2014, we continued to maintain a valuation allowance for the remainder of our gross deferred tax assets.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence, including our recent earning trend, expected future taxable income and the federal and state effective tax rates related to future taxable income.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, we had approximately $45 million and $87 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was $39.6 million and $33.2 million during the nine months ended September 30, 2014 and 2013, respectively.  The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and changes in our operating assets and liabilities.

Net cash used in investing activities was $68.6 million and $5.8 million during the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash used in investing activities was primarily due to the acquisition of ShipStation and ShipWorks (see Note 2 – “Acquisitions”).

Net cash used in financing activities was $10.0 million during the nine months ended September 30, 2014 and net cash provided in financing activities was $8.2 million during the nine months ended September 30, 2013. The increase in net cash used by financing activities is primarily due to the increase in our stock repurchase program.

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

Updated Expectations for 2014

We currently expect the following trends for 2014:

•	We expect total revenue to be in a range of between $135 million to $150 million.

•	We expect earnings per share to be in the range between $1.85 to $2.25 per fully diluted share.

•	We expect year over year percentage growth in Core Mailing and Shipping revenue to be up in a range from the lower to upper teens in 2014 compared to 2013.

•	We expect enhanced promotion revenue will be down in 2014 compared to 2013.

•	We are targeting small business customer acquisition spending in our Core PC Postage business to be up by 5% to 15% compared to 2013.

•	We expect research and development expenses to be higher in 2014 as compared to 2013, primarily related to expected increased headcount costs to support the growth in our products and services and as a result of our recent acquisitions.

•	We expect General and Administrative expenses to be higher in 2014 compared to 2013, primarily related to increased headcount costs to support the growth in the business and as a result of our recent acquisitions.

•	We expect capital expenditures for our business to be between approximately $2 million to $3 million in 2014.

As discussed above, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations.  These expectations are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 19 of this Report.

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

SPECIAL NOTICE REGARDING PURCHASES OF MORE THAN 5% OF OUR STOCK

We currently have federal and state net operating loss (“NOL”) carry-forwards.  Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of September 30, 2014, we were at approximately a 14% level compared with the 50% level that would trigger impairment of our NOL asset.

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

On July 22, 2010, our board of directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our board of directors at any time if the board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs.  For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010

As of October 31, 2014, we had approximately 15,910,545 million shares outstanding, and therefore ownership of approximately 795,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 460 days at September 30, 2014. Our cash equivalents and investments approximated $45 million and had a weighted average interest rate of 0.53%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended September 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 3 – “Legal Proceedings” of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Business acquisitions, such as the Auctane LLC and Interapptive, Inc. acquisitions we made during the second and third quarters of 2014, respectively, and which we discuss elsewhere in this Report, also involve risks of unknown liabilities and potential litigation associated with the acquired business. In addition, we may not realize the anticipated benefits of any acquisition, including securing the services of key employees. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could seriously harm our business.

Pending or future litigation could have a material adverse effect on our financial position or results of operations.

For information concerning material litigation in which we are involved, please see the “Legal Proceedings” note in the Notes to Consolidated Financial Statements contained elsewhere in this Report.  Litigation is uncertain, and the outcome of individual cases is often not predictable with any degree of certainty.  We establish provisions for loss contingencies for matters in which losses are probable and can be reasonably estimated.  Some of the matters pending against us involve potential compensatory or punitive damage claims, or sanctions, that, if awarded could require us to pay damages or make other expenditures in amounts that could exceed any loss provisions we have made or otherwise have a material adverse effect on our financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the third quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2014 – July 31, 2014	—	—	—	$16,265
August 1, 2014 – August 31, 2014	—	—	—	$16,265
September 1, 2014 – September 30, 2014	—	—	—	$16,265

(1) On October 29, 2014, our Board of Directors approved a new share repurchase program that replaces all prior repurchase programs and authorizes the Company to repurchase up to 1.0 million shares of stock during the next twelve months.

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

STAMPS.COM INC.
(Registrant)

November 7, 2014	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

November 7, 2014	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer