Form 10-K
period 2014-12-31
STAMPS.COM INC
filed 2015-03-16
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2014, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $480,718,129 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of February 27, 2015, there were 16,318,208 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2014

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

Overview

Stamps.com® is the leading provider of Internet-based mailing and shipping solutions.  Under the Stamps.com branded solutions, our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others.  Customers using our service receive discounted postage rates compared to USPS retail on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers.  We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999.  In addition, we now offer multi-carrier shipping solutions under the brand names ShipStation® and ShipWorks® as a result of our recent acquisitions.

Services and Products

Mailing and Shipping Business

Our mailing and shipping solutions under the Stamps.com brand enable our customers to buy and print USPS approved postage and services with just a personal computer (“PC”), printer and Internet connection, right from their home or office.

We offer the following mailing and shipping products and services to our customers under the Stamps.com brand:

•	USPS Mailing and Shipping Services. After completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week, through our software or web interface. Typically, when a customer purchases postage for use through our service, the customer pays the face value of the postage, and the funds are transferred directly from the customer’s account to the USPS’s account. The customer then draws down their prepaid account balance as they print postage and repurchase postage as necessary. Customers typically pay a monthly subscription fee for access to our service.

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

We offer multiple mailing and shipping service plans with different features and capabilities targeted to meet different customer needs. Our Pro Plan offers a basic set of Stamps.com mailing and shipping features with single-user capability. Our Premier plan, typically targeted at larger small businesses, adds multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances as compared to our Pro Plan feature set. Our Professional Shipper plan is typically targeted at higher volume shippers such as fulfillment houses, retailers and e-commerce merchants and features direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with many of the industry’s leading shipping management systems. We have launched shipping integrations with several of these e-commerce focused companies. Our Enterprise plan is typically targeted at organizations with multiple geographic locations and features enhanced reporting that allows a central location, such as a corporate headquarters greater visibility and control over postage expenditures across their network of locations.

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

•
Multi Carrier Shipping Services.  We offer multi carrier shipping solutions through our ShipStation and ShipWorks brands as a result of our acquisitions.  The ShipStation and ShipWorks platforms offer leading solutions for medium and high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, large retailers, and other types of high volume shippers that may need more than just the USPS for their business.

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

In addition, ShipStation and ShipWorks offer integrations with shopping carts and online marketplaces as part of their multi-carrier shipping solutions.

•	Mailing & Shipping Supplies Store. Our Mailing & Shipping Supplies Store (our “Supplies Store”) is available to our customers from within our mailing and shipping software and sells NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Store features a store catalog, messaging regarding our free or discounted shipping promotions, cross-selling product recommendations during the checkout process, product search capabilities, and same-day shipping of orders with expedited shipping options.

•	Branded Insurance. We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund. In addition, ShipStation and ShipWorks also offer branded package insurance as part of their offerings.

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

When we refer to our mailing and shipping business, we are referring to our Mailing and Shipping Service and Integrations, Mailing & Shipping Supplies Store, Branded Insurance offering and Multi Carrier Shipping Services. We do not include our PhotoStamps business when we refer to our mailing and shipping business.

Customer Value Proposition for our Mailing and Shipping Business

Our mailing and shipping customers currently can save time in a number of ways including:

•	Our service allows customers to mail or ship from their home or office 24 hours a day and 7 days a week, avoiding the time that would ordinarily be spent in a trip to the post office;

•	Our service allows customers to generate mass mailings quickly and easily by printing the address and postage together in a single step process;

•	Our service integrates with most small business productivity applications such as word processors, financial applications and address books so our customers can save time by utilizing these integrations to print postage through their existing applications; and

•	Our customers can use our service to generate large volumes of shipping labels quickly and easily by integrating directly with their existing databases or e-commerce systems.

Our mailing and shipping customers currently can also save money in a number of ways including:

•	Our customers receive discounts on single piece First Class letter postage rates compared to USPS post offices and other retail locations. For example, a one ounce letter would cost customers using our service $0.48 cents instead of the $0.49 cent retail rate;

•	Our customers receive discounts for most domestic packages of up to 54% and discounts for most international packages of up to 13% compared to USPS retail. In addition, customers who meet certain higher volume requirements can qualify for additional discounts on these mail classes;

•	Our customers receive discounts on USPS Tracking for First Class Package Service of up to $1.05 per package compared to the USPS retail post office;

•	Our service automatically checks and validates destination addresses against the USPS address database so customers do not waste postage on undeliverable-as-addressed mail;

•	Our service calculates the exact amount of postage that is required for a mail piece depending on mail class, mail form, weight and distance to the destination which allows our customers to avoid overpaying for postage;

•	Customers can use our reports and cost codes to better track, control and reduce postage expenditures; and

•	Our customers typically pay a monthly service fee that is up to 72% less than the total cost of an entry or mid-level traditional postage meter. The total cost of a traditional postage meter can include hardware rental fees, including items such as postage meter and scale, maintenance and repair costs, insurance fees, fees to purchase postage and the cost to purchase proprietary ink cartridges.

The advanced reporting and administrative controls available with our mailing and shipping service delivers benefits including: (1) greater visibility into postage activity vs. traditional solutions; and (2) improved tracking and control of postage, which can help customers manage and reduce postage expenditures.  The advanced reporting and controls capability is particularly relevant to our enterprise customers who are managing postage across multiple locations.

Our mailing and shipping customers can enhance their productivity and image by: (1) producing more professional looking mail vs. stamped mail, thereby helping a smaller business resemble a larger business; and (2) transforming a two-step process into a one-step process by printing addresses and postage together.  The enhanced productivity and image gained through our software is particularly relevant to our home and small business customers.

Our mailing and shipping customers can also optimize their shipping operations in a number of ways including: (1) sending USPS packages with Hidden Postage™, which hides the actual amount paid for postage (a useful feature for e-commerce companies that may not want the recipient to see actual shipping cost information); (2) reducing customer support costs by automatically generating and sending package delivery status e-mails to customers; (3) providing a complete record of all packages sent with the ability to retrieve delivery status information; (4) generating a single bar-coded form that represents multiple packages in a single shipment so that the USPS can scan the single form to accept all of the packages at once and the customer gets a record that all the packages were accepted by the USPS; (5) adding our integrated package insurance; and (6) processing large batch shipments via data import or database integrations. The ability to optimize shipping operations is particularly relevant to our higher volume shipping customers.

Acquisition

On June 10, 2014, we acquired 100% of the outstanding equity of Auctane LLC, which operates ShipStation, in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brand ShipStation and Auctane.  ShipStation is a leading web-based shipping software solution that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShipStation supports automatic order importing from over 50 shopping carts and marketplaces, including eBay, Amazon, Shopify, Bigcommerce, Volusion, Squarespace and others.  ShipStation offers multi-carrier shipping options, and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.  The acquisition of ShipStation represents a significant strategic investment in our high volume and e-commerce shipping business.  Please see Note 3 – “Acquisitions” on our Notes to Consolidated Financial Statements for further description.

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive Inc, which operates ShipWorks, in a cash transaction.  ShipWorks based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software that provides simple, powerful and easy to use solutions for online sellers. ShipWorks solutions integrate with over 50 popular online sales and marketplaces systems including eBay, PayPal, Amazon, Yahoo! and others.  ShipWorks offers multi-carrier shipping options and features including sending email notifications to buyers, updating online order status, generating reports and many more.  Please see Note 3 – “Acquisitions” on our Notes to Consolidated Financial Statements for further description.

Marketing of Mailing and Shipping

We target our mailing and shipping marketing at small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers. We market our mailing and shipping services through the following channels:

•	Affiliate Channels. We utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our web site through a third party affiliate management company.

•	Direct Mail. We send direct mail pieces to prospective customers with prospect lists purchased from third parties or obtained from partners.

•	Direct Sales. We utilize a direct sales force for higher-priced Enterprise and Professional Shipper versions of our mailing and shipping service.

•	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, tradeshows, retail and other programs.

•	Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our mailing and shipping software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software included along with a partner’s software product, the distribution of our software at a retail location, or the bundling of our software with a hardware device. Our partnerships include Microsoft, Avery, Hewlett Packard (“HP”) and the USPS.

•	Remarketing. We remarket our services to former customers. Our remarketing efforts are generally focused on new features that may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers.

•	Shipping Integrations. We market our services through integrations with e-commerce platforms, multi-carrier shipping management software, shopping cart software and other order-entry management applications. Our shipping integration partnerships include Amazon, the USPS, QuickBooks and others.

•	Traditional Media. We utilize television commercials and a variety of traditional and internet-based radio endorsements to advertise our services.

•	Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails, and other online advertising vehicles.

•	USPS Referrals. We utilize the nationwide USPS Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls. We also receive referrals directly from the USPS website at www.USPS.com.

•	Enhanced Promotion Online Advertising. We work with various companies to advertise our services in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to get the customer to try our services. This channel tends to attract more consumer oriented customers. We reduced our investment in the enhanced promotional channel during recent years.

Marketing of PhotoStamps

We target our PhotoStamps marketing at consumers and businesses. We market or have marketed our PhotoStamps product through the following channels:

•	Online advertising, including paid search, banner ads, permission-based emails, and other online advertising methods;

•	Partnerships including HP/Snapfish and others;

•	Retail distribution of a boxed PhotoStamps product;

•	Remarketing to our existing customers; and

•	Traditional offline methods of consumer advertising.

In recent years, we reduced our consumer-focused marketing spending in order to lower our customer acquisition costs and improve our expected returns and profitability in the PhotoStamps business.

2015 Business Strategy

Mailing and Shipping Business

Our 2015 mailing and shipping business strategy includes the following major initiatives and plans. These initiatives and plans are subject to change without notice based on our analysis of market and business conditions, and constitute “forward-looking statements”, and accordingly are subject to the cautionary statements, qualifications and limitations on forward-looking statements we discuss at the beginning of Part I of this Report.

•	Increase our Small Business Marketing Spending. Based on recent analysis and trends, we believe we will continue to experience a strong return on our investment in our small business mailing and shipping customers, who have an expected lifetime value of more than twice the cost of acquiring those customers. Accordingly, we plan to increase our small business customer acquisition spend including that of ShipStation and ShipWorks by an estimated 10% to 20% in 2015 versus 2014.

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

In 2015, we plan to continue increasing, optimizing and refining our enterprise customer lead generation and sales and marketing efforts. We plan to continue working on improving the efficiency of our sales team. We also plan to increase the number of enterprise customers as well as increase the number of locations with existing customers.

•	Enhance our High Volume Shipper Solutions and Sales and Marketing Efforts. We continue to attract high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, larger retailers, and other types of high volume shippers to our service through our efforts in these areas. Postage printed by high volume shipping customers through our solutions in 2014 was up 27% versus 2013 which reflects our continued investment in our shipping technology and our sales and marketing efforts.

In 2015 we plan to optimize our business in this area by (1) continuing to enhance our technology and software to further improve the scalability of our solutions for the larger high-volume shipping customers; (2) continuing to introduce shipping related features and functionality that will improve the value proposition of our solutions;  (3) adding new shopping cart integrations for easier data export and import from the tools that customers like to use; and (4) continuing to scale our sales and marketing efforts including using our national sales force.

•	Enhance our Multi-Carrier Solutions including ShipStation and ShipWorks. We continue to keep both subsidiaries independent, while focusing on ways to optimize our efforts across all of our shipping solutions. The ShipStation and ShipWorks platforms offer effective solutions for high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, larger retailers, and other types of high volume shippers that may need more than just the USPS for their business. We believe there are significant ways where we will be able to realize synergies amongst all of our shipping solutions. In the marketing area we have historically targeted many of the same e-Commerce customers and we believe we have broad marketing expertise that we will be able to utilize to increase market penetration of the multi-carrier solutions. In addition, we bring financial resources to scale up the marketing efforts of these businesses and a national sales force who will be able to sell the combined suite of products, offering a more complete set of options to meet the needs of a broad set of customers. We also intent to offer an effective upgrade path from the traditional Stamps.com single carrier solution to a ShipWorks or ShipStation solution.

Likewise, the Stamps.com single carrier solution may become an effective drop down solution for those customers whose needs may have decreased over time and who no longer need a full multi-carrier solution. We also believe that technology expertise in the various companies will be synergistic as ShipStation’s web-based expertise complements the client-based expertise of Stamps.com and ShipWorks.  In 2015 we plan to scale up our efforts to maximize the synergies across these businesses.

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

We plan to launch new features in our software including continued enhancements to our batch shipping capabilities such as batch printing tools, design enhancements, international custom forms with hidden postage, and forms that can be used with thermal printers. We also plan to broaden our support for USPS services such as Priority Mail Express Mail Flat Rate Padded Envelope, which offers cost effective overnight delivery, Parcel Select service which offers the lowest USPS rates for ground delivery, and USPS Special Services that include Adult Signature requirement and Hold for Pickup services on packages.

In addition, while our online enhanced promotion channel tends to attract more consumer oriented customers with lower lifetime values, we have continued to realize an acceptable return on our investment in this channel. We will continue to monitor this channel and plan to continue it so long as it provides an acceptable return. We currently expect to maintain or reduce our level of investment in this area in 2015 compared to 2014.

PhotoStamps

In 2015 we plan to continue marketing PhotoStamps, but with limited spending and expectations. We will continue our program of focused direct-to-website PhotoStamps marketing spending with a goal of keeping the overall cost per acquisition at a level that provides an attractive financial return.  We also plan to continue our efforts to generate high volume business PhotoStamps orders which have become a larger part of our PhotoStamps business in recent years. While we do not expect to increase our investment in PhotoStamps in the short-term, we believe that there may be potential opportunities to grow the business in a better economic environment.

Competition

As a result of our 2014 acquisitions of ShipStation and ShipWorks, the number of companies with which we compete has expanded. We compete with all of the alternate ways that consumers and businesses may access the services of the US Postal service, including retail mailing and shipping locations, USPS online products, USPS software solutions, traditional postage meters, and other USPS-approved PC Postage products. We also compete with other multi-carrier products, eCommerce products with shipping capabilities, shipping technology products available from private carriers, package manifesting systems, and large enterprise software solutions with shipping functionality such as transportation management, warehouse management, or enterprise resource planning systems.

Retail Mailing and Shipping Locations

The majority of our customers use our PC Postage service as an alternative to visiting USPS or other retail locations. The USPS owns and operates approximately 32 thousand retail post offices across the United States. Many of the USPS retail post offices also feature a USPS kiosk for self-serve mailing and shipping services with more convenient access and over extended access hours. The USPS authorizes thousands of additional contract post offices, community post offices and village post offices which allow third parties to operate post offices that are not owned by the USPS, such as those available in Hallmark stores. We also compete for mailing and shipping customers with alternatives such as postage stamps and prepaid USPS shipping labels available at grocery stores and at discount chains (such as Costco). We also compete with USPS mailing and shipping services available at small business mailing and shipping centers such as UPS Stores or FedEx Offices, and those available inside office supply stores such as Staples and Office Depot. Further, we have not been approved to offer our customers “Forever” postage rates which are rates that do not ever expire and do not require extra postage following a postage rate increase.

We believe customers choose our products over retail mailing and shipping services because of the convenience of our solution, the breadth of features that we offer, and the quality of our support organization. We believe customers choose retail locations over our solutions because of the additional fees that we typically charge, the convenience of utilizing a retail location, and/or the preference for a Forever postage label.

USPS Online Products

We compete with online services available at USPS.com. Users of USPS.com are able to print shipping labels with the same postage discounts that we offer, and using similar tools that we offer. But the services and features available at USPS.com are provided without service fees, creating a disadvantage for us because we typically charge service fees in our business model. The services at USPS.com also integrate well with other USPS online services such as package tracking, post office locators, and other USPS services. Additionally, USPS.com accepts PayPal for payment of postage but we are not approved to do so. USPS.com also now features a mobile application for more convenient customer access to USPS services.

USPS services are also integrated directly into web shipping solutions available through eBay, PayPal and Amazon.com. Sellers operating within these marketplaces may purchase USPS shipping labels in a very convenient manner as part of the standard checkout flow. In all of these online marketplaces, customers can print postage for shipping without paying a monthly service fee like we typically charge. These solutions also feature USPS package rate discounts that are similar to ours, and in some cases superior to the discounts we are approved to offer customers. eBay in particular has offered its sellers USPS-approved postage rates that are lower than the rates other online USPS providers are approved to offer. For postage payment these web shipping solutions use the USPS’s electronic verification system (eVS), the USPS’s solution branded ePostage; or another approved USPS PC postage vendor.

We believe customers choose our products and services over USPS online products because of the capabilities and performance of our products, the breadth of features that we offer, and the quality of our support organization. We believe customers choose USPS online products to meet their shipping needs over our solutions because of the additional fees that we may charge, the convenience of using one of these online products, and/or the package rates which may be superior to the package rates we are able to offer.

USPS Software Solutions

We compete with USPS private-labeled downloadable software and API (application program interface) solutions which are offered under the brand names Click-N-Ship for Business, Click-N-Ship for Business Pro, and USPS Web Tools. These solutions are targeted at higher volume business users or partners and include enhanced features for higher volume customers compared to those available at USPS.com. For postage payment these solutions utilize the USPS’s electronic verification system (eVS), or utilize the USPS’s solution branded ePostage, which are two similar systems for providing access to USPS shipping without needing PC Postage. eVS and ePostage offer more convenient solutions to higher-volume shippers with certain advantages we cannot offer such as: (a) labels can be printed “offline” without requiring an internet connection; (b) labels are not charged to a customer’s account until they are inserted into the mail stream; (c) eVS/ePostage labels do not expire and can be used at any time; (c) eVS/ePostage labels do not need to be saved and submitted for refunds; and (c) eVS/ePostage labels are able to support newer USPS features such as package intercept and re-routing, or certain USPS returns products. Additionally, all USPS software solutions are made available to customers with no additional monthly or transaction fees, and they may also be offered with discounts on the postage rates that are superior to the discounts that we are able to provide to our customers.

We believe customers choose our products and services over USPS software solutions because of the capabilities and performance of our products, the breadth of features that we offer, and the quality of our sales and support organization. We believe customers choose USPS software solutions over our solutions because of the additional fees that we may charge, the convenience of using one of these software products, and/or the package rates which are offered to the customer and which may be superior to the package rates we offer.

Traditional Postage Meters

We compete with traditional postage meters offered by Pitney Bowes, Neopost, FP Mailing Solutions and Hasler in the U.S. market. Postage meters offer customers a simple user interface and often work better in a higher volume mail preparation process since postage meters can add postage after an envelope has already been stuffed and sealed, and can automatically weigh an envelope and add the appropriate postage. Additionally, more expensive postage meters can add postage to envelopes at rates that are faster than postage can be added using our PC Postage solution since we are limited by the speed of an office printer.

We believe that customers choose our mailing and shipping services over traditional postage meters because of our lower total cost of ownership and/or the greater visibility and financial controls we provide and which are not readily available with postage meters. We believe customers choose postage meters over our solutions because of the ease of use, speed, and/or convenience of those products.

Other USPS Approved PC Postage Vendors

We compete with other USPS approved postage vendors. Currently, there are two such vendors in addition to Stamps.com: Endicia, a group within Newell Rubbermaid’s Office Products division; and Pitney Bowes.

Endicia offers software and web-based PC Postage services and integrations similar to our mailing and shipping services and integrations. Endicia also offers a PC Postage NetStamps-like service in conjunction with Dymo (an affiliated company also owned by Newell Rubbermaid) under the brand name Dymo Stamps. Endicia also offers a customized postage offering similar to our PhotoStamps service under the brand name PictureItPostage. Endicia/Dymo’s strength lies within its Dymo brand printer/hardware offerings, where it dominates the home/entry-level thermal printer market.

Pitney Bowes is the current market leader in the U.S. traditional postage meter business with revenues of $3.8 billion in 2014, offers software and web-based PC Postage services and integrations similar to our mailing and shipping services and integrations under the brand name pbSmartPostage. Pitney Bowes also provides the application programming interface (API) that facilitates the web shipping solutions available through eBay and PayPal where sellers operating within those marketplaces may purchase USPS shipping labels in a convenient manner. Pitney Bowes also offers a customized postage offering similar to our PhotoStamps service under the brand name Custom Postage from Pitney Bowes through a partnership with Zazzle.com, a private U.S. company that specializes in manufacturing and marketing of custom products.

We believe that our customers choose our mailing and shipping service over that of other PC Postage vendors because of our superior user interface and our larger breadth of features. For example, (1) we are the only mailing and shipping service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge and envelope printing; (2) we are the only PC Postage provider with an integration partnership with Amazon.com for international shipping for their Marketplace users; (3) we support more address books than any other PC Postage software; and (4) we are the only company that offers customers the additional choice of our Themed and Photo NetStamps labels. Based on USPS data and our estimates, we believe we have the highest number of PC Postage customers of any PC Postage provider.

Private Carrier Technology Solutions

We compete with private carriers because customers that choose a private carrier such as UPS, FedEx, DHL, or any others instead of the USPS, also do not use our USPS technology solution. When customers evaluate carriers, among other factors, they consider the cost and complexity of the technology product needed to access a particular carrier’s services. In this case our services and products compete against the technology solutions provided by private carriers such as, for example, UPS WorldShip, UPS.com, FedEx Ship Manager and Fedex.com. These private carrier products are provided at no cost to the customer, and in many cases also include free implementation, free hardware such as printers or scales, and free consumables and supplies.

We believe customers choose our products and services over private carrier technology solutions in order to utilize the package services of the US Postal Service, as well as because of the capabilities and performance of our products, the breadth of features that we offer, and the quality of our sales and support organization. We believe customers choose private carrier technology solutions over our solutions when they decide to utilize one of the private carriers instead of the USPS, as well as because of the additional free implementation, hardware or supplies the carrier offers, the quality of the carrier’s sales and support organization, and/or the technical capabilities of the private carrier’s solution. In some cases a customer may choose both the USPS and a private carrier to meet their needs.

Multi-carrier eCommerce Solutions

Our multi-carrier eCommerce software products ShipStation and ShipWorks provide a solution for medium and high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, large retailers, and other types of high volume shippers enabling the use of more than just the USPS for their business. In this area of our business we compete with alternative means available to those customer segments, including: other similar multi-carrier solutions (some of which are offered for free for lower volume users); warehouse and transportation management systems that offer multi-carrier shipping capabilities; package manifesting systems; eCommerce shopping carts that offer multi-carrier shipping solutions; and inventory management solutions or listing management solutions that offer multi-carrier solutions. In this area of our business we also compete with other shipping technology products such as the private-labeled technology software available for free from private carriers such as UPS or FedEx.

We believe customers choose our multi-carrier eCommerce products over alternative solutions because of the capabilities and performance of our products, the breadth of features that we offer, the value of our product, and the quality of our sales and support organization. We believe customers choose other multi-carrier eCommerce solutions over our solutions because of the higher fees that we may charge, the convenience of utilizing an integrated multi-carrier shipping solution as part of an overall eCommerce product, or the breadth and depth of features available in a larger enterprise solution that also includes multi-carrier shipping. A customer may also choose to utilize multiple software products from each individual carrier simultaneously (for example, UPS Worldship, USPS Click-N-Ship Business Pro, and FedEx Ship Manager) instead of a single unified multi-carrier software product.

Industry Overview

Business Market Size

Our mailing and shipping service is currently targeted primarily at U.S. small offices, home offices, small businesses, enterprises and high volume shippers, and within these segments we target both mailers and shippers. We believe the number of businesses that we can serve with our current products are as follows: (1) 23.6 million sole proprietorships; (2) 4.5 million small businesses with 1 to 9 employees (typically using our single user Pro service); (3) 1.1 million small businesses with 10 to 99 employees (typically using our Pro or our multi-user Premier service); (4) 102 thousand medium and large businesses with 100 or more employees, which represent 1.6 million separate locations (typically using our Enterprise service).  In addition we believe there are approximately 24 million non-income generating home offices such as those used for corporate after-hours work or telecommuting, that we can service with our current solutions. Finally, we also can serve (typically through our enhanced promotion online advertising channel) the individual consumer market. Data provided herein is based on recent statistics provided by the U.S. Census Bureau and our internal estimates.

US Mail Volume

According to the USPS Fiscal 2014 Annual Report, the total USPS revenue was $68 billion during its fiscal year ended September 30, 2014. Of this amount approximately $48 billion was represented by mail classes that are addressable using our current solution (First Class, Priority Mail, Priority Mail Express, Media Mail, Parcel Select, international mail, and special services).  The $48 billion in postage is comprised of (1) $29.6 billion in First Class mail (2) $12.1 billion in package and shipping services (3) $2.3 billion in international mail and (4) $3.1 billion in other mailing services. We believe that some portion of this $48 billion is a potential market for purchasing and printing postage using PC Postage.

Based on the USPS Fiscal 2013 Household Diary Study, consumer-to-consumer personal correspondence mail volume was approximately 4.1 billion pieces per year (0.6 billion personal letters, 1.7 billion holiday greeting cards, 1.1 billion non-holiday greeting cards, and 0.6 billion other).  We also estimate that an additional 4.3 billion pieces per year are sent between businesses and consumers as first class primary business advertising mail, and an additional 6.0 billion pieces per year are sent from businesses to consumers as First Class correspondence mail.  We believe that consumer-to-consumer and business-to-consumer advertising mail are two potential markets for use of PhotoStamps.

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

Section 382 Update

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $165 million and $8 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2014 we were at approximately a 11% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of February 27, 2015, we had 16,318,208 shares outstanding, and therefore ownership of approximately 815,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Employees

As of December 31, 2014, we had approximately 343 employees not including temporary or contract workers. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments, Geographical and Revenue Information

We operate in a single market segment, “Internet Mailing and Shipping Services” and therefore have only one reportable segment.  All of our operations, revenue and assets are within the United States. During 2014, 2013 and 2012, we did not recognize revenue from any one customer that represented 10% or more of revenues. See Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2014 and 2013,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2013 and 2012,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10 percent or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the first and fourth calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue does have some seasonal variation driven by typically seasonally stronger customer acquisition and usage in the first and fourth calendar quarters and typically seasonally slower customer acquisition and usage in the second and third calendar quarters. Our PhotoStamps revenue is typically seasonally stronger in the fourth calendar quarter due to the holidays.

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

We have partnership agreements with many integration partners in the high volume shipping area of our business. These partners integrate our mailing and shipping services into their offerings. The termination or modification of any of these agreements by us or our partners could result in lost customers, reduced postage printed and lost revenue, and our results of operations could be adversely affected.

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

For information concerning material litigation in which we are involved, please see the “Legal Proceedings” note in the Notes to Consolidated Financial Statements contained elsewhere in this Report.  Litigation is uncertain, and the outcome of individual cases is often not predictable with any degree of certainty.  We establish provisions for loss contingencies for matters in which losses are probable and can be reasonably estimated.  Some of the matters pending against us involve potential compensatory or punitive damage claims, or sanctions, that, if awarded could require us to pay damages or make other expenditures in amounts that could exceed any loss provisions we have made or otherwise have a material adverse effect on our financial position or results of operations.  Remedies against us can also involve injunctive relief, where a court could prohibit, or materially restrict, our ability to compete in certain businesses or opportunities, any of which could have a material adverse effect on our business operations and ultimately financial results.

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

The USPS could decide to amend or terminate the discounts our customers and integration partners receive. Customers using our services receive discounted postage rates, either from Stamps.com or from integration partners that provide discounted rates, compared to USPS retail rates on certain mail pieces such as First Class letters, domestic and international Priority Mail and Priority Mail Express packages, and other discounts available to high-volume shipping customers. If the USPS decides to withdraw certain discounts or even remove the discounts entirely, our revenue and operating results will suffer. If the Postal Regulatory Commission decides the discounts are unlawful and requires the USPS to cancel or change them, then our revenue and operating results will suffer.

If we are unable to compete successfully against alternative methods of accessing relevant mailing and shipping services, our revenues and operating results will suffer.

We compete with all of the alternate ways that consumers and businesses may access mailing and shipping services from the USPS, including the following: online services available at USPS.com; USPS retail locations; USPS kiosks; multi-carrier solutions; integrated web shipping solutions such as eBay/PayPal or Amazon.com; traditional postage meters; other USPS approved PC Postage vendors; USPS permit manifesting solutions; and commercial retail locations that sell postage or shipping services (for example grocery stores, discount warehouses, small business mailing and shipping centers, office supply chains, and others). Some of these alternative means of accessing USPS services are available with no additional markup over the face value of postage and some are available with discounted postage rates that are better than the discounts that we are able to provide to our customers. With our 2014 acquisitions of ShipStation and ShipWorks, we also now compete with multi-carrier solutions providers. We also compete with the technology solutions available from private carriers that allow customers to access those private carriers, and which are typically provided to the customers for no additional fees.

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

We face competitive pressures from new technologies or the expansion of existing technologies approved for use by the USPS. We may also face competition from a number of indirect competitors that specialize in electronic commerce and other companies with substantial customer bases in the computer and other technical fields. Additionally, companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, changes in postal regulations could adversely affect our service and significantly impact our competitive position. We may be unable to compete successfully against current and future competitors, and the competitive pressures we face could seriously harm our business.

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

Business acquisitions, such as the Auctane LLC and Interapptive, Inc. acquisitions we made during the second and third quarters of 2014, respectively, (through which we acquired ShipStation and ShipWorks, respectively) also involve risks of unknown liabilities and potential litigation associated with the acquired business. In addition, we may not realize the anticipated benefits of any acquisition, including securing the services of key employees. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could seriously harm our business.

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

We currently have federal and state NOL carry-forwards of approximately $165 million and $8 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2014 we were at approximately a 11% level compared with the 50% level that would trigger impairment of our NOL asset.

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

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, as of the date of filing of this Annual Report on Form 10-K, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010. As of February 27, 2014, we had 16,318,208 shares outstanding, and therefore ownership of approximately 815,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

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

Our corporate headquarters are located in El Segundo, California where we own a 99,600 square foot facility, under which we occupy a portion of the space and lease a portion to third party tenants. We believe that our existing facilities are suitable and adequate for our present purposes.  We also have operating lease properties for certain of our subsidiaries.

ITEM 3.	LEGAL PROCEEDINGS.

On August 11, 2014, PSI Systems, Inc., D/B/A Endicia, filed suit against Auctane, LLC, D/B/A ShipStation (our wholly-owned subsidiary), in the United States District Court for the Western District of Texas, alleging, among other claims, that ShipStation breached its contract with Endicia by violating a customer non-solicit provision. Endicia sought preliminary and permanent injunctive relief, unspecified damages, attorneys’ fees and court costs.  We entered into a settlement agreement effective December 19, 2014 resolving the lawsuit.

On August 14, 2014, Rapid Enterprises, LLC, D/B/A Express One, filed suit against ShipStation and some of its executives in the Third Judicial District Court for Salt Lake County, Utah, alleging, among other claims, that ShipStation breached its contract with Express One by violating an exclusivity provision. Express One seeks an injunction, damages, attorneys’ fees and court costs.  On December 12, 2014, Express One added additional claims and Stamps.com and our Chief Executive Officer as named defendants.

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

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”.  The following table sets forth the range of high and low dividend adjusted closing sales prices reported on The NASDAQ Stock Market for our common stock for the following periods:

	High	Low
Fiscal Year 2013
First Quarter	$27.90	$23.76
Second Quarter	$39.47	$23.47
Third Quarter	$45.93	$38.01
Fourth Quarter	$48.30	$40.29
Fiscal Year 2014
First Quarter	$42.46	$32.42
Second Quarter	$35.63	$28.80
Third Quarter	$34.81	$31.11
Fourth Quarter	$49.87	$31.34

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The NASDAQ Stock Market on (i) December 31, 2014 and (ii) February 27, 2015.

Closing Price
December 31, 2014	$47.99
February 27, 2015	$56.06

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

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2009 to December 31, 2014 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) NASDAQ Internet Index, an equal-dollar-weighted index composed of 93 leading companies involved in Internet commerce, service and software.  The graph assumes that $100 was invested on December 31, 2009 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31,	Year ended December 31,
Company/Index	2009	2010	2011	2012	2013	2014
Stamps.com Inc.	$100.00	$147.22	$333.44	$321.57	$537.23	$612.39
NASDAQ Market Index	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
NASDAQ Internet Index	$100.00	$134.31	$135.01	$162.12	$268.24	$265.01

Holders

As of February 27, 2015, there were approximately 385 stockholders of record and 16,318,208 shares of our common stock outstanding.

Dividend Policy

We did not pay any dividends during 2013 or 2014.

Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to shares of our common stock that may be issued under our existing stock incentive plans, all of which were approved by our stockholders:

Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under the equity compensation plans (excluding shares reflected in column (a))
806,327	$28.91	206,711

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during 2014, except that as previously disclosed on a Current Report on Form 8-K, the acquisition of Acutane LLC involved the potential issuance of a maximum of 768,900 earn out shares.  The potential issuance of such shares was exempt from the registration provisions of the 1933 Act by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder..

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the fourth quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
October 1, 2014 – October 31, 2014	—	—	—	$37,150
November 1, 2014 – November 30, 2014	—	—	—	$37,150
December 1, 2014 – December 31, 2014	—	—	—	$37,150

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

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Mailing and Shipping revenue	$141,796	$123,108	$110,003	$93,321	$78,355
PhotoStamps revenue	5,450	4,710	5,651	8,258	7,162
Other revenue	23	1	7	6	27
Total revenues	147,269	127,819	115,661	101,585	85,544
Cost and expenses:
Cost of revenues	32,906	27,500	27,756	26,212	23,684
Research and development	13,309	10,958	10,243	9,395	9,420
Sales and marketing	43,659	39,449	38,755	34,569	31,174
General and administrative	25,147	15,794	14,749	14,181	25,012
Contingent consideration charges	8,438	—	—	—	—
Income from operations	23,810	34,118	24,157	17,228	1,465
Interest and other income, net	375	480	541	562	756
Non-operating asset write-off	—	—	—	—	634
Income tax (benefit) expense	(12,697)	(9,555)	(13,859)	(8,475)	(3,945)
Net income	$36,882	$44,153	$38,557	$26,265	$5,532
Basic net income per share	$2.30	$2.81	$2.40	$1.78	$0.38
Diluted net income per share	$2.25	$2.71	$2.30	$1.73	$0.38
Weighted average shares outstanding used in basic per-share calculation	16,011	15,691	16,079	14,767	14,529
Weighted average shares outstanding used in diluted per-share calculation	16,417	16,298	16,793	15,168	14,685
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$2.00

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(in thousands)
Cash, cash equivalents, restricted cash and investments	$57,630	$87,210	$46,619	$69,363	$35,299
Working capital	31,901	81,890	38,035	57,953	16,041
Total assets	254,731	187,118	130,852	107,980	57,442
Total stockholders’ equity	205,031	171,765	112,954	94,007	44,238

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Stamps.com® is the leading provider of Internet-based postage solutions.  Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others.  Customers using our service receive discounted postage rates compared to USPS retail rates on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers.  We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999.  In addition, we now offer multi-carrier shipping solutions under the brand names ShipStation and ShipWorks as a result of our recent acquisitions.

Mailing and Shipping Business References

When we refer to our “Mailing and shipping business”, we are referring to our Mailing and Shipping Services and Integrations, Mailing & Shipping Supplies Store, Branded Insurance offering and Multi Carrier Services. We do not include our PhotoStamps business when we refer to our mailing and shipping business.

When we refer to our "Core mailing and shipping business", we are referring to the portion of our mailing and shipping business targeting our small business, enterprise and high volume shipping customers acquired through our Core mailing and shipping marketing channels which include partnerships, online advertising, direct mail, direct sales, traditional media advertising and others.

When we refer to our "Non-Core mailing and shipping business", we are referring to the portion of our mailing and shipping business that targets a more consumer oriented customer through the online enhanced promotion marketing channel. In the online enhanced promotion marketing channel, we work with various companies to advertise our service in a variety of sites on the Internet. These companies typically offer an additional promotion (beyond what we typically offer) directly to the customer in order to get the customer to try our service and we find that this channel attracts more consumer oriented customers.

When we refer to our “Mailing and shipping revenue”, we are referring to our service, product and insurance revenue generated by all of our mailing and shipping customers.

When we refer to our “Core mailing and shipping revenue”, we are referring to the portion of the service, product and insurance revenue that was generated by customers who were acquired through our Core mailing and shipping marketing channels.

When we refer to our “Non-Core mailing and shipping revenue”, we are referring to the portion of the service, product and insurance revenue that was generated by customers who were acquired through our online enhanced promotion marketing channel. Within our mailing and shipping business, we believe it is useful to discuss our Core mailing and shipping business separately from our Non-Core mailing and shipping business because each business targets and typically serves different customer segments and utilizes different marketing channels to acquire those customers. As a result of these differences, the Core and Non-Core mailing and shipping businesses typically experience different customer and financial metrics results and trends which are best discussed separately from each other.

Acquisitions

On June 10, 2014, we acquired 100% of the outstanding equity of Auctane LLC, which operates ShipStation, in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brands ShipStation and Auctane.  ShipStation is a leading web-based shipping software solution that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShipStation supports automatic order importing from over 50 shopping carts and marketplaces, including eBay, Amazon, Shopify, Bigcommerce, Volusion, Squarespace and others.  ShipStation offers multi-carrier shipping options, and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive Inc, which operates ShipWorks, in a cash transaction.  ShipWorks based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software that provides simple, powerful and easy to use solutions for online sellers. ShipWorks solutions integrate with over 50 popular online sales and marketplaces systems including eBay, PayPal, Amazon, Yahoo! and others.  ShipWorks offers multi-carrier shipping options and features including sending email notifications to buyers, updating online order status, generating reports and many more.

The acquisitions of ShipStation and ShipWorks represent a significant strategic investment in our high volume and e-commerce shipping business.  Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the year ended December 31, 2014 includes operations of ShipStation from the period June 10, 2014 through December 31, 2014 and ShipWorks from the period August 29, 2014 through December 31, 2014.  Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Years Ended December 31, 2014 and 2013

Total revenue increased 15% to $147.3 million in 2014 from $127.8 million in 2013. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $141.8 million in 2014, an increase of 15% from $123.1 million in 2013. PhotoStamps revenue increased 16% to $5.4 million in 2014 from $4.7 million in 2013.

The following table sets forth the breakdown of revenue for 2014 and 2013 and the resulting percent change (revenue in thousands):

	2014	2013	% Change
Revenues
Service	$115,696	$99,013	17%
Product	16,883	16,580	2%
Insurance	9,217	7,515	23%
Mailing and Shipping Revenue	141,796	123,108	15%
PhotoStamps	5,450	4,710	16%
Other	23	1	2200%
Total revenues	147,269	127,819	15%

Core mailing and shipping revenue in 2014 was $139.7 million, an increase of 16% from $120.2 million in 2013.  Non-Core mailing and shipping revenue in 2014 was $2.1 million, a decrease of 26% from $2.9 million in 2013.

The following table sets forth the breakdown of mailing and shipping revenue, which includes Core mailing and shipping revenue and Non-Core mailing and shipping revenue for 2014 and 2013 and the resulting percent change (revenue in thousands):

	2014	2013	% Change

Core Mailing and Shipping Revenue	$139,672	$120,232	16%
Non-Core Mailing and Shipping Revenue	2,124	2,876	(26%)
Mailing and Shipping Revenue	141,796	123,108	15%

The increase in Core mailing and shipping revenue was driven by both an increase in annual average paid customers and an increase in annual average revenue per paid customer. Annual average paid customers increased 7% to 500,000 in 2014 from 466,000 in 2013.  Annual average revenue per paid customer increased 8% to $280 in 2014 from $258 in 2013.  The decrease in Non-Core mailing and shipping revenue was primarily attributable to lower marketing spend in the online enhanced promotion channel.  We expect Non-Core mailing and shipping revenue will continue to be down in 2015 compared to 2014 as we expect to continue to minimize investments in these areas of our business.

We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.

The following table sets forth the number of paid customers in the period for our Core mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average

2014	492	492	500	514	500
2013	465	467	464	468	466

The following table sets forth the growth in paid customers and average annual revenue per paid customer for our Core mailing and shipping business (in thousands except average annual revenue per paid customer):

	2014	2013	% Change

Average paid customers for the year	500	466	7%
Average annual revenue per paid customer	$280	$258	8%
Core Mailing and Shipping Revenue	$139,672	$120,232	16%

The increase in paid customers is primarily driven by (1) a higher number of Stamps.com new paid customers compared to the prior year as a result of our increased spending in Core mailing and shipping marketing channels, (2) the addition of new paid customers from ShipStation and ShipWorks as a result of our acquisitions in 2014, and (3) our customer churn rates remained at levels that were consistent with the prior year.

For our Core Mailing and Shipping Business, our average annual and monthly Core mailing and shipping revenue per paid customer in 2014 was $280 and $23.27, respectively, which increased by 8% compared to $258 and $21.51, respectively, in 2013.  The increase in average revenue per paid customer (“ARPU”) was primarily the result of the addition of new paid customers from our acquisitions of ShipStation and ShipWorks where the ARPU for those newly acquired paid customers is higher as compared to the ARPU from the existing Stamps.com small business customers as well as growth in Stamps.com’s high volume shipping business.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	2014	2013
Revenues
Service	$115,696	$99,013
Product	16,883	16,580
Insurance	9,217	7,515
PhotoStamps	5,450	4,710
Other	23	1
Total revenues	$147,269	$127,819
Revenue as a percentage of total revenues
Service	79%	77%
Product	11%	13%
Insurance	6%	6%
PhotoStamps	4%	4%
Other	0%	0%
Total revenues	100%	100%

Our revenue is derived primarily from five sources: (1) service and transaction revenues related to our mailing and shipping services; (2) product revenue from the direct sale of consumables and supplies through our Supplies Store; (3) package insurance revenue from our branded insurance offerings; (4) PhotoStamps revenue from the sale of PhotoStamps postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers.

Service revenue increased 17% to $115.7 million in 2014 from $99.0 million in 2013. The 17% increase in service revenue primarily consisted of a 18% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 27%. The 18% increase in our Core mailing and shipping service revenue consisted of a 7% increase in our annual average paid customers and 10% increase in our annual average revenue per paid customer.

Product revenue increased 2% to $16.9 million in 2014 from $16.6 million in 2013. The increase was primarily attributable to the following: (1) increase in label sales; (2) growth in our paid customer base; (3) the postal rate increase in January 2014, which generated incremental label sales for the period of time around the rate increase; (4) marketing our Supplies Store to our existing customer base; and (5) growth in postage printed, which helps drive sales of consumable supplies such as labels. Total postage printed by customers using our service in 2014 was $1.8 billion, a 13% increase from the $1.6 billion printed in 2013.

Insurance revenue increased 23% to $9.2 million in 2014 from $7.5 million in 2013. The increase in insurance revenue was primarily attributable to increased package insurance purchases as a result of our growth in packages shipped.  Growth in packages shipped was attributable to both organic growth through Stamps.com’s mailing and shipping solutions as well as our recent acquisitions whose solutions target shipping customers who are more likely than mailing customers to purchase insurance.

PhotoStamps revenue increased 16% to $5.4 million in 2014 from $4.7 million in 2013.  The increase was primarily attributable to an increase in high volume business orders which have become a higher percentage of PhotoStamps revenue but are less predictable and create greater fluctuations in our PhotoStamps revenue numbers.  The increase in PhotoStamps revenue was partially offset by a decrease in PhotoStamps revenue from orders placed through our website. The decrease in revenue from website orders is primarily attributable to a reduction in our PhotoStamps sales and marketing spending in 2014 compared with that of 2013, and we plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business. Total PhotoStamps sheets shipped in 2014 increased 31% to 338,000 compared to 257,000 in 2013 and average revenue per PhotoStamps sheet shipped decreased 12% to $16.14 in 2014 compared to $18.30 in 2013.  The increase in sheets shipped and decrease in average revenue per PhotoStamps sheet were both primarily attributable to increased business orders which sell in larger sheet volumes but typically have a lower price per sheet.  We expect PhotoStamps revenue could decrease in 2015 compared to 2014 as it could be challenging to repeat the same level of non-recurring high volume business orders in 2015 as we achieved in 2014.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated (in thousands except percentage):

	2014	2013
Cost of Revenues
Service	$19,687	$15,422
Product	5,516	5,694
Insurance	3,210	2,685
PhotoStamps	4,493	3,699
Total cost of revenues	$32,906	$27,500
Cost as percentage of associated revenue
Service	17%	16%
Product	33%	34%
Insurance	35%	36%
PhotoStamps	82%	79%
Total cost as a percentage of total revenues	22%	22%

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

Cost of service revenue increased 28% to $19.7 million in 2014 from $15.4 million in 2013. The increase in cost of service revenue is primarily attributable to higher customer service cost to support our growing customer base, higher promotional expense and higher variable costs associated with our growth in revenue.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense increased 28% to $3.1 million in 2014 from $2.4 million in 2013. The increase in promotion expense in 2014 is primarily due to higher customer acquisition in and an adjustment to our redemption assumption in 2013.

Cost of product revenue decreased 3% to $5.5 million in 2014 from $5.7 million in 2013.  Cost of product revenue as a percentage of product revenue decreased from 34% in 2013 to 33% in 2014.  The decrease in cost of product revenue was primarily attributable to decreased fulfillment costs.

Cost of insurance revenue increased 20% to $3.2 million in 2014 from $2.7 million in 2013. The percentage increase in cost of insurance revenue was consistent with the percentage increase in insurance revenue. Cost of insurance revenue as a percentage of insurance revenue decreased from 36% in 2013 to 35% in 2014.  The increase in cost of insurance revenue was consistent with the increase in insurance revenue.

Cost of PhotoStamps revenue increased 21% to $4.5 million in 2014 from $3.7 million in 2013. Cost of PhotoStamps revenue as a percentage of PhotoStamps revenue increased from 79% in 2013 to 82% in 2014.  The increase was primarily attributable to the increase in PhotoStamps revenue from high volume business orders.  The decrease in PhotoStamps revenue as a percentage of PhotoStamps revenue is primarily due to higher high volume business orders compared to PhotoStamps orders through our website in 2014.  High volume business orders have a lower average revenue per PhotoStamps sheet than website orders but have the same associated costs.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	2014	2013
Operating Expenses:
Sales and marketing	$43,659	$39,449
Research and development	13,309	10,958
General and administrative	25,147	15,794
Contingent consideration charges	8,438	-
Total operating expenses	$90,553	$66,201
Operating expenses as a percentage of total revenue:
Sales and marketing	30%	31%
Research and development	9%	9%
General and administrative	17%	12%
Contingent consideration charges	6%	-
Total operating expenses	61%	52%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 11% to $43.7 million in 2014 from $39.5 million in 2013. The increase is primarily due to the addition of sales and marketing expense from our ShipStation and ShipWorks acquisitions as well as the increased marketing spending as we continued to focus on acquiring customers in our Core mailing and shipping business while spending in our Non-Core mailing and shipping and PhotoStamps businesses both decreased compared to 2013. Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 21% to $13.3 million in 2014 from $11.0 million in 2013. The increase is primarily due to the addition of research and development expense from our ShipStation and ShipWorks acquisitions as well as an increase in headcount-related expenses to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets.  General and administrative expense increased 59% to $25.1 million in 2014 from $15.8 million in 2013. General and administrative expense as a percentage of revenue increased to 17% in 2014 from 12% in 2013.  The increase, both on an absolute basis and as a percentage of revenue, is primarily attributable to (1) the addition of general and administrative expense from our ShipStation and ShipWorks acquisitions as well as increase in headcount related expenses (2) headcount and infrastructure investments to support our multi-subsidiary structure post acquisitions as well as the growth in the business, (3) increased corporate legal expenses not related to our acquisitions (4) the inclusion of acquisition related legal and accounting related expenses and (5) the amortization of acquired intangibles in 2014 that we did not have in 2013.

Contingent consideration charges

Contingent consideration charges are attributable to the change in the fair value of our contingent consideration liability related to the acquisition of ShipStation and were $8.4 million in 2014.  We did not have this charge in 2013.  See Note 3 – “Acquisition” in our Notes to Consolidated Financial Statements for further description of our contingent consideration liability related to the acquisition of ShipStation.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net decreased 22% to $375,000 in 2014 from $480,000 in 2013.  The decrease is primarily due to (1) lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments and (2) lower cash and investment balances as a result of the use of cash for the acquisitions of ShipStation and ShipWorks.

Provision for Income Taxes

In 2014, our net income tax benefit consisted of an income tax benefit resulting from the release of our valuation allowance offset by current income tax expense consisting of federal and state alternative minimum taxes.   On June 10, 2014 we completed our acquisition of ShipStation.  On August 29, 2014 we completed our acquisition of ShipWorks.  Based on these discrete events, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarter of 2014, respectively.  After analyzing our deferred tax assets including our remaining tax loss carry-forward and completing our forecast of future income taking into consideration the potential synergies of our acquisitions, we believe we have met the more likely than not threshold that we will be able to utilize our remaining tax loss carry-forwards in the foreseeable future.  As a result we released the remaining valuation allowance of approximately $9.6 million during the fourth quarter of 2014.  During 2014 we recorded current income tax expense for alternative minimum federal and state taxes of $856,000 and income tax benefit for the release of our valuation allowance totaling approximately $13.6 million, totaling to a net income tax benefit of $12.7 million, an increase of 33% compared to net income tax benefit of $9.6 million in 2013.  The increase in net income tax benefit is primarily due to the increase in our valuation allowance release offset by the increase in our current tax expense as a result of the increase in our taxable income.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence, including our recent earning trend and expected future income. As of December 31, 2014, we no longer have any valuation allowance against our gross deferred tax assets.

Expectations for 2015

We expect the following trends for 2015:

•	We expect fiscal 2015 revenue to be in the range between $160 million and $180 million.

•	We expect growth in Core mailing and shipping revenue to be up in the mid-teens to lower twenties percent range in 2015 compared to 2014.

•	We expect Non-Core mailing and shipping revenue will continue to be down in 2015 compared to 2014 as we expect to continue to minimize investments in these areas of our business.

•	We expect PhotoStamps revenue could be down in 2015 compared to 2014, possibly by as much as 25%, as we expect it could be challenging to repeat the same level of high volume business orders in 2015 as we saw in 2014.

•	We are targeting customer acquisition spend in our Core mailing and shipping business including ShipStation and ShipWorks to be up between 10% to 20% in 2015 compared to 2014. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly.

•	We expect capital expenditures for the business to be between $2.0 million and $3.0 million.

As discussed above, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 1 of Part I of this Report and the risks and other factors set forth in Item 1A “Risk Factors”.  Our business has grown through acquisition during 2014, however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Years Ended December 31, 2013 and 2012

Total revenue increased 11% to $127.8 million in 2013 from $115.7 million in 2012. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $123.1 million in 2013, an increase of 12% from $110.0 million in 2012. PhotoStamps revenue decreased 17% to $4.7 million in 2013 from $5.7 million in 2012. Other revenue decreased 86% to $1,000 in 2013 from $7,000 in 2012.

The following table sets forth the breakdown of revenue for 2013 and 2012 and the resulting percent change (revenue in thousands):

	2013	2012	% Change
Revenues
Service	$99,013	$88,173	12%
Product	16,580	14,710	13%
Insurance	7,515	7,120	6%
Mailing and Shipping Revenue	123,108	110,003	12%
PhotoStamps Revenue	4,710	5,651	(17%)
Other	1	7	(86%)
Total revenues	127,819	115,661	11%

Core mailing and shipping revenue in 2013 was $120.2 million, an increase of 12% from $107.0 million in 2012.  Non-Core mailing and shipping revenue in 2013 was $2.9 million, a decrease of 5% from $3.0 million in 2012.

The following table sets forth the breakdown of mailing and shipping revenue, which includes Core mailing and shipping revenue and Non-Core mailing and shipping revenue for 2013 and 2012 and the resulting percent change (revenue in thousands):

	2013	2012	% Change

Core Mailing and Shipping Revenue	$120,232	$106,979	12%
Non-Core Mailing and Shipping Revenue	2,876	3,024	(5%)
Mailing and Shipping Revenue	123,108	110,003	12%

The increase in Core mailing and shipping revenue was primarily attributable to an increase in paid customers. Annual average paid customers increased 11% to 466,000 in 2013 from 421,000 in 2012.  The decrease in Non-Core mailing and shipping revenue was primarily attributable to lower marketing spend in the online enhanced promotion channel.

We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.

The following table sets forth the number of paid customers in the period for our Core mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average

2013	465	467	464	468	466
2012	413	418	419	435	421

The following table sets forth the growth in paid customers and average annual revenue per paid customer for our Core mailing and shipping business (in thousands except average annual revenue per paid customer):

	2013	2012	% Change

Average paid customers for the year	466	421	11%
Average annual revenue per paid customer	$258	$254	2%
Core Mailing and Shipping Revenue	$120,232	$106,979	12%

The increase in paid customers is primarily driven by an increased number of new customers acquired, which was driven by our increased spend in Core mailing and shipping marketing channels, while our lost customer churn rates remained at levels that were consistent with the prior year.

For our Core Mailing and Shipping Business, our average annual and monthly Core mailing and shipping revenue per paid customer in 2013 was $258 and $21.51 respectively, which increased by 2% compared to $254 and $21.18, respectively in 2012.  The increase in average revenue per paid customer was primarily attributable to higher service revenue per paid customer from our high volume shipping and enterprise customers and higher store revenue per paid customer from increased sales of NetStamps labels; partially offset by a reduction in revenue per paid customer from our Amazon partnership.

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

Our revenue is derived primarily from five sources: (1) service revenue from subscription, transaction and other fees related to our mailing and shipping services and integrations; (2) product revenue from the direct sale of consumables and supplies through our Supplies Store; (3) insurance revenue from the sale of package insurance to our customers; (4) PhotoStamps revenue from selling sheets of PhotoStamps postage; and (5) other revenue, consisting primarily of advertising revenue derived from advertising programs with our existing customers.

Service revenue increased 12% to $99.0 million in 2013 from $88.2 million in 2012. The 12% increase in service revenue in 2013 consisted of a 12% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 5%. The 12% increase in our Core mailing and shipping service revenue consisted of an 11% increase in our annual average paid customers and a 2% increase in our annual average revenue per paid customer.

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

Cost of service revenue decreased 2% to $15.4 million in 2013 from $15.7 million in 2012. The decrease in cost of service revenue is primarily attributable to lower promotional expense as a result of a decrease in our coupon redemption rate, partially offset by higher system operating costs, credit card processing fees and customer service costs reflecting the growth in our business and our associated investments to support that growth.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion, while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense decreased 32% to $2.4 million in 2013 from $3.5 million in 2012. The decrease in promotional expense is primarily attributable to fewer customers acquired and to lower coupon redemption rates.

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

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 2% to $39.5 million in 2013 from $38.8 million in 2012. The increase is primarily due to increased marketing spending to acquire customers in our Core mailing and shipping business while spending in our Non-Core mailing and shipping and PhotoStamps business both decreased compared to 2012. Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.  Sales and marketing expenses as a percent of total revenue decreased from 34% in 2012 to 31% in 2013 as revenue grew at a faster pace than sales and marketing expenses.  The decrease is primarily attributable to sales and marketing spend not increasing as much as originally planned due to a more competitive environment in the traditional advertising and online marketing areas in 2013 as compared to 2012.

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

Liquidity and Capital Resources

As of December 31, 2014 and 2013, we had $58 million and $87 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was approximately $52 million and $36 million in 2014 and 2013, respectively. The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue and changes in our operating assets and liabilities.

Net cash used in investing activities was approximately $69 million and $9 million in 2014 and 2013, respectively.  The increase in net cash used in investing activities was primarily due to the acquisition of ShipStation and ShipWorks (see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements).

Net cash used in financing activities was approximately $8 million in 2014.  Net cash provided by financing activities was approximately $10 million in 2013. The increase in net cash used in financing activities is primarily due to the increase of stock purchased through our stock repurchase program, partially offset by the decrease in proceeds from employee stock options exercises.

The following table is a schedule of our significant contractual obligations and commercial commitments, which consist only of future minimum lease payment under operating leases as of December 31, 2014 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2015	$502
2016	261
2017	266
2018	271
Thereafter	—

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Section 382 Update

We currently have federal and state NOL carry-forwards of approximately $165 million and $8 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period.  We estimate that as of December 31, 2014 we were at approximately 11% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of February 27, 2015, we had 16,318,208 shares outstanding, and therefore ownership of approximately 815,000 shares or more would currently constitute a “5% shareholder”.  We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Critical Accounting Policies and Judgments

General

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies, litigation and goodwill and intangibles acquired relating to our acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Customers typically pay face value for postage purchased for use through our mailing and shipping software, and the funds are transferred directly from the customers to the United States Postal Service (“USPS”). We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2014 and 2013.

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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. PhotoStamps retail box breakage revenue during 2014 and 2013 was not significant to our consolidated financial statements.

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  Goodwill is not subject to amortization and is tested annually for impairment, and tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  In connection with our goodwill impairment analysis performed annually in our fourth quarter, we first assess qualitative factors to determine whether events or circumstances indicate that the fair value of our reporting unit is less than their carrying value. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the two-step impairment test. The first step of the two-step impairment analysis is to determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We determine the fair value of the reporting unit using the discounted cash flow approach and a market based approach. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. To the extent the implied fair value of goodwill of the reporting unit is less than its carrying amount we would be required to recognize an impairment loss. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts and discount rates.

Acquired trademarks, patents and other intangibles include both amortizable and non-amortizable assets and are included in intangible assets, net in the accompanying consolidated balance sheets. Intangible assets are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.  Amortization of amortizable intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from approximately 4 to 17 years. Long lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  See Note 3 – “Acquisitions” on our Notes to Consolidated Financial Statements for further discussion of intangible assets we acquired in connection with our acquisitions of ShipStation and ShipWorks.

Contingent Consideration

Under Financial Accounting Standards Board (“FASB”) ASC Topic No. 805 Business Combination (“ASC 805”), we are required to re-measure the fair value of the contingent consideration relating to our acquisition of ShipStation at each reporting period.  The fair value of the contingent consideration was approximately $25 million as of December 31, 2014.  The fair value of the contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.  Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impact the discount rate used in the fair valuation. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given reporting period.  See Note 3 – “Acquisitions” on our Notes to Consolidated Financial Statements for further discussion of our contingent consideration relating to ShipStation.

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

Promotional Expense

New mailing and shipping customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. We account for our promotional expense in accordance with Accounting Standard Codification (“ASC”) 605-50-25, “Recognition – Vendor’s Accounting for Consideration Given to a Customer”, by recognizing a liability for promotional expense based on estimated amounts that will be claimed by customers unless the liability for promotional expense cannot be reasonable and reliably estimated.  This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data.  We periodically review our historical redemption rates and adjust, if necessary, our estimated redemption rates for future periods. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer’s lifetime.

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

Based on our evaluation of these factors, we reduced our valuation allowances in 2014 and 2013. The portion credited to the income statement was approximately $13.9 million and $9.7 million, respectively. As of December 31, 2014, we no longer have any valuation allowance against our gross deferred tax assets as we believe we have met the more likely than not threshold that we will be able to utilize our tax loss carry-forwards in the foreseeable future. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that additional deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

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

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 379 days at December 31, 2014. Our cash equivalents and investments approximated $58 million and had a weighted average interest rate of 0.81%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2014.  Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Auctane, LLC and Interapptive, Inc., which are included in the 2014 consolidated financial statement of Stamps.com Inc. and subsidiaries and together constituted 36% of total assets as of December 31, 2014 and 6% and 3% of revenues and net income, respectively, for the year then ended.  Securities and Exchange Commission guidelines permit companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2014, which is included herein.

Changes in internal controls

During the quarter ended December 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and subsidiaries

We have audited Stamps.com Inc. and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Stamps.com Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting appearing under item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Auctane, LLC and Interapptive, Inc. which are included in the 2014 consolidated financial statements of Stamps.com Inc. and subsidiaries and together constituted 36% of total assets as of December 31, 2014 and 6% and 3% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Stamps.com Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Auctane, LLC and Interapptive, Inc.

In our opinion, Stamps.com Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stamps.com Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Stamps.com Inc. and subsidiaries and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 16, 2015

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference herein to our proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference herein to our proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference herein to our proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

1.         Financial Statements.  Our following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

Stamps.com Inc. and Subsidiaries Financial Statements

2.         Financial Statement Schedules.  All of our financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

3.         Exhibits.  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.(11)

3.2	Bylaws of the Company.(3)

3.3	Resolution Amending Bylaws of Stamps.com Inc. (13)

4.1	Specimen common stock certificate.(4)

10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)

10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)

10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2) +++

10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7) +++

10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6) +++

10.6	Form of Amended and Restated Indemnification Agreement between the Company and its directors and officers.(18) +++

10.7+	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (8)

Exhibit Number	Description

10.8++	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc. (9)

10.9	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5) +++

10.10	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5) +++

10.11	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++

10.12	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5) +++

10.13	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5) +++

10.14	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++

10.15	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5) +++

10.16	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5) +++

10.17	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5) +++

10.18	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5) +++

10.19	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5) +++

10.20	Stock Purchase Agreement (12) +++

10.21	2010 Equity Incentive Plan.(13) +++

10.22	Form of Stock Option Agreement.(14) +++

10.23	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)

10.24	Agreement of Purchase And Sale and Joint Escrow Instructions.(16)

14	Code of Ethics.(10)

21	List of Subsidiaries: PhotoStamps Inc., a California corporation; Auctane LLC, a Texas limited liability company; Interapptive inc., a Missouri corporation.

23.1	Consent of Ernst & Young LLP.(17)

24.1	Power of Attorney by G. Bradford Jones.(17)

24.2	Power of Attorney by Mohan Ananda.(17)

24.3	Power of Attorney by Lloyd I. Miller.(17)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(17)

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(17)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17) (furnished, not filed)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17) (furnished, not filed)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).

(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).

(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 7, 1999 (File No. 333-77025).

(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).

(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003 (File No. 000-26427).

(9)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004 (File No. 000-26427).

(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 (File No. 000-26427).

(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-26427).

(12)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 (File No. 000-26427).

(13)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2010 (File No. 000-26427).

(14)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 2010 (File No. 333-168360).

(15)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010 (File No. 000-26427).

(16)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (File No. 000-26427).

(17)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

(18)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 29, 2014 (File No. 000-26427).

+	Confidential treatment requested and received as to certain portions.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stamps.com Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stamps.com Inc. and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 16, 2015

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$40,933	$66,674
Short-term investments	6,482	6,524
Accounts receivable, net	12,325	17,504
Deferred income taxes	2,143	—
Other current assets	6,071	6,541
Total current assets	67,954	97,243

Property and equipment, net	30,427	29,763
Goodwill	66,893	—
Intangible assets, net	19,570	1,047
Long-term investments	10,215	14,012
Deferred income taxes	51,673	40,262
Other assets	7,999	4,791
Total assets	$254,731	$187,118

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,521	$13,928
Deferred revenue	2,164	1,425
Contingent consideration, current	9,225	—
Total current liabilities	33,910	15,353
Contingent consideration, long-term	15,790	—
Total liabilities	49,700	15,353

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value Authorized shares: 47,500 in 2014 and 2013 Issued shares: 28,763 in 2014 and 28,518 in 2013 Outstanding shares: 15,997 in 2014 and 16,187 in 2013	51	51
Additional paid-in capital	678,075	668,724
Treasury stock, at cost, 12,766 shares in 2014 and 12,331 shares in 2013	(172,410)	(159,522)
Accumulated deficit	(300,746)	(337,628)
Accumulated other comprehensive income	61	140
Total stockholders’ equity	205,031	171,765
Total liabilities and stockholders’ equity	$254,731	$187,118

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Service	$115,696	$99,013	$88,173
Product	16,883	16,580	14,710
Insurance	9,217	7,515	7,120
PhotoStamps	5,450	4,710	5,651
Other	23	1	7
Total revenues	147,269	127,819	115,661
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	19,687	15,422	15,720
Product	5,516	5,694	5,435
Insurance	3,210	2,685	2,334
PhotoStamps	4,493	3,699	4,267
Total cost of revenues	32,906	27,500	27,756
Gross profit	114,363	100,319	87,905
Operating expenses:
Sales and marketing	43,659	39,449	38,755
Research and development	13,309	10,958	10,243
General and administrative	25,147	15,794	14,750
Contingent consideration charges	8,438	—	—
Total operating expenses	90,553	66,201	63,748
Income from operations	23,810	34,118	24,157
Interest income and other income, net	375	480	541
Income before taxes	24,185	34,598	24,698
Benefit for income taxes	(12,697)	(9,555)	(13,859)
Net income	$36,882	$44,153	$38,557
Net income per share:
Basic	$2.30	$2.81	$2.40
Diluted	$2.25	$2.71	$2.30
Weighted average shares outstanding:
Basic	16,011	15,691	16,079
Diluted	16,417	16,298	16,793

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$36,882	$44,153	$38,557
Other comprehensive income, net of tax:
Unrealized loss on investments	(79)	(111)	(34)
Comprehensive income	$36,803	$44,042	$38,523

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2011	16,163	$49	$637,483	$(123,472)	$(420,338)	$285	$94,007
Net income	—	—	—	—	38,557	—	38,557
Unrealized loss on investments	—	—	—	—	—	(34)	(34)
Stock-based compensation expense	—	—	3,991	—	—	—	3,991
Exercise of stock options	560	1	7,305	—	—	—	7,306
Shares issued under the ESPP	56	—	915	—	—	—	915
Stock repurchase	(1,460)	—	—	(31,788)	—	—	(31,788)
Balance at December 31, 2012	15,319	$50	$649,694	$(155,260)	$(381,781)	$251	$112,954
Net income	—	—	—	—	44,153	—	44,153
Unrealized loss on investments	—	—	—	—	—	(111)	(111)
Stock-based compensation expense	—	—	4,492	—	—	—	4,492
Exercise of stock options	991	1	13,424	—	—	—	13,425
Shares issued under the ESPP	56	—	1,114	—	—	—	1,114
Stock repurchase	(179)	—	—	(4,262)	—	—	(4,262)
Balance at December 31, 2013	16,187	$51	$668,724	$(159,522)	$(337,628)	$140	$171,765
Net income	—	—	—	—	36,882	—	36,882
Unrealized loss on investments	—	—	—	—	—	(79)	(79)
Stock-based compensation expense	—	—	4,799	—	—	—	4,799
Exercise of stock options	203	—	3,314	—	—	—	3,314
Shares issued under the ESPP	42	—	1,238	—	—	—	1,238
Stock repurchase	(435)	—	—	(12,888)	—	—	(12,888)
Balance at December 31, 2014	15,997	$51	$678,075	$(172,410)	$(300,746)	$61	$205,031

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$36,882	$44,153	$38,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,833	2,538	1,649
Stock-based compensation expense	4,799	4,492	3,991
Deferred income taxes	(13,554)	(9,713)	(14,424)
Contingent consideration, including related compensation expense	8,773	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	5,787	(3,072)	(3,966)
Other current assets	557	(834)	110
Other assets	(3,208)	(1,034)	(209)
Deferred revenue	210	(107)	(366)
Accounts payable and accrued expenses	6,646	(667)	1,948
Net cash provided by operating activities	51,725	35,756	27,290
Investing activities:
Sale of short-term investments	6,556	6,159	1,621
Purchase of short-term investments	(6,536)	(6,454)	(6,473)
Sale of long-term investments	6,627	6,949	8,254
Purchase of long-term investments	(2,887)	(10,258)	(5,703)
Acquisition of ShipStation (net of cash acquired)	(48,883)	—	—
Acquisition of ShipWorks (net of cash acquired)	(21,149)	—	—
Release of restricted cash	—	—	500
Acquisition of property, equipment and intangibles	(2,858)	(5,282)	(26,481)
Net cash used in investing activities	(69,130)	(8,886)	(28,282)
Financing activities:
Proceeds from exercise of stock options	3,314	13,425	7,306
Issuance of common stock under ESPP	1,238	1,114	915
Repurchase of common stock	(12,888)	(4,311)	(31,740)
Net cash (used in) provided by financing activities	(8,336)	10,228	(23,519)
Net (decrease) increase in cash and cash equivalents	(25,741)	37,098	(24,511)
Cash and cash equivalents at beginning of period	66,674	29,576	54,087
Cash and cash equivalents at end of period	$40,933	$66,674	$29,576

Supplemental cash flow information:
Income taxes paid during the period	$856	$362	$221
Capital expenditure accrued but not paid at period end	$6	$572	$2,294
Treasury stock accrued but not paid at period end	—	—	$49

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Stamps.com Inc. and Subsidiaries (“the Company” or “we”) are the leading provider of Internet-based postage solutions.  Our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (the “USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others. Customers using our service receive discounted postage rates compared to USPS retail rates on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers.  We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999.  In addition, we now offer multi-carrier shipping solutions under the brand names ShipStation and ShipWorks as a result of our recent acquisitions.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc., Auctane LLC, Interapptive, Inc. and PhotoStamps Inc.  In June 2014, we completed our acquisition of 100% of the outstanding equity of Auctane LLC, the Texas limited liability company that operates ShipStation (“Auctane LLC” or “ShipStation”) in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brands ShipStation and Auctane.  In August 2014, we completed our acquisition of 100% of the outstanding equity of Interapptive, Inc., the Missouri corporation that operates ShipWorks (“Interapptive, Inc.” or “ShipWorks”) in a cash transaction.  ShipWorks, based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software.  See Note 3 – “Acquisitions” for further discussion of our acquisitions.

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

Use of Estimates and Risk Management

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, the number of PhotoStamps retail boxes that will not be redeemed, deferred income taxes, the estimates and assumptions used to calculate the allocation of the purchase price related to our acquisitions, including related contingent consideration, and estimates regarding the useful lives of our building, patents and other amortizable intangible assets.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Equivalents and Investments

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Our cash equivalents and investments consisted of money market funds, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2014 and 2013. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are included as a separate component of stockholders' equity.

Accounts Receivable

Our accounts receivable relate to mailing and shipping services, PhotoStamps sales, and branded insurance provided to customers prior to billing and other receivables. Accounts receivable are recorded at the invoiced amount, net of allowances for uncollectible accounts of approximately $414,000 and $283,000 as of December 31, 2014 and 2013.

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

Increases in allowance for doubtful accounts totaled approximately $131,000 and $44,000 for 2014 and 2013, respectively. There were no material write offs against the allowance for doubtful accounts during 2014 or 2013.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Certain contingent consideration may be payable by us in connection with our acquisition of ShipStation. The fair value of the contingent consideration is determined using a series of options that replicate the pay-off structure of the earn-out provision in the ShipStation transaction, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework (see Note 3 - “Acquisitions” for further description).

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

During 2014, 2013 and 2012, we did not recognize revenue from any one customer that represented 10% or more of revenues.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We do not have any customers representing 10% or more of total accounts receivable as of December 31, 2014 and 2013, respectively.  We have accounts receivable from one partner that represented approximately 17% and 55% of the total accounts receivable balance as of December 31, 2014 and 2013, respectively.

Inventories

Inventories consist of finished products sold through our supplies store and are accounted for using the lower of cost (first-in, first-out method) or market. Inventories reported as a component of other current assets in 2014 and 2013 were $2.4 million and $3.2 million, respectively.

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

On January 23, 2012, we completed the purchase of our new corporate headquarters in El Segundo, California, for an aggregate purchase price of $13.4 million of which approximately $7.2 million was allocated to land value and $5.5 million was allocated to building value. The purchase was accounted for as a business combination.  The building is being depreciated on a straight-line basis over the estimated useful life of 40 years; the land is an asset that does not get depreciated.  As a result of the purchase we also acquired existing leases of building tenants, and $700,000 of the initial purchase price was allocated to lease-in-place intangible assets and is being amortized over the remaining actual lease terms which were as long as 5.5 years.

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  We are required to test goodwill for impairment annually and whenever events or circumstances indicate the fair value of a reporting unit may be below its carrying value. Goodwill will be reviewed for impairment annually on October 1 utilizing a qualitative assessment or a two-step process.

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

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets that have indefinite useful lives are not amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives.  Intangible assets with finite lives are reviewed for impairment when events and circumstances indicate that the intangible asset might be impaired.

Intangible assets are tested for impairment, when required, using a two-step process.  The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value.  If the fair value exceeds the carrying value, no further work is required, and no impairment loss would be recognized.  If the fair value is less than the carrying value, the second step is performed. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.  Based on the ongoing evaluations performed by us, there was no impairment of intangible assets during the years ended December 31, 2014, 2013 or 2012.

Deferred Revenue

Our deferred revenue relates to service revenue and PhotoStamps retail boxes.  Deferred revenue related to our service revenue generally arises due to the timing of payment versus the provision of services for certain customers billed in advance.  We sell our PhotoStamps retail boxes to our customers through our website and selected third parties.  Proceeds from the sale of our PhotoStamps retail boxes are initially recorded as a liability when received. We record the liability for outstanding PhotoStamps retail boxes in deferred revenue.

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

Customers typically pay face value for postage purchased for use through our mailing and shipping software, and the funds are transferred directly from the customers to the USPS. We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

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

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2014, 2013 and 2012.

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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. During 2014, 2013 and 2012 PhotoStamps retail box breakage revenue was approximately $63,000, $115,000 and $260,000, respectively.

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

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. We account for our promotional expense in accordance with Accounting Standard Codification (“ASC”) 605-50-25, “Recognition – Vendor’s Accounting for Consideration Given to a Customer”, by recognizing a liability for promotional expense based on estimated amounts that will be claimed by customers unless the liability for promotional expense cannot be reasonably and reliably estimated.  This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. We periodically review our historical redemption rates and adjust, if necessary, our estimated redemption rates for future periods. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer’s lifetime. During 2014, 2013 and 2012 promotional expense was $3.1 million, $2.4 million and $3.5 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Advertising Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used.  For the years ended December 31, 2014, 2013 and 2012, advertising and tradeshow costs were $9.7 million, $10.3 million and $8.7 million, respectively.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of December 31, 2014 we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold we will realize our tax loss carry-forwards in the foreseeable future.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net income	$36,882	$44,153	$38,557

Basic - weighted average common shares	16,011	15,691	16,079
Dilutive effect of common stock equivalents	406	607	714
Diluted - weighted average common shares	16,417	16,298	16,793

Net income per share:
Basic	$2.30	$2.81	$2.40
Diluted	$2.25	$2.71	$2.30

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year ended December 31,
	2014	2013	2012
Anti-dilutive stock option shares	134	65	119

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

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2014	2013	2012
Stock-based compensation expense relating to:
Employee and director stock options	$4,473	$3,751	$3,438
Employee stock purchases	326	741	553
Total stock-based compensation expense	$4,799	$4,492	$3,991

Stock-based compensation expense relating to:
Cost of revenues	$402	$406	$325
Sales and marketing	955	864	873
Research and development	998	990	893
General and administrative	2,444	2,232	1,900
Total stock-based compensation expense	$4,799	$4,492	$3,991

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2014	2013	2012
Expected dividend yield	—	—	—
Risk-free interest rate	0.87%	0.53%	0.37%
Expected volatility	50%	48%	50%
Expected life (in years)	3.5	3.6	3.7
Expected forfeiture rate	6%	7%	7%

We elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of FASB ASC Topic No. 718 Compensation – Stock Compensation (“ASC 718”). There has been no tax benefit recognized to date from the exercise of stock options. A tax benefit will be recorded in additional paid-in capital when these deductions reduce our future income taxes payable.

Treasury Stock

During 2014, 2013 and 2012, we repurchased approximately 435,000 shares for $12.9 million, 179,000 shares for $4.3 million and 1.5 million shares for $31.8 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") for purposes of allocating resources and evaluating financial performance. The Company's CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company's operations constitute a single operating segment and one reportable segment. The Company offers similar services consisting primarily of Internet-based postage solutions to substantially all of its customers, which primarily consist of individuals, small businesses, home offices, medium-size businesses and large enterprises in the United States. Substantially all assets were held and all revenue was generated in the United States during all periods presented.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so the Company may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

3.	Acquisitions

ShipStation Acquisition and Contingent Consideration

On June 10, 2014, we acquired 100% of the outstanding equity of Auctane LLC, which operates ShipStation, in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brands ShipStation and Auctane.  ShipStation is a leading web-based shipping software solution that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShipStation supports automatic order importing from over 50 shopping carts and marketplaces, including eBay, Amazon, Shopify, Bigcommerce, Volusion, Squarespace and others.  ShipStation offers multi-carrier shipping options, and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Under the acquisition method of accounting under ASC 805, the total estimated purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The following table is the allocation of the purchase price (in thousands, except years):

	Fair Value	Fair Value	Useful Life	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$1,117
Trade accounts receivable	254
Other assets	39
Property and equipment	187
Goodwill	50,544
Identifiable intangible assets:
Trademark		$500	4
Developed technology		5,300	8
Non-compete agreement		400	4
Customer relationship		9,000	8
Total identifiable intangible assets	15,200			8
Accrued expenses and other liabilities	(835)
Deferred revenue	(264)
Total purchase price	$66,242

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Under ASC 805, we are required to re-measure the fair value of the contingent consideration at each reporting period.  The fair value of the contingent consideration for the ShipStation acquisition was $25.0 million as of December 31, 2014, an increase of $8.8 million compared to the $16.2 million as of June 30, 2014.  The $8.8 million increase in fair value consisted of $8.4 million charge recorded in contingent consideration charges and approximately $335,000 charge recorded in general and administrative compensation expense in operating expenses.   As noted above, the fair value of the contingent consideration is determined based on a probability weighted method, which incorporates management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.   Increases or decreases in the fair value of the contingent consideration can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impact the discount rate used in the fair valuation. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.

ShipWorks Acquisition

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive Inc, which operates ShipWorks, in a cash transaction.  ShipWorks, based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software that provides simple, powerful and easy to use solutions for online sellers. ShipWorks solutions integrate with over 50 popular online sales and marketplaces systems including eBay, PayPal, Amazon, Yahoo! and others.  ShipWorks offers multi-carrier shipping options and features including sending email notifications to buyers, updating online order status, generating reports and many more. During the fourth quarter, we adjusted the purchase price of ShipWorks by approximately $69,000.

We have accounted for the acquisition under the acquisition method of accounting in accordance ASC 805. The total purchase price for ShipWorks was approximately $22.1 million and was comprised of the following (in thousands, except shares):

Fair Value
Cash consideration	$21,952
Deferred consideration	181
Total purchase price	$22,133

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the acquisition method of accounting under ASC 805, the total estimated purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The following table is the allocation of the purchase price (in thousands, except years):

	Fair Value	Fair Value	Useful Life	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$803
Trade accounts receivable	353
Other assets	21
Property and equipment	1,091
Goodwill	16,349
Identifiable intangible assets:
Trademark		$200	6
Developed technology		1,700	7
Non-compete agreement		700	4
Customer relationship		2,300	6
Total identifiable intangible assets	4,900			6
Accrued expenses and other liabilities	(1,119)
Deferred revenue	(265)
Total purchase price	$22,133

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and ShipWorks.  We expect the entire amount of goodwill recorded in this acquisition will be deducted for tax purposes ratably over a 15 year period.  The identified intangible assets consist of trademarks, developed technology, non-compete agreements and customer relationships.  The estimated fair values of the trademark and developed technology were determined using the “relief from royalty” method.  The estimated fair value of the non-compete was determined using the “with and without” method.  The estimated fair value of customer relationship was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 13% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Trademark, developed technology, non-compete and customer relationship will be amortized on a straight-line basis over their estimated useful lives.  We expect the amortization of acquired intangibles will be approximately $200,000 per quarter for the remaining estimated useful lives.

For the year ended December 31, 2014, we incurred approximately $1.1 million in acquisition and integration related corporate development expenses. These costs are included in general and administrative expense on our Consolidated Statements of Income.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table presents the pro-forma financial information (in thousands, except per share amounts) and assumes the acquisition of ShipStation and ShipWorks occurred on January 1, 2013. Contingent consideration charge of approximately $8.8 million recognized in 2014 is excluded from the pro-forma information below:

	Year Ended December 31,
	2014	2013

Revenue	$154,459	$137,626
Income from operations	32,873	33,208
Net income	32,342	56,691	(1)
Basic earnings per share	$2.02	$3.61
Diluted earnings per share	$1.97	$3.48

(1)  Pro-forma net income of $56.7 million in 2013 includes valuation allowance releases of $13.6 million and $9.7 million recognized in 2014 and 2013, respectively.

4.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.

The following table summarizes goodwill as of December 31, 2014 (in thousands):

2014
Goodwill balance at December 31, 2013	$—
Acquisitions (see Note 3 – “Acquisitions”)	66,893
Goodwill balance at December 31, 2014	$66,893

Goodwill is reviewed for impairment annually in October utilizing a qualitative assessment or a two-step process.  We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment.  If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary.  For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, lease-in-place intangible assets, developed technology, non-compete agreements and customer relationships.

The following table summarizes our amortizable and non-amortizable intangible assets as of December 31, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and others	$9,378	$8,514	$864
Customer Relationship	11,300	751	10,549
Technology	7,000	449	6,551
Non-Compete	1,100	114	986
Trademark	700	80	620
Total Intangible assets at December 31, 2014	$29,478	$9,908	$19,570

We recorded amortization of intangible assets totaling approximately $1.6 million, $215,000 and $269,000 for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in general and administrative expense in our accompanying consolidated statements of income.

As of December 31, 2014, the remaining weighted average amortization period for our amortizable intangible assets is approximately 6.7 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending December 31,	Estimated Amortization Expense
2015	$2,982
2016	2,949
2017	2,923
2018	2,705
2019	2,472
Thereafter	4,992

5.	Cash, Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2014 and 2013. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method. There was no material realized gain or loss with respect to our investments during 2014, 2013 and 2012.  Unrealized gains and losses are included as a separate component of stockholders' equity. We do not intend to sell investments with an amortized cost basis exceeding fair value, and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have six securities with a total fair value of $2.7 million that have unrealized losses of approximately $10,000 as of December 31, 2014.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On at least a quarterly basis, we evaluate our available for sale securities and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during 2014, 2013 and 2012 after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuers
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following table summarizes our cash, cash equivalents, and investments as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$37,870	—	—	$37,870
Money market	3,063	—	—	3,063
Cash and cash equivalents	40,933	—	—	40,933
Short-term investments:
Corporate bonds and asset backed securities	4,960	23	(1)	4,982
U.S. government and agency securities	1,498	2	—	1,500
Short-term investments	6,458	25	(1)	6,482
Long-term investments:
Corporate bonds and asset backed securities	10,178	46	(9)	10,215
Long-term investments	10,178	46	(9)	10,215
Cash and cash equivalents and investments	$57,569	71	(10)	$57,630

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$46,792	—	—	$46,792
Money market	19,882	—	—	19,882
Cash and cash equivalents	66,674	—	—	66,674
Short-term investments:
Corporate notes and bonds	6,479	45	—	6,524
Short-term investments	6,479	45	—	6,524
Long-term investments:
Corporate bonds and asset backed securities	13,917	106	(11)	14,012
Long-term investments	13,917	106	(11)	14,012
Cash and equivalents and investments	$87,070	151	(11)	$87,210

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,458	$6,482
Due after one year through five years	10,178	10,215
Due after five years through ten years	—	—
Total	$16,636	$16,697

6.	Fair Value Measurements

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

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$40,933	$40,933	$—	$—
Available-for-sale debt securities	16,697	—	16,697	—
Total	$57,630	$40,933	$16,697	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$66,674	$66,674	$—	$—
Available-for-sale debt securities	20,536	—	20,536	—
Total	$87,210	$66,674	$20,536	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

As of December 30, 2014 we have $25.0 million of contingent consideration relating to our acquisition of ShipStation (see Note 3 – “Acquisitions”) that is required to be measured at fair value.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our contingent consideration measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration – current (1)	$9,225	$—	$—	$9,225
Contingent consideration – long-term (1)	15,790	—	—	15,790
Total	$25,015	$—	$—	$25,015

(1) See Note 3 – “Acquisition: for the method used to value the contingent consideration.

The following table represents a reconciliation of contingent consideration obligation measured on a recurring basis using significant unobservable inputs (level 3) as of December 31, 2014 (in thousands):

2014

Beginning of year balance	$—
Acquisition related contingent consideration	16,242
Contingent consideration charges (1)	8,438
Contingent consideration compensation expense (1)	335
End of year balance	$25,015

(1)	This amount represents fair value adjustment during the year to contingent consideration recorded associated with the acquisition of ShipStation. The $8.4 million contingent consideration charge is recorded as a separate line item in our consolidated statement of income. The $335,000 contingent consideration charge relating to certain employees is recorded in general and administrative expense in operating expense. See Note 3 – “Acquisitions” for further description.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2014 and 2013 (in thousands):

	2014	2013

Payroll and related accrual	$6,225	$4,575
Cost of sale, inventory and materials accrual	2,187	2,035
Construction and facility expense accrual	439	401
Professional fees accrual	1,402	688
Sales and marketing related accrual	3,252	2,457
Operating expenses related accrual	4,920	1,975
Other accruals	4,096	1,797
Accounts payable and accrued expenses	$22,521	$13,928

8.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2014	2013
Land	$7,156	$7,156
Building	4,886	4,886
Building improvements	13,942	13,483
Leasehold improvements	747	—
Furniture and equipment	1,709	987
Computers and software	14,479	12,228
	42,919	38,740
Less accumulated depreciation and amortization	(12,492)	(8,977)
Property and equipment, net	$30,427	$29,763

During 2014, 2013 and 2012, depreciation expense was approximately $3.2 million, $2.4 million and $1.4 million, respectively.

9.	Income Taxes

During 2014, our net income tax benefit consisted of an income tax benefit resulting from the release of our deferred tax valuation allowance offset by current income tax expense consisting of federal and state alternative minimum taxes. Our effective income tax rate differs from the statutory income tax rate primarily as a result of the release of our valuation allowance. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

On June 10, 2014 we completed our acquisition of ShipStation.  On August 29, 2014 we completed our acquisition of ShipWorks.  Based on these discrete events, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarter of 2014, respectively.  After analyzing of our deferred tax assets including our remaining tax loss carry-forward and completing our forecast of future income taking into consideration potential synergy of the acquisitions, we believe we have met the more likely than not threshold that we will be able to utilize our remaining tax loss carry-forward in the foreseeable future.  As a result we released the remaining valuation allowance of approximately $9.6 million during the fourth quarter of 2014.  During 2014 we recorded current income tax expense for alternative minimum federal and state taxes of $856,000 and income tax benefit for the release of our valuation allowance totaling approximately $13.6 million, totaling to a net income tax benefit of $12.7 million.  During 2013 we recorded current income tax expense for alternative minimum federal and state taxes of $158,000 and income tax benefit for the release of our valuation allowance totaling approximately $9.7 million, totaling to a net income tax benefit of $9.6 million.  During 2012 we recorded current income tax expense for alternative minimum federal and state taxes of $565,000 and income tax benefit for the release of our valuation allowance totaling approximately $14.4 million, totaling to a net income tax benefit of $13.9 million.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2014, we have approximately $54 million of net deferred tax assets and we do not have any valuation allowance.

In making these determinations, we considered the available positive and negative evidence, including our recent earnings trend, expected future income and the federal and state effective tax rates related to the future income.

Under the guidance related to uncertain tax positions, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of liability or benefit to recognize in the financial statements.

In accordance with the guidance we have evaluated our research and development tax credits for uncertain tax positions. As of December 31, 2014 we have research and development tax credits totaling $3.5 million, net of unrecognized tax benefit for Federal and California purposes.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2011	$(1,745)
Reduction for tax positions of prior years	—
Addition for tax position of the current year	(160)
Settlement	—
Balance at December 31, 2012	$(1,905)
Reduction for tax positions of prior years	—
Addition for tax position of the current year	(409)
Settlement	—
Balance at December 31, 2013	$(2,314)
Additions for tax positions of prior years	(2,349)
Additions for tax position of the current year	(560)
Settlement	—
Balance at December 31, 2014	$(5,223)

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2014, we have not recorded any interest and penalty expense.

We remain subject to examination by the relevant tax authorities.  These include the 2011 through 2013 tax years for federal purposes and the 2010 through 2013 tax years for California purposes.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our effective tax rate differs from the statutory federal income tax rate primarily as a result of the release of a valuation allowance for the future benefits to be received from the deferred tax assets including net operating loss carryforwards and tax credit carryforwards. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2014 and 2013 are presented below (in thousands):

	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforward	$41,827	$57,277
Tax credits	5,992	7,555
Depreciation	(571)	(775)
Amortization	211	322
Contingent consideration	3,133	—
Accruals	3,224	3,157
Total deferred tax assets	53,816	67,536
Valuation allowance	—	(27,274)
Net deferred tax assets	$53,816	$40,262

We have NOL carry-forwards of approximately $165 million and $8 million for federal and state income tax purposes, respectively, at December 31, 2014 which can be carried forward to offset future taxable income. We have available tax credit carry-forwards of approximately $4.1 million and $1.9 million, net of unrecognized tax benefit for federal and state income tax purposes, respectively at December 31, 2014, which can be carried forward to offset future taxable liabilities. Our federal NOLs will begin to expire in 2020. The federal tax credits begin to expire in 2018. Under California law, California tax credits do not have an expiration date.

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. We have made an accounting policy election to exclude from the measurement of the excess tax deduction any indirect effects of the tax deduction.  Accordingly, deferred tax assets are not recognized for NOL carry-forwards resulting from excess tax benefits. As of December 31, 2014, deferred tax assets do not include approximately $14.9 million of these tax-effected excess tax benefits from employee stock option exercises that are a component of our NOL carry-forwards. Accordingly, additional paid-in capital will increase up to an additional $14.9 million if and when such excess tax benefits are realized.

The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions that may limit the NOL carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of ownership that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2014 we were at approximately 11% level compared with the 50% level that would trigger impairment of our NOLs.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax expense (benefit) consists of (in thousands):

	2014	2013	2012
Current:
Federal	$730	$226	$411
State	127	(68)	154
	857	158	565

Deferred:
Federal	(14,286)	(7,842)	(15,958)
State	732	(1,871)	1,534
	(13,554)	(9,713)	(14,424)
Benefit for income taxes	$(12,697)	$(9,555)	$(13,859)

Differences between the benefit for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2014	2013	2012
Income tax at statutory federal rate	$8,223	$11,764	$8,823
State income taxes, net of federal benefit	290	652	1,516
Effect of permanent differences	512	199	12
Change in valuation allowance	(13,554)	(9,713)	(14,424)
Other changes in valuation allowance, net	(11,480)	(10,364)	(13,431)
Change in state rate	80	(789)	4,186
Other	3,232	(1,304)	(541)
	$(12,697)	$(9,555)	$(13,859)

10.	Employee Stock Plans

Stock Incentive Plans

Our 1999 Stock Incentive Plan (the “1999 Plan”), which became effective in June 1999, was the successor to the 1998 Stock Plan (the “1998 Plan”). Upon approval of the 1999 Plan, all outstanding options under the 1998 Plan were transferred to the 1999 Plan, and no further option grants were made under the 1998 Plan. All outstanding options under the 1998 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options. In June 2009, our 1999 Plan expired and no further options grants were made under the 1999 Plan. Our 2010 Equity Incentive Plan (the “2010 Plan”) was approved by our stockholders in June 2010. Under the 2010 Plan, we are authorized to issue 3,500,000 shares of common stock and stock units, although “full value” awards (such as restricted stock and restricted stock units) will be counted against the 2010 Plan’s overall limits as two shares (rather than one), while options and stock appreciation rights will be counted as one share. On September 9, 2014, approved an amendment (the “Amendment”) to our 2010 Plan. Pursuant to the Amendment, the maximum aggregate number of shares of common stock and stock equivalents available for the grant of awards under the 2010 Plan shall be increased by an additional 2,100,000 shares. Except for the Amendment to the Plan to increase the number of awards, the Plan otherwise remains unchanged. The shares authorized by the Amendment shall be subject to approval by our stockholders, expected to occur at our next annual meeting of stockholders in 2015. No share awards may be issued under the Amendment, and no stock options issued under the Amendment shall become exercisable, prior to the date, if any, on which our stockholders approve the Amendment. A summary of stock option activity is as follows (in thousands, except per share amounts):

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Options Outstanding	Weighted Average
	Number of Options	Exercise Price
Balance at December 31, 2011	2,317	$13.36
Granted	192	25.50
Forfeited	(88)	21.44
Exercised	(560)	13.04
Balance at December 31, 2012	1,861	$14.33
Granted	164	34.29
Forfeited	(38)	21.57
Exercised	(991)	13.55
Balance at December 31, 2013	996	$18.12
Granted	2,251	32.55
Forfeited	(75)	35.96
Exercised	(203)	16.34
Balance at December 31, 2014	2,969	$28.91

The weighted-average fair value of stock grants for 2014, 2013 and 2012 using the Black-Scholes valuation method are as follows:

	2014	2013	2012
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$11.87	$13.48	$9.41
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$11.87	$13.48	$9.41

Weighted average exercise prices for stock options exercised in 2014 are as follows:

2014
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$16.72
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	13.40
Total weighted-average exercise price	$16.34

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2014 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.00 - $9.99	24	4.3	$9.17	24	$9.17
$10.00 - $19.99	498	5.7	12.71	493	12.68
$20.00 - $29.99	178	7.5	26.01	81	25.01
$30.00 - $39.99	2,208	9.7	32.58	193	33.05
$40.00 - $49.99	61	8.9	44.36	16	43.86
$0.00 - $49.99	2,969	8.8	$28.91	807	$19.29

The following table summarizes stock option activity for 2014:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	996	$18.12
Granted	2,251	32.55
Exercised	(203)	16.34
Forfeited or expired	(75)	35.96
Balance at December 31, 2014	2,969	$28.91	8.8	$56,652
Exercisable at December 31, 2014	806	$19.29	6.7	$23,144

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $47.99 at December 31, 2014, the last trading day of 2014, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during 2014, 2013 and 2012 was $11.87, $13.48 and $9.41, respectively. The weighted average grant date fair value of options vested during 2014, 2013 and 2012 was $8.44, $5.47 and $5.03, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was approximately $6.4 million, $24.0 million and $8.4 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the status of our non-vested stock options as of December 31, 2014:

	Non-vested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	484	$8.48
Granted	2,251	11.87
Vested	(503)	8.44
Forfeited / Cancelled	(69)	13.12
Non-vested at December 31, 2014	2,163	$11.84

As of December 31, 2014, there was $25.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2 years.

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

In July 2009, our Board of Directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. As of December 31, 2014 and 2013, we had approximately 1.7 million shares available for issuance under our ESPP. Total shares of common stock issued pursuant to the ESPP during 2014, 2013 and 2012 were approximately 42,000, 56,000, and 56,000, respectively.

Savings Plan

During 1999, we implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute any percentage of their pretax salary, but not more than statutory dollar limits. We match 50% of the first 4% a participant contributes. We expensed approximately $402,000, $326,000 and $303,000 in 2014, 2013 and 2012, respectively, related to this plan.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Commitments and Contingencies

Legal Proceedings

On August 11, 2014, PSI Systems, Inc., D/B/A Endicia, filed suit against Auctane, LLC, D/B/A ShipStation (our wholly-owned subsidiary), in the United States District Court for the Western District of Texas, alleging, among other claims, that ShipStation breached its contract with Endicia by violating a customer non-solicit provision. Endicia sought preliminary and permanent injunctive relief, unspecified damages, attorneys’ fees and court costs.  We entered into a settlement agreement effective December 19, 2014 resolving the lawsuit.

On August 14, 2014, Rapid Enterprises, LLC, D/B/A Express One, filed suit against ShipStation and some of its executives in the Third Judicial District Court for Salt Lake County, Utah, alleging, among other claims, that ShipStation breached its contract with Express One by violating an exclusivity provision. Express One seeks an injunction, damages, attorneys’ fees and court costs.  On December 12, 2014, Express One added additional claims and Stamps.com and our Chief Executive Officer as named defendants.

We are a party to various legal proceedings, including those noted in this section. We have established loss provisions only for matters in which losses are probable and can be reasonably estimated. Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. An unfavorable outcome for an amount in excess of management’s present beliefs may result in a material adverse impact on our business, results of operations, financial position, and overall trends.

Commitments

The following table is a schedule of our significant contractual obligations and commercial commitments, which consist only of future minimum lease payment under operating leases as of December 31, 2014 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2015	$502
2016	261
2017	266
2018	271
Thereafter	—

12.	Subsequent Events

We are not aware, except as described below, of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

On February 18, 2015 we filed registration on Form S-3 to register 768,900 shares of our common stock of which 192,225 shares were issued on February 17, 2015 to selling stockholders of ShipStation related to the contingent consideration in connection with their acquisition.  There are currently 576,675 unissued shares of our common stock registered, which represents the maximum number of additional shares of common stock that we could be required to issue to the selling stockholders pursuant to the contingent consideration.  See Note 3 – Acquisition for further description of the ShipStation contingent consideration.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September	December
	(in thousands except per share data)
Fiscal Year 2014:
Revenues	$33,298	$34,284	$37,834	$41,853
Gross profit	25,853	26,668	29,290	32,552
Income from operations	7,370	7,619	9,316	(495	)(1)
Net income	7,334	11,174	9,472	8,902
Net income per share:
Basic	$0.45	$0.70	$0.60	$0.56
Diluted	$0.44	$0.68	$0.58	$0.54
Weighted average shares outstanding:
Basic	16,222	15,993	15,881	15,952
Diluted	16,664	16,378	16,258	16,372

Fiscal Year 2013:
Revenues	$32,101	$32,109	$31,245	$32,364
Gross profit	24,449	25,021	24,661	26,188
Income from operations	7,815	8,545	8,761	8,997
Net income	7,906	8,613	8,763	18,871
Net income per share:
Basic	$0.52	$0.56	$0.55	$1.17
Diluted	$0.49	$0.53	$0.53	$1.13
Weighted average shares outstanding:
Basic	15,328	15,486	15,816	16,124
Diluted	16,000	16,163	16,389	16,640

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.

(1) During the fourth quarter of 2014 we incurred approximately $7.6 million and $335,000 of contingent consideration charge and general and administrative compensation expense, respectively, in connection with the with the fair value measurement of our contingent consideration liability.  See Note 3 – Acquisitions for further discussion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 16th day of March 2015.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE
Kenneth McBride
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH MCBRIDE	Chairman and Chief Executive Officer	March 16, 2015
Kenneth McBride	(Principal Executive Officer)

/s/ KYLE HUEBNER	Co-President and Chief Financial Officer	March 16, 2015
Kyle Huebner	(Principal Financial and Accounting Officer)

*	Director	March 16, 2015
Mohan P. Ananda

*	Director	March 16, 2015
G. Bradford Jones

*	Director	March 16, 2015
Lloyd I. Miller

*By Kenneth McBride as Attorney-in-fact.