Form 10-Q
period 2015-03-31
STAMPS.COM INC
filed 2015-05-11
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of April 30, 2015, there were 16,363,292 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,312	$40,933
Short-term investments	5,967	6,482
Accounts receivable, net	11,983	12,325
Deferred income taxes	2,143	2,143
Other current assets	5,387	6,071
Total current assets	91,792	67,954
Property and equipment, net	29,590	30,427
Goodwill	66,893	66,893
Intangible assets, net	18,715	19,570
Long-term investments	9,143	10,215
Deferred income taxes.	53,294	51,673
Other assets	9,483	7,999
Total assets	$278,910	$254,731

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$30,613	$22,521
Deferred revenue	2,217	2,164
Contingent consideration, current	26,487	9,225
Total current liabilities	59,317	33,910
Contingent consideration, long-term	—	15,790
Total liabilities	59,317	49,700
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2015 and 2014
Issued shares: 29,142 in 2015 and 28,763 in 2014
Outstanding shares: 16,358 in 2015 and 15,997 in 2014	52	51
Additional paid-in capital	693,598	678,075
Treasury stock, at cost, 12,766 shares in 2015 and 2014	(172,410)	(172,410)
Accumulated deficit	(301,716)	(300,746)
Accumulated other comprehensive income	69	61
Total stockholders’ equity	219,593	205,031
Total liabilities and stockholders’ equity	$278,910	$254,731

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Service	$35,649	$25,643
Product	4,743	4,613
Insurance	2,662	1,993
PhotoStamps	989	1,049
Other	9	—
Total revenues	44,052	33,298
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative):
Service	6,271	4,369
Product	1,601	1,542
Insurance	923	688
PhotoStamps	830	846
Total cost of revenues	9,625	7,445
Gross profit	34,427	25,853
Operating expenses:
Sales and marketing	14,021	11,370
Research and development	4,282	2,916
General and administrative	7,771	4,197
Contingent consideration charges	10,512	—
Total operating expenses	36,586	18,483
(Loss) income from operations	(2,159)	7,370

Interest and other income, net	69	136
(Loss) income before income taxes	(2,090)	7,506
Income tax (benefit) expense	(1,120)	172
Net (loss) income	$(970)	$7,334

Net (loss) income per share
Basic	$(0.06)	$0.45
Diluted	$(0.06)	$0.44
Weighted average shares outstanding
Basic	16,156	16,222
Diluted	16,156 (1)	16,664

(1) Common equivalent shares are excluded from the diluted earnings per share calculation as their effect is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net (loss) income	$(970)	$7,334
Other comprehensive income:
Unrealized gain (loss) on investment	8	(9)
Comprehensive (loss) income	$(962)	$7,325

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net (loss) income	$(970)	$7,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,837	804
Stock-based compensation expense	2,642	1,016
Deferred income taxes, net of additional paid-in capital	(1,455)	—
Contingent consideration	10,512	—
Changes in operating assets and liabilities:
Accounts receivable	342	6,504
Other current assets	309	32
Other assets	(1,484)	(247)
Deferred revenue	53	(65)
Accounts payable and accrued expenses	5,312	3,096
Net cash provided by operating activities	17,098	18,474
Investing activities:
Sale of short-term investments	1,583	768
Purchase of short-term investments	(1,081)	(1,340)
Sale of long-term investments	1,093	1,419
Purchase of long-term investments	—	(2,868)
Purchase of property and equipment	(132)	(1,106)
Net cash provided by (used in) investing activities	1,463	(3,127)
Financing activities:
Proceeds from short term financing obligation	3,142	—
Proceeds from exercise of stock options	776	571
Issuance of common stock under ESPP	2,900	656
Net cash provided by financing activities	6,818	1,227
Net increase in cash and cash equivalents	25,379	16,574
Cash and cash equivalents at beginning of period	40,933	66,674
Cash and cash equivalents at end of period	$66,312	$83,248

Supplemental Information:
Capital expenditures accrued but not paid at period end	$19	$34

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 16, 2015.

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2015, our results of operations for the three months ended March 31, 2015 and our cash flows for the three months ended March 31, 2015.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Certain contingent consideration may be payable by us in connection with our acquisition of ShipStation. The fair value of the contingent consideration is determined using valuation techniques that replicate the pay-off structure of the earn-out provision in the ShipStation transaction, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.  During the first quarter of 2015 we incurred approximately $10.7 million of charges relating to our contingent consideration liability of which $10.5 million was recorded in contingent consideration charges and $185,000 was recorded in marketing and research and development in operating expenses.  Contingent consideration liability was approximately $26.5 million as of March 31, 2015.

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

Intangible assets are tested for impairment, when required, using a two-step process.  The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value.  If the fair value exceeds the carrying value, no further work is required, and no impairment loss would be recognized.  If the fair value is less than the carrying value, the second step is performed. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.  Based on the ongoing evaluations performed by us, there was no impairment of intangible assets during the year ended December 31, 2014.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of March 31, 2015 and December 31, 2014 we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold we will realize our tax loss carry-forwards in the foreseeable future.

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

Customers typically pay face value for postage purchased for use through our mailing and shipping software, and the funds are transferred directly from the customers to the United States Postal Services (“USPS”). We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. During the first quarter of 2015 and 2014 revenue from such advertising arrangements was not significant.

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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. During first quarter of 2015 and 2014 PhotoStamps retail box breakage revenue was not significant.

Short- term financing obligation

We utilize short-term financing to fund certain company operation.  We have $3.1 million in short-term financing obligations, which is included in accounts payable and accrued expenses and $3.9 million of unused credit, as of March 31, 2015.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements.

2.	Acquisition

Endicia Acquisition

On March 22, 2015 we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with PSI Systems, Inc., a California corporation d/b/a Endicia (“Endicia”), and Newell Rubbermaid Inc., a Delaware corporation (“Parent”).  Endicia, based in Palo Alto, California, is a leading provider of high volume shipping technologies and solutions for shipping with the USPS.  The Stock Purchase Agreement provides for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly-owned indirect subsidiary of Parent (“Transaction”) for an aggregate purchase price of $215 million in cash.  The purchase price is subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. The closing of the Transaction is subject to various customary conditions, including, regulatory approval. The Transaction is not subject to a shareholder approval requirement.

Stamps.com and Parent have certain rights to terminate the Stock Purchase Agreement including if the closing of the Transaction has not occurred on or prior to the date that is six months from the date of the Stock Purchase Agreement (“Termination Date”), provided , however , that the Termination Date will be automatically extended up to a date that is eighteen months after the date of the Stock Purchase Agreement in circumstances principally related to antitrust approval having not yet been obtained; provided , further , that under certain circumstances Parent can reduce the Termination Date to be a date that is twelve (12) months after the date of the Stock Purchase Agreement if we have not provided certain assurances as to extensions of our credit arrangements for the Transaction or other alternatives to such extensions.

In the event that the Stock Purchase Agreement is terminated under certain circumstances related to the failure to obtain antitrust regulatory approval, the Stock Purchase Agreement provides for us to pay to Parent $10,750,000.

Concurrent with the signing of the Stock Purchase Agreement, we entered into a financing commitment letter (“Commitment Letter”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”), Wells Fargo Securities, LLC, Bank of America, N.A. (“Bank of America”), Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Chase Bank, N.A. (“JPMorgan” and, collectively with Wells Fargo Bank and Bank of America, the “Lead Lenders”), and J.P. Morgan Securities LLC. The Commitment Letter provides, on the terms and subject to the conditions set forth in the Commitment Letter, for a secured term loan facility in an aggregate principal amount of $82.5 million (“Term Loan”) and a secured revolving credit facility in an aggregate principal amount of $82.5 million (the “Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”). The proceeds of the Term Loan will be used to finance a portion of the Purchase Price and for the payment of fees and expenses incurred in connection with the entering into the Stock Purchase Agreement and the Credit Facilities. The Revolving Credit Facility will be used to finance a portion of the Purchase Price and for our ongoing working capital and other general corporate purposes. We expect the financing under the Commitment Letter, together with cash balances, to be sufficient to provide the financing necessary to pay the Purchase Price. The financing commitments of the Lead Lenders are subject to certain limited conditions set forth in the Commitment Letter.

3.	Commitments and Contingencies

Legal Proceedings

On August 14, 2014, Rapid Enterprises, LLC, D/B/A Express One, filed suit against ShipStation and some of its executives in the Third Judicial District Court for Salt Lake County, Utah, alleging, among other claims, that ShipStation breached its contract with Express One by violating an exclusivity provision. Express One seeks an injunction, damages, attorneys’ fees and court costs.  On December 12, 2014, Express One added additional claims and Stamps.com and our Chief Executive Officer as named defendants.  The litigation is in the discovery phase.

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

Commitments

The following table is a schedule of our significant contractual obligations and commercial commitments, which consist only of future minimum lease payments under operating leases as of March 31, 2015 (in thousands):

Twelve Month Period Ending March 31,	Operating Lease Obligations
2016	$437
2017	262
2018	267
2019	204
Thereafter	—

4.	Net (Loss) Income per Share

Net (loss) income per share represents net (loss) income attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options (commonly and hereafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net (loss) income per share is calculated by dividing net (loss) income during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period.

The following table reconciles share amounts utilized to calculate basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(970)	$7,334

Basic - weighted average common shares	16,156	16,222
Diluted effect of common stock equivalents	— (1)	442
Diluted - weighted average common shares	16,156	16,664

(Loss) earnings per share:
Basic	$(0.06)	$0.45
Diluted	$(0.06)	$0.44

(1) Common equivalent shares are excluded from the diluted (loss) earnings per share calculation as their effect is anti-dilutive.

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Anti-dilutive stock option shares	3,006	109

5.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense relating to:
Employee and director stock options	$2,528	$900
Employee stock purchases	114	116
Total stock-based compensation expense	$2,642	$1,016

Stock-based compensation expense relating to:
Cost of revenues	$167	$101
Sales and marketing	722	193
Research and development	548	236
General and administrative	1,205	486
Total stock-based compensation expense	$2,642	$1,016

We use the Black-Scholes option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to make a number of subjective assumptions, including stock price volatility, expected term, and risk-free interest rates. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed at the date of grant.  The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Expected dividend yield	—	—
Risk-free interest rate	1.0%	0.7%
Expected volatility	46.14%	49.7%
Expected life (in years)	3.4	3.6
Expected forfeiture rate	6.0%	6.0%

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  Goodwill was approximately $66.9 million as of March 31, 2015 and December 31, 2014.

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

The following table summarizes our amortizable and non-amortizable intangible assets as of March 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and others	$9,378	$8,656	$722
Customer Relationships	11,300	1,128	10,172
Technology	7,000	676	6,324
Non-Compete	1,100	183	917
Trademark	700	120	580
Total Intangible assets at March 31, 2015	$29,478	$10,763	$18,715

We recorded amortization of intangible assets totaling approximately $855,000 and $49,000 for the three months ended March 31, 2015 and 2014, respectively, which is included in general and administrative expense in our accompanying consolidated statements of operations.

As of March 31, 2015, the remaining weighted average amortization period for our amortizable intangible assets is approximately 6.2 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending March 31,	Estimated Amortization Expense
2016	$2,931
2017	2,897
2018	2,895
2019	2,611
2020	2,460
Thereafter	4,433

7.	Income Taxes

During the first quarter of 2015 our income tax benefit was approximately $1.1 million, which is primarily attributable to our first quarter pre-tax loss and deferred income taxes.  Our actual effective tax rate during the first quarter of 2015 differs from statutory federal rate as a result of several factors, including non-temporary differences and state and local income taxes.  During the first quarter of 2014 our income tax expense was approximately $172,000, which consisted of federal and state alternative minimum taxes.  Our effective income tax rate during the first quarter of 2014 differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes.  We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

On June 10, 2014 we completed our acquisition of ShipStation.  On August 29, 2014 we completed our acquisition of ShipWorks.  Based on these discrete events, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarter of 2014, respectively.  After analyzing our deferred tax assets including our remaining tax loss carry-forward and completing our forecast of future income taking into consideration potential synergy of the acquisitions, we believed we met the more likely than not threshold that we will be able to utilize our remaining tax loss carry-forward in the foreseeable future. As a result we released the remaining valuation allowance of approximately $9.6 million during the fourth quarter of 2014.  As of March 31, 2015 and December 31, 2014, we do not have any valuation allowance against our net deferred tax assets.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$66,312	$66,312	$—	$—
Available-for-sale debt securities	15,110	—	15,110	—
Total	$81,422	$66,312	$15,110	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$40,933	$40,933	$—	$—
Available-for-sale debt securities	16,697	—	16,697	—
Total	$57,630	$40,933	$16,697	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers.

As of March 31, 2015 we have approximately $26.5 million of contingent consideration relating to our acquisition of ShipStation that was required to be measured at fair value.  The fair value of the contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.

The following table summarizes our contingent consideration measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration – current	$26,487	$—	$—	$26,487

The following table represents a reconciliation of contingent consideration obligation measured on a recurring basis using significant unobservable inputs (level 3) as of March 31, 2015 (in thousands)

March 31, 2015

Beginning of year balance	$25,015
Contingent consideration distribution	(9,225)
Contingent consideration charges (1)	10,512
Contingent consideration compensation expense (1)	185
End of quarter balance	$26,487

(1)
This amount represents fair value adjustment during the first quarter of 2015 to contingent consideration recorded associated with the acquisition of ShipStation.  The $10.5 million contingent consideration charge is recorded as a separate line item in our consolidated statement of income.  The $185,000 compensation expense for the adjustment of contingent consideration liability relating to certain employees is recorded in marketing and research and development in operating expense.

9.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at March 31, 2015 and December 31, 2014. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the first quarter of 2015. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 6 securities with a total fair value of $2.7 million that have unrealized losses of approximately $7,000 as of March 31, 2015.

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three months ended March 31, 2015, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following table summarizes our cash, cash equivalents, restricted cash and investments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$61,612	—	—	$61,612
Money market	4,700	—	—	4,700
Cash and cash equivalents	66,312	—	—	66,312
Short-term investments:
Corporate notes and bonds	4,456	9	—	4,465
U.S. government and agency securities	1,500	2	—	1,502
Short-term investments	5,956	11	—	5,967
Long-term investments:
Corporate bonds and asset backed securities	9,085	65	(7)	9,143
Long-term investments	9,085	65	(7)	9,143
Cash, cash equivalents and investments	$81,353	76	(7)	$81,422

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$37,870	—	—	$37,870
Money market	3,063	—	—	3,063
Cash and cash equivalents	40,933	—	—	40,933
Short-term investments:
Corporate bonds and asset backed securities	4,960	23	(1)	4,982
U.S. government and agency securities	1,498	2	—	1,500
Short-term investments	6,458	25	(1)	6,482
Long-term investments:
Corporate bonds and asset backed securities	10,178	46	(9)	10,215
Long-term investments	10,178	46	(9)	10,215
Cash, cash equivalents and investments	$57,569	71	(10)	$57,630

The following table summarizes contractual maturities of our marketable fixed-income securities as of March 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$5,956	$5,967
Due after one year through five years	9,057	9,102
Due after five years through ten years	28	41
Total	$15,041	$15,110

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Please refer to the risk factors under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2014 as well as those described elsewhere in our public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Stamps.com, NetStamps, PhotoStamps, Hidden Postage, Stamps.com Internet postage and the Stamps.com logo are our trademarks.  This report also references trademarks of other entities.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions.  Under the Stamps.com branded solutions, our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others.  Customers using our service receive discounted postage rates compared to USPS retail on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises.  We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999.  In addition, we now offer multi-carrier shipping solutions under the brand names ShipStation® and ShipWorks® as a result of our recent acquisitions.

Services and Products

Mailing and Shipping Business

Our mailing and shipping solutions under the Stamps.com brand enable our customers to buy and print USPS approved postage and services with just a personal computer (“PC”), printer and Internet connection, right from their home or office.

We offer the following mailing and shipping products and services to our customers under the Stamps.com, ShipStation and ShipWorks brands:

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

Acquisition

On March 22, 2015, we entered into a definitive agreement to acquire Endicia, a wholly owned subsidiary of Newell Rubbermaid, for an aggregate purchase price of $215 million in cash.  Endicia is based in Palo Alto, California and is a leading provider of high volume shipping services, technologies and solutions for use with the USPS and other postal partners.  This transaction is expected to close five business days after the completion of the customary closing conditions including regulatory approval.  We are currently in the regulatory review process and the timing of that process is uncertain.  We intend to fund the transaction with cash on hand and committed financing of up to $165 million, which we have secured from three leading banks.

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

Results of Operations

Total revenue in the first quarter of 2015 was $44.1 million, an increase of 32% from $33.3 million in the first quarter of 2014.  Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, in the first quarter of 2015 was $43.1 million, an increase of 34% from $32.2 million in the first quarter of 2014. PhotoStamps revenue was approximately $989,000 in the first quarter of 2015, a decrease of 6% from $1 million in the first quarter of 2014.

The following table sets forth the breakdown of revenue for the first quarters of 2015 and 2014 and the resulting percentage change (revenue in thousands):

	Three months ended March 31,
	2015	2014	% Change
Service revenue	$35,649	$25,643	39%
Product revenue	4,743	4,613	3%
Insurance revenue	2,662	1,993	34%
Mailing and shipping revenue	43,054	32,249	34%

PhotoStamps revenue	989	1,049	(6%)
Other revenue	9	—	—%
Total revenue	$44,052	$33,298	32%

The following table sets forth the breakdown of mailing and shipping revenue, which includes Core mailing and shipping revenue and Non-Core mailing and shipping revenue and the resulting percent change for the periods indicated (revenue in thousands):

	Three months ended March 31,
	2015	2014	% Change
Core mailing and shipping revenue	$42,564	$31,676	34%
Non-Core mailing and shipping revenue	490	573	(15%)
Mailing and shipping revenue	$43,054	$32,249	34%

The increase in Core mailing and shipping revenue was driven by both an increase in average revenue per paid customer and an increase in paid customers.  Paid customers in the first quarter of 2015 were approximately 545,000, an increase of 11% from 492,000 for the first quarter of 2014. The average monthly revenue per paid customer in the first quarter of 2015 was $26.02, an increase of 21% compared from $21.45 in the first quarter of 2014. We define paid customers for the quarter as ones from whom we successfully collected service fees at least once during that quarter.

The following table sets forth the growth in paid customers and average quarterly revenue per paid customer for our Core mailing and shipping business:

	Three months ended March 31,
	2015	2014	% Change
Paid customers for the quarter (000s)	545	492	11%
Average quarterly revenue per paid customer	$78.05	$64.35	21%
Core mailing and shipping revenue (000s)	$42,564	$31,676	34%

The increase in paid customers is primarily driven by (1) a higher number of Stamps.com new paid customers compared to the prior year as a result of our increased spending in Core mailing and shipping marketing channels, (2) the addition of new paid customers from ShipStation and ShipWorks as a result of our acquisitions in 2014, and (3) lower customer churn rates compared to the prior year.

For our Core mailing and shipping business, our average quarterly and monthly Core mailing and shipping revenue per paid customer in the first quarter of 2015 was $78.05 and $26.02 respectively, which increased by 21% compared to $64.35 and $21.45, respectively in the first quarter of 2014.

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

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2015	2014
Total Revenues
Service	$35,649	$25,643
Product	4,743	4,613
Insurance	2,662	1,993
PhotoStamps	989	1,049
Other	9	-
Total revenues	$44,052	$33,298
Revenue as a percentage of total revenues
Service	81%	77%
Product	11%	14%
Insurance	6%	6%
PhotoStamps	2%	3%
Other	0%	0%
Total revenues	100%	100%

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

Service revenue increased 39% to $35.6 million in the first quarter of 2015 from $25.6 million in the first quarter of 2014. The 39% increase in service revenue consisted of a 40% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 15%. The 40% increase in our Core mailing and shipping service revenue consisted of an 11% increase in paid customers and a 27% increase in average service revenue per customer.

Product revenue increased 3% to $4.7 million in the first quarter of 2015 from $4.6 million in the first quarter of 2014. The increase is primarily attributable to an increase in sales of labels and label printers as we continue to grow our customer base.  Postage printed typically helps drive sales of consumables supplies such as labels.  Total USPS postage printed by customers through our solutions during the first quarter of 2015 was $554 million, a 41% increase from the $392 million printed during the first quarter of 2014.

Insurance revenue increased 34% to $2.7 million in the first quarter of 2015 from $2.0 million in the first quarter of 2014.  The increase in insurance revenue was primarily attributable to increased package insurance purchases as a result of our growth in packages shipped.  Growth in packages shipped was attributable to both growth through Stamps.com’s mailing and shipping solutions as well as our recent acquisitions whose solutions target shipping customers who are more likely than mailing customers to purchase insurance.

PhotoStamps revenue decreased by 6% to $989,000 in the first quarter of 2015 from $1.0 million in the first quarter of 2014.  The decrease in revenue is primarily attributable to a decrease in website orders partially offset by an increase in high volume business orders.  The decrease in website orders is attributable to our decreased emphasis on the PhotoStamps business compared to our Mailing and shipping business.

Total PhotoStamps sheets shipped during the first quarter of 2015 was approximately 53,000, an 11% decrease compared to 60,000 in the first quarter of 2014. Average revenue per sheet shipped in the first quarter of 2015 was $18.64, a 6% increase compared to $17.52 in the first quarter of 2014.  The decrease in sheets shipped was primarily attributable to the decreased in PhotoStamps orders through our website, offset by a slight increase in PhotoStamps high-volume business orders.  The increase in average revenue per sheet shipped is primarily attributable to a price increase on our PhotoStamps offering.

Other revenue consists of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $9,000 and $0 in the first quarter of 2015 and 2014, respectively.  Commission revenue from the advertising or sale of products by third party vendors is currently not material to our consolidated financial statements.

Cost of Revenues

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2015	2014
Cost of Revenues
Service	$6,271	$4,369
Product	1,601	1,542
Insurance	923	688
PhotoStamps	830	846
Total cost of revenues	$9,625	$7,445
Cost as percentage of associated revenues
Service cost	17.6%	17.0%
Product cost	33.8%	33.4%
Insurance cost	34.7%	34.5%
PhotoStamps cost	83.9%	80.6%
Total cost as a percentage of total revenues	21.8%	22.4%

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

Cost of service revenue increased 44% to $6.3 million in the first quarter of 2015 from $4.4 million in the first quarter of 2014. The increase in cost of service revenue is primarily attributable to higher customer service cost to support our growing customer base, higher promotional expense and higher variable costs associated with our growth in revenue.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense increased 19% to $1.1 million in the first quarter of 2015 from $892,000 in the first quarter of 2014. The increase in promotion expense in 2015 is primarily due to higher customer acquisition in the first quarter of 2015.

Cost of product revenue increased 4% to $1.6 million in the first quarter of 2015 from $1.5 million in the first quarter of 2014, which is consistent with the percentage increase in product revenue.

Cost of insurance revenue increased 34% to $923,000 in the first quarter of 2015 from $688,000 in the first quarter of 2014, which is consistent with the percentage increase in insurance revenue.

Cost of PhotoStamps revenue decreased 2% to $830,000 in the first quarter of 2015 from $846,000 in the first quarter of 2014, which is consistent with the decrease in PhotoStamps revenue.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Sales and marketing	$14,021	$11,370
Research and development	4,282	2,916
General and administrative	7,771	4,197
Contingent consideration charges	10,512	—
Total operating expenses	$36,586	$18,483
Operating expenses as a percent of total revenue:
Sales and marketing	31.8%	34.1%
Research and development	9.7%	8.8%
General and administrative	17.6%	12.6%
Contingent consideration charges	23.9%	—
Total operating expenses	83.1%	55.5%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 23% to $14.0 million in the first quarter of 2015 from $11.4 million in the first quarter of 2014.  The increase is primarily due to the addition of sales and marketing expense from our ShipStation and ShipWorks acquisitions, increased in stock-based compensation expense, and increased marketing spending as we continued to focus on acquiring customers in our Core mailing and shipping business while spending in our Non-Core mailing and shipping and PhotoStamps businesses both decreased compared to 2014. Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 47% to $4.3 million in the first quarter of 2015 from $2.9 million in the first quarter of 2014.  The increase is primarily due to the addition of research and development expense from our ShipStation and ShipWorks acquisitions as well as an increase in headcount-related expenses including stock-based compensation expense to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 85% to $7.8 million in the first quarter of 2015 from $4.2 million in the first quarter of 2014.  The increase is primarily attributable to (1) an increase in headcount related expenses including stock-based compensation expense, (2) increased corporate legal expenses not related to our acquisition to support the growth in our business (3) increased expenses related to the signing of the definitive agreement to acquire Endicia and (4) the inclusion of acquisition related corporate development expenses and the amortization of acquired intangibles that we did not have in the first quarter of 2014.

Contingent consideration charges

Contingent consideration charges are attributable to the change in the fair value of our contingent consideration liability related to the acquisition of ShipStation.  Contingent consideration charges were $10.5 million during the first quarter of 2015.  We did not have this charge in the first quarter of 2014 (See Note 8–Fair Value Measurements in our Notes to Consolidated Financial Statement for the reconciliation of our contingent consideration liability).

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net decreased 49% to approximately $69,000 in the first quarter of 2015 from approximately $136,000 in the first quarter of 2014.  The decrease in interest and other income, net is primarily due (1) lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments and (2) lower cash and investment balances as a result of the use of cash for the acquisitions of ShipStation and ShipWorks in 2014.

Provision for Income Taxes

During the first quarter of 2015 our income tax benefit was approximately $1.1 million, which is primarily attributable to our first quarter pre-tax loss and deferred income taxes.  Our actual effective tax rate during the first quarter of 2015 differs from statutory federal rate as a result of several factors, including non-temporary differences and state and local income taxes.  During the first quarter of 2014 our income tax expense was approximately $172,000, which consisted of federal and state alternative minimum taxes.  Our effective income tax rate during the first quarter of 2014 differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes.

On June 10, 2014 we completed our acquisition of ShipStation.  On August 29, 2014 we completed our acquisition of ShipWorks.  Based on these discrete events, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarter of 2014, respectively.  After analyzing our deferred tax assets including our remaining tax loss carry-forward and completing our forecast of future income taking into consideration potential synergy of the acquisitions, we believed we met the more likely than not threshold that we will be able to utilize our remaining tax loss carry-forward in the foreseeable future. As a result we released the remaining valuation allowance of approximately $9.6 million during the fourth quarter of 2014.  As of March 31, 2015 and December 31, 2014, we do not have any valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014 we had approximately $81 million and $58 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was $17.1 million and $18.5 million during the three months ended March 31, 2015 and 2014, respectively.  The decrease in net cash provided by operating activities was primarily attributable to changes in our operating assets and liabilities.

Net cash provided in investing activities was $1.5 million during the three month ended March 31, 2015 and net cash used in investing activities was $3.1 million during the three months ended March 31, 2014.  The increase in net cash provided by investing activities was primarily due to the maturity of long-term investments.

Net cash provided by financing activities was $6.8 million and $1.2 million during the three months ended March 31, 2015 and 2014, respectively.  The increase in net cash provided by financing activities is primarily due to the increase of our employee stock purchase program and short-term financing of postage activities.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Updated Expectations for 2015

As of the date of the filing of this Quarterly Report, we expect the following trends for 2015:

•	We expect total revenue to be in a range of between $165 million to $185 million.

•	We expect growth in 2015 Core mailing and shipping revenue to be up in the mid-teens to mid-twenties percent range as compared to 2014. Our ability to grow our Core mailing and shipping revenue is dependent on our ability to increase our small business customer acquisition spending on marketing programs resulting in the addition of new customers. To the extent we are not able to achieve our target increase in spending, as outlined below, this would negatively impact our 2015 Core mailing and shipping revenue growth expectations.

•	We expect Non-Core mailing and shipping revenue to continue to be down in 2015 compared to 2014 as we expect to continue to minimize investments in these areas of our business.

•	We expect PhotoStamps revenue to be down in 2015 compared to 2014 as we expect to continue to minimize investments in these areas of our business and it may be challenging to repeat the same level of high volume business orders in 2015 as we achieved in 2014.

•	We are targeting small business customer acquisition spending on our Core mailing and shipping marketing channels to be up 10% - 20% in 2015 compared to 2014. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly.

•	Customer acquisition spending is expensed in the period incurred while the revenue and profits associated with the acquired customer is earned over the customer's lifetime. As a result, increased customer acquisition spending in future periods could result in a reduction in operating profit and cash flow compared to past periods.

•	We expect research and development expenses to be higher in 2015 as compared to 2014, primarily related to an expected increase in headcount costs to support the growth in our products and services.

•	We expect general and administrative expenses to be higher in 2015 as compared to 2014, primarily related to an expected increase in costs to build and support the infrastructure necessary to grow the business.

•	We expect capital expenditures for the business to be approximately $3.0 - $3.5 million.

As discussed above, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 16 of Part I of this Report. Our business has grown through acquisition during 2014, however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. Except as noted below, for more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Judgments” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.

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

 As of April 30, 2015, we had 16,363,292 million shares outstanding, and therefore ownership of approximately 818,000,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 310 days at March 31, 2015. Our cash equivalents and investments approximated $81 million and had a weighted average interest rate of 0.7%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended March 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 3 – “Commitments and Contingencies – Legal Proceedings” of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the first quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
January 1, 2015 – January 31, 2015	—	—	—	$37,150
February 1, 2015 – February 28, 2015	—	—	—	$37,150
March 1, 2015 – March 31, 2015	—	—	—	$37,150

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

2.1
**Stock Purchase Agreement made and entered into as of March 22, 2015, by and among Stamps.com Inc., a Delaware corporation, PSI Systems, Inc., a California corporation, and Newell Rubbermaid Inc., a Delaware corporation.  Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Stock Purchase Agreement.

10.1
Commitment Letter, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC and Stamps.com Inc., dated March 22, 2015.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.

**	Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.(Registrant)

May 11, 2015	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

May 11, 2015	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer