Form 10-Q
period 2015-06-30
STAMPS.COM INC
filed 2015-08-07
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of July 31, 2015, there were 16,489,489 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,825	$40,933
Short-term investments	6,280	6,482
Accounts receivable, net	14,654	12,325
Deferred income taxes	2,143	2,143
Other current assets	6,356	6,071
Total current assets	107,258	67,954
Property and equipment, net	29,745	30,427
Goodwill	66,893	66,893
Intangible assets, net	17,953	19,570
Long-term investments	6,465	10,215
Deferred income taxes.	58,129	51,673
Other assets	8,770	7,999
Total assets	$295,213	$254,731

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,097	$22,521
Deferred revenue	2,241	2,164
Contingent consideration, current	40,398	9,225
Total current liabilities	80,736	33,910
Contingent consideration, long-term	—	15,790
Total liabilities	80,736	49,700
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2015 and 2014
Issued shares: 29,217 in 2015 and 28,763 in 2014
Outstanding shares: 16,451 in 2015 and 15,997 in 2014	52	51
Additional paid-in capital	698,935	678,075
Treasury stock, at cost, 12,766 shares in 2015 and 2014	(172,410)	(172,410)
Accumulated deficit	(312,147)	(300,746)
Accumulated other comprehensive income	47	61
Total stockholders’ equity	214,477	205,031
Total liabilities and stockholders’ equity	$295,213	$254,731

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Service	$40,378	$26,921	$76,027	$52,564
Product	4,270	3,955	9,013	8,568
Insurance	2,631	2,047	5,293	4,040
PhotoStamps	1,072	1,359	2,061	2,408
Other	9	2	18	2
Total revenues	48,360	34,284	92,412	67,582
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative):
Service	6,695	4,449	12,966	8,818
Product	1,435	1,292	3,036	2,834
Insurance	927	717	1,850	1,405
PhotoStamps	881	1,158	1,711	2,004
Total cost of revenues	9,938	7,616	19,563	15,061
Gross profit	38,422	26,668	72,849	52,521
Operating expenses:
Sales and marketing	12,536	10,663	26,557	22,033
Research and development	4,680	3,036	8,962	5,952
General and administrative	12,763	5,350	20,534	9,547
Contingent consideration charges	13,595	—	24,107	—
Litigation settlement	10,000	—	10,000	—
Total operating expenses	53,574	19,049	90,160	37,532
(Loss) income from operations	(15,152)	7,619	(17,311)	14,989

Interest and other (loss) income, net	(14)	89	55	225
(Loss) income before income taxes	(15,166)	7,708	(17,256)	15,214
Income tax benefit	(4,735)	(3,466)	(5,855)	(3,294)
Net (loss) income	$(10,431)	$11,174	$(11,401)	$18,508
Net (loss) income per share
Basic	$(0.64)	$0.70	$(0.70)	$1.15
Diluted	$(0.64)	$0.68	$(0.70)	$1.12
Weighted average shares outstanding
Basic	16,402	15,993	16,280	16,107
Diluted	16,402 (1)	16,378	16,280 (1)	16,521

(1)	Common equivalent shares are excluded from the diluted (loss) earnings per share calculation as their effect is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(10,431)	$11,174	$(11,401)	$18,508
Other comprehensive income:
Unrealized loss on investments	(22)	(14)	(14)	(23)
Comprehensive (loss) income	$(10,453)	$11,160	$(11,415)	$18,485

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net (loss) income	$(11,401)	$18,508
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,529	1,735
Stock-based compensation expense	6,043	1,942
Deferred income taxes, net of additional paid-in capital	(6,205)	(3,634)
Contingent consideration	24,107	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,329)	8,567
Other current assets	(660)	(250)
Other assets	(771)	(2,328)
Deferred revenue	77	(124)
Accounts payable and accrued expenses	14,054	2,513
Net cash provided by operating activities	26,444	26,929
Investing activities:
Sale of short-term investments	3,869	4,271
Purchase of short-term investments	(1,006)	(3,902)
Sale of long-term investments	1,075	4,024
Purchase of long-term investments	—	(2,868)
Acquisition of ShipStation (net of cash acquired)	—	(48,883)
Purchase of property and equipment	(1,230)	(1,323)
Net cash provided by (used in) investing activities	2,708	(48,681)
Financing activities:
Proceeds from short term financing obligation, net repayment	1,897	—
Proceeds from exercise of stock options	5,067	1,122
Issuance of common stock under ESPP	776	656
Repurchase of common stock	—	(12,888)
Net cash provided by (used in) financing activities	7,740	(11,110)
Net increase (decrease) in cash and cash equivalents	36,892	(32,862)
Cash and cash equivalents at beginning of period	40,933	66,674
Cash and cash equivalents at end of period	$77,825	$33,812

Supplemental Information:
Capital expenditures accrued but not paid at period end	6	15

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2015, our results of operations for the three and six months ended June 30, 2015 and our cash flows for the six months ended June 30, 2015.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain contingent consideration may be payable by us in connection with our acquisition of ShipStation. The fair value of the contingent consideration is determined using valuation techniques that replicate the pay-off structure of the earn-out provision in the ShipStation transaction, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.  During the second quarter of 2015 we incurred approximately $13.9 million of charges relating to our contingent consideration liability of which $13.6 million was recorded in contingent consideration charges and $316,000 was recorded in marketing and research and development in operating expenses.  We have incurred approximately $24.6 million of charges relating to our contingent consideration liability during the six months ended June 30, 2015 of which $24.1 million was recorded in contingent consideration charges and $501,000 was recorded in marketing and research and development in operating expenses. Contingent consideration liability was approximately $40.4 million as of June 30, 2015.

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

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets including intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of June 30, 2015 and December 31, 2014 we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold we will realize our tax loss carry-forwards in the foreseeable future.

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

Sales of PhotoStamps retail boxes are initially recorded as deferred revenue.  PhotoStamps revenue related to the sale of these PhotoStamps retail boxes is subsequently recognized when either: 1) the PhotoStamps retail box is redeemed, or 2) the likelihood of the PhotoStamps retail box being redeemed is deemed remote (“breakage”) and there is no legal obligation to remit the value of the unredeemed PhotoStamps retail boxes.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. During the second quarter of 2015 and 2014 revenue from such advertising arrangements was not significant.

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance brokers. We recognize revenue on insurance purchases upon the ship date of the insured package.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. During second quarter of 2015 and 2014 PhotoStamps retail box breakage revenue was not significant.

In May 2014 FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so we may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Short- Term Financing Obligation

We utilize short-term financing to fund certain company operations.  As of June 30, 2015 we had $1.9 million in short-term financing obligations, which was included in accounts payable and accrued expenses and $10.1 million of unused credit.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements except as described in Note 3 – “Commitments and Contingencies.”

2.	Acquisition

Endicia Acquisition

On March 22, 2015 we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with PSI Systems, Inc., a California corporation d/b/a Endicia (“Endicia”), and Newell Rubbermaid Inc., a Delaware corporation (“Newell”).  Endicia, based in Palo Alto, California, is a leading provider of high volume shipping technologies and solutions for shipping with the USPS.  The Stock Purchase Agreement provides for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly-owned indirect subsidiary of Newell (“Transaction”) for an aggregate purchase price of $215 million in cash.  The purchase price is subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. The closing of the Transaction is subject to various customary conditions, including regulatory approval. The Transaction is not subject to a shareholder approval requirement.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stamps.com and Newell have certain rights to terminate the Stock Purchase Agreement including if the closing of the Transaction has not occurred on or prior to the date that is six months from the date of the Stock Purchase Agreement (“Termination Date”), provided, however, that the Termination Date will be automatically extended up to a date that is eighteen months after the date of the Stock Purchase Agreement in circumstances principally related to antitrust approval having not yet been obtained; provided, further, that under certain circumstances Newell can reduce the Termination Date to be a date that is twelve (12) months after the date of the Stock Purchase Agreement if we have not provided certain assurances as to extensions of our credit arrangements for the Transaction or other alternatives to such extensions.

In the event that the Stock Purchase Agreement is terminated under certain circumstances related to the failure to obtain antitrust regulatory approval, the Stock Purchase Agreement provides for us to pay to Newell $10,750,000.

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

During the second quarter, Stamps.com and Newell have each received a Request for Additional Information, or a "second request," from the United States Department of Justice (DOJ) in connection with the DOJ's review of Stamps.com's proposed acquisition of PSI Systems, Inc. (d/b/a Endicia) from Newell under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the Act). This second request from the DOJ is a standard part of the full regulatory process. The transaction, which was announced March 24, 2015, is subject to satisfaction of customary closing conditions, including expiration or termination of the waiting period under the Act. The effect of the second request is to extend the waiting period imposed by the Act until 30 days after Stamps.com and Newell have substantially complied with the second request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ. Stamps.com and Newell are gathering information to respond promptly to the second request and are cooperating with the DOJ in connection with its review

3.	Commitments and Contingencies

Legal Proceedings

On August 14, 2014, Rapid Enterprises, LLC, D/B/A Express 1, filed suit against ShipStation and some of its executives in the Third Judicial District Court for Salt Lake County, Utah, alleging, among other claims, that ShipStation breached its contract with Express 1 by violating an exclusivity provision. Express 1 seeks an injunction, damages, attorneys’ fees and court costs.  On December 12, 2014, Express 1 added additional claims and Stamps.com and our Chief Executive Officer as named defendants.

On August 6, 2015, Stamps.com and Express 1 entered into a settlement agreement that resolves all disputes between the parties.  Stamps.com agreed to pay Express 1 $10,000,000 in exchange for Express 1’s dismissal and permanent withdrawal of Express 1’s tort claims.  In addition, the parties agreed to continue and expand their business relationship going forward.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Express 1 is a sales and support business partner for the United States Postal Service that provides discounted shipping rates and technology solutions to lower volume USPS shippers.  Though our partnership with Express 1, Stamps.com and our subsidiaries are able to provide Express 1’s shipping discounts to our lower volume customers, and Express 1 is able to utilize our systems and software to better serve its customers.

The above settlement related to events that occurred prior to June 30, 2015. Therefore the $10,000,000 litigation settlement expense and associated liability were included in our consolidated financial statements as of and for the three and six months ended June 30, 2015.

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

Commitments

The following table is a schedule of our significant contractual obligations and commercial commitments, which consist only of future minimum lease payments under operating leases as of June 30, 2015 (in thousands):

Twelve Month Period Ending June 30,	Operating Lease Obligations
2016	$373
2017	263
2018	269
2019	136
Thereafter	—
Total	$1,041

4.	Net (Loss) Income per Share

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

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(10,431)	$11,174	$(11,401)	$18,508

Basic - weighted average common shares	16,402	15,993	16,280	16,107
Diluted effect of common stock equivalents	— (1)	385	— (1)	414
Diluted - weighted average common shares	16,402	16,378	16,280	16,521

(Loss) earnings per share:
Basic	$(0.64)	$0.70	$(0.70)	$1.15
Diluted	$(0.64)	$0.68	$(0.70)	$1.12

(1) Common equivalent shares are excluded from the diluted (loss) earnings per share calculation as their effect is anti-dilutive.

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive stock option shares	2,992	171	2,978	140

5.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense relating to:
Employee and director stock options	$3,274	$926	$5,802	$1,826
Employee stock purchases	127	—	241	116
Total stock-based compensation expense	$3,401	$926	$6,043	$1,942

Stock-based compensation expense relating to:
Cost of revenues	$201	$83	$368	$185
Sales and marketing	853	141	1,575	334
Research and development	617	164	1,165	400
General and administrative	1,730	538	2,935	1,023
Total stock-based compensation expense	$3,401	$926	$6,043	$1,942

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.9%	0.9%	1.0%	0.8%
Expected volatility	45%	50%	46%	50%
Expected life (in years)	3.4	3.4	3.4	3.5
Expected forfeiture rate	6%	6%	6%	6%

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  Goodwill was approximately $66.9 million as of June 30, 2015 and December 31, 2014.

Goodwill is not subject to amortization and is tested annually for impairment, and tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  In connection with our goodwill impairment analysis performed annually in our fourth quarter, we first assess qualitative factors to determine whether events or circumstances indicate that the fair value of our reporting units is less than their carrying value.  If, after assessing the totality of events or circumstances, we determine it is more likely than not the fair value of a reporting unit is less than its carrying amount, then we perform the two-step impairment test.  The first step of the two-step impairment analysis is to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  We determine the fair value of each reporting unit using the discount cash flow approach and a market base approach.  To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit.  The residual fair value after this allocation is the amount we would be required to recognize as impairment loss.  The process of evaluation the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecast and discount rates.

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, lease-in-place intangible assets, developed technology, non-compete agreements and customer relationships totaling approximately $29.5 million in gross carrying amount as of June 30, 2015 and December 31, 2014.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our amortizable intangible assets as of June 30, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,706	$183
Customer Relationships	11,300	1,505	9,795
Technology	7,000	903	6,097
Non-Compete	1,100	251	849
Trademark	700	160	540
Total amortizable intangible assets at June 30, 2015	$28,989	$11,525	$17,464

We recorded amortization of intangible assets totaling approximately $1.6 million and $204,000 for the six months ended June 30, 2015 and 2014, respectively, which is included in general and administrative expense in our accompanying consolidated statements of operations.

As of June 30, 2015, the remaining weighted average amortization period for our amortizable intangible assets is approximately 6.0 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending June 30,	Estimated Amortization Expense
2016	$2,895
2017	2,895
2018	2,882
2019	2,524
2020	2,449
Thereafter	3,819

7.	Income Taxes

During the second quarter of 2015 our income tax benefit was approximately $4.7 million, which is primarily attributable to our second quarter pre-tax loss and deferred income taxes.  Our actual effective tax rate during the second quarter of 2015 differs from statutory federal rate as a result of several factors, including non-temporary differences and state and local income taxes.  During the second quarter of 2014 our income tax benefit was approximately $3.5 million which consisted of federal and state alternative minimum taxes of approximately $167,000 offset by a valuation release of approximately $3.6 million.  Our effective income tax rate during the second quarter of 2014 differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes.  We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

On June 10, 2014 we completed our acquisition of ShipStation.  On August 29, 2014 we completed our acquisition of ShipWorks.  Based on these discrete events, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarter of 2014, respectively.  After analyzing our deferred tax assets including our remaining tax loss carry-forward and completing our forecast of future income taking into consideration potential synergy of the acquisitions, we believed we met the more likely than not threshold that we will be able to utilize our remaining tax loss carry-forward in the foreseeable future. As a result we released the remaining valuation allowance of approximately $9.6 million during the fourth quarter of 2014.  As of June 30, 2015 and December 31, 2014, we do not have any valuation allowance against our net deferred tax assets.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$77,825	$77,825	$—	$—
Available-for-sale debt securities	12,745	—	12,745	—
Total	$90,570	$77,825	$12,745	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$40,933	$40,933	$—	$—
Available-for-sale debt securities	16,697	—	16,697	—
Total	$57,630	$40,933	$16,697	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers.

As of June 30, 2015 contingent consideration relating to our acquisition of ShipStation was approximately $40.4 million.  The fair value of the contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our contingent consideration measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration, current	$40,398	$—	$—	$40,398

The following table represents a reconciliation of contingent consideration obligation measured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2015 (in thousands):

June 30, 2015

Beginning of year balance	$25,015
Contingent consideration distribution	(9,225)
Contingent consideration charges (1)	24,107
Contingent consideration compensation expense (1)	501
End of quarter balance	$40,398

(1)	This amount represents fair value adjustment during the first and second quarter of 2015 to contingent consideration recorded associated with the acquisition of ShipStation. The $24.1 million contingent consideration charge is recorded as a separate line item in our consolidated statement of operations. The $501,000 compensation expense for the adjustment of contingent consideration liability relating to certain employees is recorded in marketing and research and development in operating expenses.

9.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at June 30, 2015 and December 31, 2014. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the three and six months ended June 30, 2015. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 6 securities with a total fair value of $3.0 million that have unrealized losses of approximately $8,000 as of June 30, 2015.

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and six months ended June 30, 2015, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our cash, cash equivalents and investments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$70,745	—	—	$70,745
Money market	7,080	—	—	7,080
Cash and cash equivalents	77,825	—	—	77,825
Short-term investments:
Corporate bonds and asset backed securities	4,774	8	(3)	4,779
U.S. government and agency securities	1,499	2	—	1,501
Short-term investments	6,273	10	(3)	6,280
Long-term investments:
Corporate bonds and asset backed securities	6,425	46	(6)	6,465
Long-term investments	6,425	46	(6)	6,465
Cash, cash equivalents and investments	$90,523	56	(9)	$90,570

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$37,870	—	—	$37,870
Money market	3,063	—	—	3,063
Cash and cash equivalents	40,933	—	—	40,933
Short-term investments:
Corporate bonds and asset backed securities	4,960	23	(1)	4,982
U.S. government and agency securities	1,498	2	—	1,500
Short-term investments	6,458	25	(1)	6,482
Long-term investments:
Corporate bonds and asset backed securities	10,178	46	(9)	10,215
Long-term investments	10,178	46	(9)	10,215
Cash, cash equivalents and investments	$57,569	71	(10)	$57,630

The following table summarizes contractual maturities of our marketable fixed-income securities as of June 30, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,273	$6,280
Due after one year through five years	6,387	6,415
Due after five years through ten years	38	50
Total	$12,698	$12,745

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisition

On March 22, 2015, we entered into a definitive agreement to acquire Endicia, a wholly owned subsidiary of Newell Rubbermaid, for an aggregate purchase price of $215 million in cash.  Endicia is based in Palo Alto, California and is a leading provider of high volume shipping services, technologies and solutions for use with the USPS and other postal partners.  This transaction is expected to close five business days after the completion of the customary closing conditions including regulatory approval.  We are currently in the regulatory review process and the timing of that process is uncertain.  We intend to fund the transaction with cash on hand and committed financing of up to $165 million, which we have secured from three leading banks.  See Note 2 – “Endicia Acquisition” in our Notes to Consolidated Financial Statement for additional information regarding this transaction.

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

Results of Operations

Total revenue in the second quarter of 2015 was $48.4 million, an increase of 41% from $34.3 million in the second quarter of 2014.  Total revenue during the six months ended June 30, 2015 was $92.4 million, an increase of 37% from $67.6 million in the six months ended June 30, 2014.  Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $47.3 million in the second quarter of 2015, an increase of 44% from $32.9 million in the second quarter of 2014 and was $90.3 million in the six months ended June 30, 2015, an increase of 39% from $65.2 million in the six months ended June 30, 2014.  PhotoStamps revenue in the second quarter of 2015 was $1.1 million, a decrease of 21% from $1.4 million in the second quarter of 2014 and was $2.1 million in the six months ended June 30, 2015, a decrease of 14% from $2.4 million in the six months ended June 30, 2014.

The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2015 and 2014 and the resulting percentage change (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Service revenue	$40,378	$26,921	50%	$76,027	$52,564	45%
Product revenue	4,270	3,955	8%	9,013	8,568	5%
Insurance revenue	2,631	2,047	29%	5,293	4,040	31%
Mailing and shipping revenue	$47,279	$32,923	44%	$90,333	$65,172	39%

PhotoStamps revenue	$1,072	$1,359	(21%)	$2,061	$2,408	(14%)
Other revenue	9	2	350%	18	2	800%
Total revenue	$48,360	$34,284	41%	$92,412	$67,582	37%

The following table sets forth the breakdown of mailing and shipping revenue, which includes Core mailing and shipping revenue and Non-Core mailing and shipping revenue and the resulting percent change for the periods indicated (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Core mailing and shipping revenue	$46,837	$32,379	45%	$89,401	$64,055	40%
Non-Core mailing and shipping revenue	442	544	(19%)	932	1,117	(17%)
Mailing and shipping revenue	$47,279	$32,923	44%	$90,333	$65,172	39%

The increase in Core mailing and shipping revenue was driven by both an increase in average revenue per paid customer and an increase in paid customers. The average monthly revenue per paid customer in the second quarter of 2015 was $28.17, an increase of 28% compared to $21.92 in the second quarter of 2014.  Paid customers in the second quarter of 2015 were approximately 554,000, an increase of 13% compared to 492,000 in the second quarter of 2014. We define paid customers for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue from at least once during that quarter.

The following table sets forth the growth in paid customers and average quarterly revenue per paid customer for our Core mailing and shipping business:

	Three months ended June 30,
	2015	2014	% Change
Paid customers for the quarter (000s)	554	492	13%
Average quarterly revenue per paid customer	$84.51	$65.76	28%
Core mailing and shipping revenue (000s)	$46,838	$32,379	45%

The increase in paid customers during the quarter was primarily driven by (1) a higher number of Stamps.com new paid customers compared to the prior year as a result of our increased activity and spending in Core mailing and shipping marketing channels, (2) the addition of new paid customers from ShipStation and ShipWorks as a result of our acquisitions in 2014, and (3) lower customer churn rates compared to the prior year.

The increase in average revenue per paid customer (“ARPU”) was primarily the result of (1) the addition of new paid customers from our acquisitions of ShipStation and ShipWorks where the ARPU for those newly acquired paid customers is higher as compared to the ARPU from the existing Stamps.com small business customers and (2) growth in postage printed by shipping customers which was primarily attributable to our acquisitions of ShipStation and ShipWorks.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Revenues
Service	$40,378	$26,921	$76,027	$52,564
Product	4,270	3,955	9,013	8,568
Insurance	2,631	2,047	5,293	4,040
PhotoStamps	1,072	1,359	2,061	2,408
Other	9	2	18	2
Total revenues	$48,360	$34,284	$92,412	$67,582
Revenue as a percentage of total revenues
Service	83.5%	78.5%	82.3%	77.8%
Product	8.8%	11.5%	9.8%	12.7%
Insurance	5.4%	6.0%	5.7%	6.0%
PhotoStamps	2.2%	4.0%	2.2%	3.5%
Other	0%	0%	0%	0%
Total revenues	100%	100%	100%	100%

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

Service revenue increased 50% to $40.4 million in the second quarter of 2015 from $26.9 million in the second quarter of 2014 and increased 45% to $76.0 million in the six months ended June 30, 2015 from $52.6 million in the six months ended June 30, 2014.  The 50% increase in service revenue during the second quarter of 2015 consisted of a 51% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 18%.  The 51% increase in our Core mailing and shipping service revenue during the second quarter of 2015 consisted of a 13% increase in paid customers and a 34% increase in average service revenue per customer.  The 45% increase in service revenue during the six months ended June 30, 2015 consisted of a 46% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 16%.

Product revenue increased 8% to $4.3 million in the second quarter of 2015 from $4.0 million in the second quarter of 2014 and increased 5% to $9.0 million in the six months ended June 30, 2015 from $8.6 million in the six months ended June 30, 2014. The increase is primarily attributable to an increase in sales of mailing and shipping labels and label printers as we continue to grow our customer base.  Postage printed typically helps drive sales of consumables supplies such as labels.  Total postage printed by customers using our service was $548 million and $371 million during the second quarter of 2015 and 2014, respectively, and increase of 48%.  Postage printed by customers was $1.1 billion and $762 million during the six months ended June 30, 2015 and 2014, respectively, an increase of 45%.

Insurance revenue increased 29% to $2.6 million in the second quarter of 2015 from $2.0 million in the second quarter of 2014 and increased 31% to $5.3 million in the six months ended June 30, 2015 from $4.0 million in the six months ended June 30, 2014. The increase in insurance revenue was primarily attributable to our recent acquisitions whose solutions target shipping customers who are more likely than mailing customers to purchase insurance.

PhotoStamps revenue decreased 21% to $1.1 million in the second quarter of 2015 from $1.4 million in the second quarter of 2014 and decreased 14% to $2.1 million in the six months ended June 30, 2015 from $2.4 million in the six months ended June 30, 2014.  The decrease in revenue is primarily attributable to our decreased marketing efforts and expenditures on the PhotoStamps business compared to our Mailing and Shipping business.

Total PhotoStamps sheets shipped was approximately 69,000 in the second quarter of 2015, a 27% decrease compared to 95,000 in the second quarter of 2014 and was 122,000 in the six months ended June 30, 2015, a decrease of 21% compared to 155,000 in the six months ended June 30, 2014.   Average revenue per sheet shipped increased 9% in the second quarter of 2015 to $15.6 from $14.3 in the second quarter of 2014 and increased 9% in the six months ended June 30, 2015 to $16.9 from $15.6 in the six months ended June 30, 2014. The decrease in sheets shipped was attributable to both decreased website orders as well as a decrease in high volume business orders which can fluctuate from period to period.  The increase in average revenue per sheet shipped was primarily attributable to a price increase on our PhotoStamps offering.

Other revenue consists of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $9,000 and $2,000 in the second quarter of 2015 and 2014, respectively and was approximately $18,000 and $2,000 during the six months ended June 30, 2015 and 2014, respectively.  Commission revenue from the advertising or sale of products by third party vendors is currently not material to our consolidated financial statements.

Cost of Revenues

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of Revenues
Service	$6,695	$4,449	$12,966	$8,818
Product	1,435	1,292	3,036	2,834
Insurance	927	717	1,850	1,405
PhotoStamps	881	1,158	1,711	2,004
Total cost of revenues	$9,938	$7,616	$19,563	$15,061
Cost as percentage of associated revenues
Service	16.6%	16.5%	17.1%	16.8%
Product	33.6%	32.7%	33.7%	33.1%
Insurance	35.2%	35.0%	35.0%	34.8%
PhotoStamps	82.2%	85.2%	83.0%	83.2%
Total cost as a percentage of total revenues	20.6%	22.2%	21.2%	22.3%

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

Cost of service revenue increased 50% to $6.7 million in the second quarter of 2015 from $4.4 million in the second quarter of 2014 and increased 47% to $13.0 million in the six months ended June 30, 2015 from $8.8 million in the six months ended June 30, 2014. The increase, both during the second quarter of 2015 and six months ended June 30, 2015, is primarily attributable to higher customer service costs to support our growing customer base, higher promotional expense and higher variable costs associated with our growth in revenue.  Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period.  Promotional expense was approximately $906,000 in the second quarter of 2015, an increase of 24% from $732,000 in the second quarter of 2014, and was approximately $2.0 million during the six months ended June 30, 2015, an increase of 21% from $1.6 million during the six months ended June 30, 2014.  The increase in our promotional expense both during the second quarter of 2015 and during the six months ended June 30, 2015 is primarily attributable to higher customer acquisition.

Cost of product revenue increased 11% to $1.4 million in the second quarter of 2015 from $1.3 million in the second quarter of 2014 and increased 7% to $3.0 million in the six months ended June 30, 2015 from $2.8 million in the six months ended June 30, 2014. The increase in cost of product revenue both in the second quarter of 2015 and six months ended June 30, 2015 is primarily due to higher fulfillment costs as a percentage of product revenue.

Cost of insurance revenue increased 29% to $927,000 in the second quarter of 2015 from $717,000 in the second quarter of 2014 and increased 32% to $1.9 million in the six months ended June 30, 2015 from $1.4 million in the six months ended June 30, 2014. The percentage increase in cost of insurance revenue was consistent with the percentage increase in insurance revenue.

Cost of PhotoStamps revenue decreased 24% to $881,000 in the second quarter of 2015 from $1.2 million in the second quarter of 2014 and decreased 15% to $1.7 million in the six months ended June 30, 2015 from $2.0 million in the six months ended June 30, 2014. The percentage decrease in cost of PhotoStamps revenue during the three and six months ended June 30, 2015 primarily attributable to fewer PhotoStamps sheets shipped and is consistent with the decrease in PhotoStamps revenue.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Sales and marketing	$12,536	$10,663	$26,557	$22,033
Research and development	4,680	3,036	8,962	5,952
General and administrative	12,763	5,350	20,534	9,547
Contingent consideration charges	13,595	—	24,107	—
Legal settlements and reserves	10,000	—	10,000	—
Total operating expenses	$53,574	$19,049	$90,160	$37,532
Operating expenses as a percent of total revenue:
Sales and marketing	26%	31%	29%	33%
Research and development	10%	9%	10%	9%
General and administrative	26%	16%	22%	14%
Contingent consideration charges	28%	—	26%	—
Legal settlements and reserves	21%	—	11%	—
Total operating expenses	111%	56%	98%	56%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 18% to $12.5 million in the second quarter of 2015 from $10.7 million in the second quarter of 2014, and increased 21% to $26.6 million in the six months ended June 30, 2015 from $22.0 million in the six months ended June 30, 2014.  Sales and marketing spending in both the second quarter and six months ended June 30, 2015 in our Core Mailing and Shipping business increased primarily due to (1) the addition of sales and marketing expense from our ShipStation and ShipWorks acquisitions, (2) an increase in stock-based compensation expense and (3) an increase in marketing spending and activity as we continued to focus on acquiring customers in our Core Mailing and Shipping business; partially offset by a reduction in spending in our Non-Core Mailing and Shipping and PhotoStamps businesses. Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 54% to $4.7 million in the second quarter of 2015 from $3.0 million in the second quarter of 2014, and increased 51% to $9.0 million in the six months ended June 30, 2015 from $6.0 million in the six months ended June 30, 2014.  The increase both in the second quarter 2015 and six months ended June 30, 2015 is primarily due to the addition of research and development expense from our ShipStation and ShipWorks acquisitions as well as an increase in headcount-related expenses including stock-based compensation expense to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 139% to $12.8 million in the second quarter of 2015 from $5.4 million in the second quarter of 2014, and increased 115% to $20.5 million in the six months ended June 30, 2015 from $9.5 million in the six months ended June 30, 2014. The increase both during the second quarter of 2015 and six months ended June 30, 2015 is primarily attributable to (1) the addition of general and administrative expense from our ShipStation and ShipWorks acquisitions, (2) an increase in headcount and associated related expenses and infrastructure investments to support the growth in our business, (3) an increase in stock-based compensation expense, (4) an increase in legal expenses for matters not related to our acquisitions, (5) expenses related to the signing of the definitive agreement to acquire Endicia, (6) expenses related to the regulatory review process for our proposed acquisition of Endicia and (7) an increase in the amortization of acquired intangibles also related to our acquisitions.

Contingent consideration charges

Contingent consideration charges were $13.6 million and $24.1 million during the three and six months ended June 30, 2015, respectively.  The contingent consideration charges were attributable to the change in the fair value of our contingent consideration liability related to the acquisition of ShipStation. We did not have these charges in the three and six months ended June 30, 2014. See Note 8 – “Fair Value Measurements” in our Notes to Consolidated Financial Statement for the reconciliation of our contingent consideration liability.

Litigation Settlement

Litigation settlement expense was $10.0 million in both the three and six months ended June 30, 2015.  The expense resulted from the settlement of our litigation with Express 1 that resolved all disputes between the parties. We did not have this charge during the three and six months ended June 30, 2014.  See Note 3 – “Commitments and Contingencies” in our Notes to Consolidated Financial Statements for further description.

Interest and Other (Loss) Income, Net

Interest and other (loss) income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental (loss) income from our corporate headquarters in El Segundo, California.  Interest and other income, net decreased 116% to a loss of $14,000 in the second quarter of 2015 from an income of $89,000 in the second quarter of 2014, and decreased 76% to an income of $55,000 in the six months ended June 30, 2015 from an income $225,000 in the six months ended June 30, 2014.  The decrease, both during the second quarter and six months ended June 30, 2015 is primarily due to (1) lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments and (2) lower rental income.

Provision for Income Taxes

We recognized income tax benefits of approximately $4.7 million and $5.9 million during the three and six months ended June 30, 2015, respectively. Our income tax benefits during the three and six months ended June 30, 2015 was primarily attributable to our pre-tax loss and deferred income taxes. Our actual effective tax rate during the three and six months ended June 30, 2015 differs from statutory federal rate as a result of several factors, including non-temporary differences and state and local income taxes.  We recognized income tax benefits of approximately $3.5 million and $3.3 million during the three and six months ended June 30, 2014, which consisted of federal and state alternative minimum taxes offset by a partial release of our valuation allowance.

On June 10, 2014 we completed our acquisition of ShipStation.  On August 29, 2014 we completed our acquisition of ShipWorks.  Based on these discrete events, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarters of 2014, respectively.  After analyzing our deferred tax assets including our remaining tax loss carry-forward and completing our forecast of future income taking into consideration potential synergy of the acquisitions, we believed we met the more likely than not threshold that we will be able to utilize our remaining tax loss carry-forward in the foreseeable future. As a result we released the remaining valuation allowance of approximately $9.6 million during the fourth quarter of 2014.  As of June 30, 2015 and December 31, 2014, we do not have any valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, we had approximately $91 million and $58 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was $26.4 million and $26.9 million during the six months ended June 30, 2015 and 2014, respectively.  The change in net cash provided by operating activities in 2015 compared to 2014 was primarily attributable to changes in our operating assets and liabilities.

Net cash provided in investing activities was $2.7 million during the six months ended June 30, 2015.  Net cash used in investing activities was $48.7 million during the six months ended June 30, 2014. The change in 2015 compared to 2014 was primarily attributable to the use of cash for the acquisitions in 2014 which did not occur in 2015.

Net cash provided in financing activities was $7.7 million during the six months ended June 30, 2015 and net cash used in financing activities was $11.1 million during the six months ended June 30, 2014. The change was primarily attributable to the increase in cash proceeds from the exercise of stock options in 2015 compared to 2014 and to the use of cash to repurchase our common stock in 2014 which did not occur in 2015.

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

Updated Expectations for 2015

As of the date of the filing of this Quarterly Report, we expect the following trends for 2015:

•	We expect 2015 revenue to be in a range of between $170 million to $190 million.

•	We expect 2015 Core mailing and shipping revenue to be up between 20% to 30% compared to 2014. Our ability to grow our Core mailing and shipping revenue is partly dependent on our ability to increase our small business customer acquisition spending on marketing programs resulting in the addition of new customers. To the extent we are not able to achieve our target increase in spending, as outlined below, this would negatively impact our 2015 Core mailing and shipping revenue growth expectations.

•	We expect Non-Core mailing and shipping revenue to continue to be down in 2015 compared to 2014 consistent with historical trends as we continue to minimize our investments in these areas.

•	We expect PhotoStamps revenue to be down in 2015 compared to 2014 as we expect to continue to minimize investments in these areas of our business and it may be challenging to repeat the same level of high volume business orders in 2015 as we achieved in 2014.

•	We are targeting small business customer acquisition spending including ShipStation and ShipWorks to be up 10% to 20% in 2015 compared to 2014. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly.

•	Customer acquisition spending is expensed in the period incurred while the revenue and profits associated with the acquired customer is earned over the customer's lifetime. As a result, increased customer acquisition spending in future periods could result in a reduction in operating profit and cash flow compared to past periods.

•	We expect research and development expenses to be higher in 2015 as compared to 2014 reflective of the year-over-year increases experienced in the six months ended June 30, 2015.

•	We expect general and administrative expenses to be higher in 2015 as compared to 2014 reflective of the year-over-year increases experienced in the six months ended June 30, 2015.

•	We expect 2015 capital expenditures for the business to be approximately $3.0 - $3.5 million.

As discussed above, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 17 of Part I of this Report. Our business has grown through acquisition during 2014; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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

As of July 31, 2015, we had approximately 16.5 million shares outstanding, and therefore ownership of approximately 824,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 240 days at June 30, 2015. Our cash equivalents and investments approximated $91 million and had a weighted average interest rate of 0.7%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended June 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 3 – “Commitments and Contingencies – Legal Proceedings” of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the second quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
April 1, 2015 – April 30, 2015	—	—	—	$37,150
May 1, 2015 – May 31, 2015	—	—	—	$37,150
June 1, 2015 – June 30, 2015	—	—	—	$37,150

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

STAMPS.COM INC.
(Registrant)

August 7, 2015	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

August 7, 2015	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer