Form 10-Q
period 2015-09-30
STAMPS.COM INC
filed 2015-11-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of October 31, 2015, there were 16,600,610 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,559	$40,933
Short-term investments	9,617	6,482
Accounts receivable, net	15,295	12,325
Deferred income taxes	2,143	2,143
Other current assets	7,630	6,071
Total current assets	124,244	67,954
Property and equipment, net	29,251	30,427
Goodwill	66,893	66,893
Intangible assets, net	17,229	19,570
Long-term investments	3,060	10,215
Deferred income taxes	53,140	51,673
Other assets	8,766	7,999
Total assets	$302,583	$254,731

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$29,132	$22,521
Deferred revenue	2,326	2,164
Contingent consideration, current	42,512	9,225
Total current liabilities	73,970	33,910
Contingent consideration, long-term	—	15,790
Total liabilities	73,970	49,700

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2015 and 2014
Issued shares: 29,365 in 2015 and 28,763 in 2014
Outstanding shares: 16,599 in 2015 and 15,997 in 2014	52	51
Additional paid-in capital	705,798	678,075
Treasury stock, at cost, 12,766 shares in 2015 and 2014	(172,410)	(172,410)
Accumulated deficit	(304,873)	(300,746)
Accumulated other comprehensive income	46	61
Total stockholders’ equity	228,613	205,031
Total liabilities and stockholders’ equity	$302,583	$254,731

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Service	$42,470	$30,057	$118,497	$82,621
Product	4,193	3,875	13,206	12,443
Insurance	2,513	2,360	7,806	6,400
PhotoStamps	2,484	1,532	4,545	3,940
Other	9	10	27	12
Total revenues	51,669	37,834	144,081	105,416
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	6,809	5,123	19,775	13,941
Product	1,364	1,285	4,400	4,119
Insurance	896	843	2,746	2,248
PhotoStamps	2,120	1,293	3,831	3,297
Total cost of revenues	11,189	8,544	30,752	23,605
Gross profit	40,480	29,290	113,329	81,811
Operating expenses:
Sales and marketing	11,341	9,516	37,898	31,549
Research and development	4,758	3,407	13,720	9,359
General and administrative	9,470	6,191	30,004	15,738
Contingent consideration charges	1,920	860	26,027	860
Litigation settlement	—	—	10,000	—
Total operating expenses	27,489	19,974	117,649	57,506
Income (loss) from operations	12,991	9,316	(4,320)	24,305

Interest and other income, net	48	71	103	296
Income (loss) before income taxes	13,039	9,387	(4,217)	24,601
Income tax expense (benefit)	5,765	(85)	(90)	(3,379)
Net income (loss)	$7,274	$9,472	$(4,127)	$27,980

Net income (loss) per share
Basic	$0.44	$0.60	$(0.25)	$1.75
Diluted	$0.42	$0.58	$(0.25)	$1.70
Weighted average shares outstanding
Basic	16,538	15,881	16,367	16,031
Diluted	17,517	16,258	16,367 (1)	16,433

(1) Common equivalent shares are excluded from the diluted (loss) earnings per share calculation as their effect is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$7,274	$9,472	$(4,127)	$27,980
Other comprehensive income (loss), net of tax:
Unrealized loss on investments	(1)	(37)	(15)	(60)
Comprehensive income (loss)	$7,273	$9,435	$(4,142)	$27,920

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss (income)	$(4,127)	$27,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,169	3,193
Stock-based compensation expense	9,104	2,402
Deferred income tax, net of additional paid-in capital	(872)	(3,979)
Contingent consideration	26,027	860
Changes in operating assets and liabilities:
Accounts receivable, net	(2,970)	7,567
Other current assets	(1,934)	19
Other assets	(767)	(2,157)
Deferred revenue	162	(68)
Accounts payable and accrued expenses	5,171	3,831
Net cash provided by operating activities	34,963	39,648

Investing activities:
Sale of short-term investments	3,918	6,402
Purchase of short-term investments	(977)	(3,938)
Sale of long-term investments	1,064	4,027
Purchase of long-term investments	—	(2,868)
Acquisition of ShipStation (net of cash acquired)	—	(48,883)
Acquisition of ShipWorks (net of cash acquired)	—	(21,080)
Purchase of property and equipment	(1,652)	(2,295)
Net cash provided by (used in) investing activities	2,353	(68,635)

Financing activities:
Proceeds from short term financing obligation, net of repayments	1,815	—
Proceeds from exercise of stock options	7,940	1,622
Issuance of common stock under ESPP	1,555	1,238
Repurchase of common stock	—	(12,888)
Net cash provided by (used in) financing activities	11,310	(10,028)
Net increase (decrease) in cash and cash equivalents	48,626	(39,015)
Cash and cash equivalents at beginning of period	40,933	66,674
Cash and cash equivalents at end of period	$89,559	$27,659

Supplemental Information:
Capital expenditures accrued but not paid at period end	$6	$40

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015, and our cash flows for the nine months ended September 30, 2015.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, the number of PhotoStamps retail boxes that will not be redeemed, deferred income taxes, the estimates and assumptions used to calculate the allocation of the purchase price related to our acquisitions, including related contingent consideration, and estimates regarding the useful lives of our building, patents and other amortizable intangible assets, and goodwill.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain contingent consideration may be payable by us in connection with our acquisition of ShipStation. The fair value of the contingent consideration is determined using valuation techniques that replicate the pay-off structure of the stock earn-out provision in the ShipStation transaction, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.  During the third quarter of 2015 we incurred approximately $2.1 million of charges relating to our contingent consideration liability of which $1.9 million was recorded in contingent consideration charges and $194,000 was recorded in marketing and research and development in operating expenses.  We have incurred approximately $26.7 million of charges relating to our contingent consideration liability during the nine months ended September 30, 2015 of which $26.0 million was recorded in contingent consideration charges and $695,000 was recorded in marketing and research and development in operating expenses. Contingent consideration liability was approximately $42.5 million as of September 30, 2015.

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

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  We are required to test goodwill for impairment annually and whenever events or circumstances indicate the fair value of a reporting unit may be below its carrying value.  Goodwill will be reviewed for impairment annually on October 1.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of September 30, 2015 and December 31, 2014 we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold we will realize our tax loss carry-forwards in the foreseeable future.

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. During the third quarter of 2015 and 2014 revenue from such advertising arrangements was not significant.

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance brokers. We recognize revenue on insurance purchases upon the ship date of the insured package.

STAMPS.COM INC AND SUBSIDIARIES
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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. During third quarter of 2015 and 2014 PhotoStamps retail box breakage revenue was not significant.

Recent Accounting Pronouncement

In May 2014 FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using U.S. GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so we may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Short- Term Financing Obligation

We utilize short-term financing to fund certain company operations.  As of September 30, 2015 we had $1.8 million in short-term financing obligations, which was included in accounts payable and accrued expenses and $10.6 million of unused credit.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the consolidated financial statements except as described in Note 2 – “Acquisition.”

2.	Acquisition

Endicia Acquisition Update

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

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The closing of the Transaction is subject to various customary conditions, including antitrust regulatory clearance which was received on November 2, 2015.  During the second quarter, Stamps.com and Newell each received a Request for Additional Information, or a "second request," from the United States Department of Justice (DOJ) in connection with the DOJ's review of Stamps.com's proposed acquisition of PSI Systems, Inc. (d/b/a Endicia) from Newell under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  During the third quarter, Stamps.com and Newell each responded to the second request.  On November 2, 2015, the parties received written notice from the DOJ that it had closed its investigation.  As a result, the Transaction, and the related Credit Facilities described above, are expected to close on November 18, 2015.

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

The performance linked earn-out payment of Stamps.com shares (or contingent consideration) to former equity members of Auctane LLC is based on the achievement of certain financial measures within a future time period.  There are two periods in which the earn-out payment will be calculated.  The first earn-out period was based on the achievement of certain financial measures during the six months ended December 31, 2014.  The second earn-out period is based on the achievement of certain financial measure during the twelve months ended December 31, 2015.  The range of Stamps.com shares available for the performance linked earn-out for both periods is between 576,675 to 768,900 shares provided a minimum threshold for the financial measures is achieved.  The fair value of the contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.

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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Revenue	$38,653	$112,604
Income from operations	9,750	24,682
Net income	9,558	24,282
Basic earnings per share	$0.60	$1.51
Diluted earnings per share	$0.59	$1.48

3.	Commitments and Contingencies

Legal Proceedings

On August 14, 2014, Rapid Enterprises, LLC, D/B/A Express One, filed suit against ShipStation and some of its executives in the Third Judicial District Court for Salt Lake County, Utah, alleging, among other claims, that ShipStation breached its contract with Express One by violating an exclusivity provision. Express One sought an injunction, damages, attorneys’ fees and court costs.  On December 12, 2014, Express One added additional claims and Stamps.com and our Chief Executive Officer as named defendants.

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On August 6, 2015, Stamps.com and Express One entered into a settlement agreement that resolved all disputes between the parties.  Stamps.com agreed to pay Express One $10,000,000 in exchange for Express One’s dismissal and permanent withdrawal of Express One’s tort claims.  In addition, the parties agreed to continue and expand their business relationship going forward.

Express One is a sales and support business partner for the United States Postal Service that provides discounted shipping rates and technology solutions to lower volume USPS shippers.  Through our partnership with Express One, Stamps.com and our subsidiaries are able to provide Express One’s shipping discounts to our lower volume customers, and Express One is able to utilize our systems and software to better serve its customers.

The $10,000,000 settlement liability was included in accrued expenses as of June 30, 2015 and was subsequently paid during the third quarter of 2015.

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

Commitments

The following table is a schedule of our significant contractual obligations and commercial commitments, which consist only of future minimum lease payments under operating leases as of September 30, 2015 (in thousands):

Twelve Month Period Ending September 30,	Operating Lease Obligations
2016	$308
2017	265
2018	270
2019	69
Total	$912

4.	Net Income (loss) per Share

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

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$7,274	$9,472	$(4,127)	$27,980

Basic - weighted average common shares	16,538	15,881	16,367	16,031
Diluted effect of common stock equivalents	979	377	— (1)	402
Diluted - weighted average common shares	17,517	16,258	16,367	16,433

Net income (loss) per share:
Basic	$0.44	$0.60	$(0.25)	$1.75
Diluted	$0.42	$0.58	$(0.25)	$1.70

(1) Common equivalent shares are excluded from the diluted (loss) earnings per share calculation as their effect is anti-dilutive.

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive stock option shares	64	195	2,990	158

5.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense relating to:
Employee and director stock options	$2,899	$357	$8,701	$2,183
Employee stock purchases	162	103	403	219
Total stock-based compensation expense	$3,061	$460	$9,104	$2,402

Stock-based compensation expense relating to:
Cost of revenues	$221	$75	$589	$260
Sales and marketing	766	81	2,341	415
Research and development	641	157	1,806	557
General and administrative	1,433	147	4,368	1,170
Total stock-based compensation expense	$3,061	$460	$9,104	$2,402

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.0%	1.0%	1.0%	0.9%
Expected volatility	46%	50%	46%	50%
Expected life (in years)	3.4	3.4	3.4	3.5
Expected forfeiture rate	6%	6%	6%	6%

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  Goodwill was approximately $66.9 million as of September 30, 2015 and December 31, 2014.

Goodwill is not subject to amortization and is tested annually for impairment, and tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  In connection with our goodwill impairment analysis performed annually in our fourth quarter, we will perform a quantitative two-step impairment analysis.  The first step of the two-step impairment analysis is to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  We determine the fair value of each reporting unit using the discount cash flow approach and a market base approach.  To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit.  The residual fair value after this allocation is the amount we would be required to recognize as impairment loss.  The process of evaluation the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecast and discount rates.

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, lease-in-place intangible assets, developed technology, non-compete agreements and customer relationships totaling approximately $29.5 million in gross carrying amount as of September 30, 2015 and December 31, 2014.

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our amortizable intangible assets as of September 30, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,717	$172
Customer Relationships	11,300	1,882	9,418
Technology	7,000	1,130	5,870
Non-Compete	1,100	320	780
Trademark	700	199	501
Total amortizable intangible assets at September 30, 2015	$28,989	$12,248	$16,741

We recorded amortization of intangible assets totaling approximately $2.3 million and $719,000 for the nine months ended September 30, 2015 and 2014, respectively, which is included in general and administrative expense in our accompanying consolidated statements of operations.

As of September 30, 2015, the remaining weighted average amortization period for our amortizable intangible assets is approximately 5.7 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending September 30,	Estimated Amortization Expense
2016	$2,895
2017	2,895
2018	2,811
2019	2,483
2020	2,414
Thereafter	3,243

7.	Income Taxes

During the third quarter of 2015 our income tax expense was approximately $5.8 million, which is primarily attributable to our third quarter pre-tax income and deferred income taxes.  During the nine months ended September 30, 2015 we recognized an income tax benefit of $90,000, which is primarily attributable to our pre-tax loss and deferred income taxes.  Our actual effective tax rate during the three and nine months ended September 30, 2015 differs from statutory federal rate as a result of several factors, including non-temporary differences and state and local income taxes.  During the three and nine months ended September 30, 2014 our income tax benefit was approximately $85,000 and $3.4 million, respectively, which consisted of federal and state alternative minimum taxes of approximately $260,000 and $599,000, respectively, offset by a valuation allowance release of approximately $345,000 and $3.4 million, respectively.  Our effective income tax rate during the third quarter of 2014 differs from the statutory income tax rate primarily as a result of our use of net operating losses to offset current federal and state income taxes and the partial release of our valuation allowance. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

On June 10, 2014 we completed our acquisition of ShipStation.  On August 29, 2014 we completed our acquisition of ShipWorks.  Based on these discrete events, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarter of 2014, respectively.  After analyzing our deferred tax assets including our remaining tax loss carry-forward and completing our forecast of future income taking into consideration potential synergy of the acquisitions, we believed we met the more likely than not threshold that we will be able to utilize our remaining tax loss carry-forward in the foreseeable future. As a result we released the remaining valuation allowance of approximately $9.6 million during the fourth quarter of 2014.  As of September 30, 2015 and December 31, 2014, we do not have any valuation allowance against our net deferred tax assets.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$89,559	$89,559	$—	$—
Available-for-sale debt securities	12,677	1,502	11,175
Total	$102,236	$91,061	$11,175	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$40,933	40,933	$—	$—
Available-for-sale debt securities	16,697	—	16,697	—
Total	$57,630	$40,933	$16,697	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers.

As of September 30, 2015, the contingent consideration relating to our acquisition of ShipStation was approximately $42.5 million.  The fair value of the contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our contingent consideration measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent consideration, current	$42,512	$—	$—	$42,512

The following table represents a reconciliation of contingent consideration obligation measured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2015 (in thousands):

September 30, 2015

Beginning of year balance	$25,015
Contingent consideration distribution	(9,225)
Contingent consideration charges (1)	26,027
Contingent consideration compensation expense (1)	695
End of quarter balance	$42,512

(1)	This amount represents fair value adjustment during the first, second and third quarter of 2015 to contingent consideration recorded associated with the acquisition of ShipStation. The $26.0 million contingent consideration charge is recorded as a separate line item in our consolidated statement of operations. The $695,000 compensation expense for the adjustment of contingent consideration liability relating to certain employees is recorded in marketing and research and development in operating expenses.

9.	Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, asset-backed securities, US government obligations, and public corporate debt securities at September 30, 2015 and December 31, 2014. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the three and nine months ended September 30, 2015. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 4 securities with a total fair value of $1.3 million that have unrealized losses of approximately $5,000 as of September 30, 2015.

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and nine months ended September 30, 2015, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following tables summarize our cash, cash equivalents and investments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$82,376	—	—	$82,376
Money market	7,183	—	—	7,183
Cash and cash equivalents	89,559	—	—	89,559
Short-term investments:
Corporate bonds and asset backed securities	8,097	20	(2)	8,115
U.S. government and agency securities	1,501	1	—	1,502
Short-term investments	9,598	21	(2)	9,617
Long-term investments:
Corporate bonds and asset backed securities	3,033	30	(3)	3,060
Long-term investments	3,033	30	(3)	3,060
Cash, cash equivalents and investments	$102,190	51	(5)	$102,236

STAMPS.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$37,870	—	—	$37,870
Money market	3,063	—	—	3,063
Cash and cash equivalents	40,933	—	—	40,933
Short-term investments:
Corporate bonds and asset backed securities	4,960	23	(1)	4,982
U.S. government and agency securities	1,498	2	—	1,500
Short-term investments	6,458	25	(1)	6,482
Long-term investments:
Corporate bonds and asset backed securities	10,178	46	(9)	10,215
Long-term investments	10,178	46	(9)	10,215
Cash, cash equivalents and investments	$57,569	71	(10)	$57,630

The following table summarizes contractual maturities of our marketable fixed-income securities as of September 30, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$9,598	$9,617
Due after one year through five years	3,005	3,020
Due after five years through ten years	28	40
Total	$12,631	$12,677

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Please refer to the risk factors under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2014 as well as those described elsewhere in this and in our other public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Stamps.com, NetStamps, PhotoStamps, Hidden Postage, ShipStation, ShipWorks, Stamps.com Internet postage and the Stamps.com logo are our trademarks or those of our subsidiaries.  This report also references trademarks of other entities.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions.  Under the Stamps.com branded solutions, our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others.  Customers using our service receive discounted postage rates compared to USPS retail on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises.  We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999.  In addition, we now offer multi-carrier shipping solutions under the brand names ShipStation® and ShipWorks® as a result of our acquisitions.

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

Acquisitions

On March 22, 2015, we entered into a definitive agreement to acquire Endicia, a wholly owned subsidiary of Newell Rubbermaid, for an aggregate purchase price of $215 million in cash.  The purchase price is subject to adjustments for changes in Endicia’s net working capital as of the closing date and certain transaction expenses and closing cash adjustments. Endicia is based in Palo Alto, California, and is a leading provider of high volume shipping services, technologies and solutions for use with the USPS and other postal partners.  The closing of the Transaction is subject to various customary conditions, including antitrust regulatory clearance, which was received on November 2, 2015.  We expect the Transaction to close on November 18, 2015. We expect to fund the acquisition with cash on hand and committed financing of up to $165 million, which we have secured from three leading banks.  See Note 2 – “Endicia Acquisition” in our Notes to Consolidated Financial Statement for additional information regarding this transaction.

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

Results of Operations

Total revenue in the third quarter of 2015 was $51.7 million, an increase of 37% from $37.8 million in the third quarter of 2014.  Total revenue during the nine months ended September 30, 2015 was $144.1 million, an increase of 37% from $105.4 million in the nine months ended September 30, 2014.  Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $49.2 million in the third quarter of 2015, an increase of 36% from $36.3 million in the third quarter of 2014 and was $139.5 million in the nine months ended September 30, 2015, an increase of 37% from $101.5 million in the nine months ended September 30, 2014.  PhotoStamps revenue in the third quarter of 2015 was $2.5 million, an increase of 62% from $1.5 million in the third quarter of 2014 and was $4.5 million in the nine months ended September 30, 2015, an increase of 15% from $3.9 million in the nine months ended September 30, 2014.

The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2015 and 2014 and the resulting percentage change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Service revenue	$42,470	$30,057	41%	$118,497	$82,621	43%
Product revenue	4,193	3,875	8%	13,206	12,443	6%
Insurance revenue	2,513	2,360	6%	7,806	6,400	22%
Mailing and shipping revenue	49,176	36,292	36%	139,509	101,464	37%

PhotoStamps revenue	2,484	1,532	62%	4,545	3,940	15%
Other revenue	9	10	-10%	27	12	125%
Total revenue	$51,669	$37,834	37%	$144,081	$105,416	37%

The following table sets forth the breakdown of mailing and shipping revenue, which includes Core mailing and shipping revenue and Non-Core mailing and shipping revenue and the resulting percent change for the periods indicated (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Core mailing and shipping revenue	$48,758	$35,786	36%	$138,159	$99,841	38%
Non-Core mailing and shipping revenue	418	506	(17%)	1,350	1,623	(17%)
Mailing and shipping revenue	$49,176	$36,292	36%	$139,509	$101,464	37%

The increase in Core mailing and shipping revenue was driven by both an increase in average revenue per paid customer and an increase in paid customers. The average monthly revenue per paid customer in the third quarter of 2015 was $29.05, an increase of 22% compared to $23.86 in the third quarter of 2014.  Paid customers in the third quarter of 2015 were 559,000, an increase of 12% compared to 500,000 in the third quarter of 2014. We define paid customers for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue from at least once during that quarter.

The following table sets forth the growth in paid customers and average quarterly revenue per paid customer for our Core mailing and shipping business:

	Three months ended September 30,
	2015	2014	% Change
Paid customers for the quarter (000s)	559	500	12%
Average quarterly revenue per paid customer	$87.16	$71.59	22%
Core mailing and shipping revenue (000s)	$48,758	$35,786	36%

The increase in paid customers during the quarter was primarily driven by (1) a higher number of Stamps.com new paid customers compared to the prior year as a result of our increased activity and spending in Core mailing and shipping marketing channels, (2) the addition of new paid customers from ShipStation and ShipWorks as a result of our acquisitions in 2014, and (3) customer churn rates were flat compared to the prior year.

The increase in average revenue per paid customer (“ARPU”) was primarily the result of (1) the addition of new paid customers from our acquisitions of ShipStation and ShipWorks where the ARPU for those newly acquired paid customers is higher as compared to the ARPU from the existing Stamps.com small business customers and (2) growth in postage printed by shipping customers which was partially attributable to our acquisitions of ShipStation and ShipWorks.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenues
Service	$42,470	$30,057	$118,497	$82,621
Product	4,193	3,875	13,206	12,443
Insurance	2,513	2,360	7,806	6,400
PhotoStamps	2,484	1,532	4,545	3,940
Other	9	10	27	12
Total revenues	$51,669	$37,834	$144,081	$105,416
Revenue as a percentage of total revenues
Service	82.2%	79.4%	82.2%	78.4%
Product	8.1%	10.2%	9.2%	11.8%
Insurance	4.9%	6.2%	5.4%	6.1%
PhotoStamps	4.8%	4.0%	3.2%	3.7%
Other	0.0%	0.0%	0.0%	0.0%
Total revenues	100%	100%	100%	100%

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

Service revenue increased 41% to $42.5 million in the third quarter of 2015 from $30.1 million in the third quarter of 2014 and increased 43% to $118.5 million in the nine months ended September 30, 2015 from $82.6 million in the nine months ended September 30, 2014.  The 41% increase in service revenue during the third quarter of 2015 consisted of a 42% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 18%.  The 42% increase in our Core mailing and shipping service revenue consisted of a 12% increase in paid customers and a 27% increase in average service revenue per customer.  The 43% increase in service revenue during the nine months ended September 30, 2015 consisted of a 45% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 17%.

Product revenue increased 8% to $4.2 million in the third quarter of 2015 from $3.9 million in the third quarter of 2014 and increased 6% to $13.2 million in the nine months ended September 30, 2015 from $12.4 million in the nine months ended September 30, 2014.  The increase is primarily attributable to an increase in sales of mailing and shipping labels and label printers as we continue to grow our customer base.  Postage printed typically helps drive sales of consumables supplies such as labels.  Total postage printed by customers using our service was $547 million and $394 million during the third quarter of 2015 and 2014, respectively, an increase of 39%.  Postage printed by customers was $1.65 billion and $1.15 billion during the nine months ended September 30, 2015 and 2014, respectively, an increase of 43%.

Insurance revenue increased 6% to $2.5 million in the third quarter of 2015 from $2.4 million in the third quarter of 2014 and increased 22% to $7.8 million in the nine months ended September 30, 2015 from $6.4 million in the nine months ended September 30, 2014.  The increase in insurance revenue was primarily attributable to our recent acquisitions whose solutions target shipping customers who are more likely than mailing customers to purchase insurance.

PhotoStamps revenue increased 62% to $2.5 million in the third quarter of 2015 from $1.5 million in the third quarter of 2014 and increased 15% to $4.5 million in the nine months ended September 30, 2015 from $3.9 million in the nine months ended September 30, 2014.  The increase was primarily attributable to an increase in high volume business PhotoStamps orders; partially offset by a decrease in PhotoStamps revenue from orders placed through our website. The decrease in revenue from website orders is primarily attributable to a reduction in our PhotoStamps sales and marketing spending in 2015 compared with  2014, and we plan to continue to reduce our sales and marketing spending on PhotoStamps in future periods to maintain or improve profitability in that business.

Total PhotoStamps sheets shipped was approximately 224,000 in the third quarter of 2015, a 115% increase compared to 104,000 in the third quarter of 2014 and was 346,000 in the nine months ended September 30, 2015, an increase of 34% compared to 259,000 in the nine months ended September 30, 2014.   Average revenue per sheet shipped decreased 25% in the third quarter of 2015 to $11.1 from $14.7 in the third quarter of 2014 and decreased 14% in the nine months ended September 30, 2015 to $13.1 from $15.2 in the nine months ended September 30, 2014. The increase in sheets shipped and decrease in average revenue per sheet shipped was primarily attributable to increased business orders which sell in larger sheet volumes but typically have a lower price per sheet.

Other revenue consists of commissions from the advertising or sale of products by third party vendors to our customer base was approximately $9,000 and $10,000 in the third quarter of 2015 and 2014, respectively and was approximately $27,000 in the nine months ended September 30, 2015 and $12,000 in the nine months ended September 30, 2014.  Commission revenue from the advertising or sale of products by third party vendors is currently not material to our consolidated financial statements.

Cost of Revenues

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of Revenues
Service	$6,809	$5,123	$19,775	$13,941
Product	1,364	1,285	4,400	4,119
Insurance	896	843	2,746	2,248
PhotoStamps	2,120	1,293	3,831	3,297
Total cost of revenues	$11,189	$8,544	$30,752	$23,605
Cost as percentage of associated revenues
Service	16.0%	17.0%	16.7%	16.9%
Product	32.5%	33.2%	33.3%	33.1%
Insurance	35.7%	35.7%	35.2%	35.1%
PhotoStamps	85.3%	84.4%	84.3%	83.7%
Total cost as a percentage of total revenues	21.7%	22.6%	21.3%	22.4%

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

Cost of service revenue increased 33% to $6.8 million in the third quarter of 2015 from $5.1 million in the third quarter of 2014 and increased 42% to $19.8 million in the nine months ended September 30, 2015 from $13.9 million in the nine months ended September 30, 2014. The increase, both during the third quarter of 2015 and nine months ended September 30, 2015, is primarily attributable to higher customer service costs to support our growing customer base, higher credit card processing fees associated with our higher revenue and higher promotional expenses.  Promotional expenses, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense was approximately $814,000 in the third quarter of 2015, an increase of 23% from $662,000 in the third quarter of 2014, and was approximately $2.8 million during the nine months ended September 30, 2015, an increase of 22% from $2.3 million during the nine months ended September 30, 2014.  The increase in our promotional expense both during the three and nine months ended September 30, 2015 was primarily due to higher customer acquisition.

Cost of product revenue increased 6% to $1.4 million in the third quarter of 2015 from $1.3 million in the third quarter of 2014 and increased 7% to $4.4 million in the nine months ended September 30, 2015 from $4.1 million in the nine months ended September 30, 2014. The percentage increase in cost of product revenue during the three and nine months ended September 30, 2015 was consistent with the percentage increase in product revenue.

Cost of insurance revenue increased 6% to $896,000 in the third quarter of 2015 from $843,000 in the third quarter of 2014 and increased 22% to $2.7 million in the nine months ended September 30, 2015 from $2.2 million in the nine months ended September 30, 2014. The percentage increase in cost of insurance revenue during the three and nine months ended September 30, 2015 was consistent with the percentage increase in insurance revenue.

Cost of PhotoStamps revenue increased 64% to $2.1 million in the third quarter of 2015 from $1.3 million in the third quarter of 2014 and increased 16% to $3.8 million in the nine months ended September 30, 2015 from $3.3 million in the nine months ended September 30, 2014. The percentage increase in cost of PhotoStamps revenue is higher compared to the percentage increase in PhotoStamps revenue primarily due to an increase in high volume business orders, which typically have lower gross margins.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Sales and marketing	$11,341	$9,516	$37,898	$31,549
Research and development	4,758	3,407	13,720	9,359
General and administrative	9,470	6,191	30,004	15,738
Contingent consideration charges	1,920	860	26,027	860
Legal settlements and reserves	—	—	10,000	—
Total operating expenses	$27,489	$19,974	$117,649	$57,506
Operating expenses as a percent of total revenue:
Sales and marketing	21.9%	25.2%	26.3%	29.9%
Research and development	9.2%	9.0%	9.5%	8.9%
General and administrative	18.3%	16.4%	20.8%	14.9%
Contingent consideration charges	3.7%	2.3%	18.1%	0.8%
Legal settlements and reserves	—	—	6.9%	0.0%
Total operating expenses	53.2%	52.8%	81.7%	54.6%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 19% to $11.3 million in the third quarter of 2015 from $9.5 million in the third quarter of 2014, and increased 20% to $37.9 million in the nine months ended September 30, 2015 from $31.5 million in the nine months ended September 30, 2014.  Sales and marketing spending in both the third quarter and nine months ended September 30, 2015 in our Core Mailing and Shipping business increased primarily due to (1) the addition of sales and marketing expense from our ShipStation and ShipWorks acquisitions, (2) an increase in stock-based compensation expense and (3) an increase in marketing spending and activity as we continued to focus on acquiring customers in our Core Mailing and Shipping business; partially offset by a reduction in spending in our Non-Core Mailing and Shipping and PhotoStamps businesses. Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 40% to $4.8 million in the third quarter of 2015 from $3.4 million in the third quarter of 2014, and increased 47% to $13.7 million in the nine months ended September 30, 2015 from $9.4 million in the nine months ended September 30, 2014.  The increase both in the third quarter 2015 and nine months ended September 30, 2015 is primarily due to the addition of research and development expense from our ShipStation and ShipWorks acquisitions as well as an increase in headcount-related expenses including stock-based compensation expense to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 53% to $9.5 million in the third quarter of 2015 from $6.2 million in the third quarter of 2014, and increased 91% to $30.0 million in the nine months ended September 30, 2015 from $15.7 million in the nine months ended September 30, 2014. The increase both during the third quarter of 2015 and nine months ended September 30, 2015 is primarily attributable to (1) the addition of general and administrative expense from our ShipStation and ShipWorks acquisitions, (2) an increase in headcount and headcount related expenses and infrastructure investments to support the growth in our business, (3) an increase in stock-based compensation expense, (4) an increase in legal expenses for matters not related to our acquisitions, (5) expenses related to the signing of the definitive agreement to acquire Endicia, (6) expenses related to the regulatory review process for our proposed acquisition of Endicia and (7) an increase in the amortization of acquired intangibles also related to our acquisitions.

Contingent consideration charges

Contingent consideration charges were $1.9 million and $860,000 during the three months ended September 30, 2015 and 2014, respectively, and were $26.0 million and $860,000 during the nine months ended September 30, 2015 and 2014, respectively.  The increase in contingent consideration charges were attributable to the change in the fair value of our contingent consideration liability related to the acquisition of ShipStation primarily as a result of the increase in our stock price.  See Note 8 – “Fair Value Measurements” in our Notes to Consolidated Financial Statement for the reconciliation of our contingent consideration liability.

Litigation Settlement

Litigation settlement expense was $10.0 million in the nine months ended September 30, 2015.  The expense resulted from the settlement of our litigation with Express One that resolved all disputes between the parties. We did not have this charge during the three months ended September 30, 2015 and during the three and nine months ended September 30, 2014.  See Note 3 – “Commitments and Contingencies” in our Notes to Consolidated Financial Statements for further description.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California.  Interest and other income, net decreased 32% to $48,000 in the third quarter of 2015 from $71,000 in the third quarter of 2014, and decreased 65% to $103,000 in the nine months ended September 30, 2015 from $296,000 in the nine months ended September 30, 2014.  The decrease, both during the third quarter and nine months ended September 30, 2015 is primarily due to (1) lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments and (2) lower rental income.

Provision for Income Taxes

We recognized income tax expense of $5.8 million and income tax benefit of $85,000 during the third quarter of 2015 and 2014, respectively.  Our income tax expense in the third quarter of 2015 was primarily attributable to our pre-tax income and deferred income taxes.  Our income tax benefit in the third quarter of 2014 resulted from a release of a portion of our valuation allowance offset by current income tax expense for federal and state alternative minimum taxes.  We recognized an income tax benefit of $90,000 and $3.4 million during the nine months ended September 30, 2015 and 2014, respectively.  Our income tax benefit during the nine months ended September 30, 2015 was primarily attributable to our pre-tax loss and deferred income taxes.  Our income tax benefit during the nine months ended September 30, 2014 was primarily due to the release of a portion of our valuation allowance offset by current income tax expense for federal and state alternative minimum taxes.

On June 10, 2014 we completed our acquisition of ShipStation.  On August 29, 2014 we completed our acquisition of ShipWorks.  Based on these discrete events, we re-evaluated our forecast of our projected taxable income.  As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarters of 2014, respectively.  After analyzing our deferred tax assets including our remaining tax loss carry-forward and completing our forecast of future income taking into consideration potential synergy of the acquisitions, we believed we met the more likely than not threshold that we will be able to utilize our remaining tax loss carry-forward in the foreseeable future. As a result we released the remaining valuation allowance of approximately $9.6 million during the fourth quarter of 2014.  As of September 30, 2015 and December 31, 2014, we do not have any valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, we had approximately $102 million and $58 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was $35.0 million and $39.6 million during the nine months ended September 30, 2015 and 2014, respectively.  The change in net cash provided by operating activities in 2015 compared to 2014 was primarily attributable to changes in our operating assets and liabilities.

Net cash provided in investing activities was $2.4 million during the nine months ended September 30, 2015.  Net cash used in investing activities was $68.6 million during the nine months ended September 30, 2014. The change in 2015 compared to 2014 was primarily attributable to the use of cash for the acquisitions in 2014 which did not occur in 2015.

Net cash provided from financing activities was $11.3 million during the nine months ended September 30, 2015 and net cash used in financing activities was $10.0 million during the nine months ended September 30, 2014. The change in 2015 compared to 2014 was primarily attributable to: 1) increase in stock option proceeds during 2015 and 2) the use of cash for the repurchase of common stock in 2014 which did not occur in 2015.

The consummation of the Endicia acquisition will require a use of approximately $50 million in cash and incurrence of approximately $165 million under new Credit Facilities.  We expect to incur cash interest expense under the Credit Facilities.  See Note 2 – “Endicia Acquisition” in our Notes to Consolidated Financial Statement for additional information regarding expected funding of the Endicia acquisition.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. .  See Note 2 – “Endicia Acquisition” in our Notes to Consolidated Financial Statement for additional information regarding expected funding of the Endicia acquisition, which will result in a material change to our contractual obligations and commercial commitments information, from and after the consummation of the Endicia acquisition.

Updated Expectations for 2015

Our updated expectations for 2015 below include the expected financial contribution from the Endicia acquisition from the expected close on November 18, 2015 through December 31, 2015.

We currently expect the following trends for 2015:

•	We expect 2015 revenue to be in a range of between $198 million to $208 million.

•	We expect 2015 Core mailing and shipping revenue to be up between 35% to 45% compared to 2014. Our ability to grow our Core mailing and shipping revenue is partly dependent on our ability to increase our small business customer acquisition spending on marketing programs resulting in the addition of new customers. To the extent we are not able to achieve our target increase in spending, as outlined below, this would negatively impact our 2015 Core mailing and shipping revenue growth expectations.

•	We expect Non-Core mailing and shipping revenue to continue to be down in 2015 compared to 2014 consistent with historical trends as we continue to minimize our investments in this area.

•	We expect PhotoStamps revenue from website orders to continue to be down in 2015 compared with 2014. High volume PhotoStamps business orders can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for PhotoStamps revenue.

•	We are targeting small business customer acquisition spending including ShipStation and ShipWorks to be up 15% to 25% in 2015 compared to 2014. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly.

•	Customer acquisition spending is expensed in the period incurred while the revenue and profits associated with the acquired customer is earned over the customer's lifetime. As a result, increased customer acquisition spending in future periods could result in a reduction in operating profit and cash flow compared to past periods.

•	We expect research and development expenses to be higher in 2015 as compared to 2014 reflective of the year-over-year increases experienced in the nine months ended September 30, 2015.

•	We expect general and administrative expenses to be higher in 2015 as compared to 2014 reflective of the year-over-year increases experienced in the nine months ended September 30, 2015 as well as additional costs related to the Endicia acquisition including cost of corporate development, regulatory approval and transactions costs.

•	We expect to begin reporting interest expense and debt issuance costs in the fourth quarter related to the financing of the Endicia acquisition

•	We expect capital expenditures for our business to be approximately $3 million in 2015.

As discussed above, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations.  These expectations are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 20 of this Report.

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

As of October 31, 2015, we had approximately 16,600,610 million shares outstanding, and therefore ownership of approximately 830,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 183 days at September 30, 2015. Our cash equivalents and investments approximated $102 million and had a weighted average interest rate of 0.2%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in Internal Controls

During the quarter ended September 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will have secured indebtedness upon the closing of the Endicia acquisition, which could limit our financial flexibility.

Upon closing of the Endicia acquisition, we will have secured indebtedness in the amount of $165 million.  This could have significant negative consequences including:

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	requiring the use of a substantial portion of any cash flow from operations to service indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, including by virtue of the requirement that we remain in compliance with certain negative operating covenants included in the credit arrangements under which we will be obligated; and
•	placing us at a possible competitive disadvantage to less leveraged competitors that are larger and may have better access to capital resources.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the third quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2015 – July 31, 2015	—	—	—	$37,150
August 1, 2015 – August 31, 2015	—	—	—	$37,150
September 1, 2015 – September 30, 2015	—	—	—	$37,150

During the third quarter of 2015, the Company did not repurchase any shares. The Company’s current repurchase plan remains in effect through November 10, 2015 with a remaining authorization of one million shares.  In light of the expected Endicia acquisition, the board of directors did not authorize a new repurchase program.

We will consider repurchasing stock in the future by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market as well those imposed by the Credit Facilities we expect to enter in connection with the Endicia acquisition. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We have no commitment to make any repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.
Settlement Agreement and Mutual Release of Claims made and entered into on August 6, 2015, by and between Stamps.com Inc., Auctane, LLC d/b/a ShipStation, Interapptive, Inc. d/b/a ShipWorks, Kenneth T. McBride, Jason Hodges, Nathan Jones, and Curtis Mitchell, on the one hand, and Rapid Enterprises, LLC d/b/a Express One and J. Colby Clark, on the other hand.

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

STAMPS.COM INC.
(Registrant)

November 9, 2015	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

November 9, 2015	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer