Form 10-K
period 2015-12-31
STAMPS.COM INC
filed 2016-02-29
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-26427

Stamps.com Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0454966
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $1,091,895,850 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of January 29, 2016, there were 16,712,407 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2015

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

Stamps.com, Endicia, ShipStation, ShipWorks, NetStamps, Stamps.com Internet Postage, PhotoStamps, PictureItPostage and the Stamps.com logo are our trademarks. This Report also references trademarks of other entities. References in this Report to “we” “us” “our” or “company” are references to Stamps.com Inc. and its subsidiaries.

ITEM 1.	BUSINESS.

Overview

Stamps.com® is the leading provider of Internet-based mailing and shipping solutions. Under the Stamps.com and Endicia® branded solutions, our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others. Customers using our service receive discounted postage rates compared to USPS retail on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages. Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these categories we target both mailers and shippers. We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999. We also offer multi-carrier shipping solutions under the brand names ShipStation® and ShipWorks®.

Services and Products

Mailing and Shipping Business

We offer the following mailing and shipping products and services to our customers under the Stamps.com, Endicia, ShipStation and ShipWorks brands:

•	USPS Mailing and Shipping Services. After completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week, through our software or web interface. Typically, customers fund an account balance prior to using our service. The customer then draws down their prepaid account balance as they print postage and repurchase postage as necessary. Our USPS-approved mailing and shipping services enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our services currently support a variety of USPS mail classes. Customers can also add to their mail pieces USPS Special Services such as USPS Tracking ™, Signature Confirmation ™, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery. Our customers can print postage (1) on NetStamps® labels or DYMO Stamps® labels, which can be used just like regular stamps, (2) directly on envelopes, postcards or on other types of mail or labels, in a single step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

For added convenience, our mailing and shipping services incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States. Our mailing and shipping services are also integrated with common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. We also offer several different versions of NetStamps labels, such as Themed NetStamps labels and Photo NetStamps labels, which allow customers to add stock or custom designs to their postage label.

We target different customer categories with multiple service plans that provide various features and capabilities. We target smaller offices, home offices, and smaller online sellers that need a basic set of mailing and shipping features with the Stamps.com Pro, Endicia Standard, Endicia for Mac and Endicia Premium plans. We target larger businesses that need a richer set of mailing capabilities with our Stamps.com Premier plan which adds multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances. We target higher volume shippers such as fulfillment houses, retailers and e-commerce merchants with the Stamps.com Professional Shipper, Endicia Professional and Endicia Platinum Shipper plans which add features such as direct integration into a customer’s order databases, faster label printing speed, the ability to customize and save shipping profiles, and integrations with over 300 of the industry’s leading shipping management products, shopping carts, online marketplaces and other eCommerce solutions.

We target large corporations with multiple geographic locations with the Stamps.com Enterprise plan which features enhanced reporting that allows a central location, such as a corporate headquarters,

greater visibility and control over postage expenditures across their network of locations. We target large volume mailers with Endicia Dazzle Express, Envelope Manager LE, and Move Update which have features for presort mail, Certified Mail, and bulk address updating.

Customers typically pay us a monthly service fee ranging from $9.95 to $34.99 depending on the service plan. Under certain plans, customers pay a fee per transaction for shipping labels printed. In certain circumstances, customers may be on a plan where they do not owe us any monthly service fees. We have an arrangement with the USPS under which if a customer or integration partner prints a certain amount of domestic or international Priority Mail or Priority Mail Express postage, the USPS compensates us directly and the customer can qualify to have their service fees waived or refunded. In addition, we also have plans with service fees less than $9.95 which offer more limited functionality and are targeted at retaining customers who print a lower volume of postage. We also offer the Endicia DYMO Stamps plan where customers are not charged a monthly fee but instead purchase labels for use as needed. We also offer the Endicia Dazzle Express, Envelope Manager LE, and Move Update products for a one time upfront fee of $295 to $895.

•	Multi-Carrier Shipping Services. We offer multi-carrier shipping solutions through our ShipStation and ShipWorks brands as a result of our acquisitions. The ShipStation and ShipWorks platforms offer leading solutions for medium and high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, large retailers, and other types of high volume shippers that may need more than just the USPS for their business.
•	Mailing and Shipping Integrations. As part of our mailing and shipping services, we offer back-end integration solutions where we provide the electronic postage for transactions to partners who manage the front-end users. Our solutions integrate directly into the most popular e-commerce platforms, allowing web store managers to completely automate their order fulfillment process by processing, managing, and shipping orders from virtually any e-commerce source through a single interface without manual data entry. Managers can retrieve order data and print complete shipping labels for all types of USPS packages.

We have an integration partnership with Amazon.com that makes our domestic and international shipping labels available to Amazon.com Marketplace users. The service allows customers to automatically pay for postage using their Marketplace Payments account, to set a default ship-from address so they do not have to type or write it for each shipment, and to automatically populate the ship-to address on the label. Domestic and international mail classes are supported and Marketplace users may request carrier pickup from the USPS. A transaction fee per shipping label printed is charged to merchants who are not Stamps.com subscription customers. In October 2012, Amazon.com launched their own internally developed Marketplace USPS shipping solution system utilizing the USPS’s ePostage branded solution that resulted in a reduction in postage printed through our solution. Amazon's shipping solution is utilized by merchants for certain mail classes while our shipping solution is utilized by merchants for the other mail classes. In addition, we continue to provide the integrated Amazon.com Marketplace solution to Stamps.com subscription customers.

We have an integration partnership with the USPS where we provide electronic postage for shipping transactions generated by Click-N-Ship®, a web-based service available at USPS.com that allows USPS customers to purchase and print shipping labels for domestic and international Priority Mail and Priority Mail Express packages at no additional mark-up over the cost of postage.

Endicia had an integration partnership with Etsy.com where Endicia provided electronic postage for shipping transactions generated by their users. Etsy informed us that they would be switching their postage solution from Endicia to the USPS’s ePostage branded solution in February 2016, and as a result Endicia will experience a loss of postage volume and revenue.

In addition, ShipStation and ShipWorks have integrations with shopping carts and online marketplaces as part of their multi-carrier shipping solutions.

•	Mailing & Shipping Supplies Stores. Stamps.com and Endicia Mailing & Shipping Supplies Stores (our “Supplies Stores”) are available to our customers from within our mailing and shipping solutions and sell NetStamps labels, DYMO Stamp labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Stores feature store catalogs, messaging regarding free or discounted shipping promotions, cross-selling product recommendations during the checkout process, product search capabilities, and same-day shipping of orders with expedited shipping options.

•	Branded Insurance. We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund. In addition, ShipStation, ShipWorks and Endicia also offer branded package insurance as part of their offerings.
•	International. We offer International postage solutions through our subsidiaries to certain international posts including the French Post and Canadian Post.

When we refer to our “Mailing and Shipping business”, we are referring to our mailing and shipping products and services listed above, including our Mailing and Shipping Services and Integrations, Mailing & Shipping Supplies Stores, Branded Insurance offerings and Multi-Carrier Shipping Services. We do not include our customized postage business when we refer to our Mailing and Shipping business.

Customized Postage

We offer customized postage under the PhotoStamps and PictureItPostage brand names. Customized postage is a patented form of postage that allows consumers to turn digital photos, designs or images into valid USPS-approved postage. With these products, individuals or businesses can create customized USPS approved postage using pictures of their children, pets, vacations, celebrations, business logos and more. Customized postage can be used as regular postage to send letters, postcards or packages. PhotoStamps and PictureItPostage are available from our separately-marketed websites at www.photostamps.com and www.pictureitpostage.com, respectively. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 10 or 20 individual PhotoStamps or PictureItPostage stamps, and orders arrive via U.S. Mail in a few business days. Customized postage is also available in roll labels for high-volume orders.

Customer Value Proposition for our Mailing and Shipping Business

Our mailing and shipping customers can save time in a number of ways including:

•	Our services allow customers to mail or ship from their home-based office or business 24 hours a day and 7 days a week, avoiding the time that would ordinarily be spent on a trip to the post office or other retail shipping locations;
•	Our services allow customers to generate mass mailings quickly and easily by printing the address and postage together in a single step process;
•	Our services integrate with most small business productivity applications such as word processors, financial applications and address books so our customers can save time by utilizing these integrations to print postage through their existing applications; and
•	Our solutions feature integration with more than 300 popular shipping management products, shopping carts, online marketplaces and other eCommerce solutions so that customers can use our services to import order data from multiple databases and e-commerce systems allowing them to manage their order fulfillment across multiple selling channels from our single centralized interface.

Our mailing and shipping customers can also save money in a number of ways including:

•	Our customers receive discounts on single piece First Class letter postage rates compared to USPS post offices and other retail locations. For example, a one ounce letter would cost customers using our service $0.485 cents instead of the $0.49 cent retail rate;
•	Our customers receive discounts for most domestic packages of up to 51% and discounts for most international packages of up to 5% compared to USPS retail. In addition, customers who meet certain higher volume requirements can qualify for additional discounts on these mail classes;

•	Our services automatically check and validate destination addresses against the USPS address database so customers do not waste postage on undeliverable-as-addressed mail;
•	Our services calculate the exact amount of postage that is required for a mail piece depending on mail class, mail form, weight and distance to the destination which allows our customers to avoid overpaying for postage;
•	Customers can use our reports and cost codes to better track, control and reduce postage expenditures; and
•	Our customers typically pay a monthly service fee that is at least 50% less than the total cost of an entry or mid-level traditional postage meter. The total cost of a traditional postage meter can include hardware rental fees, including items such as postage meter and scale, maintenance and repair costs, insurance fees, fees to purchase postage and the cost to purchase proprietary ink cartridges.

The advanced reporting and administrative controls available with our mailing and shipping services deliver benefits including: (1) greater visibility into postage activity versus traditional solutions; and (2) improved tracking and control of postage, which can help customers manage and reduce postage expenditures. The advanced reporting and controls capability is particularly relevant to our enterprise customers who are managing postage across multiple locations.

Our mailing and shipping customers can enhance their productivity and image by: (1) producing more professional looking mail versus stamped mail, thereby helping a smaller business resemble a larger business; and (2) transforming a two-step process into a one-step process by printing addresses and postage together. The enhanced productivity and image gained through our software is particularly relevant to our home-office and small business customers.

Our mailing and shipping customers can also optimize their shipping operations in a number of ways including: (1) sending USPS packages with the value of the postage hidden (a useful feature for e-commerce companies that may not want the recipient to see actual shipping cost information); (2) reducing customer support costs by automatically generating and sending package delivery status e-mails to customers;
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

Mailing and Shipping Acquisitions

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

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive, Inc., which operates ShipWorks, in a cash transaction. ShipWorks, based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software that provides simple, powerful and easy to use solutions for online sellers. ShipWorks solutions integrate with over 50 popular online sales and marketplaces systems including eBay, PayPal, Amazon, Yahoo! and others. ShipWorks offers multi-carrier shipping options and features including sending email notifications to buyers, updating online order status, generating reports and many more. Please see Note 3 – “Acquisitions” on our Notes to Consolidated Financial Statements for further description.

On March 22, 2015 we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with PSI Systems, Inc., a California corporation d/b/a Endicia (“Endicia”), and Newell Rubbermaid Inc., a Delaware corporation (“Newell”). Endicia, based in Palo Alto, California, is a leading provider of high volume shipping technologies and solutions for shipping with the USPS. The Stock Purchase Agreement provided for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly-owned indirect subsidiary of Newell (“Transaction”) for an aggregate purchase price of $215 million in cash. The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, the Transaction closed on November 18, 2015.

As part of the funding for our acquisition of Endicia, we entered into a credit agreement with a group of banks on November 18, 2015, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (collectively, the “Credit Agreement”). The Credit Agreement is secured by substantially all our assets. We funded our acquisition with cash of $56.5 million and debt from our Credit Agreement of $164.5 million, totaling $221.0 million. The $221.0 million consists of the following: 1) purchase price of $214.2 million, 2) $1.5 million of debt issuance costs and 3) the transfer of Endicia’s ending cash balance on November 17, 2015 of $5.3 million. Total debt issuance costs of $1.8 million, which includes $300 thousand of costs incurred prior to closing, were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Our Credit Agreement matures on November 18, 2020. As of December 31, 2015 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $81.5 million under the term loan and approximately $82.0 million under the revolving credit facility. Because we have a letter of credit of approximately $500,000 relating to a facility lease, we do not have any available or unused borrowings under the revolving credit facility.

Please see Note 3 – “Acquisitions” and Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further description.

Marketing of our Mailing and Shipping Business

We target our mailing and shipping marketing at small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers. We market our mailing and shipping services through the following channels:

•	Affiliate Channels. We utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our web site through a third party affiliate management company.
•	Direct Mail. We send direct mail pieces to prospective customers with prospect lists purchased from third parties or obtained from partners.
•	Direct Sales. We utilize a direct sales force that offers higher priced versions of our mailing and shipping services targeting enterprises and high volume shippers.
•	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, tradeshows, retail and other programs.
•	Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our mailing and shipping software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software included along with a partner’s software product, the distribution of our software at a retail location, or the bundling of our software with a hardware device. Our partnerships include Microsoft, Avery, Hewlett Packard (“HP”) and the USPS.
•	Remarketing. We remarket our services to former customers. Our remarketing efforts are generally focused on new features that may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers.
•	Shipping Integrations. We market our services through integrations with e-commerce platforms, multi-carrier shipping management software, shopping cart software and other order-entry management applications. Our shipping integration partnerships include Amazon, the USPS, QuickBooks and others.

•	Traditional Media. We utilize television commercials and a variety of traditional and internet-based radio endorsements to advertise our services.
•	Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails, and other online advertising vehicles.
•	USPS Referrals. We utilize the nationwide USPS Account Manager network to market and sell our services to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls. We also receive referrals directly from the USPS website at www.USPS.com.
•	Enhanced Promotion Online Advertising. We work with various companies to advertise our services in various places across the Internet. This channel typically offers an additional promotion directly to the customer by the partner in order to encourage the customer to try our services. This channel tends to attract more consumer oriented customers. During recent years, we reduced our investment in the enhanced promotional channel.

Marketing of Customized Postage

We target our customized postage products to both consumers and businesses. We market or have marketed our customized postage products through the following channels:

•	Direct sales where we target businesses and not-for-profit organizations for high volume orders;
•	Online advertising, including paid search, banner ads, permission-based emails, and other online advertising methods;
•	Partnerships including HP/Snapfish, Shutterfly and others;
•	Retail distribution of a boxed PhotoStamps product;
•	Remarketing to our existing customers; and
•	Traditional offline methods of consumer advertising.

In recent years, we reduced our consumer-focused marketing spending in order to lower our customer acquisition costs and improve our expected returns and profitability in the customized postage business.

2016 Business Strategy

Mailing and Shipping Business

Our 2016 Mailing and Shipping business strategy includes the initiatives and plans listed below. These initiatives and plans are subject to change without notice based on our analysis of market and business conditions, and constitute “forward-looking statements”, and accordingly are subject to the cautionary statements, qualifications and limitations on forward-looking statements we discuss at the beginning of Part I of this Report.

•	Increase our Sales and Marketing Investment. Based on recent analysis and trends, we believe we will continue to experience a strong return on our investment from our mailing and shipping customers, who have a high expected lifetime value relative to the expected cost of acquiring those customers. Accordingly, we plan to increase our total sales and marketing expense including Stamps.com, Endicia, ShipStation and ShipWorks in 2016 versus 2015. Sales and marketing expense in 2015 only included Endicia sales and marketing expense from November 18, 2015 to December 31, 2015.

We plan to continue increasing our investment in direct sales, direct mail, traditional media, radio media and online advertising as well as refining our customer acquisition process through affiliates, partners, telemarketing and other areas. Our goal is to acquire customers with high expected lifetime values while earning an attractive expected return relative to the cost to acquire the customers.

•	Enhance our Enterprise Solutions Sales and Marketing Efforts. Our solutions targeted at enterprise customers continue to have a stronger customer value proposition compared to postage meters and our customers continue to be attracted to our enterprise solution versus a postage meter. We believe this customer preference is based on our lower cost of ownership and the greater visibility into individual employee activity available from our sophisticated centralized front-end reporting tool, with features typically not available with a postage meter, such as real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers.

In 2016, we plan to continue increasing, optimizing and refining our enterprise customer lead generation and sales and marketing efforts. We plan to continue working to improve the efficiency of our sales team. We also plan to increase the number of enterprise customers as well as increase the number of locations with existing customers.

•	Enhance our High Volume Shipper Solutions and Sales and Marketing Efforts. We continue to attract high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, larger retailers, and other types of high volume shippers to our services through our efforts in these areas.

In 2016 we plan to optimize our business in this area by (1) leveraging the combined Stamps.com and Endicia sales force to sell our suite of high volume shipping solutions; (2) enhancing our technology and software to further improve the scalability of our solutions for the larger high-volume shipping customers; (3) continuing to introduce shipping related features and functionality that will improve the value proposition of our solutions; and (4) adding additional shopping cart integrations for easier data export and import from the tools that customers like to use.

•	Enhance our Multi-Carrier Solutions including ShipStation and ShipWorks. We continue to keep both of ShipStation and ShipWorks under its own brand, while focusing on ways to optimize our efforts across all of our shipping solutions. The ShipStation and ShipWorks platforms offer effective solutions for high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, larger retailers, and other types of high volume shippers that may need more than just the USPS for their business. We believe there are significant ways where we are able to realize synergies amongst all of our shipping solutions. In the marketing area we have historically targeted many of the same e-Commerce customers and we believe we have broad marketing expertise that we will be able to utilize to increase market penetration of the multi-carrier solutions. In addition, we bring financial resources to increase the marketing efforts of these businesses and a national sales force who can sell the combined suite of products, offering a more complete set of options to meet the needs of a broad set of customers. We also plan to continue to improve our upgrade path from the traditional Stamps.com and Endicia single carrier solutions to a ShipStation or ShipWorks solution.

Likewise, the Stamps.com and Endicia single carrier solutions may be an effective drop down solution for those customers whose needs may have decreased over time and who no longer need a full multi-carrier solution.

We also believe that technology expertise in the various companies will be synergistic as ShipStation’s web-based expertise complements the client-based expertise of Stamps.com, Endicia and ShipWorks. In 2016 we plan to continue to increase our efforts to maximize the synergies across these businesses.

•	Optimize our Business Model and Improve our Customer Experience. We plan to continue optimizing our registration process and post-registration customer interactions to improve the initial experience a customer has with our service by shortening and streamlining the registration process and facilitating easier purchasing of postage by customers during registration. We plan to expand our usage of demo videos and online how to videos. We also plan to continue expanding our presence in social networking sites, expanding our customer web portal, and enhancing content on our websites. We plan to launch new features in our software including support for additional USPS products and services, improved reporting and contact management, as well as enhanced performance for high-volume users.

In addition, while our online enhanced promotion channel tends to attract more consumer oriented customers with lower lifetime values, we have continued to realize an acceptable return on our investment in this channel. We will continue to monitor this channel and plan to continue it as long as it provides an acceptable return. We currently expect our marketing spend in this area to be down in 2016 compared to 2015.

Customized Postage

In 2016 we plan to continue marketing customized postage, but with limited spending and expectations. We will continue our programs of focused direct-to-website marketing spending with a goal of keeping the overall cost per acquisition at a level that provides an attractive financial return. We also plan to continue our efforts to generate high volume business orders which have become a larger part of our customized postage business in recent years.

Competition

As a result of our acquisitions of Endicia, ShipStation and ShipWorks, the number of companies with which we compete has expanded. We compete with all of the alternate ways that consumers and businesses may access the services of the USPS, including retail mailing and shipping locations, USPS online products, USPS software solutions, traditional postage meters, and other USPS-approved PC Postage products. We also compete with other multi-carrier products, eCommerce products with shipping capabilities, shipping technology products available from private carriers, package manifesting systems, and large enterprise software solutions with shipping functionality such as transportation management, warehouse management, or enterprise resource planning systems.

Retail Mailing and Shipping Locations

The majority of our customers use our PC Postage service as an alternative to visiting USPS or other retail locations. The USPS owns and operates approximately 32,000 retail post offices across the United States. Many of the USPS retail post offices also feature a USPS kiosk for self-serve mailing and shipping services with more convenient access and over extended access hours. The USPS authorizes thousands of additional contract post offices, community post offices and village post offices which allow third parties to operate post offices that are not owned by the USPS, such as those available in Hallmark stores. We also compete for mailing and shipping customers with alternatives such as postage stamps and prepaid USPS shipping labels available at grocery stores and at discount chains (such as Costco). We also compete with USPS mailing and shipping services available at small business mailing and shipping centers such as UPS Stores or FedEx Offices stores, and those available inside office supply stores such as Staples and Office Depot. Further, we have not been approved to offer our customers “Forever” postage rates which are rates that do not ever expire and do not require extra postage following a postage rate increase.

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

USPS services are also integrated directly into web shipping solutions available through eBay, PayPal, Etsy and Amazon.com. Sellers operating within these marketplaces may purchase USPS shipping labels in a very convenient manner as part of the standard checkout flow. In all of these online marketplaces, customers can print postage for shipping without paying a monthly service fee like we typically charge. These solutions also feature USPS package rate discounts that are similar to ours, and in some cases superior to the discounts we are approved to offer customers. eBay in particular has offered its sellers USPS-approved postage rates that are lower than the rates other online USPS providers are approved to offer. For postage payment these web shipping solutions use the USPS’s electronic verification system (eVS), the USPS’s solution branded ePostage or another approved USPS PC postage vendor.

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

USPS Software Solutions

We compete with USPS private-labeled downloadable software and API (application program interface) solutions which are offered under the brand names Click-N-Ship for Business, Click-N-Ship Business Pro and USPS Web Tools. These solutions are targeted at higher volume business users or partners and include enhanced features for higher volume customers compared to those available at USPS.com. For postage payment these solutions utilize the USPS’s electronic verification system (eVS), or utilize the USPS’s solution branded ePostage, which are two similar systems for providing access to USPS shipping without needing PC Postage. eVS and ePostage offer more convenient solutions to higher-volume shippers with certain advantages we cannot offer such as: (a) labels can be printed “offline” without requiring an internet connection; (b) labels are not charged to a customer’s account until they are inserted into the mail stream; (c) eVS/ePostage labels do not expire and can be used at any time; (c) eVS/ePostage labels do not need to be saved and submitted for refunds; and (c) eVS/ePostage labels are able to support newer USPS features such as package intercept and re-routing, or certain USPS returns products. Additionally, all USPS software solutions are made available to customers with no additional monthly or transaction fees, and they may also be offered with discounts on the postage rates that are superior to the discounts that we are able to provide to our customers.

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

Other USPS Approved PC Postage Vendors

We compete with other USPS approved postage vendors. Currently, Pitney Bowes is the only other such vendor in addition to Stamps.com and Endicia.

Pitney Bowes is the current leader in the U.S. traditional postage meter business with revenues of $3.6 billion in 2015, offers software and web-based PC Postage services and integrations similar to our mailing and shipping services and integrations under the brand name pbSmartPostage. Pitney Bowes also provides the application programming interface (API) that facilitates the web shipping solutions available through eBay and PayPal where sellers operating within those marketplaces may purchase USPS shipping labels in a convenient manner. Pitney Bowes also offers a customized postage offering similar to our PhotoStamps and PictureItPostage offerings under the brand name Custom Postage from Pitney Bowes through a partnership with Zazzle.com, a private U.S. company that specializes in manufacturing and marketing of custom products.

We believe that our customers choose our mailing and shipping service over that of the other PC Postage vendor because of our superior user interface and our larger breadth of features. For example, (1) we are the only mailing and shipping service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge and envelope printing; (2) we are the only PC Postage provider with an integration partnership with Amazon.com for international shipping for their Marketplace users; (3) we support more address books than any other PC Postage software; and (4) we are the only company that offers customers the additional choice of our Themed and Photo NetStamps labels. Based on USPS data and our estimates, we believe we have the highest number of PC Postage customers of any PC Postage provider.

Private Carrier Technology Solutions

We compete with private carriers because customers that choose a private carrier such as UPS, FedEx, DHL, or any others instead of the USPS, also would not use our USPS technology solution. When customers evaluate carriers, among other factors, they consider the cost and complexity of the technology product needed to access a particular carrier’s services. In this case, our services and products compete against the technology solutions provided by private carriers such as UPS WorldShip, UPS.com, FedEx Ship Manager and Fedex.com. These private carrier products are provided at no cost to the customer, and in many cases also include free implementation, free hardware such as printers or scales, and free consumables and other supplies.

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

Industry Overview

Target Customers

Our mailing and shipping services currently target primarily U.S. small offices, home offices, small businesses, enterprises and high volume shippers, and within these segments we target both mailers and shippers. We believe the number of businesses that we can serve with our current products are as follows: (1) 23.6 million sole proprietorships; (2) 4.6 million small businesses with 1 to 9 employees (typically using our single user Pro service); (3) 1.1 million small businesses with 10 to 99 employees (typically using our Pro or our multi-user Premier service); (4) 104,000 medium and large businesses with 100 or more employees, which represent 1.6 million separate locations (typically using our Enterprise service). In addition we believe there are approximately 24 million non-income generating home offices such as those used for corporate after-hours work or telecommuting, that we can service with our current solutions. Finally, we also can serve the individual consumer market with our lower priced solutions. Data provided herein is based on recent statistics provided by the U.S. Census Bureau and our internal estimates.

U.S. Mailing & Shipping

According to the USPS Fiscal 2015 Annual Report, the total USPS revenue was $69 billion during its fiscal year ended September 30, 2015. Of this amount approximately $48 billion was represented by mail classes that are addressable using our current solution (First Class, Priority Mail, Priority Mail Express, Media Mail, Parcel Select, international mail, and special services). The $48 billion in postage is comprised of (1) $29.6 billion in First Class mail (2) $13.5 billion in package and shipping services (3) $2.0 billion in international mail and (4) $3.0 billion in other mailing services. We believe that some portion of this $48 billion is a potential market for purchasing and printing postage using PC Postage.

Our multi-carrier shipping solutions ShipStation and ShipWorks also address the potential market represented by the private carriers. According to their most recent annual reports, the total volume for U.S. originated shipments addressable using our current multi-carrier solutions was $32.8 billion and $44.0 billion at FedEx and UPS, respectively. We also believe there is in excess of $2 billion represented by DHL Express International shipments and shipments handled by regional private carriers, such as OnTrac and Lone Star Overnight.

The PC Postage Certification and Regulatory Approval Process

Our technology must meet strict U.S. government security standards. Our PC Postage products complete extensive USPS testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution. The USPS certification process to become an USPS approved PC Postage vendor is a standardized extensive process that took the existing approved vendors years to complete. The process includes testing and reviews by the USPS and an independent test laboratory, and certification of meeting Federal Information Processing Standards. The USPS has no published timeline or estimated time to complete the process. In 1999, we were approved and launched the first software-only PC Postage service.

Our Technology

Our servers are located in high-security data centers and operate with proprietary security software. These servers create the data used to generate information-based indicia. They also process postage purchases using secure technology that meets USPS security requirements. Our services currently include a Windows-based and Mac-based client applications and web-based applications that support a variety of label and envelope options and a wide range of printers. In addition, our applications employ an internally-developed user authentication mechanism for additional security.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents. We also have a number of registered and unregistered trademarks. We plan to apply for more patents and trademarks in the future. Our issued in force and pending patents have a range of expiration dates from 2016 until 2036. See Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations-- Research and Development” for the amount spent during each of the last three fiscal years on company-sponsored research and development activities.

Section 382 Update

We currently have federal and state net operating loss (“NOL”) carry-forwards of approximately $123 million and $1.5 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2015 we were at approximately a 10% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of January 29, 2016, we had 16,712,407 shares outstanding, and therefore ownership of approximately 836,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

Employees

As of December 31, 2015, we had approximately 600 employees not including temporary or contract workers, across all of our companies including Stamps.com, Endicia, ShipStation and ShipWorks. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments, Geographical and Revenue Information

We operate in a reporting single segment, “Internet Mailing and Shipping Services.” In 2015, we completed the reassessment of our segment reporting in light of the Endicia acquisition in late 2015. Based on this reassessment, we have identified two operating segments. Both operating segments aggregate into one reportable segment as the operating segments are similar as it relates to services offered, processes to provide the services, and types of customers, and have similar economic characteristics. In 2013 and 2014, all of our operations, revenue and assets were within the United States. In 2015, as a result of our Endicia acquisition, we had international revenue and assets that were less than 1% of total revenue and assets with the remainder in the United States. During 2015, 2014 and 2013, we did not recognize revenue from any one customer that represented 10% or more of revenues. See Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2015 and 2014,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2014 and 2013,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10 percent or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the first and fourth calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue does have some seasonal variation driven by typically seasonally stronger customer acquisition and usage in the first and fourth calendar quarters and typically seasonally slower customer acquisition and usage in the second and third calendar quarters. Our customized postage revenue is typically seasonally stronger in the fourth calendar quarter due to the holidays but can fluctuate from quarter to quarter based on high volume business orders.

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

Our continuing profitability depends on our ability to successfully implement our strategy of increasing the adoption of our services and products. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described below in this section as well as:

•	The costs of our marketing programs to establish and promote our brands;
•	The demand for our services and products;
•	Our ability to develop and maintain strategic distribution relationships;
•	The number, timing and significance of new products or services introduced by us and by our competitors;
•	Our ability to develop, market and introduce new and enhanced products and services on a timely basis;
•	The level of service and price competition;
•	Our operating expenses;
•	USPS regulation and policies relating to PC Postage;
•	The modification or termination of financial compensation arrangements with the USPS, strategic business partners and other carriers; and
•	General economic factors.

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

The modification or termination of agreements with our integration partners could adversely affect our business.

We have partnership agreements with many integration partners in the high volume shipping area of our business. These partners integrate our mailing and shipping services into their offerings and provide customers that use our services through their products. The modification or termination of any of these agreements by us or our partners could result in lost customers, reduced postage printed and lost revenue, and our results of operations could be adversely affected.

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

As we acquire larger customers that require larger postage volumes to support their businesses, we offer invoicing and extend credit terms to certain of these customers to facilitate their access to postage and use of our services. If one or more of these customers were to default on amounts owed, it could adversely affect our results of operations.

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

We establish loss provisions only for matters in which losses are probable and can be reasonably estimated. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable. Future litigation could involve potential compensatory or punitive damage claims, or sanctions, that, if awarded could require us to pay damages or make other expenditures in amounts that could exceed any loss provisions we may have established or otherwise could have a material adverse effect on our financial position or results of operations. Future litigation could also involve injunctive relief, where a court could prohibit, or materially restrict, our ability to compete in certain businesses or opportunities, any of which could have a material adverse effect on our business operations or financial results.

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

Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Our Internet host provider does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have experienced minor system interruptions in the past and may experience similar or larger system interruptions again in the future. In addition, we are susceptible to system and operational disruptions caused by substantial changes to the demand for our services and surges in the use of our service by customers. Any substantial system interruptions in the future, whatever the cause, could result in the loss of data and could completely impair our ability to generate revenues from our service. Our servers also periodically experience directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt our service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation.

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

Our cash equivalents and investments are comprised of money market, U.S. government obligations, asset-backed securities and public corporate debt securities. The current global economic crisis has had an unprecedented negative impact on the global credit and capital markets. Declines in the fair value of securities in our investment portfolio could lead to an increased risk that an other than temporary impairment exists. Uncertainties in the credit and capital markets or credit rating downgrades on any investments in our portfolio could cause impairment to our investment portfolio, which could negatively affect our financial condition, cash flow, and reported earnings.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional state tax liabilities which may adversely impact our financial results.

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and, potentially, foreign tax authorities. In addition, the application of other indirect taxes (such as sales and use tax, value added tax, goods and services tax, business tax and gross receipt tax) to a business such as Stamps.com is a complex and evolving issue. State or local authorities may attempt to collect taxes on our income based on this evolving area. The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Our level of indebtedness could adversely affect our financial flexibility and our competitive position.

Our level of indebtedness could have significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our current indebtedness and any other indebtedness we may incur in the future;
•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness;
•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes;
•	adversely affect our financial results as the interest rate on our debt is subject to changes in the London Interbank Offered Rate and changes in certain financial measures and thus could increase in future periods.

To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures and investments in our business, will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. For example, this could include general and regional economic, financial, competitive, legislative, regulatory and other factors. We cannot ensure that we will generate cash flow from operations, or that future borrowings will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations.

Risks Related to Our Industry

Postal Reform may negatively affect or cause disruptions to our services and business.

The USPS has reached its congressionally mandated debt limit and faces an ongoing fiscal liquidity crisis. It has embarked on cost cutting initiatives and has asked Congress to enact various Postal Reform measures. Among the measures proposed are cutbacks in delivery schedules (such as Saturday delivery), mail processing capability, and retail post office hours and locations. Any such changes actually approved and implemented may adversely affect the products and services we are able to offer our customers and could therefore seriously harm our business. Additionally, absent Congressional action, the fiscal crisis could interrupt basic USPS operations, as well as payments to USPS suppliers such as us, each of which could also seriously harm our business.

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

The USPS could also decide that PC Postage should no longer be an approved postage service due to security concerns, financial difficulties within the USPS or other issues. Our business would suffer dramatically if we were unable promptly to adapt our services to any new requirements or specifications or if the USPS were to discontinue PC Postage as an approved postage method. Alternatively, the USPS could introduce competitive programs or amend PC Postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the USPS itself. If we are unable to compete successfully, particularly against large, traditional providers of postage products, such as Pitney Bowes, who enter the online postage market, our revenues and operating results will suffer.

The USPS could decide that our customized postage products should no longer be approved products for such reasons as the belief that they present an unacceptable risk to USPS revenues, exposes the USPS or its customers to legal liability, or causes public or political embarrassment or harm to the USPS in any way. If the USPS were to discontinue our customized postage products, our revenues and operating results would suffer.

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

The USPS could decide to amend, renegotiate or terminate agreements or financial compensation arrangements that exist now or in the future. For instance, if the USPS decides to amend, renegotiate or terminate our credit card cost sharing agreements, which govern the allocation of credit card fees paid by the USPS and us, our revenues and operating results could suffer. In addition, if the USPS decides to amend or renegotiate our arrangements under which we are compensated directly by the USPS for shipping customers or integration partners who print a certain amount of postage, our revenue and operating results may be negatively impacted. If the USPS decides to terminate our agreements under which we are compensated directly by the USPS for shipping customers or integration partners who print a certain amount of postage, our revenue and operating results would suffer.

The USPS could modify or terminate discounts our customers receive.

The USPS could decide to amend or terminate the discounts our customers and integration partners receive. Customers using our services receive discounted postage rates, either from Stamps.com or from integration partners that provide discounted rates, compared to USPS retail rates on certain mail pieces such as First Class letters and packages, domestic and international Priority Mail and Priority Mail Express packages, and other discounts available to high-volume shipping customers. If the USPS decides to withdraw certain discounts or even remove the discounts entirely, our revenue and operating results will suffer. If the Postal Regulatory Commission decides the discounts are unlawful and require the USPS to cancel or change them, then our revenue and operating results would suffer.

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

Strategic business partners or private carriers could modify or terminate agreements and other financial compensation arrangements.

Strategic business partners, such as multi-carrier software providers, e-commerce platforms, private shipping services, shipping service resellers, or others, could decide to amend, renegotiate or terminate agreements or financial compensation arrangements that exist now or in the future. For instance, if these partners amend, renegotiate or terminate agreements allowing us to integrate their services with our products and services, our revenues and operating results could suffer and our ability to attract customers that rely on these services could suffer.

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

As part of our business strategy to acquire complementary services, technologies or businesses we may:

•	issue additional equity securities that would dilute our stockholders;
•	use cash that we may need in the future to operate our business; and
•	incur additional debt or refinance existing debt that could have terms unfavorable to us or that we might be unable to repay.

Business acquisitions, such as the PSI Systems, Inc. (Endicia), Auctane LLC (ShipStation) and Interapptive, Inc. (ShipWorks) acquisitions also involve risks of unknown liabilities and potential litigation associated with the acquired business. In addition, we may not realize the anticipated benefits of any acquisition, including securing the services of key employees. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could seriously harm our business.

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

We do not collect sales or consumption taxes in some jurisdictions.

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

We currently have federal and state NOL carry-forwards of approximately $123 million and $1.5 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2015 we were at approximately a 10% level compared with the 50% level that would trigger impairment of our NOL asset.

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

On July 22, 2010, our Board of Directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms. As a result, as of the date of filing of this Annual Report on Form 10-K, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our Board of Directors at any time if the Board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Form 8-K filed on July 28, 2010. As of

January 29, 2016, we had 16,712,407 shares outstanding, and therefore ownership of approximately 836,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

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

The USPS may raise national security or similar concerns to prevent foreign persons from acquiring significant ownership of our common stock or of our company. The USPS also has regulations regarding the change of control of approved PC Postage providers. These concerns may prohibit or delay a merger or other takeover of our company. Our competitors may also seek to have the USPS block the acquisition by a foreign person of our common stock or our company in order to prevent the combined company from becoming a more effective competitor in the market for postage solutions.

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

Our corporate headquarters are located in El Segundo, California where we own a 99,600 square foot facility. We have approximately 29,000 square feet in Mountain View, California under a lease expiring in October 2018; 14,000 square feet in Austin, Texas under a lease expiring in June 2021; and 10,000 square feet in St Louis, Missouri under a lease expiring in June 2022. We believe that our existing facilities are suitable and adequate for our present purposes.

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

On August 6, 2015, Stamps.com and Express One entered into a settlement agreement that resolved all disputes between the parties. Stamps.com agreed to pay Express One $10.0 million in exchange for Express One’s dismissal and permanent withdrawal of Express One’s tort claims. In addition, the parties agreed to continue and expand their business relationship going forward. The amount was expensed and paid in 2015.

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

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”. The following table sets forth the range of high and low dividend adjusted closing sales prices reported on The NASDAQ Stock Market for our common stock for the following periods:

	High	Low
Fiscal Year 2014
First Quarter	$42.46	$32.42
Second Quarter	$35.63	$28.80
Third Quarter	$34.81	$31.11
Fourth Quarter	$49.87	$31.34
Fiscal Year 2015
First Quarter	$67.78	$44.30
Second Quarter	$74.61	$60.67
Third Quarter	$88.25	$66.07
Fourth Quarter	$113.35	$71.71

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The NASDAQ Stock Market on (i) December 31, 2015 and (ii) January 29, 2016.

Closing Price
December 31, 2015	$109.61
January 29, 2016	$93.82

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

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2010 to December 31, 2015 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) NASDAQ Internet Index, an equal-dollar-weighted index composed of 93 leading companies involved in Internet commerce, service and software. The graph assumes that $100 was invested on December 31, 2010 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

$900.00
$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$-
12/10
12/11
12/12
12/13
12/14
12/15
Stamps.com
NASDAQ
NASDAQ Internet Index

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31, 2010	Year ended December 31,
Company/Index		2011	2012	2013	2014	2015
Stamps.com Inc.	$100.00	$197.21	$190.19	$317.74	$362.19	$827.25
NASDAQ Market Index	$100.00	$98.20	$113.82	$157.44	$178.53	$188.75
NASDAQ Internet Index	$100.00	$100.52	$120.70	$199.71	$197.31	$236.35

Holders

As of January 29, 2016, there were approximately 356 stockholders of record and 16,712,407 shares of our common stock outstanding.

Dividend Policy

We did not pay any dividends during 2015 or 2014.

Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Our Credit Agreement also substantially restricts our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to shares of our common stock that may be issued under our existing stock incentive plans, all of which were approved by our stockholders:

Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under the equity compensation plans (excluding shares reflected in column (a))
3,106,000	$37.75	728,000

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during 2015, except that as previously disclosed on a Current Report on Form 8-K, the acquisition of Auctane LLC involved the potential issuance of a maximum of 768,900 earn out shares. The potential issuance of such shares was exempt from the registration provisions of the 1933 Act by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder. As of December 31, 2015, we have issued 192,225 earn out shares and expect to issue the remaining 576,675 earn out shares in the first quarter of 2016.

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the fourth quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
October 1, 2015 – October 31, 2015	—	—	—	—
November 1, 2015 – November 30, 2015	—	—	—	—
December 1, 2015 – December 31, 2015	—	—	—	—

Our existing share repurchase program terminated on November 10, 2015. We did not have a share repurchase program as of December 31, 2015. On February 22, 2016 our Board of Directors approved a stock repurchase plan authorizing us to repurchase up to $20 million during the next six months.

.

ITEM 6.	SELECTED FINANCIAL DATA.

We have derived the selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this Form 10-K. The following data should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and our financial statements, including the notes thereto, included elsewhere in this Report. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the full year.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Mailing and Shipping revenue	$206,687	$141,796	$123,108	$110,003	$93,321
Customized Postage revenue	7,229	5,450	4,710	5,651	8,258
Other revenue	41	23	1	7	6
Total revenues	213,957	147,269	127,819	115,661	101,585
Cost and expenses:
Cost of revenues	43,935	32,906	27,500	27,756	26,212
Sales and marketing	56,144	43,659	39,449	38,755	34,569
Research and development	20,711	13,309	10,958	10,243	9,395
General and administrative	42,399	25,147	15,794	14,749	14,181
Contingent consideration charges	46,088	8,438	—	—	—
Litigation settlement	10,000	—	—	—	—
(Loss) income from operations	(5,320)	23,810	34,118	24,157	17,228
Interest expense	(397)	—	—	—	—
Interest income and other income, net	146	375	480	541	562
Income tax benefit	(1,373)	(12,697)	(9,555)	(13,859)	(8,475)
Net (loss) income	$(4,198)	$36,882	$44,153	$38,557	$26,265
Basic net (loss) income per share	$(0.26)	$2.30	$2.81	$2.40	$1.78
Diluted net (loss) income per share	$(0.26)	$2.25	$2.71	$2.30	$1.73
Weighted average shares outstanding used in basic per-share calculation	16,436	16,011	15,691	16,079	14,767
Weighted average shares outstanding used in diluted per-share calculation	16,436	16,417	16,298	16,793	15,168

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$75,208	$57,630	$87,210	$46,619	$69,363
Working capital	4,784	31,901	81,890	38,035	57,953
Total assets	528,614	254,731	187,118	130,852	107,980
Total stockholders’ equity	238,969	205,031	171,765	112,954	94,007

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions. Under the Stamps.com and Endicia branded solutions, our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others. Customers using our service receive discounted postage rates compared to USPS retail on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages. Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises. We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999. We also offer multi-carrier shipping solutions under the brand names ShipStation® and ShipWorks®.

Mailing and Shipping Business References

When we refer to our “Mailing and Shipping business”, we are referring to our mailing and shipping products and services including our Mailing and Shipping Services and Integrations, Mailing & Shipping Supplies Stores, Branded Insurance offerings and Multi-carrier Services. We do not include our Customized Postage business when we refer to our Mailing and Shipping business.

We have historically broken out our Mailing and Shipping business between Core mailing and shipping and Non-Core mailing and shipping.

We previously referred to our "Core mailing and shipping business" as the portion of our mailing and shipping business targeting our small business, enterprise and high volume shipping customers acquired through our Core mailing and shipping marketing channels which include partnerships, online advertising, direct mail, direct sales, traditional media advertising and others.

We previously referred to our "Non-Core mailing and shipping business" as the portion of our mailing and shipping business that targeted a more consumer oriented customer through the online enhanced promotion marketing channel.

In light of our acquisitions, including the Endicia acquisition, we have concluded that the Non-Core mailing and shipping business is not material enough to break out separately in 2015 as it no longer provides investors with material additional insights into our business. Such information is shown for previous periods below.

When we refer to our “Mailing and shipping revenue”, we are referring to our service, product and insurance revenue generated by all of our mailing and shipping customers.

Acquisitions

On June 10, 2014, we acquired 100% of the outstanding equity of Auctane LLC, which operates ShipStation, in a cash and contingent stock transaction. ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brands ShipStation and Auctane. ShipStation is a leading web-based shipping software solution that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShipStation supports automatic order importing from over 100 shopping carts and marketplaces, including eBay, Amazon, Shopify, Bigcommerce, Volusion, Squarespace and others. ShipStation offers multi-carrier shipping options, and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive, Inc., which operates ShipWorks, in a cash transaction. ShipWorks, based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software that provides simple, powerful and easy to use solutions for online sellers. ShipWorks solutions integrate with over 65 popular online sales and marketplaces systems including eBay, PayPal, Amazon, Yahoo! and others. ShipWorks offers multi-carrier shipping options and features including sending email notifications to buyers, updating online order status, generating reports and many more.

On March 22, 2015 we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with PSI Systems, Inc., a California corporation d/b/a Endicia (“Endicia”), and Newell Rubbermaid Inc., a Delaware corporation (“Newell”). Endicia, based in Palo Alto, California, is a leading provider of high volume shipping technologies and solutions for shipping with the USPS. The Stock Purchase Agreement provides for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly-owned indirect subsidiary of Newell (“Transaction”) for an aggregate purchase price of $215 million in cash. The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, the Transaction was closed on November 18, 2015.

As part of the funding of our acquisition of Endicia, we entered into a credit agreement with a group of banks on November 18, 2015, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (collectively, the “Credit Agreement”). The Credit Agreement is secured by substantially all of our assets. We funded our acquisition with cash of $56.5 million and debt from our Credit Agreement totaling $164.5 million, totaling approximately $221.0 million. The $221.0 million consists of the following: 1) the purchase price of $214.2 million, 2) $1.5 million of debt issuance costs, and 3) the transfer of Endicia’s ending cash balance on November 17, 2015 of $5.3 million. Total debt issuance costs of $1.8 million, which includes $300 thousand of costs incurred prior to closing, were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Our Credit Agreement matures on November 18, 2020. As of December 31, 2015 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $81.5 million under the term loan and approximately $82.0 million under the revolving credit facility. Because we have a letter of credit of approximately $500,000 relating to a facility lease, we do not have any available or unused borrowings under the revolving credit facility.

The acquisitions of ShipStation, ShipWorks and Endicia represent a significant strategic investment in our high volume and e-commerce shipping business. Please see Note 3 – “Acquisitions” and Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the year ended December 31, 2015 includes operations of Endicia for the period from November 18, 2015 through December 31, 2015 and the operations of ShipStation and ShipWorks for the full fiscal year 2015. The results of our operations during the year ended December 31, 2014 includes operations of ShipStation for the period from June 10, 2014 through December 31, 2014 and ShipWorks for the period from August 29, 2014 through December 31, 2014. Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Years Ended December 31, 2015 and 2014

Total revenue increased 45% to $214.0 million in 2015 from $147.3 million in 2014. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $206.7 million in 2015, an increase of 46% from $141.8 million in 2014. Customized Postage revenue increased 33% to $7.2 million in 2015 from $5.4 million in 2014.

The following table sets forth the breakdown of revenue for 2015 and 2014 and the resulting percent change (revenue in thousands):

	2015	2014	% Change
Revenues
Service	$176,672	$115,696	53%
Product	18,283	16,883	8%
Insurance	11,732	9,217	27%
Mailing and Shipping Revenue	206,687	141,796	46%
Customized Postage	7,229	5,450	33%
Other	41	23	77%
Total revenues	$213,957	$147,269	45%

We define “Paid Customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.

The following table sets forth the number of paid customers in the period for our Core mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average

2015	557	565	569	633	581
2014	506	505	512	525	512

The following table sets forth the growth in paid customers and average annual revenue per paid customer for our Mailing and shipping business (in thousands except average annual revenue per paid customer):

	2015	2014	% Change

Average paid customers for the year	581	512	14%
Average annual revenue per paid customer	$356	$277	28%
Mailing and Shipping Revenue	$206,687	$141,796	46%

The increase in paid customers is primarily the result of (1) a higher number of Stamps.com paid customers compared to the prior year as a result of our increased spending in our Mailing and shipping sales and marketing channels, (2) the addition of paid customers from ShipStation and ShipWorks as a result of our acquisitions in 2014 and (3) the addition of paid customers from Endicia as a result of our acquisition in the fourth quarter of 2015.

The increase in our average annual revenue per paid customer (“ARPU”) was primarily the result of (1) the addition of paid customers from our acquisitions of ShipStation, ShipWorks and Endicia where the ARPU for those paid customers is higher as compared to the ARPU from the existing Stamps.com customers and (2) the growth in our high volume shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	2015	2014
Revenues
Service	$176,672	$115,696
Product	18,283	16,883
Insurance	11,732	9,217
Customized Postage	7,229	5,450
Other	41	23
Total revenues	$213,957	$147,269
Revenue as a percentage of total revenues
Service	83%	79%
Product	9%	11%
Insurance	5%	6%
Customized Postage	3%	4%
Other	0%	0%
Total revenues	100%	100%

Our revenue is derived primarily from five sources: (1) service and transaction related revenues from our USPS mailing and shipping services, our multi-carrier shipping services and our mailing and shipping integrations; (2) product revenue from the direct sale of consumables and supplies through our Supplies Stores; (3) package insurance revenue from our branded insurance offerings; (4) Customized Postage revenue from the sale of PhotoStamps and PictureItPostage postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers.

For service revenue, we earn revenue in several different ways: (1) customers may pay us a monthly fee based on a subscription plan; (2) customers may qualify under our USPS partnership to have their service fees waived or refunded and then we are compensated directly by the USPS; (3) customers may pay us a fee per shipping label printed; (4) we may earn compensation by offering customers a discounted postage rate that is provided to the customers by our partners; and (5) we may earn other types of revenue shares or other compensation from specific customers or partners.

Service revenue increased 53% to $176.7 million in 2015 from $115.7 million in 2014. The 53% increase in service revenue consisted of a 14% increase in our annual average paid customers and 35% increase in our annual average service revenue per paid customer.

Product revenue increased 8% to $18.3 million in 2015 from $16.9 million in 2014. The increase is primarily attributable to an increase in sales of mailing and shipping labels and label printers as we continue to grow our customer base. Postage printed typically helps drive sales of consumables supplies such as labels. Total postage printed by customers using our mailing and shipping solutions in 2015 was $2.7 billion, a 51% increase from the $1.8 billion printed in 2014.

Insurance revenue increased 27% to $11.7 million in 2015 from $9.2 million in 2014. The increase in insurance revenue was primarily attributable to our acquisitions whose solutions target shipping customers who are more likely than mailing customers to purchase insurance.

Customized Postage revenue increased 33% to $7.2 million in 2015 from $5.4 million in 2014. The increase was primarily attributable to (1) an increase in PhotoStamps high volume business and (2) the addition of PictureItPostage as a result of our Endicia acquisition. The increase in Customized Postage revenue was partially offset by a decrease in PhotoStamps revenue from orders placed through the PhotoStamps website. The decrease in revenue from website orders is primarily attributable to a reduction in our PhotoStamps sales and marketing spending in 2015 compared with 2014.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated (in thousands except percentage):

	2015	2014
Cost of Revenues
Service	$27,967	$19,687
Product	5,971	5,516
Insurance	3,984	3,210
Customized Postage	6,013	4,493
Total cost of revenues	$43,935	$32,906
Cost as percentage of associated revenue
Service	16%	17%
Product	33%	33%
Insurance	34%	35%
Customized Postage	83%	82%
Total cost as a percentage of total revenues	21%	22%

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees and customer misprints that do not qualify for reimbursement from the USPS. Cost of product revenue principally consists of the cost of products sold through our Supplies Stores and the related costs of shipping and handling. The cost of insurance revenue principally consists of parcel insurance offering costs through our third party insurance partners. Cost of customized postage revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs.

Cost of service revenue increased 42% to $28.0 million in 2015 from $19.7 million in 2014. The increase was primarily attributable to higher customer service costs to support our growing customer base, higher credit card processing fees associated with our higher revenue and higher promotional expenses. Promotional expenses, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense increased 11% to $3.4 million in 2015 from $3.1 million in 2014. The increase in our promotional expense was primarily due to higher customer acquisition. The 42% increase in cost of service revenue was less than the 53% increase in service revenue over the same time period.

Cost of product revenue increased 8% to $6.0 million in 2015 from $5.5 million in 2014. The 8% increase in cost of product revenue was consistent with the 8% increase in product revenue over the same time period.

Cost of insurance revenue increased 24% to $4.0 million in 2015 from $3.2 million in 2014. The increase in cost of insurance revenue resulted from growth in the number of insurance transactions, which was primarily attributable to our acquisitions. The 24% increase in cost of insurance revenue was less than the 27% increase in insurance revenue.

Cost of customized postage revenue increased 34% to $6.0 million in 2015 from $4.5 million in 2014. The cost of customized postage revenue resulted from the growth in high volume business orders. The 34% increase in cost of customized postage revenue was consistent with the 33% increase in customized postage revenue over the same time period.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	2015	2014
Operating Expenses:
Sales and marketing	$56,144	$43,659
Research and development	20,711	13,309
General and administrative	42,399	25,147
Contingent consideration charges	46,088	8,438
Litigation settlement	10,000	—
Total operating expenses	$175,342	$90,553
Operating expenses as a percentage of total revenue:
Sales and marketing	26%	30%
Research and development	10%	9%
General and administrative	20%	17%
Contingent consideration charges	22%	6%
Litigation settlement	5%	—
Total operating expenses	82%	61%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 29% to $56.1 million in 2015 from $43.7 million in 2014. The increase is primarily due to (1) the addition of sales and marketing expense from our ShipStation, ShipWorks and Endicia acquisitions, (2) an increase in stock-based compensation expense and (3) an increase in sales and marketing spending and activity in our Mailing and shipping business as we continued to focus on acquiring customers. Our sales and marketing programs include direct sales, customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 56% to $20.7 million in 2015 from $13.3 million in 2014. The increase is primarily due to (1) the addition of research and development expense from our ShipStation, ShipWorks and Endicia acquisitions and (2) an increase in headcount-related expenses including stock-based compensation expense to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 69% to $42.4 million in 2015 from $25.1 million in 2014. The increase was primarily attributable to (1) the addition of general and administrative expense from our ShipStation, ShipWorks and Endicia acquisitions, (2) an increase in headcount and headcount related expenses and infrastructure investments to support the growth in our business, (3) an increase in stock-based compensation expense, (4) an increase in legal expenses for matters not related to our acquisitions, (5) expenses related to the signing of the definitive agreement to acquire Endicia, (6) expenses related to the regulatory review process for our acquisition of Endicia and (7) an increase in the amortization of acquired intangibles also related to our acquisitions.

Contingent consideration charges

Contingent consideration charges are attributable to the change in the fair value of our contingent consideration liability related to the acquisition of ShipStation. Contingent consideration charges increased 446%

to $46.1 million in 2015 from $8.4 million in 2014. The increase was primarily due to the adjustment of the contingent consideration liability as a result of the former ShipStation owners fully achieving all of their financial measures in accordance with the purchase agreement and an increase in our stock price. See Note 3 – “Acquisition” in our Notes to Consolidated Financial Statements for further description of our contingent consideration liability related to the acquisition of ShipStation.

Litigation Settlement

On August 14, 2014, Rapid Enterprises, LLC, D/B/A Express One, filed suit against ShipStation and some of its executives in the Third Judicial District Court for Salt Lake County, Utah, alleging, among other claims, that ShipStation breached its contract with Express One by violating an exclusivity provision. Express One sought an injunction, damages, attorneys’ fees and court costs.

On August 6, 2015, Stamps.com and Express One entered into a settlement agreement that resolved all disputes between the parties. Stamps.com agreed to pay Express One $10.0 million in exchange for Express One’s dismissal and permanent withdrawal of Express One’s tort claims. In addition, the parties agreed to continue and expand their business relationship going forward. The amount was expensed and paid in 2015.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net decreased to $146,000 in 2015 from $375,000 in 2014. The decrease was primarily attributable to (1) lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments and (2) lower rental income.

Interest Expense

Interest expense consists of interest expense payments from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense was $397,000 in 2015 compared to $0 in 2014. The interest expense resulted from the debt incurred in connection with acquisition of Endicia in 2015. See Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

In 2015, our net income tax benefit of $1.4 million consisted of current income tax expense consisting of federal alternative minimum tax and various state taxes and deferred income tax benefit consisting of nondeductible temporary tax items including contingent consideration, stock compensation and amortizable intangibles. In addition, the deferred income tax benefit consisted of a change in the federal statutory rate from 34% to 35%. In 2014, our net income tax benefit of $12.7 million consisted of an income tax benefit resulting from the release of our valuation allowance offset by current income tax expense consisting of federal and state alternative minimum taxes. On June 10, 2014 we completed our acquisition of ShipStation. On August 29, 2014 we completed our acquisition of ShipWorks. Based on these discrete events, we analyzed our deferred tax assets including our remaining tax loss carry-forward. After completing our forecast of future income taking into consideration the potential synergies of our acquisitions, we believed we had met the more likely than not threshold that we would be able to utilize our remaining tax loss carry-forwards in the foreseeable future. As a result we released the remaining valuation allowance during the fourth quarter of 2014. During 2014 we recorded current income tax expense for alternative minimum federal and state taxes of $856,000 and income tax benefit for the release of our valuation allowance totaling approximately $13.6 million, totaling to a net income tax benefit of $12.7 million. During 2015 we recorded current income tax expense for alternative minimum federal and state taxes of approximately $1.4 million. Because we did not have any valuation allowance release in 2015, our net income tax benefit decreased 89% to $1.4 million in 2015 from $12.7 million in 2014.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence, including our recent earning trend and expected future income. As of December 31, 2015 and 2014, we do not have any valuation allowance against our gross deferred tax assets.

Trend Analysis

We expect our Mailing and Shipping revenue to increase in 2016 compared to 2015. Our ability to grow our Mailing and Shipping revenue is partly dependent on our ability to increase our sales and marketing spend to acquire and retain customers. To the extent we are not able to achieve our target increase in spending and acquire and retain customers, this would negatively impact our 2016 Mailing and shipping revenue growth expectations. We expect Customized Postage revenue to increase in 2016 compared to 2015. High volume business orders can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.

We expected our sales and marketing spend to increase in 2016 compared to 2015. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred while the revenue and profits associated with the acquired customers are earned over the customers’ lifetime. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.

We expect research and development expenses to be higher in 2016 as compared to 2015.

We expect general and administrative expenses to be higher in 2016 as compared to 2015. The increase is expected to be partially offset by a reduction in acquisition and corporate development related costs incurred in 2015 as a result of the Endicia acquisition.

We expect our stock based compensation expense to be higher in 2016 compared to 2015 based on the increase in expense in the fourth quarter.

We do not expect to incur contingent consideration charges in 2016 as the ShipStation earn-out period was completed as of December 31, 2015.

Tax expense (benefit) in 2015 may not be indicative of 2016 tax expense (benefit) due to factors that impact taxable income compared to book income which can change from quarter-to-quarter.

As discussed above, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements”, are made only as of the date of this Report and are subject to the qualification and limitations on the forward-looking statements discussion on page 1 of Part I of this Report and the risks and other factors set forth in Item 1A “Risk Factors”. Our business has grown through acquisition during 2014 and 2015; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations. As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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

The increase in paid customers was primarily driven by (1) a higher number of Stamps.com new paid customers compared to the prior year as a result of our increased spending in Core mailing and shipping marketing channels, (2) the addition of new paid customers from ShipStation and ShipWorks as a result of our acquisitions in 2014, and (3) our customer churn rates remained at levels that were consistent with the prior year.

For our Core Mailing and Shipping Business, our average annual and monthly Core mailing and shipping revenue per paid customer in 2014 was $280 and $23.27, respectively, which increased by 8% compared to $258 and $21.51, respectively, in 2013. The increase in average revenue per paid customer (“ARPU”) was primarily the result of the addition of new paid customers from our acquisitions of ShipStation and ShipWorks where the ARPU for those newly acquired paid customers was higher as compared to the ARPU from the existing Stamps.com small business customers as well as growth in Stamps.com’s high volume shipping business.

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

Our revenue was derived primarily from five sources: (1) service and transaction revenues related to our mailing and shipping services; (2) product revenue from the direct sale of consumables and supplies through our Supplies Store; (3) package insurance revenue from our branded insurance offerings; (4) PhotoStamps revenue from the sale of PhotoStamps postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers.

Service revenue increased 17% to $115.7 million in 2014 from $99.0 million in 2013. The 17% increase in service revenue primarily consisted of an 18% increase in service revenue from our Core mailing and shipping business while the service revenue from our Non-Core mailing and shipping business decreased 27%. The 18% increase in our Core mailing and shipping service revenue consisted of a 7% increase in our annual average paid customers and 10% increase in our annual average revenue per paid customer.

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

PhotoStamps revenue increased 16% to $5.4 million in 2014 from $4.7 million in 2013. The increase was primarily attributable to an increase in high volume business orders which have become a higher percentage of PhotoStamps revenue but are less predictable and create greater fluctuations in our PhotoStamps revenue numbers. The increase in PhotoStamps revenue was partially offset by a decrease in PhotoStamps revenue from orders placed through our website. The decrease in revenue from website orders was primarily attributable to a reduction in our PhotoStamps sales and marketing spending in 2014 compared with that of 2013. Total PhotoStamps sheets shipped in 2014 increased 31% to 338,000 compared to 257,000 in 2013 and average revenue per PhotoStamps sheet shipped decreased 12% to $16.14 in 2014 compared to $18.30 in 2013. The increase in sheets shipped and decrease in average revenue per PhotoStamps sheet were both primarily attributable to increased business orders which sell in larger sheet volumes but typically have a lower price per sheet.

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

Cost of service revenue increased 28% to $19.7 million in 2014 from $15.4 million in 2013. The increase in cost of service revenue was primarily attributable to higher customer service cost to support our growing customer base, higher promotional expense and higher variable costs associated with our growth in revenue. Promotional expense, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense increased 28% to $3.1 million in 2014 from $2.4 million in 2013. The increase in promotion expense in 2014 was primarily due to higher customer acquisition in and an adjustment to our redemption assumption in 2013.

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

Cost of PhotoStamps revenue increased 21% to $4.5 million in 2014 from $3.7 million in 2013. Cost of PhotoStamps revenue as a percentage of PhotoStamps revenue increased from 79% in 2013 to 82% in 2014. The increase was primarily attributable to the increase in PhotoStamps revenue from high volume business orders. The decrease in PhotoStamps revenue as a percentage of PhotoStamps revenue was primarily due to higher high volume business orders compared to PhotoStamps orders through our website in 2014. High volume business orders have a lower average revenue per PhotoStamps sheet than website orders but have the same associated costs.

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

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities. Sales and marketing expense increased 11% to $43.7 million in 2014 from $39.5 million in 2013. The increase was primarily due to the addition of sales and marketing expense from our ShipStation and ShipWorks acquisitions as well as the increased marketing spending as we continued to focus on acquiring customers in our Core mailing and shipping business while spending in our Non-Core mailing and shipping and PhotoStamps businesses both decreased compared to 2013. Ongoing marketing programs include the following: customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 21% to $13.3 million in 2014 from $11.0 million in 2013. The increase was primarily due to the addition of research and development expense from our ShipStation and ShipWorks acquisitions as well as an increase in headcount-related expenses to support our expanded product offerings and technology infrastructure investments.

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

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California. Interest and other income, net decreased 22% to $375,000 in 2014 from $480,000 in 2013. The decrease was primarily due to (1) lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments and (2) lower cash and investment balances as a result of the use of cash for the acquisitions of ShipStation and ShipWorks.

Provision for Income Taxes

In 2014, our net income tax benefit consisted of an income tax benefit resulting from the release of our valuation allowance offset by current income tax expense consisting of federal and state alternative minimum taxes. On June 10, 2014 we completed our acquisition of ShipStation. On August 29, 2014 we completed our acquisition of ShipWorks. Based on these discrete events, we re-evaluated our forecast of our projected taxable income. As a result, we released a portion of our valuation allowance totaling approximately $3.6 million and $345,000 during the second and third quarter of 2014, respectively. After analyzing our deferred tax assets including our remaining tax loss carry-forward and completing our forecast of future income taking into consideration the potential synergies of our acquisitions, we believe we have met the more likely than not threshold that we will be able to utilize our remaining tax loss carry-forwards in the foreseeable future. As a result we released the remaining valuation allowance of approximately $9.6 million during the fourth quarter of 2014. During 2014 we recorded current income tax expense for alternative minimum federal and state taxes of $856,000 and income tax benefit for the release of our valuation allowance totaling approximately $13.6 million, totaling to a net income tax benefit of $12.7 million, an increase of 33% compared to net income tax benefit of $9.6 million in 2013. The increase in net income tax benefit was primarily due to the increase in our valuation allowance release offset by the increase in our current tax expense as a result of the increase in our taxable income.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence, including our recent earning trend and expected future income. As of December 31, 2014, we no longer have any valuation allowance against our gross deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2015 and 2014, we had $75 million and $58 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was approximately $46 million and $52 million in 2015 and 2014, respectively. The increase in net cash provided by operating activities was primarily attributable to the growth in our revenue offset by net changes in our operating assets and liabilities.

Net cash used in investing activities was approximately $210 million and $69 million in 2015 and 2014, respectively. The increase in net cash used in investing activities was primarily due to the acquisition of Endicia in comparison to the prior year acquisitions (see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements).

Net cash provided by financing activities was approximately $188 million in 2015. Net cash used in financing activities was approximately $8 million in 2014. The increase in net cash provided by financing activities was primarily due to our proceeds from debt in connection with our acquisition of Endicia and no repurchase of our stock in comparison to prior year.

The following table is a schedule of our significant contractual obligations and commercial commitments as of December 31, 2015 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2016	$2,879
2017	3,126
2018	2,811
2019	619
2020	260
Thereafter	—

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Amortization expense associated with the capitalized debit issuance costs for the year ended December 31, 2015 was approximately $31,000.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% to 2.00%, based upon certain financial measures. As of December 31, 2015, our applicable margin was 1.5% and the interest rate on our outstanding loan was approximately 1.86%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. Further, the Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. As of December 31, 2015, we were in compliance with the covenants of the Credit Agreement.

The contractual maturities of our debt obligations due subsequent to December 31, 2015 are as follows (in thousands):

Amount
2016	$4,641
2017	6,703
2018	8,766
2019	10,828
2020	132,521
Total debt	163,459

Less: deferred financing costs	1,839
Total debt, net of deferred financing costs	$161,620

The estimated interest payments related to our debt due subsequent to December 31, 2015 are as follows (in thousands):

Amount
2016	$3,177
2017	2,967
2018	2,829
2019	2,652
2020	2,368
Total	$13,993

The above estimated interest payments assume an interest rate of 1.86%, which is our interest rate as of December 31, 2015, and assume the entire amount of our revolver credit is paid on maturity date of November 18, 2020.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Section 382 Update

We currently have federal and state NOL carry-forwards of approximately $123 million and $1.5 million, respectively. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. We estimate that as of December 31, 2015 we were at approximately 10% level compared with the 50% level that would trigger impairment of our NOL asset.

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

As of January 29, 2016, we had 16,712,407 shares outstanding, and therefore ownership of approximately 836,000 shares or more would currently constitute a “5% shareholder”. We strongly urge that any stockholder contemplating becoming a 5% or more shareholder contact us before doing so.

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

Service revenue is primarily derived from monthly service fees and transaction related revenues from our USPS mailing and shipping services, our multi-carrier shipping services and our mailing and shipping integrations, and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including PhotoStamps, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue, are estimated using historical experience. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers typically pay face value for postage purchased for use through our mailing and shipping software, and the funds are transferred directly from the customers to the United States Postal Service (“USPS”). We do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

Customized postage revenue, which includes the face value of postage, from the sale of customized postage labels and rolls is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2015, 2014 and 2013.

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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed. Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. PhotoStamps retail box breakage revenue during 2015, 2014 and 2013 was not significant to our consolidated financial statements.

Business Combinations

The acquisition method of accounting is used for business combinations. The results of operations of acquired businesses are included in our consolidated financial statements prospectively from the date of acquisition. The fair value of purchase consideration is allocated to the assets acquired, liabilities assumed and non-controlling interests in the acquired entity generally based on their fair value at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include synergies between the acquired business and the Company and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses are recognized in our consolidated financial statements as incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination. Goodwill is not subject to amortization and is tested annually for impairment, and tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In connection with our goodwill impairment analysis performed annually on October 1st, we perform the first step of the two-step impairment analysis to determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. A reporting unit is the operating segment or a business that is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. We determine the fair value of the reporting unit using the discounted cash flow approach and a market based approach. To the extent the carrying amount of a reporting unit exceeds its fair value; we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. To the extent the implied fair value of goodwill of the reporting unit is less than its carrying amount we would be required to recognize an impairment loss. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts and discount rates.

Acquired trademarks, patents and other intangibles include both amortizable and non-amortizable assets and are included in intangible assets, net in the accompanying consolidated balance sheets. Intangible assets are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs. Amortization of amortizable intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets, ranging from approximately 4 to 17 years. Long lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. See Note 3 – “Acquisitions” on our Notes to Consolidated Financial Statements for further discussion of intangible assets we acquired in connection with our acquisitions of ShipStation, ShipWorks and Endicia.

Contingent Consideration

Under Financial Accounting Standards Board (“FASB”) ASC Topic No. 805 Business Combination (“ASC 805”), we are required to re-measure the fair value of the contingent consideration relating to our acquisition of ShipStation at each reporting period. The fair value of the contingent consideration was approximately $63 million and $25 million as of December 31, 2015 and 2014, respectively. In 2014 the fair value of the contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impact the discount rate used in the fair valuation. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period during 2015. At 2015 the fair value of the contingent consideration was calculated by multiplying the expected earn-out shares by our stock price. See Note 3 – “Acquisitions” on our Notes to Consolidated Financial Statements for further discussion of our contingent consideration relating to ShipStation.

Contingencies and Litigation

We are subject to various routine litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We establish loss provisions for claims against us when the loss is both probable and can be reasonably estimated. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so the Company may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs. The new standard aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and requires a retrospective method of adoption. We adopted the provisions of the new standard for the balance sheet disclosures of debt issuance costs as of December 31, 2015.

In November 2015, the FASB issued guidance that requires deferred tax assets and liabilities to be presented as noncurrent in a classified statement of financial position. The guidance is effective beginning January 1, 2017, with early adoption permitted. The guidance can be applied prospectively or retrospectively. The Company elected to early adopt the requirements and apply them retrospectively as of December 31, 2015. The adoption resulted in the reclassification of $2.1 million of current deferred tax assets, net to noncurrent deferred tax assets, net in the Consolidated Balance Sheets as of December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debit issuance costs for the year ended December 31, 2015 was approximately $31,000.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% to 2.00%, based upon certain financial measures. As of December 31, 2015, our applicable margin was 1.5% and interest rate on our outstanding loan was approximately 1.86%. We are subject to certain customary quarterly financial covenants under our Credit Agreement. Further, the Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. As of December 31, 2015, we were in compliance with the covenants of the Credit Agreement.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 215 days at December 31, 2015. Our cash equivalents and investments approximated $75.2 million at December 31, 2015 and had a weighted average interest rate of 0.3%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2015. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PSI Systems Inc., which are included in the 2015 consolidated financial statement of Stamps.com Inc. and subsidiaries and constituted approximately $235 million of total assets as of December 31, 2015, approximately $10 million of revenues and approximately $2 million of net income for the year then ended. Securities and Exchange Commission guidelines permit companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2015, which is included herein.

Changes in internal controls

On November 18, 2015, we acquired Endicia and, as a result, we have begun integrating certain processes, systems and controls relating to Endicia into our existing system of internal control over financial reporting in accordance with our integration plans. Except for certain processes, systems and controls relating to the integration of Endicia, there have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and subsidiaries

We have audited Stamps.com Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Stamps.com Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting appearing under item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PSI Systems Inc. which are included in the 2015 consolidated financial statements of Stamps.com Inc. and subsidiaries and constituted approximately $235 million of total assets as of December 31, 2015, approximately $10 million of revenues and approximately $2 million of net income for the year then ended. Our audit of internal control over financial reporting of Stamps.com Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of PSI Systems, Inc.

In our opinion, Stamps.com Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stamps.com Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Stamps.com Inc. and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 29, 2016

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2016 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference herein to our proxy statement for our 2016 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference herein to our proxy statement for our 2016 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2016 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference herein to our proxy statement for our 2016 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

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

3.   Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(11)
3.2	Bylaws of the Company.(3)
3.3	Resolution Amending Bylaws of Stamps.com Inc. (13)
4.1	Specimen common stock certificate.(4)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2) +++
10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7) +++
10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6) +++
10.6	Form of Amended and Restated Indemnification Agreement between the Company and its directors and officers.(18) +++
10.7	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (8) +
10.8	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc.(9) ++
10.9	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5) +++
10.10	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5) +++
10.11	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++

Exhibit Number	Description
10.12	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5) +++
10.13	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5) +++
10.14	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++
10.15	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5) +++
10.16	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5) +++
10.17	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5) +++
10.18	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5) +++
10.19	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5) +++
10.20	Stock Purchase Agreement (12) +++
10.21	2010 Equity Incentive Plan.(13) +++
10.22	2014 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17)
10.23	Form of Stock Option Agreement.(14) +++
10.24	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)
10.25	Agreement of Purchase And Sale and Joint Escrow Instructions.(16)
10.26
Membership Interest Purchase Agreement made and entered into as of June 10, 2014, by and among Stamps.com Inc., a Delaware corporation, Auctane LLC, a Texas limited liability company, and each of the members of the Company. (19) ++

10.27
Stock Purchase Agreement made and entered into as of March 22, 2015, by and among Stamps.com Inc., a Delaware corporation, PSI Systems, Inc., a California corporation, and Newell Rubbermaid Inc., a Delaware corporation.(20) ++

10.28
Commitment Letter, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC and Stamps.com Inc., dated March 22, 2015.(20)

10.29
Settlement Agreement and Mutual Release of Claims made and entered into on August 6, 2015, by and between Stamps.com Inc., Auctane, LLC d/b/a ShipStation, Interapptive, Inc. d/b/a ShipWorks, Kenneth T. McBride, Jason Hodges, Nathan Jones, and Curtis Mitchell, on the one hand, and Rapid Enterprises, LLC d/b/a Express One and J. Colby Clark, on the other hand.(21)

10.30
Credit Agreement made and entered into as of November 18, 2015, by and among Stamps.com Inc., a Delaware corporation, Wells Fargo Bank, National Association (“Wells Fargo”), JPMorgan Chase Bank, N.A., and Bank of America, N.A., the lenders from time to time party thereto (each a “Lender” and collectively, the “Lenders”), and Wells Fargo as administrative agent for the Lenders. (22) ++

10.31
Collateral Agreement made and entered into as of November 18, 2015, by and among Stamps.com Inc., a Delaware corporation, the Grantors (as defined therein), in favor of Wells Fargo Bank, National Association as administrative agent for the benefit of the Secured Parties (as defined therein).(22)

Exhibit Number	Description
14	Code of Ethics.(10)
21
List of Subsidiaries: PhotoStamps Inc., a California corporation; Auctane LLC, a Texas limited liability company; Interapptive inc., a Missouri corporation; PSI Systems, Inc., a California corporation d/b/a Endicia.

23.1	Consent of Ernst & Young LLP.(17)
24.1	Power of Attorney by G. Bradford Jones.(17)
24.2	Power of Attorney by Mohan P. Ananda.(17)
24.3	Power of Attorney by Lloyd I. Miller.(17)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(17)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(17)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17) (furnished, not filed)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17) (furnished, not filed)

XBRL Exhibits

101.INS	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).
(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).
(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 7, 1999 (File No. 333-77025).
(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).
(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).
(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003 (File No. 000-26427).

(9)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004 (File No. 000-26427).
(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 (File No. 000-26427).
(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-26427).
(12)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 (File No. 000-26427).
(13)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2010 (File No. 000-26427).
(14)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 2010 (File No. 333-168360).
(15)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010 (File No. 000-26427).
(16)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (File No. 000-26427).
(17)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.
(18)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 29, 2014 (File No. 000-26427).
(19)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2014 (File No. 000-26427).
(20)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2015 (File No. 000-26427).
(21)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015 (File No. 000-26427).
(22)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015 (File No. 000-26427).
+	Confidential treatment requested and received as to certain portions.
++	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.
+++	Denotes management contract or compensatory plan, contract or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stamps.com Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stamps.com Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 29, 2016

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$65,126	$40,933
Short-term investments	8,553	6,482
Accounts receivable, net	55,052	12,325
Other current assets	8,345	6,071
Total current assets	137,076	65,811

Property and equipment, net	31,707	30,427
Goodwill	197,807	66,893
Intangible assets, net	95,950	19,570
Long-term investments	1,529	10,215
Deferred income taxes, net	57,224	53,816
Other assets	7,321	7,999
Total assets	$528,614	$254,731

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$60,816	$22,521
Deferred revenue	4,000	2,164
Current portion of debt, net of debt issuance costs	4,267	—
Contingent consideration, current	63,209	9,225
Total current liabilities	132,292	33,910
Long-term debt, net of debt issuance costs	157,353	—
Contingent consideration, long-term	—	15,790
Total liabilities	289,645	49,700

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2015 and 2014 Issued shares: 29,463 in 2015 and 28,763 in 2014
Outstanding shares: 16,697 in 2015 and 15,997 in 2014	52	51
Additional paid-in capital	716,253	678,075
Treasury stock, at cost, 12,766 shares in 2015 and 2014	(172,410)	(172,410)
Accumulated deficit	(304,944)	(300,746)
Accumulated other comprehensive income	18	61
Total stockholders’ equity	238,969	205,031
Total liabilities and stockholders’ equity	$528,614	$254,731

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Service	$176,672	$115,696	$99,013
Product	18,283	16,883	16,580
Insurance	11,732	9,217	7,515
Customized postage	7,229	5,450	4,710
Other	41	23	1
Total revenues	213,957	147,269	127,819
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	27,967	19,687	15,422
Product	5,971	5,516	5,694
Insurance	3,984	3,210	2,685
Customized postage	6,013	4,493	3,699
Total cost of revenues	43,935	32,906	27,500
Gross profit	170,022	114,363	100,319
Operating expenses:
Sales and marketing	56,144	43,659	39,449
Research and development	20,711	13,309	10,958
General and administrative	42,399	25,147	15,794
Contingent consideration charges	46,088	8,438	—
Litigation settlement	10,000	—	—
Total operating expenses	175,342	90,553	66,201
(Loss) income from operations	(5,320)	23,810	34,118
Interest expense	(397)	—	—
Interest income and other income, net	146	375	480
(Loss) income before taxes	(5,571)	24,185	34,598
Income tax benefit	(1,373)	(12,697)	(9,555)
Net (loss) income	$(4,198)	$36,882	$44,153
Net (loss) income per share:
Basic	$(0.26)	$2.30	$2.81
Diluted	$(0.26)	$2.25	$2.71
Weighted average shares outstanding:
Basic	16,436	16,011	15,691
Diluted	16,436 (1)	16,417	16,298
(1)	Common equivalent shares are excluded from the diluted (loss) income per share as their effect is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net (loss) income	$(4,198)	$36,882	$44,153
Other comprehensive (loss) income, net of tax:
Unrealized loss on investments	(43)	(79)	(111)
Comprehensive (loss) income	$(4,241)	$36,803	$44,042

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance at December 31, 2012	15,319	$50	$649,694	$(155,260)	$(381,781)	$251	$112,954
Net income	—	—	—	—	44,153	—	44,153
Unrealized loss on investments	—	—	—	—	—	(111)	(111)
Stock-based compensation expense	—	—	4,492	—	—	—	4,492
Exercise of stock options	991	1	13,424	—	—	—	13,425
Shares issued under the ESPP	56	—	1,114	—	—	—	1,114
Stock repurchase	(179)	—	—	(4,262)	—	—	(4,262)
Balance at December 31, 2013	16,187	$51	$668,724	$(159,522)	$(337,628)	$140	$171,765
Net income	—	—	—	—	36,882	—	36,882
Unrealized loss on investments	—	—	—	—	—	(79)	(79)
Stock-based compensation expense	—	—	4,799	—	—	—	4,799
Exercise of stock options	203	—	3,314	—	—	—	3,314
Shares issued under the ESPP	42	—	1,238	—	—	—	1,238
Stock repurchase	(435)	—	—	(12,888)	—	—	(12,888)
Balance at December 31, 2014	15,997	$51	$678,075	$(172,410)	$(300,746)	$61	$205,031
Net loss	—	—	—	—	(4,198)	—	(4,198)
Unrealized loss on investments	—	—	—	—	—	(43)	(43)
Stock option windfall tax benefit	—	—	618	—	—	—	618
Issuance of shares for contingent consideration	192	—	9,225	—	—	—	9,225
Stock-based compensation expense	—	—	15,895	—	—	—	15,895
Exercise of stock options	459	1	10,886	—	—	—	10,887
Shares issued under the ESPP	49	—	1,554	—	—	—	1,554
Balance at December 31, 2015	16,697	$52	$716,253	$(172,410)	$(304,944)	$18	$238,969

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net (loss) income	$(4,198)	$36,882	$44,153
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,702	4,833	2,538
Stock-based compensation expense	15,895	4,799	4,492
Deferred income taxes	(3,408)	(13,554)	(9,713)
Stock option windfall tax benefit	(618)	—	—
Accretion of debt issuance costs	31	—	—
Contingent consideration, including related compensation expense	47,419	8,773	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(32,480)	5,787	(3,072)
Other current assets	(1,737)	557	(834)
Other assets	678	(3,208)	(1,034)
Deferred revenue	779	210	(107)
Accounts payable and accrued expenses	16,053	6,646	(667)
Net cash provided by operating activities	46,116	51,725	35,756
Investing activities:
Sale of short-term investments	6,424	6,556	6,159
Purchase of short-term investments	(2,438)	(6,536)	(6,454)
Sale of long-term investments	2,586	6,627	6,949
Purchase of long-term investments	—	(2,887)	(10,258)
Acquisition of ShipStation (net of cash acquired)	—	(48,883)	—
Acquisition of ShipWorks (net of cash acquired)	—	(21,149)	—
Acquisition of Endicia	(214,165)	—	—
Acquisition of property, equipment and intangibles	(2,291)	(2,858)	(5,282)
Net cash used in investing activities	(209,884)	(69,130)	(8,886)
Financing activities:
Proceeds from short term financing obligation, net of repayments	13,313	—	—
Proceeds from debt, net of debt issuance cost	162,620	—	—
Principal payment on term loan	(1,031)	—	—
Proceeds from exercise of stock options	10,887	3,314	13,425
Issuance of common stock under ESPP	1,554	1,238	1,114
Stock option windfall tax benefit	618	—	—
Repurchase of common stock	—	(12,888)	(4,311)
Net cash provided by (used in) financing activities	187,961	(8,336)	10,228
Net increase (decrease) in cash and cash equivalents	24,193	(25,741)	37,098
Cash and cash equivalents at beginning of period	40,933	66,674	29,576
Cash and cash equivalents at end of period	$65,126	$40,933	$66,674

Supplemental cash flow information:
Income taxes paid during the period	$956	$856	$362
Capital expenditures accrued but not paid at period end	$78	$6	$572
Issuance of 2014 earn-out shares (see Note – 3 “Acquisitions”)	$9,225	—	—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Stamps.com Inc. and Subsidiaries (“the Company” or “we”) are the leading provider of Internet-based postage solutions. Our customers use our services to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (the “USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others. Customers using our service receive discounted postage rates compared to USPS retail rates on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages. Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises, and within these segments we target both mailers and shippers. We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999. We also offer multi-carrier shipping solutions under the brand names ShipStation® and ShipWorks®.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc., Auctane LLC, Interapptive, Inc., PSI Systems Inc. and PhotoStamps Inc. In June 2014, we completed our acquisition of 100% of the outstanding equity of Auctane LLC, the Texas limited liability company that operates ShipStation (“Auctane LLC” or “ShipStation”) in a cash and contingent stock transaction. ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brands ShipStation and Auctane. In August 2014, we completed our acquisition of 100% of the outstanding equity of Interapptive, Inc., a Missouri corporation, that operates ShipWorks (“Interapptive, Inc.” or “ShipWorks”) in a cash transaction. ShipWorks, based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software. In November 2015, we closed our transaction to acquire PSI Systems, Inc. (“Endicia”), which we entered into an agreement to purchase them in March 2015. See Note 3 – “Acquisitions” for further discussion of our acquisitions.

Because 100% of the voting control of Auctane LLC, Interapptive, Inc. and PSI Systems, Inc. is held by us, we have consolidated ShipStation, ShipWorks and Endicia from the date we obtained control in the accompanying consolidated financial statements. Similarly, due to our 100% control, PhotoStamps Inc. is also consolidated in the accompanying consolidated financial statements from the date of its inception. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Risk Management

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, the number of PhotoStamps retail boxes that will not be redeemed, realizability of deferred income taxes, the estimates and assumptions used to calculate the allocation of the purchase price related to our acquisitions, including related contingent consideration, and estimates regarding the useful lives of our building, patents and other amortizable intangible assets, and goodwill.

Contingencies and Litigation

We are subject to various routine litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We establish loss provisions for claims against us when the loss is both probable and can be reasonably estimated. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable.

Cash Equivalents and Investments

We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our cash equivalents and investments consisted of money market funds, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2015 and 2014. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are included as a separate component of stockholders' equity.

Accounts Receivable

Our accounts receivable relate to mailing and shipping services, postage invoicing, PhotoStamps sales, and branded insurance provided to customers prior to billing and other receivables. Accounts receivable are recorded at the invoiced amount, net of allowances for uncollectible accounts of approximately $831,000, $414,000 and $283,000 as of December 31, 2015, 2014 and 2013.

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

Increases in allowance for doubtful accounts totaled approximately $417,000 and $131,000 for 2015 and 2014, respectively. There were no material write offs against the allowance for doubtful accounts during 2015, 2014 or 2013.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments. The fair value of our debt approximates book value.

In 2014 the fair value of the contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impact the discount rate used in the fair valuation. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period during 2015. At 2015 the fair value of the contingent consideration was calculated by multiplying the expected earn-out shares by our stock price. During 2015 we incurred approximately $47.4 million of charges relating to our contingent consideration liability of which $46.1 million was recorded in contingent consideration charges and $1.3 million was recorded in marketing and research and development in operating expenses. Contingent consideration liability was approximately $63.2 million as of December 31, 2015. See Note 3 – “Acquisition” further description of the contingent consideration relating to ShipStation.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2015, 2014 and 2013, we did not recognize revenue from any one customer that represented 10% or more of revenues.

We do not have any customers representing 10% or more of total accounts receivable as of December 31, 2015 and 2014, respectively. We have accounts receivable from one partner that represented approximately 17% of the total accounts receivable balance as of December 31, 2014.

Inventories

Inventories consist of finished products sold through our supplies store and are accounted for using the lower of cost (first-in, first-out method) or market. Inventories reported as a component of other current assets in 2015 and 2014 were $3.5 million and $2.4 million, respectively.

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

Business Combinations

The acquisition method of accounting is used for business combinations. The results of operations of acquired businesses are included in our consolidated financial statements prospectively from the date of acquisition. The fair value of purchase consideration is allocated to the assets acquired, liabilities assumed and non-controlling interests in the acquired entity generally based on their fair value at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include synergies between the acquired business and the Company and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses are recognized in our consolidated financial statements as incurred.

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination. We are required to test goodwill for impairment annually and whenever events or circumstances indicate the fair value of a reporting unit may be below its carrying value. Goodwill is reviewed for impairment annually on October 1. A reporting unit is the operating segment or a business that is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. There was no impairment to our goodwill related to the ShipStation and ShipWorks acquisitions. Goodwill related to the Endicia acquisition will be tested beginning on October 1, 2016. We do not believe there is any impairment to our Endicia goodwill as of December 31, 2015.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Deferred Revenue

Our deferred revenue relates mainly to service revenue and PhotoStamps retail boxes. Deferred revenue related to our service revenue generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. We sell our PhotoStamps retail boxes to our customers through our website and selected third parties. Proceeds from the sale of our PhotoStamps retail boxes are initially recorded as a liability when received. We record the liability for outstanding PhotoStamps retail boxes in deferred revenue.

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

Service revenue is primarily derived from monthly service fees and transaction related revenues from our USPS mailing and shipping services, our multi-carrier shipping services and our mailing and shipping integrations, and is recognized in the period that services are provided. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Sales of items, including customized postage, sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances for expected product returns, which reduce product revenue, are estimated using historical experience. Commissions from the advertising or sale of products by a third party vendor to our customer base are recognized when the revenue is earned and collection is deemed probable.

Customers purchase postage through our mailing and shipping solutions. If the postage purchase funds are transferred directly from the customers to the USPS, we do not recognize revenue for this postage, as it is purchased by our customers directly from the USPS.

Customized postage revenue, which includes the face value of postage, from the sale of PhotoStamps and PictureItPostage sheets and rolls is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2015, 2014 and 2013.

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance brokers. We recognize revenue on insurance purchases upon the ship date of the insured package.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed. Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. PhotoStamps retail box breakage revenue was not significant during 2015, 2014 and 2013.

Cost of Revenue

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees and customer misprints that do not qualify for reimbursement from the USPS. Cost of product revenue principally consists of the cost of products sold through our Supplies Stores and the related costs of shipping and handling. The cost of insurance revenue principally consists of parcel insurance offering costs through our third party insurance partners. Cost of customized postage revenue principally consists of the face value of postage, image review costs and printing and fulfillment costs.

Promotional Expense

New PC Postage customers are typically offered promotional items that are redeemed using coupons that are qualified for redemption after a customer is successfully billed beyond an initial trial period. We account for our promotional expense in accordance with Accounting Standard Codification (“ASC”) 605-50-25, “Recognition – Vendor’s Accounting for Consideration Given to a Customer”, by recognizing a liability for promotional expense based on estimated amounts that will be claimed by customers unless the liability for promotional expense cannot be reasonably and reliably estimated. This includes free postage and a free digital scale and is expensed in the period in which a customer qualifies using estimated redemption rates based on historical data. We periodically review our historical redemption rates and adjust, if necessary, our estimated redemption rates for future periods. Promotional expense, which is included in cost of service, is incurred as customers qualify and thereby may not correlate directly with changes in revenue, as the revenue associated with the acquired customer is earned over the customer’s lifetime. During 2015, 2014 and 2013 promotional expense was $3.4 million, $3.1 million and $2.4 million, respectively.

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

Advertising Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. For the years ended December 31, 2015, 2014 and 2013, advertising and tradeshow costs were $10.8 million, $9.7 million and $10.3 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of December 31, 2015 and 2014 we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold we will realize our tax loss carry-forwards in the foreseeable future.

Net (loss) Income per Share

Net (loss) income per share represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options (commonly and hereafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net income per share is calculated by dividing net (loss) income during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period.

The following table reconciles share amounts utilized to calculate basic and diluted net (loss) income per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(4,198)	$36,882	$44,153

Basic - weighted average common shares	16,436	16,011	15,691
Dilutive effect of common stock equivalents	— (1)	406	607
Diluted - weighted average common shares	16,436	16,417	16,298

Net (loss) income per share:
Basic	$(0.26)	$2.30	$2.81
Diluted	$(0.26)	$2.25	$2.71
(1)	Common equivalent shares are excluded from the diluted (loss) earnings per share calculation as their effect is anti-dilutive. The shares related to the 2015 contingent consideration are not included because they are anti-dilutive.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year ended December 31,
	2015	2014	2013
Anti-dilutive shares	3,596	134	65

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2015		2014	2013
Stock-based compensation expense relating to:
Employee and director stock options	$16,644		$4,473	$3,751
Employee stock purchases	582		326	741
Total stock-based compensation expense	$17,226	(1)	$4,799	$4,492
Stock-based compensation expense relating to:
Cost of revenues	$995		$402	$406
Sales and marketing	4,549		955	864
Research and development	3,149		998	990
General and administrative	8,533		2,444	2,232
Total stock-based compensation expense	$17,226	(1)	$4,799	$4,492
(1)	Included in this amount is $1.3 million of stock-based compensation expense relating to change in the fair value of our contingent consideration liability in connection with our acquisition of ShipStation. See Note - 3 “Acquisition” in the notes to our consolidated financial statements for further description.

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2015	2014	2013
Risk-free interest rate	1.00%	0.87%	0.53%
Expected volatility	46%	50%	48%
Expected life (in years)	3.4	3.5	3.6
Expected forfeiture rate	6%	6%	7%

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Treasury Stock

We did not repurchase shares in 2015. During 2014 and 2013, we repurchased approximately 435,000 shares for $12.9 million and 179,000 shares for $4.3 million, respectively.

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company's CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's Chief Executive Officer has been identified as the CODM as defined by guidance regarding segment disclosures. In 2015, the Company completed the reassessment of its segment reporting in light of its Endicia acquisition in late 2015. Based on this reassessment, the Company has identified two operating segments. Both operating segments aggregate into one reportable segment as the operating segments are similar as it relates to services offered, processes to provide the services, and types of customers, and have similar economic characteristics. The Company offers similar services consisting primarily of Internet-based mailing and shipping solutions to substantially all of its customers, which primarily consist of individuals, small businesses, home offices, medium-size businesses and large enterprises in the United States. In 2013 and 2014, all of our operations, revenue and assets were within the United States. In 2015, as a result of our Endicia acquisition, we had international revenue and assets that were less than 1% of total revenue and assets with the remainder in the United States. During 2015, 2014 and 2013, we did not recognize revenue from any one customer that represented 10% or more of revenues.

Website Development Costs

We develop and maintain our website. Costs associated with the operation of our website consist primarily of software and hardware purchased from third parties and administrative costs relating to the maintenance and development of the website. Costs related to the purchase of software and hardware are capitalized based on our capitalization policy. These capitalized costs are amortized based on their estimated useful life. Administrative costs related to the maintenance and development of our website are expensed as incurred.

Short-Term Financing Obligation

We utilize short-term financing, which is separate from our debt as described in Note – 7 “Debt,” to fund certain company operations. As of December 31, 2015 we had $13.3 million in short-term financing obligations, which was included in accounts payable and accrued expenses and $34.2 million of unused credit.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

those goods or services. In doing so the Company may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs. The new standard aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and requires a retrospective method of adoption. We adopted the provisions of the new standard for the balance sheet disclosures of debt issuance costs as of December 31, 2015.

In November 2015, the FASB issued guidance that requires deferred tax assets and liabilities to be presented as noncurrent in a classified statement of financial position. The guidance is effective beginning January 1, 2017, with early adoption permitted. The guidance can be applied prospectively or retrospectively. The Company elected to early adopt the requirements and apply them retrospectively as of December 31, 2015. The adoption resulted in the reclassification of $2.1 million of current deferred tax assets, net to noncurrent deferred tax assets, net in the Consolidated Balance Sheets as of December 31, 2014.

3.	Acquisitions

We have accounted for all of our acquisitions under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic No. 805 Business Combinations (“ASC 805”).

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

The performance linked earn-out payment of Stamps.com shares (or contingent consideration) to former equity members of Auctane LLC is based on the achievement of certain financial measures within a future time period. There are two periods in which the earn-out payment will be calculated. The first earn-out period was based on the achievement of certain financial measures during the six months ended December 31, 2014. The second earn-out period is based on the achievement of certain financial measures during the twelve months ended December 31, 2015. The range of Stamps.com shares available for the performance linked earn-out for both periods is between 576,675 to 768,900 shares provided a minimum threshold for the financial measures is achieved. The current portion of the contingent consideration in 2014 represented the estimated fair value of the

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

first earn-out. The first earn-out payment totaled 192,225 shares and was made in the first quarter of 2015. We expect the second earn-out payment to be distributed in the first quarter of 2016 for a total of 576,675 shares. The fair value of the contingent consideration was determined at the acquisition date based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.

The total purchase price of the acquired company was allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The following table is the allocation of the purchase price (in thousands, except years):

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

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and ShipStation. We expect the entire amount of goodwill recorded in this acquisition will be deducted for tax purposes ratably over a 15 year period. The identified intangible assets consist of trademarks, developed technology, non-compete agreements and customer relationships. The estimated fair values of the trademark and developed technology were determined using the “relief from royalty” method. The estimated fair value of the non-compete was determined using the “with and without” method. The estimated fair value of customer relationship was determined using the “excess earnings” method. The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. Trademark, developed technology, non-compete and customer relationship is amortized on a straight-line basis over their estimated useful lives. We expect the amortization of acquired intangibles will be approximately $500,000 per quarter for the remaining estimated useful lives.

Under ASC 805, we are required to re-measure the fair value of the contingent consideration at each reporting period. The fair value of the contingent consideration for the ShipStation acquisition was $25.0 million and $63.2 million as of December 31, 2014 and 2015, respectively. In 2014, the fair value of the contingent consideration was determined based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework. Increases or decreases in the fair value of the contingent consideration can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

market conditions, which impact the discount rate used in the fair valuation. Significant judgment was employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period. As of December 31, 2015, the fair value of the contingent consideration was calculated by multiplying the expected earn-out shares to be distributed by our stock price at December 31, 2015.

ShipWorks Acquisition

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive Inc., which operates ShipWorks, in a cash transaction. ShipWorks, based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software that provides simple, powerful and easy to use solutions for online sellers. ShipWorks solutions integrate with over 50 popular online sales and marketplaces systems including eBay, PayPal, Amazon, Yahoo! and others. ShipWorks offers multi-carrier shipping options and features including sending email notifications to buyers, updating online order status, generating reports and many more. During the fourth quarter of 2014, we adjusted the purchase price of ShipWorks by approximately $69,000.

The total purchase price for ShipWorks was approximately $22.1 million and was comprised of the following (in thousands, except shares):

Fair Value
Cash consideration	$21,952
Deferred consideration	181
Total purchase price	$22,133

The total purchase price of the acquired company was allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The following table is the allocation of the purchase price (in thousands, except years):

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

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and ShipWorks. We expect the entire amount of goodwill recorded in this acquisition will be deducted for tax purposes ratably over a 15 year period. The identified intangible assets consist of trademarks, developed technology, non-compete agreements and customer relationships. The estimated fair values of the trademark and developed technology were determined using the “relief from royalty” method. The estimated fair value of the non-compete was determined using the “with and without” method. The estimated fair value of customer relationship was determined using the “excess earnings” method. The rate utilized to discount net cash flows to their present values was approximately 13% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

generation of future cash flows. Trademark, developed technology, non-compete and customer relationship is amortized on a straight-line basis over their estimated useful lives. We expect the amortization of acquired intangibles will be approximately $200,000 per quarter for the remaining estimated useful lives.

Endicia Acquisition

On March 22, 2015 we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with PSI Systems, Inc., a California corporation d/b/a Endicia (“Endicia”), and Newell Rubbermaid Inc., a Delaware corporation (“Newell”). Endicia, based in Palo Alto, California, is a leading provider of high volume shipping technologies and solutions for shipping with the USPS. The Stock Purchase Agreement provides for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly-owned indirect subsidiary of Newell (“Transaction”) for an aggregate purchase price of $215 million in cash. The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, the Transaction was closed on November 18, 2015.

As part of the funding of our acquisition of Endicia, we entered into a credit agreement with a group of banks on November 18, 2015, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (collectively, the “Credit Agreement”) to fund our acquisition of Endicia. The Credit Agreement is secured by substantially all of our assets. We funded our acquisition with cash of $56.5 million and debt from our Credit Agreement of $164.5 million, totaling $221.0 million. The $221.0 million consists of the following: 1) purchase price of $214.2 million, 2) $1.5 million of debt issuance costs and 3) the transfer of Endicia’s ending cash balance on November 17, 2015 of $5.3 million. Total debt issuance costs of $1.8 million, which includes $300 thousand of costs incurred prior to closing, were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Our Credit Agreement matures on November 18, 2020. As of December 31, 2015 our outstanding debt under the revolving credit facility was approximately $82.0 million. As of December 31, 2015 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $81.5 million under the term loan and approximately $82.0 million under the revolving credit facility. Because we have a letter of credit of approximately $500,000 relating to a facility lease, we do not have any available or unused borrowings under the revolving credit facility.

See Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further discussion of our debt.

The total purchase price for the Endicia acquisition was approximately $214 million, net of a $835,000 net working capital adjustment. The total estimated purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The preliminary allocation of purchase consideration is subject to change based on finalizing the net working capital as of the date of acquisition. The following table is the allocation of the purchase price (in thousands, except years):

	Fair Value	Fair Value	Useful Life	Weighted Average Estimated Useful Life (In Years)
Trade accounts receivable	$10,247
Other assets	771
Property and equipment	2,798
Goodwill	130,914
Identifiable intangible assets:
Trade name		$10,900	Indefinite
Developed technology		26,100	9
Customer relationship		43,200	6
Total identifiable intangible assets	80,200			7
Accrued expenses and other liabilities	(9,709)
Deferred revenue	(1,056)
Total purchase price	$214,165

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and Endicia. Such synergies include estimated cost reductions and enhanced sales and customer support which is expected to drive increased volume. We expect the entire amount of goodwill recorded in this acquisition will be deducted for tax purposes ratably over a 15 year period. The identified intangible assets consist of trade name, developed technology and customer relationships. The estimated fair values of the trade name and developed technology were determined using the “relief from royalty” method. The estimated fair value of customer relationship was determined using the “excess earnings” method. The rate utilized to discount net cash flows to their present values was approximately 20% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. Developed technology and customer relationship will be amortized on a straight-line basis over their estimated useful lives. We expect the amortization of acquired intangibles will be approximately $2.3 million per quarter for the remaining estimated useful lives.

We incurred approximately $4.4 million and $1.1 million in acquisition and integration related corporate development expenses during the years ended December 31, 2015 and 2014, respectively. These costs are included in general and administrative expense in our Consolidated Statements of Operations.

Pro-Forma Financial Information (unaudited)

The pro-forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro-forma financial information does not include any adjustments for anticipated operating efficiencies or cost savings.

The following table presents the pro-forma financial information (in thousands, except per share amounts) and assumes the acquisition of Endicia occurred on January 1, 2014:

	Year Ended December 31,
	2015	2014
Revenue	$273,055	$204,628
(Loss) income from operations	(7,657)	20,820
Net (loss) income	(9,273)	32,536	(1)
Basic (loss) earnings per share	$(0.58)	$2.03
Diluted (loss) earnings per share	$(0.58)	$1.98
(1)	Pro-forma net income of $32.5 million in 2014 includes valuation allowance releases of $13.6 million.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in business combinations.

The following table summarizes goodwill as of December 31, 2014 and 2015 (in thousands):

2014
Goodwill balance at December 31, 2013	$—
Acquisitions (see Note 3 – “Acquisitions”)	66,893
Goodwill balance at December 31, 2014	$66,893
2015
Goodwill balance at December 31, 2014	$66,893
Acquisitions (see Note 3 – “Acquisitions”)	130,914
Goodwill balance at December 31, 2015	$197,807

Goodwill is reviewed for impairment annually on October 1st utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, trade names, lease-in-place intangible assets, developed technology, non-compete agreements and customer relationships totaling approximately $109.7 million and $29.5 million in gross carrying amount as of December 31, 2015 and 2014, respectively. Our indefinite-lived intangible assets consist of trade and domain name totaling approximately $11.4 million and $490,000 as of December 31, 2015 and 2014, respectively.

The following table summarizes our amortizable intangible assets as of December 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and others	$8,889	$8,729	$160
Customer Relationship	54,500	2,773	51,727
Technology	33,100	1,598	31,502
Non-Compete	1,100	389	711
Trademark	700	239	461
Total Intangible assets at December 31, 2015	$98,289	$13,728	$84,561

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our amortizable intangible assets as of December 31, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and others	$9,378	$8,514	$864
Customer Relationship	11,300	751	10,549
Technology	7,000	449	6,551
Non-Compete	1,100	114	986
Trademark	700	80	620
Total Intangible assets at December 31, 2014	$29,478	$9,908	$19,570

We recorded amortization of intangible assets totaling approximately $3.8 million, $1.6 million and $215,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in general and administrative expense in our accompanying consolidated statements of operations.

As of December 31, 2015, the remaining weighted average amortization period for our amortizable intangible assets is approximately 7 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending December 31,	Estimated Amortization Expense
2016	$13,080
2017	12,995
2018	12,881
2019	12,572
2020	12,410
Thereafter	$20,693
5.	Cash, Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities at December 31, 2015 and 2014. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method. There was no material realized gain or loss with respect to our investments during 2015, 2014 and 2013. Unrealized gains and losses are included as a separate component of stockholders' equity. We do not intend to sell investments with an amortized cost basis exceeding fair value, and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have six securities with a total fair value of $2.9 million that have unrealized losses of approximately $6,000 as of December 31, 2015.

On at least a quarterly basis, we evaluate our available for sale securities and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during 2015, 2014 and 2013 after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuers
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our cash, cash equivalents, and investments as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$63,593	—	—	$63,593
Money market	1,533	—	—	1,533
Cash and cash equivalents	65,126	—	—	65,126
Short-term investments:
Corporate bonds and asset backed securities	8,549	7	(3)	8,553
Short-term investments	8,549	7	(3)	8,553
Long-term investments:
Corporate bonds and asset backed securities	1,515	17	(3)	1,529
Long-term investments	1,515	17	(3)	1,529
Cash and cash equivalents and investments	$75,190	24	(6)	$75,208
	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$37,870	—	—	$37,870
Money market	3,063	—	—	3,063
Cash and cash equivalents	40,933	—	—	40,933
Short-term investments:
Corporate bonds and asset backed securities	4,960	23	(1)	4,982
U.S. government and agency securities	1,498	2	—	1,500
Short-term investments	6,458	25	(1)	6,482
Long-term investments:
Corporate bonds and asset backed securities	10,178	46	(9)	10,215
Long-term investments	10,178	46	(9)	10,215
Cash and cash equivalents and investments	$57,569	71	(10)	$57,630

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$8,549	$8,553
Due after one year through five years	1,515	1,529
Total	$10,064	$10,082

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Fair Value Measurements

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

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$65,126	$65,126	$—	$—
Available-for-sale debt securities	10,082	—	10,082	—
Total	$75,208	$65,126	$10,082	$—
		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$40,933	$40,933	$—	$—
Available-for-sale debt securities	16,697	—	16,697	—
Total	$57,630	$40,933	$16,697	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers.

As of December 31, 2015 and 2014 we had $63.2 million and $25.0 million, respectively, of contingent consideration relating to our acquisition of ShipStation (see Note 3 – “Acquisitions”) that was required to be measured at fair value.

The following table summarizes our contingent consideration measured at fair value on a recurring basis (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration – current	$63,209	$63,209	$—	$—

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration – current	$9,225	$—	$—	$9,225
Contingent consideration – long-term	15,790	—	—	15,790
Total	$25,015	$—	$—	$25,015

The following table represents a reconciliation of contingent consideration obligation measured on a recurring basis using significant unobservable inputs (level 3) as of December 31 , 2014 and then transferred to quoted prices in active markets (level 1) as of December 31, 2015 (in thousands):

2015

Beginning of year balance	$25,015
Contingent consideration distribution	(9,225)
Contingent consideration charges(1)	46,088
Contingent consideration compensation expense(1)	1,331
End of year balance	$63,209
(1)	This amount represents fair value adjustment during the year to contingent consideration recorded associated with the acquisition of ShipStation. The $46.1 million contingent consideration charge is recorded as a separate line item in our consolidated statement of income. The $1.3 million contingent consideration charge relating to certain employees is recorded in general and administrative expense in operating expense. See Note 3 – “Acquisitions” for further description. At December 31, 2015, the contingent consideration obligation was transferred from level 3 to level 1.
7.	Debt

On November 18, 2015, we entered into a credit agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (collectively, the “Credit Agreement). The Credit Agreement is secured by substantially all of our assets. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debit issuance costs for the year ended December 31, 2015 was approximately $31,000.

As of December 31, 2015 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $81.5 million under our term loan and approximately $82.0 million under our revolving credit facility. Because we have a letter of credit of approximately $500,000 relating to a facility lease, we do not have any available or unused borrowings under the revolving credit facility.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% to 2.00%, based upon certain financial measures. As of December 31, 2015, our applicable margin was 1.5% and the interest rate on our outstanding loan was approximately 1.86%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. Further, the Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. As of December 31, 2015, we were in compliance with the covenants of the Credit Agreement.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The contractual maturities of our debt obligations due subsequent to December 31, 2015 are as follows (in thousands):

Amount
2016	$4,641
2017	6,703
2018	8,766
2019	10,828
2020	132,521
Total debt	163,459

Less debt issuance costs	1,839
Total debt, net of debt issuance costs	$161,620

8.	Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Payroll and related accrual	$12,863	$6,225
Cost of revenue, inventory and materials accrual	539	2,187
Construction and facility expense accrual	649	439
Professional fees accrual	1,973	1,402
Sales and marketing related accrual	5,145	3,252
Operating expenses related accrual	28,926	4,920
Other accruals	10,721	4,096
Accounts payable and accrued expenses	$60,816	$22,521
9.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2015	2014
Land	$7,156	$7,156
Building	4,886	4,886
Building improvements	14,048	13,942
Leasehold improvements	1,055	747
Furniture and equipment	2,016	1,709
Computers and software	18,920	14,479
	48,081	42,919
Less accumulated depreciation and amortization	(16,374)	(12,492)
Property and equipment, net	$31,707	$30,427

During 2015, 2014 and 2013, depreciation expense was approximately $3.9 million, $3.2 million and $2.4 million, respectively.

10.	Income Taxes

In 2015, our net income tax benefit of $1.4 million consisted of current income tax expense consisting of federal alternative minimum tax and various state taxes and deferred income tax benefit consisting of temporary tax items including contingent consideration, stock compensation and differences in the book and tax lives of

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amortizable intangibles. In addition, the deferred income tax benefit consisted of a change in the federal statutory rate from 34% to 35%. Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for nondeductible items and changes of federal and state tax rates. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

During 2015, we recorded current income tax expense for alternative minimum federal taxes and state taxes of $1.4 million and deferred income tax benefit resulting from pre-tax book losses which included temporary tax adjustments for contingent consideration obligation, stock-based compensation and amortization of definite-lived intangible assets as well as various federal and state rate changes totaling approximately $2.8 million, totaling to a net income tax benefit of $1.4 million. During 2014 we recorded current income tax expense for alternative minimum federal taxes and state taxes of $856,000 and deferred income tax benefit for the release of our valuation allowance totaling approximately $13.6 million, totaling to a net income tax benefit of $12.7 million. During 2013 we recorded current income tax expense for alternative minimum federal and state taxes of $158,000 and deferred income tax benefit for the release of our valuation allowance totaling approximately $9.7 million, totaling to a net income tax benefit of $9.6 million.

As of December 31, 2015, we have approximately $57 million of net deferred tax assets and we do not have any valuation allowance. In determining that a valuation allowance was not necessary, we considered the available positive and negative evidence, including our recent earnings trend, expected future income and the federal and state effective tax rates related to the future income.

Under the guidance related to uncertain tax positions, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of liability or benefit to recognize in the financial statements.

In accordance with the guidance we have evaluated our research and development tax credits for uncertain tax positions. As of December 31, 2015 we have research and development tax credits totaling $3.5 million, net of unrecognized tax benefit for Federal and California purposes.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2012	$(1,905)
Reduction for tax positions of prior years	—
Addition for tax position of the current year	(409)
Settlement	—
Balance at December 31, 2013	$(2,314)
Addition for tax positions of prior years	(2,349)
Addition for tax position of the current year	(560)
Settlement	—
Balance at December 31, 2014	$(5,223)
Additions for tax positions of prior years	(251)
Additions for tax position of the current year	(560)
Settlement	—
Balance at December 31, 2015	$(6,034)

Our policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no material interest or penalty expense during the years ended December 31, 2015, 2014 and 2013.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We are subject to taxation in the U.S. and various state jurisdictions. We are subject to income tax examination by U.S. and state tax authorities for the calendar year ended December 31, 2012 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and credits were generated and carried forward, and make adjustments up to the amount of the NOLs and credits utilized in open tax years.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for nondeductible items and changes of federal and state tax rates. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2015 and 2014 are presented below (in thousands):

	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforward	$22,024	$41,827
Tax credits	6,872	5,992
Depreciation	(464)	(571)
Definite lived intangibles	2,946	768
Indefinite lived intangibles	(1,922)	(557)
Contingent consideration	20,742	3,133
Stock Compensation	4,800	1,412
Accruals	2,226	1,812
Total net deferred tax assets	57,224	53,816
Valuation allowance	—	—
Net deferred tax assets	$57,224	$53,816

We have NOL carry-forwards of approximately $123 million and $1.5 million for federal and state income tax purposes, respectively, at December 31, 2015 which can be carried forward to offset future taxable income. We have available tax credit carry-forwards of approximately $4.9 million and $1.9 million, net of unrecognized tax benefit for federal and state income tax purposes, respectively at December 31, 2015, which can be carried forward to offset future taxable liabilities. Our federal NOLs will begin to expire in 2020. The federal tax credits begin to expire in 2018. Under California law, California tax credits do not have an expiration date.

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. We have made an accounting policy election to exclude from the measurement of the excess tax deduction any indirect effects of the tax deduction. Accordingly, deferred tax assets are not recognized for NOL carry-forwards resulting from excess tax benefits. As of December 31, 2015, deferred tax assets do not include approximately $21.2 million of these tax-effected excess tax benefits from employee stock option exercises that are a component of our NOL carry-forwards. Accordingly, additional paid-in capital will increase up to an additional $21.2 million if and when such excess tax benefits are realized.

Based on our election under ASC 718 to use the “with-and-without” approach when utilizing net operating losses consisting of other operating losses and excess tax benefits, the excess tax benefit will be deemed to be the last benefit utilized, and in accordance with ASC 718, benefits for share based payments are not recorded to APIC until such payments result in a reduction to income taxes payable. Our 2015 income tax provision utilized state APIC tainted net operating loss in the current year resulting in a reduction to income taxes payable and a benefit to APIC in the amount of $618,000.

The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions that may limit the NOL carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of ownership that would trigger an impairment of the use of our NOLs since our secondary offering in December 1999. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

percentage points by one or more “5% shareholders” within a three-year period. When a change of ownership is triggered, the NOLs may be impaired. We estimate that, as of December 31, 2015 we were at approximately 10% level compared with the 50% level that would trigger impairment of our NOLs.

The income tax expense (benefit) consists of (in thousands):

	2015	2014	2013
Current:
Federal	$806	$730	$226
State	611	127	(68)
	1,417	857	158

Deferred:
Federal	(596)	(14,286)	(7,842)
State	(1,341)	652	(1,082)
Adjustment for change in tax rate	(1,471)	80	(789)
APIC charge on excess tax benefits	618	—	—
	(2,790)	(13,554)	(9,713)
Benefit for income taxes	$(1,373)	$(12,697)	$(9,555)

Differences between the benefit for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2015	2014	2013
Income tax at statutory federal rate	$(1,950)	$8,223	$11,764
Stock-based compensation	851	497	184
Nondeductible items	875	15	15
Research and development	(560)	(560)	(701)
ASC 740-10	732	560	205
Change in tax rate	(1,471)	80	(789)
Change in valuation allowance	—	(13,554)	(9,713)
Other changes in valuation allowance, net	—	(11,480)	(10,364)
Other, net	150	3,522	(156)
	$(1,373)	$(12,697)	$(9,555)

In the fourth quarter of 2015, we revised our estimated annual effective tax rate to reflect a change in the federal and state statutory rates effective January 1, 2015. As a result, we recorded a $1.5 million deferred tax benefit from the application of the change in tax rate to the net deferred tax assets. In addition, there is no current tax expense impact as a result of these statutory rate changes due to alternative minimum tax.

11.	Employee Stock Plans

Stock Incentive Plans

Our 1999 Stock Incentive Plan (the “1999 Plan”), which became effective in June 1999, was the successor to the 1998 Stock Plan (the “1998 Plan”). Upon approval of the 1999 Plan, all outstanding options under the 1998 Plan were transferred to the 1999 Plan, and no further option grants were made under the 1998 Plan. All outstanding options under the 1998 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options. In June 2009, our 1999 Plan expired and no further options grants were made under the 1999 Plan. Our 2010 Equity Incentive Plan (the “2010 Plan”) was approved by our stockholders in June 2010. Under the 2010 Plan, we are authorized to issue 3,500,000 shares of common stock and stock units, although “full value” awards (such as restricted stock and restricted stock units) will be counted against the 2010 Plan’s overall limits as two shares (rather than one), while options and stock appreciation rights will be counted

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

as one share. On September 9, 2014, our Board of Directors approved an amendment (the “Amendment”) to our 2010 Plan, which was approved by our shareholders on June 17, 2015. Pursuant to the Amendment, the maximum aggregate number of shares of common stock and stock equivalents available for the grant of awards under the 2010 Plan was increased by an additional 2,100,000 shares. Except for the Amendment to the Plan to increase the number of awards, the Plan otherwise remains unchanged.

On April 9, 2015, pursuant to the Amendment, our compensation committee approved additional performance-based stock option grants for certain of our employees. These additional option awards granted under the Amendment vest monthly in equal parts over a 36-month period commencing upon the closing of our acquisition of Endicia. The number of options issued was approximately 175,000. For these awards subject to performance conditions, the fair value per award is fixed at the grant date on June 17, 2015, the date the Amendment was approved by the shareholders. The total stock-based compensation expense for these performance-based awards was approximately $646,000 for the year ended December 31, 2015.

A summary of stock option activity is as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	Number of Options
Balance at December 31, 2012	1,861	$14.33
Granted	164	34.29
Forfeited	(38)	21.57
Exercised	(991)	13.55
Balance at December 31, 2013	996	$18.12
Granted	2,251	32.55
Forfeited	(75)	35.96
Exercised	(203)	16.34
Balance at December 31, 2014	2,969	$28.91
Granted	694	65.96
Forfeited	(98)	37.43
Exercised	(459)	23.73
Balance at December 31, 2015	3,106	$37.75

The weighted-average fair value of stock options granted for 2015, 2014 and 2013 using the Black-Scholes valuation method are as follows:

	2015	2014	2013
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$23.19	$11.87	$13.48
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$23.19	$11.87	$13.48

Weighted average exercise prices for stock options exercised in 2015 are as follows:

2015
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$23.73
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	—
Total weighted-average exercise price	$23.73

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2015 (in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.00 - $9.99	21	3.3	$9.17	21	$9.17
$10.00 - $19.99	298	4.8	12.57	298	12.57
$20.00 - $29.99	123	6.6	26.07	87	25.51
$30.00 - $39.99	1,944	8.7	32.57	720	32.65
$40.00 - $49.99	100	8.6	45.28	26	44.80
$50.00 - $59.99	127	9.2	58.25	30	58.25
$60.00 - $69.99	230	9.3	65.92	8	66.30
$70.00 - $70.99	249	9.6	73.29	16	71.10
$100.00 - $109.99	14	9.9	101.32	—	—
$0.00 - $100.99	3,106	8.3	$37.75	1,206	$28.40

The following table summarizes stock option activity for 2015:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	2,969	$28.91
Granted	694	65.96
Exercised	(459)	23.73
Forfeited or expired	(98)	37.43
Balance at December 31, 2015	3,106	$37.75	8.3	$223,214
Exercisable at December 31, 2015	1,206	$28.40	7.5	$97,944

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $109.61 at December 31, 2015, the last trading day of 2015, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during 2015, 2014 and 2013 was $23.19, $11.87 and $13.48, respectively. The weighted average grant date fair value of options vested during 2015, 2014 and 2013 was $12.46, $8.44 and $5.47, respectively. The total intrinsic value of options exercised during 2015, 2014 and 2013 was approximately $39.4 million, $6.4 million and $24.0 million, respectively.

The following table summarizes the status of our non-vested stock options as of December 31, 2015:

	Non-vested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	2,163	$11.84
Granted	694	23.19
Vested	(858)	12.46
Forfeited / Cancelled	(99)	13.37
Non-vested at December 31, 2015	1,900	$29.62

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2015, there was $55.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2 years.

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

In July 2009, our Board of Directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. As of December 31, 2015 and 2014, we had approximately 1.7 million shares available for issuance under our ESPP. Total shares of common stock issued pursuant to the ESPP during 2015, 2014 and 2013 were approximately 49,000, 42,000, and 56,000, respectively.

Savings Plan

During 1999, we implemented a savings plan for all eligible employees, which qualify under Section 401(k) of the Internal Revenue Code. Participating employees may contribute any percentage of their pretax salary, but not more than statutory dollar limits. We match 50% of the first 4% a participant contributes. We expensed approximately $650,000, $402,000 and $326,000 in 2015, 2014 and 2013, respectively, related to this plan.

12.	Commitments and Contingencies

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

On August 6, 2015, Stamps.com and Express One entered into a settlement agreement that resolved all disputes between the parties. Stamps.com agreed to pay Express One $10.0 million in exchange for Express One’s dismissal and permanent withdrawal of Express One’s tort claims. In addition, the parties agreed to continue and expand their business relationship going forward. The amount was expensed and paid in 2015.

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

We are a party to various legal proceedings, including those noted in this section. We have established loss provisions only for matters in which losses are probable and can be reasonably estimated. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable. Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. An unfavorable outcome for an amount in excess of management’s present beliefs may result in a material adverse impact on our business, results of operations, financial position, and overall trends.

Commitments

The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2020. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease. Rent expense was approximately 874,000, $215,000, and $36,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments, which are summarized in Note 7- “Debt”), which consist of future minimum lease payment under operating leases as of December 31, 2015 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2016	$2,879
2017	3,126
2018	2,811
2019	619
Thereafter	$260
13.	Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

14.	Quarterly Information (Unaudited)
	Quarter Ended
	March	June	September	December(2)
	(in thousands except per share data)
Fiscal Year 2015:
Revenues	$44,052	$48,360	$51,669	$69,876
Gross profit	34,427	38,422	40,480	56,693
Income (loss) from operations	(2,159)	(15,152)	12,991	(1,000)
Net (loss) income	(970)	(10,431)	7,274	(71)
Net income per share:
Basic	$(0.06)	$(0.64)	$0.44	$(0.00)
Diluted	$(0.06)	$(0.64)	$0.42	$(0.00)
Weighted average shares outstanding:
Basic	16,156	16,402	16,538	16,642
Diluted	16,156 (1)	16,402 (1)	17,517	16,642 (1)

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarter Ended
	March	June	September	December(2)
	(in thousands except per share data)
Fiscal Year 2014:
Revenues	$33,298	$34,284	$37,834	$41,853
Gross profit	25,853	26,668	29,290	32,552
Income from operations	7,370	7,619	9,316	(495)
Net income	7,334	11,174	9,472	8,902
Net income per share:
Basic	$0.45	$0.70	$0.60	$0.56
Diluted	$0.44	$0.68	$0.58	$0.54
Weighted average shares outstanding:
Basic	16,222	15,993	15,881	15,952
Diluted	16,664	16,378	16,258	16,372

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.

(1)	Common equivalent shares are excluded from the diluted earnings per share calculation as their effect is anti-dilutive.
(2)	The fourth quarter results of 2015 include the impact of the Company’s acquisition of Endicia.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 29th day of February 2016.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE
Kenneth McBride
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH MCBRIDE	Chairman and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Kenneth McBride

/s/ KYLE HUEBNER	Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
Kyle Huebner

*	Director	February 29, 2016
Mohan P. Ananda

*	Director	February 29, 2016
G. Bradford Jones

*	Director	February 29, 2016
Lloyd I. Miller

*By Kenneth McBride as Attorney-in-fact.

34