Form 10-Q
period 2016-03-31
STAMPS.COM INC
filed 2016-05-10
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of April 30, 2016, there were 17,446,820 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,264	$65,126
Short-term investments	7,526	8,553
Accounts receivable, net	42,316	55,052
Other current assets	10,614	8,345
Total current assets	172,720	137,076
Property and equipment, net	30,789	31,707
Goodwill	198,752	197,807
Intangible assets, net	92,616	95,950
Long-term investments	1,541	1,529
Deferred income taxes, net.	50,021	57,224
Other assets	7,964	7,321
Total assets	$554,403	$528,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$64,197	$60,816
Deferred revenue	3,561	4,000
Current portion of debt, net of debt issuance costs	4,876	4,267
Contingent consideration, current	—	63,209
Total current liabilities	72,634	132,292
Long-term debt, net of debt issuance costs	155,806	157,353
Total liabilities	228,440	289,645

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value per share
Authorized shares: 47,500 in 2016 and 2015
Issued shares: 30,272 in 2016 and 29,463 in 2015
Outstanding shares: 17,476 in 2016 and 16,697 in 2015	53	52
Additional paid-in capital	793,424	716,253
Treasury stock, at cost, 12,796 shares in 2016 and 12,766 in 2015	(175,838)	(172,410)
Accumulated deficit	(291,706)	(304,944)
Accumulated other comprehensive income	30	18
Total stockholders’ equity	325,963	238,969
Total liabilities and stockholders’ equity	$554,403	$528,614

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Service	$69,106	$35,649
Product	5,555	4,743
Insurance	4,511	2,662
Customized postage	2,637	989
Other	28	9
Total revenues	81,837	44,052
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	9,294	6,271
Product	1,798	1,601
Insurance	1,363	923
Customized postage	2,167	830
Total cost of revenues	14,622	9,625
Gross profit	67,215	34,427
Operating expenses:
Sales and marketing	21,397	14,021
Research and development	8,337	4,282
General and administrative	15,262	7,771
Contingent consideration charges	—	10,512
Total operating expenses	44,996	36,586
Income (loss) from operations	22,219	(2,159)
Interest expense	(915)	—
Interest income and other income	43	69
Income (loss) before income taxes	21,347	(2,090)
Income tax expense (benefit)	8,109	(1,120)
Net income (loss)	$13,238	$(970)
Net income (loss) per share
Basic	$0.76	$(0.06)
Diluted	$0.71	$(0.06)
Weighted average shares outstanding
Basic	17,357	16,156
Diluted	18,664	16,156 (1)

(1) Common equivalent shares are excluded from the diluted (loss) earnings per share calculation as their effect is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$13,238	$(970)
Other comprehensive income, net of tax:
Unrealized gain on investments	12	8
Comprehensive income (loss)	$13,250	$(962)

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$13,238	$(970)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,458	1,837
Stock-based compensation expense	7,516	2,642
Deferred income taxes	7,309	(1,455)
Stock option windfall tax benefit	(106)	—
Accretion of debt issuance costs	93	—
Contingent consideration, including related compensation expense	—	10,512
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	12,736	342
Other current assets	(2,410)	309
Other assets	(643)	(1,484)
Deferred revenue	(307)	53
Accounts payable and accrued expenses	4,883	5,312
Net cash provided by operating activities	46,767	17,098
Investing activities:
Sale of short-term investments	1,004	1,583
Purchase of short-term investments	—	(1,081)
Sale of long-term investments	38	1,093
Purchase of long-term investments	(15)	—
Acquisition of Endicia	(573)	—
Acquisition of property and equipment	(284)	(132)
Net cash provided by investing activities	170	1,463
Financing activities:
Proceeds from short term financing obligation, net of repayments	(1,787)	3,142
Principal payment on term loan	(1,031)	—
Proceeds from exercise of stock options	5,233	776
Issuance of common stock under ESPP	1,108	2,900
Repurchase of common stock	(3,428)	—
Stock option windfall tax benefit	106	—
Net cash provided by financing activities	201	6,818
Net increase in cash and cash equivalents	47,138	25,379
Cash and cash equivalents at beginning of period	65,126	40,933
Cash and cash equivalents at end of period	$112,264	$66,312

Supplemental Information:
Capital expenditures accrued but not paid at period end	$—	$19
Income taxes paid	$328	$14
Issuance of 2015 and 2014 earn-out shares (see Note -2 “Acquisitions”)	$63,209	$9,225
Noncash adjustment of purchase price for Endicia acquisition	$372	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016.

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2016, our results of operations for the three months ended March 31, 2016 and our cash flows for the three months ended March 31, 2016.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc., Auctane LLC, Interapptive, Inc., PSI Systems Inc. and PhotoStamps Inc.  In June 2014, we completed our acquisition of 100% of the outstanding equity of Auctane LLC, the Texas limited liability company that operates ShipStation (“Auctane LLC” or “ShipStation”) in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brands ShipStation and Auctane.  In August 2014, we completed our acquisition of 100% of the outstanding equity of Interapptive, Inc., a Missouri corporation, that operates ShipWorks (“Interapptive, Inc.” or “ShipWorks”) in a cash transaction.  ShipWorks, based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software.  In November 2015, we completed our acquisition of 100% of the outstanding shares of PSI Systems, Inc. (“Endicia”).  Endicia, based in Palo Alto, California, is a leading provider of high volume shipping technologies and solutions for shipping with the USPS. See Note 2– “Acquisitions” for further discussion of our acquisitions.

Because 100% of the voting control of Auctane LLC, Interapptive, Inc. and PSI Systems, Inc. is held by us, we have consolidated ShipStation, ShipWorks and Endicia from the date we obtained control in the accompanying consolidated financial statements. Similarly, due to our 100% control of PhotoStamps, Inc., PhotoStamps Inc. is also consolidated in the accompanying consolidated financial statements from the date of its inception. All significant intercompany accounts and transactions have been eliminated.

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

STAMPS.COM INC. AND SUBSIDIARIES
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

During the first quarter of 2015 the fair value of the contingent consideration was determined based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicated the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.  Changes in the fair value of the contingent consideration obligations resulted from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impacted the discount rate used in the fair valuation. Significant judgment was employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period during 2015. See Note 2 – “Acquisitions” for a further description of the contingent consideration relating to ShipStation.

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

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  We are required to test goodwill for impairment annually and whenever events or circumstances indicate the fair value of a reporting unit may be below its carrying value.  Goodwill is reviewed for impairment annually on October 1. A reporting unit is the operating segment or a business that is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. We do not believe there is any impairment to our goodwill as of March 31, 2016.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

STAMPS.COM INC. AND SUBSIDIARIES
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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. During the first quarter of 2016 and 2015 revenue from such advertising arrangements was not significant.

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

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in PhotoStamps revenue. PhotoStamps retail box breakage revenue was not significant during the first quarter of 2015 and 2016.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of March 31, 2016 and December 31, 2015 we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold we will realize our tax loss carry-forwards in the foreseeable future.

Short- Term Financing Obligation

We utilize short-term financing, which is separate from our debt, to fund certain company operations.  As of March 31, 2016 we had $11.5 million in short-term financing obligations, which was included in accounts payable and accrued expenses and $48.5 million of unused credit.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so the Company may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In April 2015, the FASB issued guidance to help entities evaluate whether fees paid in a cloud computing arrangement include a software license. Pursuant to this guidance, when a cloud computing arrangement includes a software license, the customer accounts for the software license element of the arrangement consistent with the acquisition of other software licenses. When a cloud computing arrangement does not include a software license element, the customer accounts for the arrangement as a service contract. The prospective adoption of this guidance on January 1, 2016 did not have a material effect on the Consolidated Financial Statements.

In November 2015, the FASB issued guidance that requires deferred tax assets and liabilities to be presented as noncurrent in a classified statement of financial position. The guidance is effective beginning January 1, 2017, with early adoption permitted. The guidance can be applied prospectively or retrospectively. The Company elected to early adopt the requirements and apply them retrospectively as of December 31, 2015. The adoption resulted in the reclassification of $2.1 million of current deferred tax assets, net to noncurrent deferred tax assets, net in the Consolidated Balance Sheets as of March 31, 2015.

In February 2016, the FASB issued a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding right-of-use assets on the balance sheet. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The amendments are effective for the Company in the first quarter of 2019 using a modified retrospective approach with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB simplified certain areas of accounting for stock-based compensation, including accounting for the income tax consequences of stock-based compensation, determining the classification of awards as either equity or liabilities, classifying certain items within the statement of cash flows and introducing an accounting policy election to account for forfeitures of non-vested awards as they occur. The simplified guidance is effective for the Company in the first quarter of 2017. Depending on the area simplified, the guidance is effective either prospectively, retrospectively or using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the effect of adoption on its Consolidated Financial Statements.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Acquisitions

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

The performance linked earn-out payment of Stamps.com shares (or contingent consideration) to former equity members of Auctane LLC was based on the achievement of certain financial measures within a future time period.  There were two periods in which the earn-out payment was calculated. The first earn-out period was based on the achievement of certain financial measures during the six months ended December 31, 2014.  The second earn-out period was based on the achievement of certain financial measures during the twelve months ended December 31, 2015.  The range of Stamps.com shares available for the performance linked earn-out for both periods was between 576,675 to 768,900 shares provided a minimum threshold for the financial measures was achieved. The first earn-out payment totaled 192,225 shares and was made in the first quarter of 2015.  The second earn-out payment totaled 576,675 shares and was made in the first quarter of 2016.  The fair value of the contingent consideration was determined at the acquisition date based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total purchase price of the acquired company was allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The following table sets forth the allocation of the purchase price (in thousands, except years):

	Fair Value	Fair Value	Useful Life (In Years)	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$1,117
Trade accounts receivable	254
Other assets	39
Property and equipment	187
Goodwill	50,544
Identifiable intangible assets:
Trademark		$500	4
Developed technology		5,300	8
Non-compete agreement		400	4
Customer relationship		9,000	8
Total identifiable intangible assets	15,200			8
Accrued expenses and other liabilities	(835)
Deferred revenue	(264)
Total purchase price	$66,242

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

Under ASC 805, we are required to re-measure the fair value of the contingent consideration at each reporting period.  During the first quarter of 2015, the fair value of the contingent consideration was determined based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.   Increases or decreases in the fair value of the contingent consideration can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impact the discount rate used in the fair valuation. Significant judgment was employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.  We recognized $10.5 million of contingent consideration charges during the first quarter of 2015.  As of December 31, 2015, the fair value of the contingent consideration was calculated by multiplying the expected earn-out shares to be distributed by our stock price at December 31, 2015. The fair value of the contingent consideration for the ShipStation acquisition was $63.2 million as of December 31, 2015. No increases or decreases to the fair value of the contingent consideration were made following December 31, 2015 and prior to the second and final earn-out payment in the first quarter of 2016.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The total purchase price of the acquired company was allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The following table sets forth the allocation of the purchase price (in thousands, except years):

	Fair Value	Fair Value	Useful Life (In Years)	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$803
Trade accounts receivable	353
Other assets	21
Property and equipment	1,091
Goodwill	16,349
Identifiable intangible assets:
Trademark		$200	6
Developed technology		1,700	7
Non-compete agreement		700	4
Customer relationship		2,300	6
Total identifiable intangible assets	4,900			6

Accrued expenses and other liabilities	(1,119)
Deferred revenue	(265)
Total purchase price	$22,133

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Endicia Acquisition

On March 22, 2015 we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with Endicia, and Newell Rubbermaid Inc., a Delaware corporation (“Newell”).  The Stock Purchase Agreement provided for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly owned indirect subsidiary of Newell for an aggregate purchase price of $215 million in cash (the “Transaction”).  The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, the Transaction was closed on November 18, 2015.

As part of the funding of our acquisition of Endicia, we entered into a credit agreement with a group of banks on November 18, 2015, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (collectively, the “Credit Agreement”) to fund our acquisition of Endicia. The Credit Agreement is secured by substantially all of our assets. We funded our acquisition with cash of $56.5 million and debt from our Credit Agreement of $164.5 million, totaling $221.0 million. The $221.0 million consists of the following: 1) purchase price of $214.2 million, 2) $1.5 million of debt issuance costs and 3) the transfer of Endicia’s ending cash balance on November 17, 2015 of $5.3 million.  Total debt issuance costs of $1.8 million, which includes $300,000 of costs incurred prior to closing, were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Our Credit Agreement matures on November 18, 2020.  As of March 31, 2016 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $80.4 million under the term loan and approximately $82.0 million under the revolving credit facility.  Because we have a letter of credit of approximately $510,000 relating to a facility lease, we have approximately $2.0 million of available and unused borrowings under the revolving credit facility as of March 31, 2016.

During the first quarter of 2016, we adjusted the purchase price of Endicia and related goodwill by approximately $945,000 due to certain acquisition date balance sheet adjustments and the settlement of net working capital with Newell. The total estimated purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The following table sets forth the final allocation of the purchase price (in thousands, except years):

	Fair Value	Fair Value	Useful Life (In Years)	Weighted Average Estimated Useful Life (In Years)
Trade accounts receivable	$10,247
Other assets	771
Property and equipment	2,798
Goodwill	131,860
Identifiable intangible assets:
Trade name		$10,900	Indefinite
Developed technology		26,100	9
Customer relationship		43,200	6
Total identifiable intangible assets	80,200			7
Accrued expenses and other liabilities	(10,212)
Deferred revenue	(926)
Total purchase price	$214,738

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and Endicia.  Such synergies include estimated cost reductions and enhanced sales and customer support which is expected to drive increased volume.  The entire amount of goodwill recorded in this acquisition will be deducted for tax purposes ratably over a 15 year period.  The identified intangible assets consist of trade name, developed technology and customer relationships.  The estimated fair values of the trade name and developed technology were determined using the “relief from royalty” method.  The estimated fair value of customer relationship was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 20% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Developed technology and customer relationship will be amortized on a straight-line basis over their estimated useful lives.  The amortization of acquired intangibles will be approximately $2.5 million per quarter for the remaining estimated useful lives.

3.	Commitments and Contingencies

Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Although management at present believes that the ultimate outcome of the various routine proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. An unfavorable outcome for an amount in excess of management’s present beliefs may result in a material adverse impact on our business, results of operations, financial position, and overall trends.

Commitments

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments), which consist only of future minimum lease payments under operating leases as of March 31, 2016 (in thousands):

Twelve Month Period Ending March 31,	Operating Lease Obligations
2017	$2,971
2018	3,134
2019	2,164
2020	609
2021	388
Total	$9,266

4.	Net Income (loss) per Share

Net income (loss) per share represents net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during a reporting period. The diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options (commonly and hereafter referred to as “common stock equivalents”), were exercised or converted into common stock.  Diluted net income per share is calculated by dividing net income during a reporting period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$13,238	$(970)

Basic - weighted average common shares	17,357	16,156
Diluted effect of common stock equivalents	1,307	— (1)
Diluted - weighted average common shares	18,664	16,156

Earnings (loss) per share:
Basic	$0.76	$(0.06)
Diluted	$0.71	$(0.06)

(1) Common equivalent shares are excluded from the diluted net loss per share calculation as their effect is anti-dilutive.

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Anti-dilutive stock option shares	7	3,006

5.	Stock-Based Employee Compensation

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense relating to:
Employee and director stock options	$7,281	$2,528
Employee stock purchases	235	114
Total stock-based compensation expense	$7,516	$2,642

Stock-based compensation expense relating to:
Cost of revenues	$425	$167
Sales and marketing	1,731	722
Research and development	1,355	548
General and administrative	4,005	1,205
Total stock-based compensation expense	$7,516	$2,642

We use the Black-Scholes-Merton option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to make a number of highly complex and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed at the date of grant.  The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Expected dividend yield	—	—
Risk-free interest rate	1.1%	1.0%
Expected volatility	48.14%	46.14%
Expected life (in years)	3.4	3.4
Expected forfeiture rate	6.0%	6.0%

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.

The following table summarizes goodwill as of December 31, 2015 and March 31, 2016 (in thousands):

2016
Goodwill balance at December 31, 2015	$197,807
Acquisitions (see Note 2– “Acquisitions”)	945
Goodwill balance at March 31, 2016	$198,752

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, trade names, lease-in-place intangible assets, developed technology, non-compete agreements and customer relationships totaling approximately $109.7 million in gross carrying amount as of March 31, 2016 and December 31, 2015.

The following table summarizes our amortizable intangible assets as of March 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,740	$149
Customer Relationships	54,500	5,036	49,464
Technology	33,100	2,550	30,550
Non-Compete	1,100	458	642
Trademark	700	278	422
Total amortizable intangible assets at March 31, 2016	$98,289	$17,062	$81,227

We recorded amortization of intangible assets totaling approximately $3.3 million and $855,000 for the three months ended March 31, 2016 and 2015, respectively, which is included in general and administrative expense in our accompanying consolidated statements of operations.

As of March 31, 2016, the remaining weighted average amortization period for our amortizable intangible assets is approximately 6.4 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending March 31,	Estimated Amortization Expense
2017 $	$12,995
2018	12,995
2019	12,711
2020	12,560
2021	12,306
Thereafter	17,660
Total	$81,227

7.	Income Taxes

During the first quarter of 2016 our income tax expense of $8.1 million, which is primarily attributable to our pre-tax income, included current tax expense consisting of federal alternative minimum tax and various state taxes and deferred income tax expense consisting of temporary tax items including stock compensation and differences in the book and tax lives of amortizable intangibles. Our effective income tax rate differs from the statutory income tax rate primarily as a result of non-temporary differences and state and local income taxes. During the first quarter of 2015 our income tax benefit was approximately $1.1 million, which is primarily attributable to our first quarter pre-tax loss and deferred income taxes.  Our actual effective tax rate during the first quarter of 2015 differs from statutory federal rate as a result of several factors, including non-temporary differences and state and local income taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  As of March 31, 2016 and December 31, 2015, we do not have any valuation allowance against our gross deferred tax assets.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$112,264	$112,264	$—	$—
Available-for-sale debt securities	9,067	—	9,067
Total	$121,331	$112,264	$9,067	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$65,126	$65,126	$—	$—
Available-for-sale debt securities	10,082	—	10,082	—
Total	$75,208	$65,126	$10,082	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2015 we had $63.2 million of contingent consideration relating to our acquisition of ShipStation that was required to be measured at fair value using quoted prices in active markets (level 1) because the contingencies had been resolved as of that date.

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

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities, and public corporate debt securities at March 31, 2016 and December 31, 2015. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the three months ended March 31, 2016. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 5 securities with a total fair value of $1.4 million that have unrealized losses of approximately $4,000 as of March 31, 2016.

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three months ended March 31, 2016, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash, cash equivalents and investments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$109,676	—	—	$109,676
Money market	2,588	—	—	2,588
Total cash and cash equivalents	112,264	—	—	112,264
Short-term investments:
Corporate bonds and asset backed securities	7,519	8	(1)	7,526
Total short-term investments	7,519	8	(1)	7,526
Long-term investments:
Corporate bonds and asset backed securities	1,518	26	(3)	1,541
Total long-term investments	1,518	26	(3)	1,541
Cash, cash equivalents and investments	$121,301	34	(4)	$121,331

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$63,593	—	—	$63,593
Money market	1,533	—	—	1,533
Total cash and cash equivalents	65,126	—	—	65,126
Short-term investments:
Corporate bonds and asset backed securities	8,549	7	(3)	8,553
Total short-term investments	8,549	7	(3)	8,553
Long-term investments:
Corporate bonds and asset backed securities	1,515	17	(3)	1,529
Total long-term investments	1,515	17	(3)	1,529
Cash, cash equivalents and investments	$75,190	24	(6)	$75,208

The following table summarizes contractual maturities of our marketable fixed-income securities as of March 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$7,519	$7,526
Due after one year through five years	1,518	1,541
Total	$9,037	$9,067

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “seeks,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,” ”should,” “will,” “may” or other similar expressions in this report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements.  We caution investors that any forward-looking statements presented in this report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to us at the respective times they are made.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends and uncertainties and other factors that may be beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Please refer to the risk factors under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2015 as well as those described elsewhere in this report and in our other public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Mailing and Shipping Business References

When we refer to our “Mailing and Shipping business,” we are referring to our mailing and shipping products and services including our Mailing and Shipping Services and Integrations, Mailing & Shipping Supplies Stores, Branded Insurance offerings and Multi-carrier Services. We do not include our Customized Postage business when we refer to our Mailing and Shipping business.

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

In light of our acquisitions, including the Endicia acquisition, we have concluded that the Non-Core mailing and shipping business is not material enough to break out separately in 2015 or subsequently, as it no longer provides investors with material additional insights into our business.

When we refer to our “Mailing and shipping revenue,” we are referring to our service, product and insurance revenue generated by all of our mailing and shipping customers.

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

Customized Postage

We offer customized postage under the PhotoStamps® and PictureItPostage® brand names.  Customized postage is a patented form of postage that allows consumers to turn digital photos, designs or images into valid USPS-approved postage. With these products, individuals or businesses can create customized USPS approved postage using pictures of their children, pets, vacations, celebrations, business logos and more. Customized postage can be used as regular postage to send letters, postcards or packages. PhotoStamps and PictureItPostage are available from our separately marketed websites at www.photostamps.com and www.pictureitpostage.com, respectively. Customers upload a digital photograph or image file, customize the look and feel by choosing a border color to complement the photo, select the value of postage, and place the order online. Each sheet includes 10 or 20 individual PhotoStamps or PictureItPostage stamps, and orders arrive via U.S. Mail in a few business days.  Customized postage is also available in roll labels for high-volume orders.

Acquisitions

On March 22, 2015 we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with PSI Systems, Inc., a California corporation d/b/a Endicia (“Endicia”), and Newell Rubbermaid Inc., a Delaware corporation (“Newell”).  Endicia, based in Palo Alto, California, is a leading provider of high volume shipping technologies and solutions for shipping with the USPS.  The Stock Purchase Agreement provided for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly owned indirect subsidiary of Newell  for an aggregate purchase price of approximately $215 million in cash (the “Transaction”).  The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, the Transaction closed on November 18, 2015.

As part of the funding for our acquisition of Endicia, we entered into a credit agreement with a group of banks on November 18, 2015, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (collectively, the “Credit Agreement”). The Credit Agreement is secured by substantially all our assets. We funded our acquisition with cash of $56.5 million and debt from our Credit Agreement of $164.5 million, totaling $221.0 million. The $221.0 million consists of the following: 1) purchase price of $214.2 million, 2) $1.5 million of debt issuance costs and 3) the transfer of Endicia’s ending cash balance on November 17, 2015 of $5.3 million. Total debt issuance costs of $1.8 million, which includes $300 thousand of costs incurred prior to closing, were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Our Credit Agreement matures on November 18, 2020. During the first quarter of 2016, we adjusted the purchase price of Endicia and related goodwill by approximately $945,000.  Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the three months ended March 31, 2016 include operations of Endicia, ShipStation and ShipWorks. The results of our operations during the three months ended March 31, 2015 do not include the operations of Endicia.  Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of Endicia with those that do not include such operations.

Three Months Ended March 31, 2016 and 2015

Total revenue increased 86% to $81.8 million in the three months ended March 31, 2016 from $44.1 million in the three months ended March 31, 2015. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $79.2 million in the three months ended March 31, 2016, an increase of 84% from $43.1 million in the three months ended March 31, 2015. Customized Postage revenue increased 167% to $2.6 million in the three months ended March 31, 2016 from $989,000 in the three months ended March 31, 2015.

The following table sets forth the breakdown of revenue for the three months ended March 31, 2016 and 2015 and the resulting percentage change (revenue in thousands):

	2016	2015	% Change
Revenues
Service	$69,106	$35,649	94%
Product	5,555	4,743	17%
Insurance	4,511	2,662	69%
Mailing and Shipping Revenue	79,172	43,054	84%
Customized Postage	2,637	989	167%
Other	28	9	211%
Total revenues	$81,837	$44,052	86%

We define “Paid Customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year

The following table sets forth the growth in paid customers and average annual revenue per paid customer for our Mailing and shipping business (in thousands except average annual revenue per paid customer):

	Three months ended March 31,
	2016	2015	% Change

Paid customers for the quarter	649	557	17%
Average quarterly revenue per paid customer	$40.65	$25.78	58%
Mailing and Shipping Revenue	$79,172	$43,054	84%

The increase in paid customers is primarily the result of (1) a higher number of Stamps.com paid customers compared to the prior year as a result of our increased spending in our Mailing and shipping sales and marketing channels, and (2) the addition of paid customers from Endicia as a result of our acquisition in the fourth quarter of 2015.

The increase in our average revenue per paid customer (“ARPU”) was primarily the result of (1) the addition of paid customers from our acquisition of Endicia where the ARPU for those paid customers is higher as compared to the ARPU from the existing Stamps.com customers and (2) the growth in our high volume shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2016	2015
Revenues
Service	$69,106	$35,649
Product	5,555	4,743
Insurance	4,511	2,662
Customized Postage	2,637	989
Other	28	9
Total revenue	$81,837	$44,052
Revenues as a percentage of total revenues
Service	84%	81%
Product	7%	11%
Insurance	6%	6%
Customized Postage	3%	2%
Other	0%	0%
Total revenue	100%	100%

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

Service revenue increased 94% to $69.1 million in the three months ended March 31, 2016 from $35.6 million in three months ended March 31, 2015. The 94% increase in service revenue consisted of a 17% increase in our quarterly average paid customers and 66% increase in our average service revenue per paid customer.

Product revenue increased 17% to $5.6 million in the three months ended March 31, 2016 from $4.7 million in three months ended March 31, 2015. The increase is primarily attributable to an increase in (1) the addition of product revenue from our Endicia acquisition, and (2) sales of mailing and shipping labels and supplies as we continue to grow our customer base. Postage printed typically helps drive sales of consumable supplies such as labels. Total postage printed by customers using our mailing and shipping solutions in the first quarter of 2016 was $1.2 billion, a 122% increase from the $553.6 million printed during the first quarter of 2015.

Insurance revenue increased 69% to $4.5 million in the three months ended March 31, 2016 from $2.7 million in the three months ended March 31, 2015. The increase in insurance revenue was primarily attributable to our acquisitions whose solutions target shipping customers who are more likely than mailing customers to purchase insurance.

Customized Postage revenue increased 167% to $2.6 million in the three months ended March 31, 2016 from $989,000 in the three months ended March 31, 2015.  The increase was primarily attributable to (1) an increase in PhotoStamps high volume business and (2) the addition of PictureItPostage as a result of our Endicia acquisition.  The increase in Customized Postage revenue was partially offset by a decrease in PhotoStamps revenue from orders placed through the PhotoStamps website. The decrease in revenue from website orders is primarily attributable to a reduction in our PhotoStamps sales and marketing spending.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenues for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2016	2015
Cost of Revenues:
Service	$9,294	$6,271
Product	1,789	1,601
Insurance	1,363	923
Customized Postage	2,167	830
Total cost of revenues	$14,622	$9,625
Cost as a percentage of associated revenues:
Service	13%	18%
Product	32%	34%
Insurance	30%	35%
Customized Postage	82%	84%
Total cost as a percentage of associated revenues	18%	22%

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

Cost of service revenue increased 48% to $9.3 million in the three months ended March 31, 2016 from $6.3 million in the three months ended March 31, 2015. The increase was primarily attributable to higher customer service costs to support our growing customer base and higher credit card processing fees associated with our higher revenue offset by the decrease in our promotional expense.  Promotional expenses, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense decreased 24% to $804,000 in the three months ended March 31, 2016 from $1.1 million in the three months ended March 31, 2015. The 48% increase in cost of service revenue was less than the 94% increase in service revenue over the same time period.

Cost of product revenue increased 12% to $1.8 million in the three months ended March 31, 2016 from $1.6 million in the three months ended March 31, 2015. The increase in cost of product revenue was primarily attributable to the increase in product revenue over the same time period. The 12% increase in cost of product revenue was less than the 17% increase in product revenue over the same time period.

Cost of insurance revenue increased 48% to $1.4 million in the three months ended March 31, 2016 from $923 thousand in the three months ended March 31, 2015.  The increase in cost of insurance revenue resulted from growth in the number of insurance transactions, which was primarily attributable to our acquisitions. The 48% increase in cost of insurance revenue was less than the 69% increase in insurance revenue.

Cost of customized postage revenue increased 161% to $2.2 million in the three months ended March 31, 2016 from $830 thousand in the three months ended March 31, 2015. The cost of customized postage revenue resulted from the growth in high volume business orders. The 161% increase in cost of customized postage revenue was consistent with the 167% increase in customized postage revenue over the same time period.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2016	2015
Operating Expenses
Sales and marketing	$21,397	$14,021
Research and development	8,337	4,282
General and administrative	15,262	7,771
Contingent consideration charges	—	10,512
Total operating expenses	$44,996	$36,586
Operating expenses as a percentage of total revenues
Sales and marketing	26%	32%
Research and development	10%	10%
General and administrative	19%	18%
Contingent consideration charges	—	24%
Total operating expenses as a percentage of total revenues	55%	83%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities.  Sales and marketing expense increased 53% to $21.4 million in the three months ended March 31, 2016 from $14.0 million in the three months ended March 31, 2015. The increase is primarily due to (1) the addition of sales and marketing expense from our Endicia acquisition, (2) an increase in stock-based compensation expense and (3) an increase in sales and marketing spending and activity in our Mailing and shipping business as we continued to focus on acquiring customers.  Our sales and marketing programs include direct sales, customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 95% to $8.3 million in the three months ended March 31, 2016 from $4.3 million in the three months ended March 31, 2015. The increase is primarily due to (1) the addition of research and development expense from our Endicia acquisition and (2) an increase in headcount-related expenses including stock-based compensation expense to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 96% to $15.3 million in the three months ended March 31, 2016 from $7.8 million in the three months ended March 31, 2015. The increase during the three months ended March 31, 2016 is primarily attributable to (1) the addition of general and administrative expense from our Endicia acquisition, (2) an increase in headcount and headcount related expenses and infrastructure investments to support the growth in our business, (3) an increase in stock-based compensation expense and (4) an increase in the amortization of acquired intangibles also related to our acquisitions.

Contingent consideration charges

Contingent consideration charges are attributable to the change in the fair value of our contingent consideration liability related to the acquisition of ShipStation. We did not incur any contingent consideration charges in the first quarter of 2016. Contingent consideration charge was $10.5 million in the three months ended March 31, 2015. The decrease was due to ShipStation fully achieving all of their financial measures for the second earn-out in accordance with the purchase agreement and the distribution of the final earn-out in first quarter 2016.  See Note 2 – “Acquisition” in our Notes to Consolidated Financial Statements for further description of our contingent consideration liability related to the acquisition of ShipStation.

Interest and Other Income, Net

Interest and other income primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California.  Interest and other income, net decreased 38% to $43,000 in the three months ended March 31, 2016 from $69,000 in the three months ended March 31, 2015.  The decrease, during the three months ended March 31, 2016 is primarily due to (1) lower yields on our investment balances including certain investments in our portfolio that matured and were replaced with lower yield investments and (2) lower rental income.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs.  Interest expense was $915,000 in the three months ended March 31, 2016 compared to $0 in the three months ended March 31, 2015.  The interest expense resulted from the debt incurred in connection with acquisition of Endicia in the fourth quarter of 2015.

Provision for Income Taxes

During the three months ended March 31, 2016 our income tax expense of $8.1 million, which is primarily attributable to our pre-tax income, included current tax expense consisting of federal alternative minimum tax and various state taxes and deferred income tax expense consisting of temporary tax items including stock compensation and differences in the book and tax lives of amortizable intangibles. Our effective income tax rate differs from the statutory income tax rate primarily as a result of non-temporary differences and state and local income taxes. During the three months ended March 31, 2015 our income tax benefit was approximately $1.1 million, which is primarily attributable to our first quarter pre-tax loss and deferred income taxes.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence, including our recent earning trend and expected future income. As of March 31, 2016 and December 31, 2015, we do not have any valuation allowance against our gross deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, we had $121 million and $75 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset-backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was approximately $44.2 million and $17.1 million during the three months ended March 31, 2016 and 2015, respectively. The increase in net cash provided by operating activities was primarily attributable to growth in our revenue and net income and net changes in our operating assets and liabilities.

Net cash provided by investing activities was approximately $170,000 and $1.5 million during the three months ended March 31, 2016 and 2015, respectively.  The decrease in net cash provided by investing activities was primarily due to the decrease in the maturity of securities in our investments portfolio, as well as cash used in the Endicia acquisition purchase price adjustment.

Net cash provided by financing activities was approximately $2.7 million and $6.8 million during the three months ended March 31, 2016 and 2015, respectively.  The decrease in net cash provided by financing activities was primarily due to the treasury re-purchase of our common stock, repayment on short-term financing obligations and a $1 million principal payment on outstanding debt in the first quarter of 2016, net of proceeds from exercise of stock options.

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Amortization expense associated with the debt issuance costs for the three months ended March 31, 2016 was approximately $93,000.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% to 2.00%, based upon certain financial measures. As of March 31, 2016, our applicable margin was 1.5% and the interest rate on our outstanding loan was approximately 2.12%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. Further, the Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. As of March 31, 2016, we were in compliance with the covenants of the Credit Agreement.

The contractual maturities of our debt obligations due subsequent to March 31, 2016 are as follows (in thousands):

Year ending March 31,	Amount
2017	$5,156
2018	7,219
2019	9,281
2020	11,344
2021	129,427
Total debt	162,427

Less: deferred financing costs	1,745
Total debt, net of deferred financing costs	$160,682

The estimated interest payments related to our debt due subsequent to March 31, 2016 are as follows (in thousands):

Amount
2016	$2,617
2017	3,371
2018	3,215
2019	3,013
2020	2,689
Total	$14,905

The above estimated interest payments assume an interest rate of 2.12%, which is our interest rate as of March 31, 2016, and assume the entire amount of our revolving credit facility is paid on the maturity date of November 18, 2020.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

There have been no material changes to our contractual obligations and commercial commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

On May 6, 2016, the Board of Directors approved an optional prepayment of $10 million against the revolving credit facility balance.

Trend Analysis

As of the date of the filing of this Quarterly Report, we expect the following trends for 2016:

We expect our Mailing and Shipping revenue to increase in 2016 compared to 2015.  Our ability to grow our Mailing and Shipping revenue is partly dependent on our ability to increase our sales and marketing spend to acquire and retain customers. To the extent we are not able to achieve our target increase in spending and acquire and retain customers, this could negatively impact our 2016 Mailing and shipping revenue growth expectations. We expect Customized Postage revenue to increase in 2016 compared to 2015. High volume business orders can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.

We expect our sales and marketing spend to increase in 2016 compared to 2015. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.

We expect research and development expenses to be higher in 2016 as compared to 2015.

We expect general and administrative expenses to be higher in 2016 as compared to 2015. The increase is expected to be partially offset by a reduction in acquisition and corporate development related costs incurred in 2015 as a result of the Endicia acquisition.

We expect our stock-based compensation expense to be higher in 2016 compared to 2015 based on the increase in expense in the first quarter of 2016.

We do not expect to incur contingent consideration charges in 2016 as the ShipStation earn-out period was completed as of December 31, 2015.

Tax expense (benefit) in 2015 may not be indicative of 2016 tax expense (benefit) due to factors that impact taxable income compared to book income which can change from quarter-to-quarter.

As discussed above, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements,” are made only as of the date of this report and are subject to the qualification and limitations described in the forward-looking statements discussion on page 1 of Part I of this report and the risks and other factors set forth in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with SEC on February 29, 2016.  Our business has grown through acquisition during 2014 and 2015; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this report.

Critical Accounting Policies and Judgments

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. Except as noted below, for more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Judgments” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Section 382 Update

We currently have federal and state net operating loss (“NOL”) carry-forwards. Under Internal Revenue Code Section 382 rules, if a “change of ownership” is triggered, our NOL asset may be impaired. A change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period.

Under our certificate of incorporation, any person, company or investment firm that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition, any person, company or investment firm that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors.  The NOL protective provisions contained in our certificate of incorporation (the “NOL Protective Measures”) are more specifically described in our Definitive Proxy filed with the SEC on April 2, 2008.

On July 22, 2010, our board of directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms.  As a result, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. This waiver may be revoked by our board of directors at any time if the board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs.  For complete details about this waiver from the NOL Protective Measures, please see our Current Report on Form 8-K filed with the SEC on July 28, 2010.

As of April 29, 2016, we had 17,446,820 shares outstanding, and therefore ownership of approximately 870,000 shares or more would currently constitute a “5% shareholder.”  We strongly urge that any shareholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our outstanding borrowings under our Credit Agreement, as well as our investment portfolio. Interest rate fluctuations impact the interest expense incurred on borrowings under the Credit Agreement, as the interest rate is based on the London Interbank Offered Rate. A 10% increase or decrease in the London Interbank Offered Rate will not significantly affect interest expense. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 142 days at March 31, 2016. Our cash equivalents and investments approximated $121 million at March 31, 2016 and had a weighted average interest rate of 0.5%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in internal controls

During the quarter ended March 31, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 3 – “Commitments and Contingencies – Legal Proceedings” of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
January 1, 2016 – January 31, 2016	—	—	—	—
February 1, 2016 – February 29, 2016	—	—	—	$20,000
March 1, 2016 – March 31, 2016	30,007	$114.22	30,007	$26,573

On February 22, 2016 our Board of Directors approved a stock repurchase plan authorizing us to repurchase up to $20 million of our common stock during the next six months. On May 6, 2016, the Board of Directors approved an amendment to the existing stock repurchase program that authorizes the Company to repurchase up to $30 million, representing an increase of $10 million compared to the original authorization, of our stock through August 2016.

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

STAMPS.COM INC.
(Registrant)

May 10, 2016	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

May 10, 2016	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer