Form 10-Q
period 2016-06-30
STAMPS.COM INC
filed 2016-08-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of July 31, 2016, there were 17,268,281 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,273	$65,126
Short-term investments	6,403	8,553
Accounts receivable, net	46,081	55,052
Other current assets	10,437	8,345
Total current assets	179,194	137,076

Property and equipment, net	31,677	31,707
Goodwill	198,752	197,807
Intangible assets, net	89,368	95,950
Long-term investments	—	1,529
Deferred income taxes, net.	41,476	57,224
Other assets	6,580	7,321
Total assets	$547,047	$528,614

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$67,938	$60,816
Deferred revenue	5,273	4,000
Current portion of debt, net of debt issuance costs	5,298	4,267
Contingent consideration	—	63,209
Total current liabilities	78,509	132,292
Long-term debt, net of debt issuance costs	144,447	157,353
Total liabilities	222,956	289,645

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value per share
Authorized shares: 47,500 in 2016 and 2015
Issued shares: 30,330 in 2016 and 29,463 in 2015
Outstanding shares: 17,229 in 2016 and 16,697 in 2015	53	52
Additional paid-in capital	803,851	716,253
Treasury stock, at cost, 13,101 shares in 2016 and 12,766 in 2015	(202,420)	(172,410)
Accumulated deficit	(277,415)	(304,944)
Accumulated other comprehensive income	22	18
Total stockholders’ equity	324,091	238,969
Total liabilities and stockholders’ equity	$547,047	$528,614

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Service	$72,590	$40,378	$141,696	$76,027
Product	4,851	4,270	10,406	9,013
Insurance	4,082	2,631	8,593	5,293
Customized postage	2,467	1,072	5,104	2,061
Other	23	9	51	18
Total revenues	84,013	48,360	165,850	92,412
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	8,857	6,695	18,151	12,966
Product	1,642	1,435	3,440	3,036
Insurance	1,266	927	2,629	1,850
Customized postage	1,955	881	4,122	1,711
Total cost of revenues	13,720	9,938	28,342	19,563
Gross profit	70,293	38,422	137,508	72,849
Operating expenses:
Sales and marketing	20,082	12,536	41,479	26,557
Research and development	8,131	4,680	16,468	8,962
General and administrative	17,113	12,763	32,375	20,534
Contingent consideration charges	—	13,595	—	24,107
Litigation settlement	—	10,000	—	10,000
Total operating expenses	45,326	53,574	90,322	90,160
Income (loss) from operations	24,967	(15,152)	47,186	(17,311)

Interest expense	(905)	—	(1,820)	—
Interest and other income (loss), net	31	(14)	74	55
Income (loss) before income taxes	24,093	(15,166)	45,440	(17,256)
Income tax expense (benefit)	9,802	(4,735)	17,911	(5,855)
Net income (loss)	$14,291	$(10,431)	$27,529	$(11,401)
Net income (loss) per share
Basic	$0.82	$(0.64)	$1.58	$(0.70)
Diluted	$0.79	$(0.64)	$1.49	$(0.70)
Weighted average shares outstanding
Basic	17,384	16,402	17,370	16,280
Diluted	18,192	16,402 (1)	18,428	16,280 (1)

(1) Common equivalent shares are excluded from the diluted (loss) earnings per share calculation as their effect is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$14,291	$(10,431)	$27,529	$(11,401)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments	(8)	(22)	4	(14)
Comprehensive income (loss)	$14,283	$(10,453)	$27,533	$(11,415)

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$27,529	$(11,401)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,778	3,529
Stock-based compensation expense	15,933	6,043
Deferred income taxes	16,055	(6,205)
Stock option windfall tax benefit	(307)	—
Accretion of debt issuance costs	186	—
Contingent consideration	—	24,107
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	8,971	(2,329)
Other current assets	(2,233)	(660)
Other assets	741	(771)
Deferred revenue	1,405	77
Accounts payable and accrued expenses	4,784	14,054
Net cash provided by operating activities	81,842	26,444

Investing activities:
Sale of short-term investments	3,632	3,869
Purchase of short-term investments	—	(1,006)
Sale of long-term investments	66	1,075
Purchase of long-term investments	(15)	—
Acquisition of Endicia	(573)	—
Acquisition of property and equipment	(701)	(1,230)
Net cash provided by investing activities	2,409	2,708

Financing activities:
Proceeds from short term financing obligation, net of repayments	510	1,897
Principal payments on term loan	(2,061)	—
Payment on revolving credit facility	(10,000)	—
Proceeds from exercise of stock options	7,042	5,067
Issuance of common stock under ESPP	1,108	776
Repurchase of common stock	(30,010)	—
Stock option windfall tax benefit	307	—
Net cash (used in) provided by financing activities	(33,104)	7,740
Net increase in cash and cash equivalents	51,147	36,892
Cash and cash equivalents at beginning of period	65,126	40,933
Cash and cash equivalents at end of period	$116,273	$77,825

Supplemental Information:
Capital expenditures accrued but not paid at period end	$867	$6
Tenant improvement allowance	$676	$—
Income taxes paid	$1,560	$576
Issuance of 2015 and 2014 earn-out shares (see Note -2 “Acquisitions”)	$63,209	$9,225
Non cash adjustment of purchase price for Endicia acquisition	$372	$—

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2016 and our cash flows for the six months ended June 30, 2016.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Use of Estimates and Risk Management

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, promotional coupon redemptions, the number of PhotoStamps retail boxes that will not be redeemed, realizability of deferred income taxes, the estimates and assumptions used to calculate stock-based compensation, the estimates and assumptions used to calculate the allocation of the purchase price related to our acquisitions, including related contingent consideration, and estimates regarding the useful lives of our building, patents and other amortizable intangible assets, and goodwill.

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

In 2015 the fair value of the contingent consideration was determined based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicated the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.  Changes in the fair value of the contingent consideration obligations resulted from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impacted the discount rate used in the fair valuation. Significant judgment was employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period during 2015. See Note 2 – “Acquisitions” for a further description of the contingent consideration relating to ShipStation.

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

Business Combinations

The acquisition method of accounting is used for business combinations. The results of operations of acquired businesses are included in our consolidated financial statements prospectively from the date of acquisition. The fair value of purchase consideration is allocated to the assets acquired, liabilities assumed and non-controlling interests in the acquired entity generally based on their fair value at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. Historically the primary items that have generated goodwill include anticipated synergies between the acquired business and the Company and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses are recognized in our consolidated financial statements as incurred.

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  We are required to test goodwill for impairment annually and whenever events or circumstances indicate the fair value of a reporting unit may be below its carrying value.  Goodwill is reviewed for impairment annually on October 1. A reporting unit is the operating segment or a business that is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. We are not aware of any indicators of impairment that would require an impairment analysis other than our annual impairment analysis  as of June 30, 2016.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trademarks, Patents and Intangible Assets

Acquired trademarks, patents and other intangibles include both amortizable and non-amortizable assets and are included in intangible assets, net in the accompanying consolidated balance sheets. Intangible assets are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.  Amortization of amortizable intangible assets is calculated on a straight-line basis, which is consistent with expected future cash flows.

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

Deferred Revenue

Our deferred revenue relates mainly to service revenue and PhotoStamps retail boxes.  Deferred revenue related to our service revenue generally arises due to the timing of payment versus the provision of services for certain customers billed in advance.  We previously sold PhotoStamps retail boxes to our customers through our website and selected third parties.  Proceeds from the sale of our PhotoStamps retail boxes were initially recorded as a liability when received. We recorded the liability for outstanding PhotoStamps retail boxes in deferred revenue.

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

Customized postage revenue, which includes the face value of postage, from the sale of PhotoStamps and PictureItPostage sheets and rolls is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier and revenue is recognized at that time.Sale of PhotoStamps retail boxes are initially recorded as deferred revenue.  PhotoStamps revenue related to the sale of these PhotoStamps retail boxes is subsequently recognized when either: 1) the PhotoStamps retail box is redeemed, or 2) the likelihood of the PhotoStamps retail box being redeemed is deemed remote (“breakage”) and there is no legal obligation to remit the value of the unredeemed PhotoStamps retail boxes.
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. During the three and six months ended June 30, 2016 and 2015 revenue from such advertising arrangements was not significant.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance brokers. We recognize revenue on insurance purchases upon the ship date of the insured package.

PhotoStamps Retail Boxes

We previously sold PhotoStamps retail boxes that are redeemable for PhotoStamps on our website.  The PhotoStamps retail boxes were sold through various third party retail partners.  Our PhotoStamps retail boxes are not subject to administrative fees on unredeemed boxes and have no expiration date.  PhotoStamps retail box sales were recorded as deferred revenue.  We concluded that sufficient company-specific historical evidence existed to determine the period of time after which the likelihood of the PhotoStamps retail boxes being redeemed was remote.  Based on our analysis of the redemption data, we estimate that period of time to be 60 months after the sale of our PhotoStamps retail boxes.

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in Customized postage revenue. PhotoStamps retail box breakage revenue was not significant during the three and six months ended June 30, 2016 and 2015.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of June 30, 2016 and December 31, 2015 we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold we will realize our tax loss carry-forwards in the foreseeable future.

Short-Term Financing Obligation

We utilize short-term financing, which is separate from our debt, to fund certain company operations.  Short-term financing is included in accrued expenses.  As of June 30, 2016 we had $13.8 million in short-term financing obligations and $46.2 million of unused credit.  As of December 31 , 2015 we had $13.3 million in short-term financing obligations and $34.2 million of unused credit.

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

In November 2015, the FASB issued guidance that requires deferred tax assets and liabilities to be presented as noncurrent in a classified statement of financial position. The guidance is effective beginning January 1, 2017, with early adoption permitted. The guidance can be applied prospectively or retrospectively. The Company elected to early adopt the requirements and apply them retrospectively as of December 31, 2015. The adoption resulted in the reclassification of $2.1 million of current deferred tax assets, net to noncurrent deferred tax assets, net in the Consolidated Balance Sheet as of June 30, 2015.

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

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, except the acquisition of ShippingEasy Group, Inc. described in Note 2 - Acquisitions to the consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Acquisitions

We have accounted for all of our acquisitions under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic No. 805 Business Combinations (“ASC 805”).

ShippingEasy Acquisition

On June 16, 2016, we entered into a definitive agreement to acquire ShippingEasy Group, Inc. (“ShippingEasy”) for approximately $55 million in cash. ShippingEasy, an Austin, Texas based company, offers web-based multi-carrier shipping software that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily.

On July 1, 2016, we completed our acquisition of ShippingEasy.  The net purchase price of approximately $55 million, which was subject to adjustments for changes in ShippingEasy’s net working capital as of the date of the closing of the Transaction, certain transaction expenses and closing cash adjustments, was funded from current cash and investment balances.  We plan for ShippingEasy to operate as a wholly owned subsidiary, led by its existing management team.

In connection with the acquisition we made performance based inducement equity awards to each the General Manager and the Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. The awards are a material inducement to the General Manager and the Chief Technology Officer entering into employment agreements with Stamps.com in connection with the acquisition of ShippingEasy.

We also made inducement stock option grants for an aggregate of 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy. Each option vests 25% on the one year anniversary of the grant date with the remaining 75% vesting in approximately equal monthly increments over the immediately succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of July 1, 2016. The stock options were granted as inducements material to the new employees entering into employment with Stamps.com.

ShippingEasy is not included in our financial statements as of and for the six months ended June 30, 2016 since the acquisition was subsequent to period end. The amounts for each  major class of assets acquired and liabilities assumed are not disclosed due to the impractibiliy of completing the purchase price allocation before issuance of this report.

Endicia Acquisition

On March 22, 2015 we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Endicia, and Newell Rubbermaid Inc., a Delaware corporation (“Newell”).  The Stock Purchase Agreement provided for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly owned indirect subsidiary of Newell for an aggregate purchase price of $215 million in cash (the “Transaction”).  The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, we closed the Transactionon November 18, 2015.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As part of the funding of our acquisition of Endicia, we entered into a credit agreement with a group of banks on November 18, 2015, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (collectively, the “Credit Agreement”) to fund our acquisition of Endicia. The Credit Agreement is secured by substantially all of our assets. We funded our acquisition with cash of $56.5 million and debt from our Credit Agreement of $164.5 million, totaling $221.0 million. The $221.0 million consists of the following: 1) purchase price of $214.2 million, 2) $1.5 million of debt issuance costs and 3) the transfer of Endicia’s ending cash balance on November 17, 2015 of $5.3 million.  Total debt issuance costs of $1.8 million, which includes $300,000 of costs incurred prior to closing, were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Our Credit Agreement matures on November 18, 2020.  As of June 30, 2016 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $79.4 million under the term loan and approximately $72.0 million under the revolving credit facility.  Because we have a letter of credit of approximately $510,000 relating to a facility lease, we have approximately $10.0 million of available and unused borrowings under the revolving credit facility as of June 30, 2016.

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

The total purchase price for ShipWorks was approximately $22.1 million and was comprised of the following (in thousands):

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

The performance linked earn-out payment of Stamps.com shares (or contingent consideration) to former equity members of Auctane LLC was based on the achievement of certain financial measures within a future time period.  There were two periods in which the earn-out payment was calculated. The first earn-out period was based on the achievement of certain financial measures during the six months ended December 31, 2014.  The second earn-out period was based on the achievement of certain financial measures during the twelve months ended December 31, 2015.  The range of Stamps.com shares available for the performance linked earn-out for both periods was between 576,675 to 768,900 shares provided that a minimum threshold for the financial measures was achieved. The first earn-out payment totaled 192,225 shares and was made in the first quarter of 2015.  The second earn-out payment totaled 576,675 shares and was made in the first quarter of 2016.  The fair value of the contingent consideration was determined at the acquisition date based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.

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

Under ASC 805, we are required to re-measure the fair value of the contingent consideration at each reporting period.  During the 2015 periods, the fair value of the contingent consideration was determined based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.   Increases or decreases in the fair value of the contingent consideration can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impact the discount rate used in the fair valuation. Significant judgment was employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.  We recognized $13.6 million and $24.1 million of contingent consideration charges during the three and six months ended June 30, 2015, respectively.  As of December 31, 2015, the fair value of the contingent consideration was calculated by multiplying the expected earn-out shares to be distributed by our stock price at December 31, 2015. The fair value of the contingent consideration for the ShipStation acquisition was $63.2 million as of December 31, 2015, the final measurement date. No increases or decreases to the fair value of the contingent consideration were made following December 31, 2015 and prior to the second and final earn-out payment in the first quarter of 2016.

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

Commitments

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments), which consist only of future minimum lease payments under operating leases as of June 30, 2016 (in thousands):

Twelve Month Period Ending June 30,	Operating Lease Obligation
2017 $	$3,118
2018	3,180
2019	1,515
2020	613
2021	572
Total	$8,998

4.	Net Income (loss) per Share

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reconciles share amounts utilized to calculate basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$14,291	$(10,431)	$27,529	$(11,401)

Basic - weighted average common shares	17,384	16,402	17,370	16,280
Diluted effect of common stock equivalents	808	— (1)	1,058	— (1)
Diluted - weighted average common shares	18,192	16,402	18,428	16,280

Earnings (loss) per share:
Basic	$0.82	$(0.64)	$1.58	$(0.70)
Diluted	$0.79	$(0.64)	$1.49	$(0.70)

(1) Common equivalent shares are excluded from the diluted net loss per share calculation as their effect is anti-dilutive.

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive stock option shares	287	2,992	147	2,978

5.	Stock-Based Employee Compensation

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense relating to:
Employee and director stock options	$8,154	$3,274	$15,435	$5,802
Employee stock purchases	263	127	498	241
Total stock-based compensation expense	$8,417	$3,401	$15,933	$6,043

Stock-based compensation expense relating to:
Cost of revenues	$450	$201	$875	$368
Sales and marketing	1,857	853	3,588	1,575
Research and development	1,425	617	2,780	1,165
General and administrative	4,685	1,730	8,690	2,935
Total stock-based compensation expense	$8,417	$3,401	$15,933	$6,043

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.0%	0.9%	1.0%	1.0%
Expected volatility	49%	45%	48%	46%
Expected life (in years)	3.4	3.4	3.4	3.4
Expected forfeiture rate	6%	6%	6%	6%

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.

The following table summarizes goodwill as of December 31, 2015 and June 30, 2016 (in thousands):

2016
Goodwill balance at December 31, 2015	$197,807
Acquisitions (see Note 2– “Acquisitions”)	945
Goodwill balance at June 30, 2016	$198,752

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

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, trade names, lease-in-place intangible assets, developed technology, non-compete agreements and customer relationships totaling approximately $109.7 million in gross carrying amount as of June 30, 2016 and December 31, 2015.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our amortizable intangible assets as of June 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,752	$137
Customer Relationships	54,500	7,213	47,287
Technology	33,100	3,502	29,598
Non-Compete	1,100	526	574
Trademark	700	318	382
Total amortizable intangible assets at June 30, 2016	$98,289	$20,311	$77,978

We recorded amortization of intangible assets totaling approximately $6.6 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively, which is included in general and administrative expense in our accompanying consolidated statements of operations.

As of June 30, 2016, the remaining weighted average amortization period for our amortizable intangible assets is approximately 6.2 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending June 30,	Estimated Amortization Expense
2017 $	$12,995
2018	12,995
2019	12,611
2020	12,549
2021	12,202
Thereafter	14,626
Total	$77,978

7.	Income Taxes

Our income tax expense was $9.8 million and $17.9 million for the three and six months ended June 30, 2016, respectively.  Our tax expense was primarily attributable to our pre-tax income including our current tax expense consisting of federal alternative minimum tax and various state taxes and our deferred income tax expense consisting of temporary tax items including stock compensation and differences in the book and tax lives of amortizable intangibles. Our income tax benefit was $4.7 million and $5.9 million for the three and six months ended June 30, 2015, respectively.  Our tax benefit was primarily attributable to our pre-tax losses and deferred income taxes.  Our effective tax rate differs from statutory federal rate as a result of several factors including non-temporary differences and state and local income taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  As of June 30, 2016 and December 31, 2015, we do not have any valuation allowance against our  deferred tax assets.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$116,273	$116,273	$—	$—
Available-for-sale debt securities	6,403	—	6,403	—
Total	$122,676	$116,273	$6,403	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$65,126	$65,126	$—	$—
Available-for-sale debt securities	10,082	—	10,082	—
Total	$75,208	$65,126	$10,082	$—

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

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities, and public corporate debt securities at June 30, 2016 and December 31, 2015. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the three and six months ended June 30, 2016. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 5 securities with a total fair value of $1.4 million that have unrealized losses of approximately $2,000 as of June 30, 2016.

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and six months ended June 30, 2016, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash, cash equivalents and investments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$116,242	—	—	$116,242
Money market	31	—	—	31
Total cash and cash equivalents	116,273	—	—	116,273
Short-term investments:
Corporate bonds and asset backed securities	6,381	24	(2)	6,403
Total short-term investments	6,381	24	(2)	6,403
Long-term investments:
Corporate bonds and asset backed securities	—	—	—	—
Total long-term investments	—	—	—	—
Cash, cash equivalents and investments	$122,654	24	(2)	$122,676

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$63,593	—	—	$63,593
Money market	1,533	—	—	1,533
Total cash and cash equivalents	65,126	—	—	65,126
Short-term investments:
Corporate bonds and asset backed securities	8,549	7	(3)	8,553
Total short-term investments	8,549	7	(3)	8,553
Long-term investments:
Corporate bonds and asset backed securities	1,515	17	(3)	1,529
Total long-term investments	1,515	17	(3)	1,529
Cash, cash equivalents and investments	$75,190	24	(6)	$75,208

The following table summarizes contractual maturities of our marketable fixed-income securities as of June 30, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,381	$6,403
Due after one year	—	—
Total	$6,381	$6,403

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Report”) contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “seeks,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,” ”should,” “will,” “may” or other similar expressions in this report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements.  We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to us at the respective times they are made.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends and uncertainties and other factors that may be beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

Stamps.com, Endicia, ShipStation, ShipWorks, ShippingEasy, NetStamps, Stamps.com Internet Postage, PhotoStamps, PictureItPostage and the Stamps.com logo are our trademarks. This Report also references trademarks of other entities.  References in this Report to “we” “us” “our” or “company” are references to Stamps.com Inc. and its subsidiaries.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions.  Under the Stamps.com and Endicia® branded solutions, our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others.  Customers using our service receive discounted postage rates compared to USPS retail on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises.  We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999.  We also offer multi-carrier shipping solutions under the brand names ShipStation®,ShipWorks® and ShippingEasyTM (ShippingEasy’s results are not included in the periods covered by this Report).

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

•	Multi-Carrier Shipping Services. We offer multi-carrier shipping solutions through our ShipStation, ShipWorks and ShippingEasy brands as a result of our acquisitions. The ShipStation,ShipWorks and ShippingEasy platforms offer leading solutions for medium and high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, large retailers, and other types of high volume shippers that may need more than just the USPS for their business.

•	Mailing and Shipping Integrations. As part of our mailing and shipping services, we offer back-end integration solutions where we provide the electronic postage for transactions to partners who manage the front-end users. Our solutions integrate directly into the most popular e-commerce platforms, allowing web store managers to completely automate their order fulfillment process by processing, managing, and shipping orders from virtually any e-commerce source through a single interface without manual data entry. Managers can retrieve order data and print complete shipping labels for all types of USPS packages.

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

Endicia had an integration partnership with Etsy.com where Endicia provided electronic postage for shipping transactions generated by their users.  Etsy informed us that they would be switching their postage solution from Endicia to the USPS’s ePostage branded solution in February 2016, and as a result Endicia experienced a loss of postage volume and revenue from this partnership as compared to the same periods of 2015.

In addition, ShipStation and ShipWorks have integrations with shopping carts and online marketplaces as part of their multi-carrier shipping solutions.

•	Mailing & Shipping Supplies Stores. Stamps.com and Endicia Mailing & Shipping Supplies Stores (our “Supplies Stores”) are available to our customers from within our mailing and shipping solutions and sell NetStamps labels, DYMO Stamp labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Stores feature store catalogs, messaging regarding free or discounted shipping promotions, cross-selling product recommendations during the checkout process, product search capabilities, and same-day shipping of orders with expedited shipping options.

•	Branded Insurance. We offer Stamps.com branded insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is provided in partnership with Parcel Insurance Plan and is underwritten by Fireman's Fund. In addition, ShipStation, ShipWorks, ShippingEasy and Endicia also offer branded package insurance as part of their offerings.

•	International. We offer International postage solutions through our subsidiaries to certain international posts including the French Post and Canadian Post.

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

Acquisitions

ShippingEasy

On June 16, 2016, we entered into a definitive agreement to acquire ShippingEasy Group, Inc. (“ShippingEasy”) for approximately $55 million in cash. ShippingEasy, an Austin, Texas based company offers web-based multi-carrier shipping software that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShippingEasy's solution features integrations with more than 40 leading marketplaces, shopping carts, and e-commerce platforms, allowing its customers to import and export fulfillment and tracking data in real time across all of their selling channels. ShippingEasy currently has integrations with eBay, PayPal, Amazon, Shopify, Bigcommerce, Magento, Volusion, Jane.com and many others. ShippingEasy's solution downloads orders from all selling channels and automatically maps custom shipping preferences, rates and delivery options across all of its supported carriers. ShippingEasy's easy-to-use solution also includes complimentary access to shipping specialists, helping merchants to streamline workflow and save on shipping costs.

On July 1, 2016, we completed our acquisition of ShippingEasy.  The net purchase price of approximately $55 million, which was subject to adjustments for changes in ShippingEasy’s net working capital as of the date of the closing of the Transaction, certain transaction expenses and closing cash adjustments, was funded from current cash and investment balances.  We plan for ShippingEasy to operate as a wholly owned subsidiary, led by its existing management team.

In connection with the acquisition we made performance based inducement equity awards to Katie May, who will serve as General Manager of ShippingEasy, and Barry Cox, who will serve as Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each to Ms. May and Mr. Cox if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. The awards are a material inducement to Ms. May and Mr. Cox entering into employment agreements with Stamps.com in connection with the acquisition.

We also made inducement stock option grants for an aggregate of 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy. Each option vests 25% on the one year anniversary of the grant date with the remaining 75% vesting in approximately equal monthly increments over the immediately succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of July 1, 2016. The stock options were granted as inducements material to the new employees entering into employment with Stamps.com.

ShippingEasy is not included in our financial statements as of and for the periods ended June 30, 2016.

Endicia

On March 22, 2015 we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with PSI Systems, Inc., a California corporation d/b/a Endicia (“Endicia”), and Newell Rubbermaid Inc., a Delaware corporation (“Newell”).  Endicia, based in Palo Alto, California, is a leading provider of high volume shipping technologies and solutions for shipping with the USPS.  The Stock Purchase Agreement provided for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly owned indirect subsidiary of Newell  for an aggregate purchase price of approximately $215 million in cash (the “Transaction”).  The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, we close the Transaction  on November 18, 2015.

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

Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the three and six months ended June 30, 2016 include operations of Endicia, ShipStation and ShipWorks. The results of our operations during the three and six months ended June 30, 2015 do not include the operations of Endicia.  Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of Endicia with those that do not include such operations.

Three and Six Months Ended June 30, 2016 and 2015

Total revenue increased 74% to $84 million in the three months ended June 30, 2016 from $48.4 million in the three months ended June 30, 2015. Total revenue increased 79% to $165.9 million in the six months ended June 30, 2016 from $92.4 million in the six months ended June 30, 2015. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $81.5 million in the three months ended June 30, 2016, an increase of 72% from $47.3 million in the three months ended June 30, 2015 and was $160.7 million in the six months ended June 30, 2016, an increase of 78% from $90.3 million in the six months ended June 30, 2015. Customized postage revenue increased 130% to $2.5 million in the three months ended June 30, 2016 from $1.1 million in the three months ended June 30, 2015 and was $5.1 million in the six months ended June 30, 2016, an increase of 148% from $2.1 million in the six months ended June 30, 2015.

The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2016 and 2015 and the resulting percentage change (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues
Service	$72,590	$40,378	80%	$141,696	$76,027	86%
Product	4,851	4,270	14%	10,406	9,013	15%
Insurance	4,082	2,631	55%	8,593	5,293	62%
Mailing and shipping revenue	$81,523	$47,279	72%	$160,695	$90,333	78%
Customized postage	$2,467	$1,072	130%	$5,104	$2,061	148%
Other	23	9	156%	51	18	183%
Total revenues	$84,013	$48,360	74%	$165,850	$92,412	79%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.

The following table sets forth the growth in paid customers and average quarterly revenue per paid customer for our mailing and shipping business (in thousands except average quarterly revenue per paid customer and percentage):

	Three months ended June 30,
	2016	2015	% Change
Paid customers for the quarter	646	565	14%
Average quarterly revenue per paid customer	$42.06	$27.88	51%
Mailing and shipping revenue	$81,523	$47,279	72%

The increase in paid customers is primarily the result of (1) a higher number of Stamps.com paid customers compared to the prior year period as a result of our increased spending in our mailing and shipping sales and marketing channels, and (2) the addition of paid customers from Endicia as a result of our acquisition in the fourth quarter of 2015.

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

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Service	$72,590	$40,378	$141,696	$76,027
Product	4,851	4,270	10,406	9,013
Insurance	4,082	2,631	8,593	5,293
Customized postage	2,467	1,072	5,104	2,061
Other	23	9	51	18
Total revenues	$84,013	$48,360	$165,850	$92,412
Revenue as a percentage of total revenues
Service	86.4%	83.5%	85.4%	82.3%
Product	5.8%	8.8%	6.3%	9.8%
Insurance	4.9%	5.4%	5.2%	5.7%
Customized postage	2.9%	2.2%	3.1%	2.2%
Other	0%	0%	0%	0%
Total revenue	100%	100%	100%	100%

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

Service revenue increased 80% to $72.6 million in the three months ended June 30, 2016 from $40.4 million in the three months ended June 30, 2015 and increased 86% to $141.7 million in the six months ended June 30, 2016 from $76.0 million in the six months ended June 30, 2015. The 80% increase in service revenue consisted of a 14% increase in our quarterly average paid customers and 57% increase in our average service revenue per paid customer.

The increase in paid customers is primarily the result of (1) a higher number of Stamps.com paid customers compared to the prior year period as a result of our increased spending in our Mailing and shipping sales and marketing channels, and (2) the addition of paid customers from Endicia as a result of our acquisition in the fourth quarter of 2015.

The increase in our average service revenue per paid customer was primarily the result of (1) our acquisition of Endicia, where the average service revenue per paid customer are higher as compared to the average service revenue per paid customer for existing Stamps.com customers and (2) the growth in our high volume shipping business where our average service revenue per paid customer reflects our ability to better monetize postage volume for shippers as compared to monthly flat rate subscription fees for traditional small business customers.

Product revenue increased 14% to $4.9 million in the three months ended June 30, 2016 from $4.3 million in three months ended June 30, 2015 and increased 15% to $10.4 million in the six months ended June 30, 2016 from $9.0 million in the six months ended June 30, 2015. The increase is primarily attributable to an increase in (1) the addition of product revenue from our Endicia acquisition, and (2) sales of mailing and shipping labels and supplies as we continue to grow our customer base. Postage printed typically helps drive sales of consumable supplies such as labels. Total postage printed by customers using our mailing and shipping solutions in the second quarter of 2016 was $1.2 billion, a 114% increase from the $548 million printed during the second quarter of 2015. Postage printed by customers was $2.4 billion and $1.1 billion during the six months ended June 30, 2016 and 2015, respectively, an increase of 118%.

Insurance revenue increased 55% to $4.1 million in the three months ended June 30, 2016 from $2.6 million in the three months ended June 30, 2015 and increased 62% to $8.6 million in the six months ended June 30, 2016 from $5.3 million in the six months ended June 30, 2015. The increase in insurance revenue was primarily attributable to our acquisitions whose solutions target shipping customers who are more likely than mailing customers to purchase insurance.

Customized postage revenue increased 130% to $2.5 million in the three months ended June 30, 2016 from $1.1 million in the three months ended June 30, 2015 and increased 148% to $5.1 million in the six months ended June 30, 2016 from $2.1 million in the six months ended June 30, 2015.  The increase was primarily attributable to (1) an increase in PhotoStamps high volume business orders and (2) the addition of PictureItPostage as a result of our Endicia acquisition. The increase in customized postage revenue was partially offset by a decrease in PhotoStamps revenue from orders placed through the PhotoStamps website. The decrease in revenue from website orders is primarily attributable to a reduction in our PhotoStamps sales and marketing spending.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenues for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues
Service	$8,857	$6,695	$18,151	$12,966
Product	1,642	1,435	3,440	3,036
Insurance	1,266	927	2,629	1,850
Customized postage	1,955	881	4,122	1,711
Total cost of revenues	$13,720	$9,938	$28,342	$19,563
Cost as percentage of associated revenues
Service	12.2%	16.6%	12.8%	17.1%
Product	33.8%	33.6%	33.1%	33.7%
Insurance	31.0%	35.2%	30.6%	35.0%
Customized postage	79.2%	82.2%	80.8%	83.0%
Total cost as a percentage of total revenues	16.3%	20.6%	17.1%	21.2%

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

Cost of service revenue increased 32% to $8.9 million in the three months ended June 30, 2016 from $6.7 million in the three months ended June 30, 2015 and increased 40% to $18.2 million in the six months ended June 30, 2016 from $13.0 million in the six months ended June 30, 2015.  The increase was primarily attributable to higher customer service costs to support our growing customer base and higher credit card processing fees associated with our higher revenue offset by the decrease in our promotional expense.  Promotional expenses, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense decreased 50% to $455,000 in the three months ended June 30, 2016 from $906,000 in the three months ended June 30, 2015 and decreased 36% to $1.3 million in the six months ended June 30, 2016 from $2.0 million in the six months ended June 30, 2015.

Cost of product revenue increased 14% to $1.6 million in the three months ended June 30, 2016 from $1.4 million in the three months ended June 30, 2015 and increased 13% to $3.4 million in the six months ended June 30, 2016 from $3.0 million in the six months ended June 30, 2015. The increase in cost of product revenue was primarily attributable to the increase in product revenue over the same time period. The increase in cost of product revenue was in-line with the increase in product revenue over the same time period.

Cost of insurance revenue increased 37% to $1.3 million in the three months ended June 30, 2016 from $927 thousand in the three months ended June 30, 2015 and increased 42% to $2.6 million in the six months ended June 30, 2016 from $1.9 million in the six months ended June 30, 2015.  The increase in cost of insurance revenue resulted from growth in the number of insurance transactions, which was primarily attributable to our acquisitions.

Cost of customized postage revenue increased 122% to $2.0 million in the three months ended June 30, 2016 from $881,000 in the three months ended June 30, 2015 and increased 141% to $4.1 million in the six months ended June 30, 2016 from $1.7 million in the six months ended June 30, 2015. The increase in cost of customized postage revenue is primarily due to the increase in our customized postage revenue.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Sales and marketing	$20,082	$12,536	$41,479	$26,557
Research and development	8,131	4,680	16,468	8,962
General and administrative	17,113	12,763	32,375	20,534
Contingent consideration charges	—	13,595	—	24,107
Legal settlements and reserves	—	10,000	—	10,000
Total operating expenses	$45,326	$53,574	$90,322	$90,160
Operating expenses as a percent of total revenue:
Sales and marketing	23.9%	25.9%	25.0%	28.7%
Research and development	9.7%	9.7%	9.9%	9.7%
General and administrative	20.4%	26.4%	19.5%	22.2%
Contingent consideration charges	0%	28.1%	0%	26.1%
Legal settlements and reserves	0%	20.7%	0%	10.8%
Total operating expenses as a percentage of total revenues	54.0%	110.8%	54.5%	97.6%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities.  Sales and marketing expense increased 60% to $20.1 million in the three months ended June 30, 2016 from $12.5 million in the three months ended June 30, 2015 and increased 56% to $41.5 million in the six months ended June 30, 2016 from $26.6 million in the six months ended June 30, 2015. The increase is primarily due to (1) the addition of sales and marketing expense from our Endicia acquisition, (2) an increase in stock-based compensation expense and (3) an increase in sales and marketing spending and activity in our mailing and shipping business as we continued to focus on acquiring customers.  Our sales and marketing programs include direct sales, customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 74% to $8.1 million in the three months ended June 30, 2016 from $4.7 million in the three months ended June 30, 2015 and increased 84% to $16.5 million in the six months ended June 30, 2016 from $9.0 million in the six months ended June 30, 2015. The increase is primarily due to (1) the addition of research and development expense from our Endicia acquisition and (2) an increase in headcount-related expenses including stock-based compensation expense to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 34% to $17.1 million in the three months ended June 30, 2016 from $12.8 million in the three months ended June 30, 2015 and increased 58% to $32.4 million in the six months ended June 30, 2016 from $20.5 million in the six months ended June 30, 2015. The increase during the three months and six months ended June 30, 2016 is primarily attributable to (1) the addition of general and administrative expense from our Endicia acquisition, (2) the transaction related expenses for our ShippingEasy acquisition, (3) an increase in headcount and headcount related expenses including stock-based compensation expense and infrastructure investments to support the growth in our business, and (4) an increase in the amortization of acquired intangibles related to our acquisitions.

Contingent consideration charges

Contingent consideration charges are attributable to the change in the fair value of our contingent consideration liability related to the acquisition of ShipStation. We did not incur any contingent consideration charges in 2016. Contingent consideration charge was $13.6 million in the three months ended June 30, 2015. The decrease was due to ShipStation fully achieving all of their financial measures for the second earn-out in accordance with the purchase agreement and the distribution of the final earn-out in first quarter 2016.  See Note 2 – “Acquisition” in our Notes to Consolidated Financial Statements for further description of our contingent consideration liability related to the acquisition of ShipStation.

Interest and Other Income, Net

Interest and other income primarily consists of interest income from cash equivalents, short-term and long-term investments and rental income from our corporate headquarters in El Segundo, California.  Interest and other income, net increased 321% to $31,000 in the three months ended June 30, 2016 from a loss of $14,000 in the three months ended June 30, 2015 and increased 35% to $74,000 in the six months ended June 30, 2016 from $55,000 in the six months ended June 30, 2015.  The increase is primarily due to depreciation expense recognized in 2015 as a result of early termination of our tenant which resulted in a loss.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs.  Interest expense was $905,000 in the three months ended June 30, 2016 compared to $0 in the three months ended June 30, 2015.  Interest expense was $1.8 million in the six months ended June 30, 2016 compared to $0 in the six months ended June 30, 2015.  The interest expense resulted from the debt incurred in connection with acquisition of Endicia in the fourth quarter of 2015.

Provision for Income Taxes

Our income tax expense was $9.8 million and $17.9 million for the three and six months ended June 30, 2016, respectively.  Our tax expense was primarily attributable to our pre-tax income including our current tax expense consisting of federal alternative minimum tax and various state taxes and our deferred income tax expense consisting of temporary tax items including stock compensation and differences in the book and tax lives of amortizable intangibles. Our income tax benefit was $4.7 million and $5.9 million for the three and six months ended June 30, 2015, respectively.  Our tax benefit was primarily attributable to our pre-tax losses and deferred income taxes.  Our effective tax rate differs from statutory federal rate as a result of several factors including non-temporary differences and state and local income taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  As of June 30, 2016 and December 31, 2015, we do not have any valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, we had $122.7 million and $75.2 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset-backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was approximately $81.8 million and $26.4 million during the six months ended June 30, 2016 and 2015, respectively. The increase in net cash provided by operating activities was primarily attributable to growth in our revenue and net income and net changes in our operating assets and liabilities.

Net cash provided by investing activities was approximately $2.4 million and $2.7 million during the six months ended June 30, 2016 and 2015, respectively.  The decrease in net cash provided by investing activities was primarily due to the decrease in the maturity of securities in our investments portfolio, as well as cash used in the Endicia acquisition purchase price adjustment.

Net cash used in financing activities was approximately $33.1 million during the six months ended June 30, 2016. Net cash provided by financing activities was approximately $7.7 million during the six months ended June 30, 2015 The increase in net cash used in financing activities was primarily due to the treasury re-purchase of our common stock and payment on our term loan and revolving credit facility, including an optional prepayment of $10 million made during the second quarter of 2016.

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Amortization expense associated with the debt issuance costs for the three and six months ended June 30, 2016 was approximately $93,000 and $186,000, respectively.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% to 2.00%, based upon certain financial measures. As of June 30, 2016, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 1.88%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. Further, the Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. As of June 30, 2016, we were in compliance with the covenants of the Credit Agreement.

The contractual maturities of our debt obligations due subsequent to June 30, 2016 are as follows (in thousands):

Year ending June 30,	Amount
2017	$5,672
2018	7,734
2019	9,797
2020	11,859
2021	116,334
Total debt	151,396

Less: deferred financing costs	1,651
Total debt, net of deferred financing costs	$149,745

The estimated interest payments related to our debt due subsequent to June 30, 2016 are as follows (in thousands):

Year ending June 30,	Amount
2017	$2,851
2018	2,731
2019	2,573
2020	2,382
2021	1,033
Total	$11,570

The above estimated interest payments assume an interest rate of 1.88%, which is our interest rate as of June 30, 2016, and assume the entire amount of our revolving credit facility is paid on the maturity date of November 18, 2020.

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

Trend Analysis

As of the date of the filing of this  Report, we expect the following trends for 2016:

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

We expect our research and development expenses to be higher in 2016 as compared to 2015 taking into account the trends experienced year-to-date and the additional expenses expected to result from the ShippingEasy acquisition.

We expect our general and administrative expenses to be higher in 2016 as compared to 2015 taking into account the trends experienced year-to-date and the additional expenses expected to result from the ShippingEasy acquisition.

We expect our stock-based compensation expense to be higher in 2016 compared to 2015 taking into account the trends experienced year-to-date and the additional expenses expected to result from the ShippingEasy acquisition and the associated inducement grants.

We do not expect to incur contingent consideration charges in 2016 as the ShipStation earn-out period was completed as of December 31, 2015.

Tax expense (benefit) in 2015 may not be indicative of 2016 tax expense (benefit) due to factors that impact taxable income compared to book income which can change from quarter-to-quarter.  As of June 30, 2016, the Company had a $41 million deferred tax asset resulting from past net operating losses and other tax credits. The Company expects to be able to continue to utilize its deferred tax assets to reduce cash taxes for the remainder of 2016.

As discussed above, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements,” are made only as of the date of this Report and are subject to the qualification and limitations described in the forward-looking statements discussion at the beginning of this Item 2 and the risks and other factors set forth in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with SEC on February 29, 2016.  Our business has grown through acquisition during 2014, 2015 and 2016; however the expectations above do not assume any future acquisitions or dispositions, or any related financings, any of which could have a significant impact on our current expectations.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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

As of July 31, 2016, we had 17,268,281 shares outstanding, and therefore ownership of approximately 863,000 shares or more would currently constitute a “5% shareholder.”  We strongly urge that any shareholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our outstanding borrowings under our Credit Agreement, as well as our investment portfolio. Interest rate fluctuations impact the interest expense incurred on borrowings under the Credit Agreement, as the interest rate is based on the London Interbank Offered Rate.  A 10% increase or decrease in the London Interbank Offered Rate will not significantly affect interest expense. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 154 days at June 30, 2016. Our cash equivalents and investments approximated $122.7 million at June 30, 2016 and had a weighted average interest rate of 0.2%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in internal controls

During the quarter ended June 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
April 1, 2016 – April 30, 2016	34,632	$94.41	64,639	$23,303
May 1, 2016 – May 31, 2016	138,747	$83.26	203,386	$11,751
June 1, 2016 – June 30, 2016	131,135	$89.61	334,521	—

We completed our existing stock repurchase plan in June 2016.  On July 27, 2016, our Board of Directors approved a new stock repurchase plan authorizing us to repurchase up to $40 million of our common stock during the next six months.  We will consider repurchasing stock in the future by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We have no commitment to make any repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Agreement and Plan of Merger, dated as of June 16, 2016, by and among ShippingEasy Group, Inc., Stamps.com Inc., SEG Merger Sub, Inc. and Tim Jugmans. Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Agreement and Plan of Merger. †

10.2	Management Incentive Plan, dated as of July 1, 2016, by and among ShippingEasy, Inc., Stamps.com Inc. and the Participant Representative (as defined therein), and acknowledged and agreed to by Katie May and Barry Cox. †

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC. (Registrant)

August 9, 2016	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

August 9, 2016	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer