Form 10-Q
period 2016-09-30
STAMPS.COM INC
filed 2016-11-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of October 31, 2016, there were 17,052,401 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,144	$65,126
Short-term investments	3,029	8,553
Accounts receivable, net	60,089	55,052
Other current assets	9,595	8,345
Total current assets	153,857	137,076
Property and equipment, net	32,032	31,707
Goodwill	239,532	197,807
Intangible assets, net	101,046	95,950
Long-term investments	—	1,529
Deferred income taxes, net.	38,841	57,224
Other assets	7,829	7,321
Total assets	$573,137	$528,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$70,710	$60,816
Deferred revenue	6,175	4,000
Current portion of debt, net of debt issuance costs	5,814	4,267
Contingent consideration	—	63,209
Total current liabilities	82,699	132,292
Long-term debt, net of debt issuance costs	142,993	157,353
Total liabilities	225,692	289,645
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value per share
Authorized shares: 47,500 in 2016 and 2015
Issued shares: 30,425 in 2016 and 29,463 in 2015
Outstanding shares: 17,131 in 2016 and 16,697 in 2015	53	52
Additional paid-in capital	825,941	716,253
Treasury stock, at cost, 13,294 shares in 2016 and 12,766 in 2015	(219,821)	(172,410)
Accumulated deficit	(258,743)	(304,944)
Accumulated other comprehensive income	15	18
Total stockholders’ equity	347,445	238,969
Total liabilities and stockholders’ equity	$573,137	$528,614

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Service	$78,871	$42,470	$220,567	$118,497
Product	4,703	4,193	15,109	13,206
Insurance	4,050	2,513	12,643	7,806
Customized postage	4,912	2,484	10,016	4,545
Other	23	9	74	27
Total revenues	92,559	51,669	258,409	144,081
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	9,903	6,809	28,054	19,775
Product	1,579	1,364	5,019	4,400
Insurance	1,291	896	3,920	2,746
Customized postage	3,954	2,120	8,076	3,831
Total cost of revenues	16,727	11,189	45,069	30,752
Gross profit	75,832	40,480	213,340	113,329
Operating expenses:
Sales and marketing	18,229	11,341	59,708	37,898
Research and development	9,111	4,758	25,579	13,720
General and administrative	16,901	9,470	49,276	30,004
Contingent consideration charges	—	1,920	—	26,027
Litigation settlement	—	—	—	10,000
Total operating expenses	44,241	27,489	134,563	117,649
Income (loss) from operations	31,591	12,991	78,777	(4,320)

Interest expense	(828)	—	(2,648)	—
Interest and other income (loss), net	24	48	98	103
Income (loss) before income taxes	30,787	13,039	76,227	(4,217)
Income tax expense (benefit)	12,115	5,765	30,026	(90)
Net income (loss)	$18,672	$7,274	$46,201	$(4,127)
Net income (loss) per share
Basic	$1.08	$0.44	$2.67	$(0.25)
Diluted	$1.03	$0.42	$2.52	$(0.25)
Weighted average shares outstanding
Basic	17,218	16,538	17,319	16,367
Diluted	18,120	17,517	18,325	16,367 (1)

(1)	Common equivalent shares are excluded from the diluted loss per share calculation as their effect is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$18,672	$7,274	$46,201	$(4,127)
Other comprehensive loss, net of tax:
Unrealized loss on investments	(7)	(1)	(3)	(15)
Comprehensive income (loss)	$18,665	$7, 273	$46,198	$(4,142)

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$46,201	$(4,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,922	5,169
Stock-based compensation expense	24,755	9,104
Deferred income tax expense (benefit)	26,724	(872)
Stock option windfall tax benefit	(9,771)	—
Accretion of debt issuance costs	279	—
Contingent consideration	—	26,027
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(3,843)	(2,970)
Other current assets	(1,275)	(1,934)
Other assets	(508)	(767)
Deferred revenue	2,122	162
Accounts payable and accrued expenses	5,350	5,171
Net cash provided by operating activities	103,956	34,963
Investing activities:
Sale of short-term investments	6,988	3,918
Purchase of short-term investments	—	(977)
Sale of long-term investments	77	1,064
Purchase of long-term investments	(15)	—
Acquisition of Endicia	(573)	—
Acquisition of ShippingEasy, net of cash acquired	(55,447)	—
Acquisition of property and equipment	(2,903)	(1,652)
Net cash (used in) provided by investing activities	(51,873)	2,353
Financing activities:
Proceeds from short term financing obligation, net of repayments	2,713	1,815
Principal payments on term loan	(3,092)	—
Payment on revolving credit facility	(10,000)	—
Proceeds from exercise of stock options	9,773	7,940
Issuance of common stock under Employee Stock Purchase Plan	2,181	1,555
Repurchase of common stock	(47,411)	—
Stock option windfall tax benefit	9,771	—
Net cash (used in) provided by financing activities	(36,065)	11,310
Net increase in cash and cash equivalents	16,018	48,626
Cash and cash equivalents at beginning of period	65,126	40,933
Cash and cash equivalents at end of period	$81,144	$89,559

Supplemental Information:
Capital expenditures accrued but not paid at period end	$122	$6
Tenant improvement allowance	$676	$—
Income taxes paid	$2,723	$835
Issuance of 2015 and 2014 earn-out shares (see Note -2 “Acquisitions”)	$63,209	$9,225
Non cash adjustment of purchase price for Endicia acquisition	$372	$—

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

In our opinion, these unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and our cash flows for the nine months ended September 30, 2016.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc., Auctane LLC, Interapptive, Inc., PSI Systems Inc., ShippingEasy Group, Inc., and PhotoStamps Inc.  In June 2014, we completed our acquisition of 100% of the outstanding equity of Auctane LLC, the Texas limited liability company that operates ShipStation (“Auctane LLC” or “ShipStation”) in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers monthly subscription based e-commerce shipping software primarily under the brands ShipStation and Auctane.  In August 2014, we completed our acquisition of 100% of the outstanding equity of Interapptive, Inc., a Missouri corporation, that operates ShipWorks (“Interapptive, Inc.” or “ShipWorks”) in a cash transaction.  ShipWorks, based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software.  In November 2015, we completed our acquisition of 100% of the outstanding shares of PSI Systems, Inc. (“Endicia”).  Endicia, based in Palo Alto, California, is a leading provider of high volume shipping technologies and solutions for shipping with the United States Postal Service (“USPS”). In July 2016, we completed our acquisition of 100% of the outstanding shares of ShippingEasy Group, Inc. (“ShippingEasy”).  ShippingEasy, based in Austin, Texas, offers web-based multi-carrier shipping software that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. See Note 2– “Acquisitions” for further discussion of our acquisitions.

Because 100% of the voting control of Auctane LLC, Interapptive, Inc. PSI Systems, Inc., and ShippingEasy Group, Inc. is held by us, we have consolidated ShipStation, ShipWorks, Endicia and ShippingEasy from the date we obtained control in the accompanying consolidated financial statements. Similarly, due to our 100% control of PhotoStamps, Inc., PhotoStamps Inc. is also consolidated in the accompanying consolidated financial statements from the date of its inception. All significant intercompany accounts and transactions have been eliminated.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In 2015 the fair value of the contingent consideration related to our acquisition of ShipStation was determined based on a probability weighted method, which incorporated management’s forecasts of financial measures related to ShipStation and the likelihood of the financial measure targets related to such acquisition being achieved using a series of options that replicated the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.  Changes in the fair value of the contingent consideration obligations resulted from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impacted the discount rate used in the fair valuation. Significant judgment was employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period during 2015. See Note 2 – “Acquisitions” for a further description of the contingent consideration relating to ShipStation.

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

Business Combinations

The acquisition method of accounting is used for business combinations. The results of operations of acquired businesses are included in our consolidated financial statements prospectively from the date of acquisition. The fair value of purchase consideration is allocated to the assets acquired and liabilities assumed from the acquired entity and is generally based on their fair value at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Historically the primary items that have generated goodwill include anticipated synergies between the acquired business and the Company and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses are recognized in our consolidated financial statements as incurred.

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  We are required to test goodwill for impairment annually and whenever events or circumstances indicate the fair value of a reporting unit may be below its carrying value.  Goodwill is reviewed for impairment annually on October 1. A reporting unit is the operating segment or a business that is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. As of September 30, 2016, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual impairment analysis.

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

Deferred Revenue

Our deferred revenue relates mainly to service revenue and PhotoStamps retail boxes.  Deferred revenue related to our service revenue generally arises due to the timing of payment versus the provision of services for certain customers billed in advance.  We previously sold PhotoStamps retail boxes to our customers through our website and selected third parties.  Proceeds from the sale of our PhotoStamps retail boxes were initially recorded as a liability when received. We recorded the liability for outstanding PhotoStamps retail boxes in deferred revenue. We no longer sell PhotoStamps retail boxes.

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

Customized postage revenue, which includes the face value of postage, from the sale of PhotoStamps and PictureItPostage sheets and rolls is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier and revenue is recognized at that time. Sale of PhotoStamps retail boxes are initially recorded as deferred revenue.  PhotoStamps revenue related to the sale of these PhotoStamps retail boxes is subsequently recognized when either: 1) the PhotoStamps retail box is redeemed; or 2) the likelihood of the PhotoStamps retail box being redeemed is deemed remote (“breakage”) and there is no legal obligation to remit the value of the unredeemed PhotoStamps retail boxes.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. During the three and nine months ended September 30, 2016 and 2015 revenue from such advertising arrangements was not significant.

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance brokers. We recognize revenue on insurance purchases upon the ship date of the insured package.

PhotoStamps Retail Boxes

We previously sold PhotoStamps retail boxes that are redeemable for PhotoStamps on our website.  The PhotoStamps retail boxes were sold through various third party retail partners. We no longer sell PhotoStamps retail boxes. Our PhotoStamps retail boxes are not subject to administrative fees on unredeemed boxes and have no expiration date.  PhotoStamps retail box sales were recorded as deferred revenue.  We concluded that sufficient company-specific historical evidence existed to determine the period of time after which the likelihood of the PhotoStamps retail boxes being redeemed was remote.  Based on our analysis of the redemption data, we estimate that period of time to be 60 months after the sale of our PhotoStamps retail boxes.

We recognize breakage revenue related to our PhotoStamps retail boxes utilizing the redemption recognition method. Under the redemption recognition method, we recognize breakage revenue from unredeemed retail boxes in proportion to the revenue recognized from the retail boxes that have been redeemed.  Revenue from our PhotoStamps retail boxes is included in Customized postage revenue. PhotoStamps retail box breakage revenue was not significant during the three and nine months ended September 30, 2016 and 2015.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets, which are primarily comprised of U.S. Federal and State tax loss carry-forwards, to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of September 30, 2016 and December 31, 2015 we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold and we will realize our tax loss carry-forwards in the foreseeable future.

Short-Term Financing Obligation

We utilize short-term financing, which is separate from our debt, to fund certain company operations.  Short-term financing is included in accrued expenses.  As of September 30, 2016 we had $16 million in short-term financing obligations and $120 million of unused credit.  As of December 31, 2015 we had $13.3 million in short-term financing obligations and $34.2 million of unused credit.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so the companies may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

ShippingEasy Acquisition

On July 1, 2016, we completed our acquisition of ShippingEasy Group, Inc. (“ShippingEasy”) when our wholly owned subsidiary was merged with and into ShippingEasy, resulting in our 100% ownership of ShippingEasy.  The merger agreement provided for us to pay $55.0 million in aggregate merger consideration to the former owners of ShippingEasy, payable in cash. The purchase price was subject to adjustments for changes in ShippingEasy’s net working capital.  The net purchase price including adjustments for net working capital totaled approximately $55.4 million and was funded from current cash and investment balances.

In connection with the acquisition, we issued performance based inducement equity awards to each of the General Manager and Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The two and one-half year period is divided into three phases consisting of the six months ended December 31, 2016 and each of the twelve months ended December 31, 2017 and 2018. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. The stock-based compensation expense associated with the performance based inducement equity award will be recognized ratably over each phase based on the estimated probable achievement of each financial target. The awards are a material inducement to the General Manager and Chief Technology Officer entering into employment agreements with Stamps.com in connection with the acquisition of ShippingEasy. We determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 is probable, therefore, we recognized approximately $946,000 of stock-based compensation expense for these inducement equity awards during the three months ended September 30, 2016. The $946,000 stock-based compensation expense recognized represents 50% of the total performance based inducement equity award for the first phase.

We also issued inducement stock option grants for an aggregate of approximately 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy. Each option vests 25% on the one year anniversary of the July 1, 2016 grant date with the remaining 75% vesting in approximately equal monthly increments over the immediately succeeding thirty-nine months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of July 1, 2016. The stock options were granted as inducements material to the new employees entering into employment with Stamps.com in connection with the acquisition of ShippingEasy. The related stock-based compensation expense we recognized during the three months ended September 30, 2016 was not material.

The total net purchase price for the ShippingEasy acquisition is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The preliminary allocation of purchase consideration is subject to change based on finalizing the deferred tax liability and the valuation of the intangible assets as of the date of acquisition. The following table is the allocation of the preliminary purchase price (in thousands, except years):

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	Fair Value	Fair Value	Useful Life (In Years)	Weighted Average Estimated Useful Life (In Years)
Trade accounts receivable	$1,194
Other assets	76
Property and equipment	40
Goodwill	40,780
Identifiable intangible assets:
Trade name		$1,304	8
Developed technology		6,948	5
Customer relationship		6,316	5
Non-compete agreements		1,111	3 to 5
Total identifiable intangible assets	15,679			5
Accrued expenses and other liabilities	(707)
Deferred revenue	(185)
Deferred tax liability	(1,430)
Total purchase price	$55,447

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and ShippingEasy. Such synergies include estimated cost reductions and enhanced sales which are expected to drive increased volume. The identified intangible assets consist of trade names, developed technology, non-compete agreements and customer relationships.  The estimated fair values of the trademark and developed technology were determined using the “relief from royalty” method.  The estimated fair value of the non-compete agreements was determined using the “with and without” method.  The estimated fair value of customer relationship was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 23% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Trademark, developed technology, non-compete and customer relationship is amortized on a straight-line basis over their estimated useful lives.  The amortization of acquired intangibles will be approximately $761,000 per quarter for the remaining estimated useful lives.  The intangible assets and goodwill recorded in this acquisition are not deductible for tax purposes.

For the three and nine months ended September 30, 2016, the Company incurred approximately $111,000 and $604,000, respectively in acquisition expenses. These costs are included in general and administrative expense on our Consolidated Statements of Operations.

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

The following table presents the pro-forma financial information (in thousands, except per share amounts) and assumes the acquisition of ShippingEasy occurred on January 1, 2015:

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$92,559	$53,133	$264,664	$147,517
Income from operations	31,702	12,143	80,137	(7,580)
Net income	18,744	6,705	46,846	(6,192)
Basic earnings per share	$1.09	$0.41	$2.70	$(0.38)
Diluted earnings per share	$1.03	$0.38	$2.56	$(0.38)

Endicia Acquisition

On March 22, 2015 we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Endicia, and Newell Rubbermaid Inc., a Delaware corporation (“Newell”).  The Stock Purchase Agreement provided for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly owned indirect subsidiary of Newell for an aggregate purchase price of $215 million in cash (the “Transaction”).  The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, we closed the Transaction on November 18, 2015.

As part of the funding of our acquisition of Endicia, we entered into a credit agreement with a group of banks on November 18, 2015, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (collectively, the “Credit Agreement”) to fund our acquisition of Endicia. The Credit Agreement is secured by substantially all of our assets. We funded our acquisition with cash of $56.5 million and debt from our Credit Agreement of $164.5 million, totaling $221.0 million. The $221.0 million consists of the following: 1) purchase price of $214.2 million; 2) $1.5 million of debt issuance costs; and 3) the transfer of Endicia’s ending cash balance on November 17, 2015 of $5.3 million.  Total debt issuance costs of $1.8 million, which includes $300,000 of costs incurred prior to closing, were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Our Credit Agreement matures on November 18, 2020.

As of September 30, 2016 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $78.4 million under the term loan and approximately $72.0 million under the revolving credit facility.  Because we have a letter of credit of approximately $510,000 relating to a facility lease, we have approximately $10.0 million of available and unused borrowings under the revolving credit facility as of September 30, 2016.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and Endicia.  Such synergies include estimated cost reductions and enhanced sales and customer support which are expected to drive increased volume.  The entire amount of goodwill recorded in this acquisition is being deducted for tax purposes ratably over a 15 year period.  The identified intangible assets consist of trade name, developed technology and customer relationships.  The estimated fair values of the trade name and developed technology were determined using the “relief from royalty” method.  The estimated fair value of customer relationship was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 20% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Developed technology and customer relationship is being amortized on a straight-line basis over their estimated useful lives.  The amortization of acquired intangibles is being approximately $2.5 million per quarter for the remaining estimated useful lives.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ShipWorks Acquisition

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive Inc., which operates ShipWorks, in a cash transaction.  ShipWorks, based in St. Louis, Missouri, offers monthly subscription based e-commerce shipping software that provides simple, powerful and easy to use solutions for online sellers. ShipWorks solutions integrate with over 50 popular online sales and marketplace systems including eBay, PayPal, Amazon, Yahoo! and others.  ShipWorks offers multi-carrier shipping options and features including sending email notifications to buyers, updating online order status, generating reports and many more. During the fourth quarter of 2014, we adjusted the purchase price of ShipWorks by approximately $69,000.

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

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and ShipWorks.  The entire amount of goodwill recorded in this acquisition is being deducted for tax purposes ratably over a 15 year period.  The identified intangible assets consist of trademarks, developed technology, non-compete agreements and customer relationships.  The estimated fair values of the trademark and developed technology were determined using the “relief from royalty” method.  The estimated fair value of the non-compete was determined using the “with and without” method.  The estimated fair value of customer relationship was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 13% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Trademark, developed technology, non-compete and customer relationship is amortized on a straight-line basis over their estimated useful lives.  The amortization of acquired intangibles is approximately $200,000 per quarter for the remaining estimated useful lives.

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

The performance linked earn-out payment of Stamps.com shares (or contingent consideration) to former equity members of Auctane LLC was based on the achievement of certain financial measures within a future time period.  There were two periods in which the earn-out payment was calculated. The first earn-out period was based on the achievement of certain financial measures during the nine months ended December 31, 2014.  The second earn-out period was based on the achievement of certain financial measures during the twelve months ended December 31, 2015.  The range of Stamps.com shares available for the performance linked earn-out for both periods was between 576,675 to 768,900 shares provided that a minimum threshold for the financial measures was achieved. The first earn-out payment totaled 192,225 shares and was made in the first quarter of 2015.  The second earn-out payment totaled 576,675 shares and was made in the first quarter of 2016.  The fair value of the contingent consideration was determined at the acquisition date based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.

The total purchase price of the acquired company was allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The following table sets forth the final allocation of the purchase price (in thousands, except years):

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and ShipStation.  The entire amount of goodwill recorded in this acquisition is being deducted for tax purposes ratably over a 15 year period.  The identified intangible assets consist of trademarks, developed technology, non-compete agreements and customer relationships.  The estimated fair values of the trademark and developed technology were determined using the “relief from royalty” method.  The estimated fair value of the non-compete was determined using the “with and without” method.  The estimated fair value of customer relationship was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Trademark, developed technology, non-compete and customer relationship is amortized on a straight-line basis over their estimated useful lives.  The amortization of acquired intangibles is approximately $500,000 per quarter for the remaining estimated useful lives.

Under ASC 805, we are required to re-measure the fair value of the contingent consideration at each reporting period.  During the 2015 periods, the fair value of the contingent consideration was determined based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.   Increases or decreases in the fair value of the contingent consideration can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impact the discount rate used in the fair valuation. Significant judgment was employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.  We recognized $13.6 million and $24.1 million of contingent consideration charges during the three and nine months ended September 30, 2015, respectively.  As of December 31, 2015, the fair value of the contingent consideration was calculated by multiplying the expected earn-out shares to be distributed by our stock price at December 31, 2015. The fair value of the contingent consideration for the ShipStation acquisition was $63.2 million as of December 31, 2015, the final measurement date. No increases or decreases to the fair value of the contingent consideration were made following December 31, 2015 and prior to the second and final earn-out payment in the first quarter of 2016.

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

Although management at present believes that the ultimate outcome of the various routine proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. An unfavorable outcome for an amount in excess of management’s present expectations may result in a material adverse impact on our business, results of operations, financial position, and overall trends.

Commitments

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments), which consist only of future minimum lease payments under operating leases as of September 30, 2016 (in thousands):

Twelve Month Period Ending September 30,	Operating Lease Obligation
2017	$3,845
2018	3,985
2019	1,626
2020	1,389
2021	1,204
Thereafter	198
Total	$12,247

4.	Net Income (loss) per Share

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

The following table reconciles share amounts utilized to calculate basic and diluted net income (loss) per share (in thousands, except per share data):

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$18,672	$7,274	$46,201	$(4,127)

Basic - weighted average common shares	17,218	16,538	17,319	16,367
Diluted effect of common stock equivalents	902	979	1,006	— (1)
Diluted - weighted average common shares	18,120	17,517	18,325	16,367

Earnings (loss) per share:
Basic	$1.08	$0.44	$2.67	$(0.25)
Diluted	$1.03	$0.42	$2.52	$(0.25)

(1) Common equivalent shares are excluded from the diluted net loss per share calculation as their effect is anti-dilutive.

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive stock options	514	64	269	2,990

5.	Stock-Based Employee Compensation

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and recognize stock-based compensation expense during each period based on the value of that portion of share-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. We estimate forfeitures at the time of grant based on historical data and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recognized for all employee stock options granted is recognized using the straight-line method over their respective vesting periods of up to five years. Starting in the third quarter of 2016, our stock-based compensation expense included performance based inducement equity awards relating to the ShippingEasy acquisition as described in Note 2 - Acquisitions.

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense relating to:
Employee and director stock options	$8,525	$2,899	$23,960	$8,701
Employee stock purchases	297	162	795	403
Total stock-based compensation expense	$8,822	$3,061	$24,755	$9,104

Stock-based compensation expense relating to:
Cost of revenues	$476	$221	$1,351	$589
Sales and marketing	1,734	766	5,322	2,341
Research and development	1,916	641	4,696	1,806
General and administrative	4,696	1,433	13,386	4,368
Total stock-based compensation expense	$8,822	$3,061	$24,755	$9,104

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.0%	1.0%	1.0%	1.0%
Expected volatility	47%	46%	48%	46%
Expected life (in years)	3.4	3.4	3.4	3.4
Expected forfeiture rate	6%	6%	6%	6%

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.

The following table summarizes goodwill as of December 31, 2015 and September 30, 2016 (in thousands):

2016
Goodwill balance at December 31, 2015	$197,807
Purchase price adjustment (see Note 2– “Acquisitions”)	945
Acquisition of ShippingEasy (see Note 2– “Acquisitions”)	40,780
Goodwill balance at September 30, 2016	$239,532

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, trade names, lease-in-place intangible assets, developed technology, non-compete agreements and customer relationships totaling approximately $125.4 million and $109.7 million in gross carrying amount as of September 30, 2016 and December 31, 2015, respectively.  Non-amortizable assets of $11.4 million consist primarily of trade name relating to the Endicia acquisition.

The following table summarizes our amortizable intangible assets as of September 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,763	$126
Customer Relationships	60,816	9,696	51,120
Technology	40,048	4,801	35,247
Non-Compete	2,211	652	1,559
Trademark	2,004	398	1,606
Total amortizable intangible assets at September 30, 2016	$113,968	$24,310	$89,658

We recorded amortization of intangible assets totaling approximately $10.5 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively, which is included in general and administrative expense in our accompanying consolidated statements of operations.

As of September 30, 2016, the remaining weighted average amortization period for our amortizable intangible assets is approximately 5.8 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending September 30,	Estimated Amortization Expense
2017	$16,038
2018	15,964
2019	15,623
2020	15,545
2021	14,422
Thereafter	12,066
Total	$89,658

7.	Income Taxes

Our income tax expense was $12.1 million and $30 million for the three and nine months ended September 30, 2016, respectively.  Our tax expense was primarily attributable to our pre-tax income resulting in current tax expense consisting of federal alternative minimum tax and various state taxes and our deferred income tax expense for the utilization of net operating losses and other temporary differences. We had income tax expense of $5.8 million and income tax benefit of $90,000 during the three and nine months ended September 30, 2015, respectively.  Our income tax expense and tax benefit during the three and nine months ended September 30, 2015, respectively, were primarily attributable to our pre-tax income and pre-tax losses during those periods including deferred income taxes.  Our effective tax rate differs from statutory federal rate as a result of several factors including non-temporary differences and state and local income taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  As of September 30, 2016 and December 31, 2015, we do not have any valuation allowance against our deferred tax assets.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following table summarizes our financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$81,144	$81,144	$—	$—
Available-for-sale debt securities	3,029	—	3,029	—
Total	$84,173	$81,144	$3,029	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$65,126	$65,126	$—	$—
Available-for-sale debt securities	10,082	—	10,082	—
Total	$75,208	$65,126	$10,082	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers.

As of December 31, 2015 we had $63.2 million of contingent consideration relating to our acquisition of ShipStation that was required to be measured at fair value using quoted prices in active markets (level 1) because the contingencies had been resolved as of that date. As of September 30, 2016, we had no contingent consideration.

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

Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities, and public corporate debt securities at September 30, 2016 and December 31, 2015. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method.  There was no material realized gain or loss with respect to our investments during the three and nine months ended September 30, 2016. Unrealized gains and losses are included as a separate component of stockholders' equity.  We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases. We have 3 securities with a total fair value of $27,000 that have unrealized losses of approximately $2,000 as of September 30, 2016.

On at least a quarterly basis, we evaluate our available for sale securities, and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three and nine months ended September 30, 2016, after evaluating a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost
•	The financial condition of the issuers
•	Significant rating agency changes on the issuer
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables summarize our cash, cash equivalents and investments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$77,726	—	—	$77,726
Money market	3,418	—	—	3,418
Total cash and cash equivalents	81,144	—	—	81,144
Short-term investments:
Corporate bonds and asset backed securities	3,014	18	(3)	3,029
Total short-term investments	3,014	18	(3)	3,029
Long-term investments:
Corporate bonds and asset backed securities	—	—	—	—
Total long-term investments	—	—	—	—
Cash, cash equivalents and investments	$84,158	18	(3)	$84,173

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$63,593	—	—	$63,593
Money market	1,533	—	—	1,533
Total cash and cash equivalents	65,126	—	—	65,126
Short-term investments:
Corporate bonds and asset backed securities	8,549	7	(3)	8,553
Total short-term investments	8,549	7	(3)	8,553
Long-term investments:
Corporate bonds and asset backed securities	1,515	17	(3)	1,529
Total long-term investments	1,515	17	(3)	1,529
Cash, cash equivalents and investments	$75,190	24	(6)	$75,208

The following table summarizes contractual maturities of our marketable fixed-income securities as of September 30, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$3,014	$3,029
Due after one year	—	—
Total	$3,014	$3,029

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Report”) contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “seeks,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,” ”should,” “will,” “may” or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements.  We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, us at the respective times they are made.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends and uncertainties and other factors that may be beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

Our pending and registered trademarks include Stamps.com, Endicia, ShipStation, ShipWorks, ShippingEasy, NetStamps, Stamps.com Internet Postage, PhotoStamps, PictureItPostage, Photo NetStamps and the Stamps.com logo. This Report also references trademarks of other entities.  References in this Report to “we” “us” “our” or “Company” are references to Stamps.com Inc. and its subsidiaries.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions.  Under the Stamps.com and Endicia® branded solutions, our customers use our service to mail and ship a variety of mail pieces, including postcards, envelopes, flats and packages, using a wide range of United States Postal Service (“USPS”) mail classes, including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others.  Customers using our service receive discounted postage rates compared to USPS retail on certain mail pieces such as First Class letters and domestic and international Priority Mail and Priority Mail Express packages.  Our customers include individuals, small businesses, home offices, medium-size businesses and large enterprises.  We were the first ever USPS-licensed vendor to offer mailing and shipping in a software-only business model in 1999.  We also offer multi-carrier shipping solutions under the brand names ShipStation®, ShipWorks® and ShippingEasyTM.

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

Services and Products

Mailing and Shipping Business

We offer the following mailing and shipping products and services to our customers under the Stamps.com, Endicia, ShipStation, ShipWorks and ShippingEasy brands:

•
USPS Mailing and Shipping Services. After completing the registration process, customers can purchase and print postage 24 hours a day, seven days a week, through our software or web interface. Typically, customers fund an account balance prior to using our service. The customer then draws down their prepaid account balance as they print postage and repurchase postage as necessary. Our USPS-approved mailing and shipping services enables users to print “electronic stamps” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our services currently support a variety of USPS mail classes. Customers can also add to their mail pieces USPS Special Services such as USPS TrackingTM, Signature ConfirmationTM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery. Our customers can print postage (1) on NetStamps® labels or DYMO Stamps® labels, which can be used just like regular stamps, (2) directly on envelopes, postcards or on other types of mail or labels, in a single step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

For added convenience, our mailing and shipping services incorporate address verification technology that verifies each destination address for mail sent using our service against a database of all known addresses in the United States. Our mailing and shipping services are also integrated with common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. We also offer several different versions of NetStamps labels, such as Themed NetStamps labels and Photo NetStamps® labels, which allow customers to add stock or custom designs to their postage label.

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

•
Multi-Carrier Shipping Services.  We offer multi-carrier shipping solutions through our ShipStation, ShipWorks and ShippingEasy brands as a result of our acquisitions.  The ShipStation, ShipWorks and ShippingEasy platforms offer leading solutions for medium and high volume shippers such as warehouses, fulfillment houses, e-commerce shippers, large retailers, and other types of high volume shippers that may need more than just the USPS for their business.

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

Acquisitions

ShippingEasy

On June 16, 2016, we entered into a definitive agreement to acquire ShippingEasy for approximately $55.0 million. ShippingEasy, an Austin, Texas based company offers web-based multi-carrier shipping software that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShippingEasy's solution features integrations with more than 40 leading marketplaces, shopping carts, and e-commerce platforms, allowing its customers to import and export fulfillment and tracking data in real time across all of their selling channels. ShippingEasy currently has integrations with eBay, PayPal, Amazon, Shopify, BigCommerce, Magento, Volusion, Jane.com and many others. ShippingEasy's solution downloads orders from all selling channels and automatically maps custom shipping preferences, rates and delivery options across all of its supported carriers. ShippingEasy's easy-to-use solution also includes complimentary access to shipping specialists, helping merchants to streamline workflow and save on shipping costs.

On July 1, 2016, we completed our acquisition of ShippingEasy for approximately $55 million.  The purchase price was subject to adjustments for changes in ShippingEasy’s net working capital.  The net purchase price including adjustments for net working capital totaled approximately $55.4 million and was funded from current cash and investment balances.

In connection with the acquisition we issued performance based inducement equity awards to Katie May, who would serve as General Manager of ShippingEasy, and Barry Cox, who would serve as Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each to Ms. May and Mr. Cox if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. The awards are a material inducement to Ms. May and Mr. Cox entering into employment agreements with Stamps.com in connection with the acquisition.

We also issued inducement stock option grants for an aggregate of 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy. Each option vests 25% on the one year anniversary of the July 1, 2016 grant date with the remaining 75% vesting in approximately equal monthly increments over the immediately succeeding thirty-nine months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of July 1, 2016. The stock options were granted as inducements material to the new employees entering into employment with Stamps.com. See Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Endicia

On March 22, 2015 we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with PSI Systems, Inc., a California corporation d/b/a Endicia (“Endicia”), and Newell Rubbermaid Inc., a Delaware corporation (“Newell”).  Endicia, based in Palo Alto, California, is a leading provider of high volume shipping technologies and solutions for shipping with the USPS.  The Stock Purchase Agreement provided for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly owned indirect subsidiary of Newell for an aggregate purchase price of approximately $215 million in cash (the “Transaction”).  The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, we closed the Transaction on November 18, 2015.

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

Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the three and nine months ended September 30, 2016 include operations of Endicia, ShipStation and ShipWorks. The results of our operations also include ShippingEasy’s operation beginning on the July 1, 2016 acquisition date.  The results of our operations during the three and nine months ended September 30, 2015 do not include the operations of Endicia or ShippingEasy.  Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of Endicia and ShippingEasy with those that do not include such operations.

Three and Nine Months Ended September 30, 2016 and 2015

Total revenue increased 79% to $92.6 million in the three months ended September 30, 2016 from $51.7 million in the three months ended September 30, 2015. Total revenue increased 79% to $258.4 million in the nine months ended September 30, 2016 from $144.1 million in the nine months ended September 30, 2015. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $87.6 million in the three months ended September 30, 2016, an increase of 78% from $49.2 million in the three months ended September 30, 2015 and was $248.3 million in the nine months ended September 30, 2016, an increase of 78% from $139.5 million in the nine months ended September 30, 2015. Customized postage revenue increased 98% to $4.9 million in the three months ended September 30, 2016 from $2.5 million in the three months ended September 30, 2015 and was $10.0 million in the nine months ended September 30, 2016, an increase of 120% from $4.5 million in the nine months ended September 30, 2015.

The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2016 and 2015 and the resulting percentage change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues
Service	$78,871	$42,470	86%	$220,567	$118,497	86%
Product	4,703	4,193	12%	15,109	13,206	14%
Insurance	4,050	2,513	61%	12,643	7,806	62%
Mailing and shipping revenue	87,624	49,176	78%	248,319	139,509	78%
Customized postage	4,912	2,484	98%	10,016	4,545	120%
Other	23	9	156%	74	27	174%
Total revenues	$92,559	$51,669	79%	$258,409	$144,081	79%

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

The following table sets forth the growth in paid customers and average quarterly revenue per paid customer for our mailing and shipping business (in thousands except average quarterly revenue per paid customer and percentage):

	Three months ended September 30,
	2016	2015	% Change
Paid customers for the quarter	648	569	14%
Average quarterly revenue per paid customer	$45.05	$28.81	56%
Mailing and shipping revenue	$87,624	$49,176	78%

The increase in paid customers is primarily the result of (1) our increased spending in our mailing and shipping sales and marketing channels, (2) a reduction in our paid customer churn rates and (3) the addition of paid customers from Endicia and ShippingEasy as a result of our acquisitions in the fourth quarter of 2015 and third quarter of 2016, respectively.

The increase in our average revenue per paid customer (“ARPU”) was primarily the result of (1) the addition of paid customers from our acquisition of Endicia and ShippingEasy where the ARPU for those paid customers is higher as compared to the ARPU from the existing Stamps.com customers, and (2) the growth in our high volume shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Service	$78,871	$42,470	$220,567	$118,497
Product	4,703	4,193	15,109	13,206
Insurance	4,050	2,513	12,643	7,806
Customized postage	4,912	2,484	10,016	4,545
Other	23	9	74	27
Total revenues	$92,559	$51,669	$258,409	$144,081
Revenue as a percentage of total revenues
Service	85.2%	82.2%	85.4%	82.2%
Product	5.1%	8.1%	5.8%	9.2%
Insurance	4.4%	4.9%	4.9%	5.4%
Customized postage	5.3%	4.8%	3.9%	3.2%
Other	0.0%	0.0%	0.0%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

Service revenue increased 86% to $78.9 million in the three months ended September 30, 2016 from $42.5 million in the three months ended September 30, 2015 and increased 86% to $220.6 million in the nine months ended September 30, 2016 from $118.5 million in the nine months ended September 30, 2015. The 86% increase in service revenue during the quarter consisted of a 14% increase in our quarterly average paid customers and 63% increase in our average service revenue per paid customer.

The increase in paid customers is primarily the result of (1) our increased spending in our mailing and shipping sales and marketing channels, (2) a reduction in our paid customer churn rates and (3) the addition of paid customers from Endicia and ShippingEasy as a result of our acquisitions in the fourth quarter of 2015 and third quarter of 2016, respectively.

The increase in our average service revenue per paid customer was primarily the result of (1) our acquisition of Endicia and ShippingEasy, where the average service revenue per paid customer are higher as compared to the average service revenue per paid customer for existing Stamps.com customers and (2) the growth in our high volume shipping business where our average service revenue per paid customer reflects our ability to better monetize postage volume for shippers as compared to monthly flat rate subscription fees for traditional small business customers.

Product revenue increased 12% to $4.7 million in the three months ended September 30, 2016 from $4.2 million in three months ended September 30, 2015 and increased 14% to $15.1 million in the nine months ended September 30, 2016 from $13.2 million in the nine months ended September 30, 2015. The increase is primarily attributable to an increase in (1) the addition of product revenue from our Endicia acquisition, and (2) sales of mailing and shipping labels and supplies as we continue to grow our customer base. Postage printed typically helps drive sales of consumable supplies such as labels. Total postage printed by customers using our mailing and shipping solutions in the third quarter of 2016 was approximately $1.2 billion, a 113% increase from the $547 million printed during the third quarter of 2015. Postage printed by customers was approximately $3.6 billion and $1.7 billion during the nine months ended September 30, 2016 and 2015, respectively, an increase of 116%.

Insurance revenue increased 61% to $4.1 million in the three months ended September 30, 2016 from $2.5 million in the three months ended September 30, 2015 and increased 62% to $12.6 million in the nine months ended September 30, 2016 from $7.8 million in nine months ended September 30, 2015. The increase in insurance revenue was primarily attributable to our acquisitions whose solutions target shipping customers who are more likely than mailing customers to purchase insurance.

Customized postage revenue increased 98% to $4.9 million in the three months ended September 30, 2016 from $2.5 million in the three months ended September 30, 2015 and increased 120% to $10.0 million in the nine months ended September 30, 2016 from $4.5 million in the nine months ended September 30, 2015.  The increase was primarily attributable to (1) an increase in PhotoStamps high volume business orders and (2) the addition of PictureItPostage as a result of our Endicia acquisition. The increase in customized postage revenue was partially offset by a decrease in PhotoStamps revenue from orders placed through the PhotoStamps website. The decrease in revenue from website orders is primarily attributable to a reduction in our PhotoStamps sales and marketing spending.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenues for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues
Service	$9,903	$6,809	$28,054	$19,775
Product	1,579	1,364	5,019	4,400
Insurance	1,291	896	3,920	2,746
Customized postage	3,954	2,120	8,076	3,831
Total cost of revenues	$16,727	$11,189	$45,069	$30,752
Cost as percentage of associated revenues
Service	12.6%	16.0%	12.7%	16.7%
Product	33.6%	32.5%	33.2%	33.3%
Insurance	31.9%	35.7%	31.0%	35.2%
Customized postage	80.5%	85.3%	80.6%	84.3%
Total cost as a percentage of total revenues	18.1%	21.7%	17.4%	21.3%

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

Cost of service revenue increased 45% to $9.9 million in the three months ended September 30, 2016 from $6.8 million in the three months ended September 30, 2015 and increased 42% to $28.1 million in the nine months ended September 30, 2016 from $19.8 million in the nine months ended September 30, 2015.  The increase was primarily attributable to higher customer service costs to support our growing customer base and higher credit card processing fees associated with our higher revenue offset by the decrease in our promotional expense.  Promotional expenses, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer's lifetime. As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period. Promotional expense decreased 28% to $583,000 in the three months ended September 30, 2016 from $814,000 in the three months ended September 30, 2015 and decreased 34% to $1.8 million in the nine months ended September 30, 2016 from $2.8 million in the nine months ended September 30, 2015.

Cost of product revenue increased 16% to $1.6 million in the three months ended September 30, 2016 from $1.4 million in the three months ended September 30, 2015 and increased 14% to $5.0 million in the nine months ended September 30, 2016 from $4.4 million in the nine months ended September 30, 2015. The increase in cost of product revenue was primarily attributable to the increase in product revenue over the same time period. The increase in cost of product revenue was in-line with the increase in product revenue over the same time period.

Cost of insurance revenue increased 44% to $1.3 million in the three months ended September 30, 2016 from $896 thousand in the three months ended September 30, 2015 and increased 43% to $3.9 million in the nine months ended September 30, 2016 from $2.7 million in the nine months ended September 30, 2015.  The increase in cost of insurance revenue resulted from growth in the number of insurance transactions, which was primarily attributable to our acquisitions.

Cost of customized postage revenue increased 87% to $4.0 million in the three months ended September 30, 2016 from $2.1 million in the three months ended September 30, 2015 and increased 111% to $8.1 million in the nine months ended September 30, 2016 from $3.8 million in the nine months ended September 30, 2015. The increase in cost of customized postage revenue is primarily due to the increase in our customized postage revenue.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Sales and marketing	$18,229	$11,341	$59,708	$37,898
Research and development	9,111	4,758	25,579	13,720
General and administrative	16,901	9,470	49,276	30,004
Contingent consideration charges	—	1,920	—	26,027
Legal settlements and reserves	—	—	—	10,000
Total operating expenses	$44,241	$27,489	$134,563	$117,649
Operating expenses as a percent of total revenue:
Sales and marketing	19.7%	21.9%	23.1%	26.3%
Research and development	9.8%	9.2%	9.9%	9.5%
General and administrative	18.3%	18.3%	19.1%	20.8%
Contingent consideration charges	0.0%	3.7%	0.0%	18.1%
Legal settlements and reserves	0.0%	0.0%	0.0%	6.9%
Total operating expenses as a percentage of total revenues	47.8%	53.2%	52.1%	81.7%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing, and business development activities.  Sales and marketing expense increased 61% to $18.2 million in the three months ended September 30, 2016 from $11.3 million in the three months ended September 30, 2015 and increased 58% to $59.7 million in the nine months ended September 30, 2016 from $37.9 million in the nine months ended September 30, 2015. The increase is primarily due to (1) the addition of sales and marketing expense from our Endicia and ShippingEasy acquisitions, (2) an increase in stock-based compensation expense and (3) an increase in sales and marketing spending and activity in our mailing and shipping business as we continued to focus on acquiring customers.  Our sales and marketing programs include direct sales, customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing, and traditional advertising.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software. Research and development expense increased 91% to $9.1 million in the three months ended September 30, 2016 from $4.8 million in the three months ended September 30, 2015 and increased 86% to $25.6 million in the nine months ended September 30, 2016 from $13.7 million in the nine months ended September 30, 2015. The increase is primarily due to (1) the addition of research and development expense from our Endicia and ShippingEasy acquisitions and (2) an increase in headcount-related expenses including stock-based compensation expense to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets. General and administrative expense increased 78% to $16.9 million in the three months ended September 30, 2016 from $9.5 million in the three months ended September 30, 2015 and increased 64% to $49.3 million in the nine months ended September 30, 2016 from $30.0 million in the nine months ended September 30, 2015. The increase during the three months and nine months ended September 30, 2016 is primarily attributable to (1) the addition of general and administrative expense from our Endicia and ShippingEasy acquisitions, (2) an increase in headcount and headcount related expenses including stock-based compensation expense and infrastructure investments to support the growth in our business, and (3) an increase in the amortization of acquired intangibles related to our acquisitions.

Contingent consideration charges

Contingent consideration charges are attributable to the change in the fair value of our contingent consideration liability related to the acquisition of ShipStation. We did not incur any contingent consideration charges in 2016. Contingent consideration charge was $13.6 million in the nine months ended September 30, 2015. The decrease was due to ShipStation fully achieving all of their financial measures for the second earn-out in accordance with the purchase agreement and the distribution of the final earn-out in first quarter 2016.  See Note 2 – “Acquisition” in our Notes to Consolidated Financial Statements for further description of our contingent consideration liability related to the acquisition of ShipStation.

Interest and Other Income, Net

Interest and other income primarily consist of interest income from cash, cash equivalents and short-term and long-term investments. Interest and other income, net decreased 50% to $24,000 in the three months ended September 30, 2016 from $48,000 in the three months ended September 30, 2015 and decreased 5% to $98,000 in the nine months ended September 30, 2016 from $103,000 in the nine months ended September 30, 2015.  The decrease is primarily due lower income from our investments.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs.  Interest expense was $828,000 in the three months ended September 30, 2016 compared to $0 in the three months ended September 30, 2015.  Interest expense was $2.6 million in the nine months ended September 30, 2016 compared to $0 in the nine months ended September 30, 2015.  The interest expense resulted from the debt incurred in connection with acquisition of Endicia in the fourth quarter of 2015.

Provision for Income Taxes

Our income tax expense was $12.1 million and $30.0 million for the three and nine months ended September 30, 2016, respectively.  Our tax expense was primarily attributable to our pre-tax income including our current tax expense consisting of federal alternative minimum tax and various state taxes and our deferred income tax expense consisting of temporary tax items including stock compensation and differences in the book and tax lives of amortizable intangibles. Our income tax expense was $5.8 million for the three months ended September 30, 2015, and our income tax benefit was $90,000 for the nine months ended September 30, 2015.  Our income tax expense and tax benefit during the three and nine months ended September 30, 2015, respectively, were primarily attributable to our pre-tax income and pre-tax losses during those periods including deferred income taxes. Our effective tax rate differs from statutory federal rate as a result of several factors including non-temporary differences and state and local income taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  As of September 30, 2016 and December 31, 2015, we do not have any valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, we had $84.2 million and $75.2 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset-backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was approximately $104.0 million and $35.0 million during the nine months ended September 30, 2016 and 2015, respectively. The increase in net cash provided by operating activities was primarily attributable to growth in our revenue and net income and net changes in our operating assets and liabilities.

Net cash used in investing activities was approximately $51.9 million during the nine months ended September 30, 2016.  Net cash provided by investing activities was approximately $2.4 million during the nine months ended September 30, 2015.  The increase in net cash used in investing activities was primarily due to the $55.4 million of cash used to acquire ShippingEasy during the third quarter of 2016.

Net cash used in financing activities was approximately $36.1 million during the nine months ended September 30, 2016. Net cash provided by financing activities was approximately $11.3 million during the nine months ended September 30, 2015. The increase in net cash used in financing activities was primarily due to the treasury re-purchase of our common stock and payment on our term loan and revolving credit facility, including an optional prepayment of $10 million made during the second quarter of 2016.  Net cash provided by financing activities during the nine months ended September 30, 2015 was primarily proceeds from the exercise of stock options.

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Amortization expense associated with the debt issuance costs for the three and nine months ended September 30, 2016 was approximately $93,000 and $279,000, respectively.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% to 2.00%, based upon certain financial measures. As of September 30, 2016, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 1.88%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. Further, the Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. As of September 30, 2016, we were in compliance with the covenants of the Credit Agreement.

The contractual maturities of our debt obligations due subsequent to September 30, 2016 are as follows (in thousands):

Year ending September 30,	Amount
2017	$6,188
2018	8,250
2019	10,313
2020	12,375
2021	113,239
Total debt	150,365

Less: deferred financing costs	1,558
Total debt, net of deferred financing costs	$148,807

The estimated interest payments related to our debt due subsequent to September 30, 2016 are as follows (in thousands):

Year ending June 30,	Amount
2017	$2,833
2018	2,704
2019	2,535
2020	2,333
2021	472
Total	$10,877

The above estimated interest payments assume an interest rate of 1.88%, which is our interest rate as of September 30, 2016, and assume the entire amount of our revolving credit facility is paid on the maturity date of November 18, 2020.

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

Tax expense (benefit) in 2015 may not be indicative of 2016 tax expense (benefit) due to factors that impact taxable income compared to book income, which can change from quarter-to-quarter.  As of September 30, 2016, the Company had a $39 million deferred tax asset resulting from past net operating losses and other tax credits. The Company expects to be able to continue to utilize its deferred tax assets to reduce cash taxes for the remainder of 2016.

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

As of October 31, 2016, we had 17,052,401shares outstanding, and therefore ownership of approximately 852,000 shares or more would currently constitute a “5% shareholder.”  We strongly urge that any shareholder contemplating becoming a 5% or more shareholder contact us before doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our outstanding borrowings under our Credit Agreement, as well as our investment portfolio. Interest rate fluctuations impact the interest expense incurred on borrowings under the Credit Agreement, as the interest rate is based on the London Interbank Offered Rate.  A 10% increase or decrease in the London Interbank Offered Rate will not significantly affect interest expense. We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 81 days at September 30, 2016. Our cash equivalents and investments approximated $84.2 million at September 30, 2016 and had a weighted average interest rate of 0.3%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in internal controls

During the quarter ended September 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2016 – July 31, 2016	—	—	—	$40,000
August 1, 2016 – August 31, 2016	103,427	$87.23	103,427	$30,978
September 1, 2016 – September 30, 2016	89,903	$93.14	89,903	$22,604

On July 27, 2016, our Board of Directors approved a new stock repurchase plan authorizing us to repurchase up to $40 million of our common stock during the next nine months.  On October 25, 2016, our Board of Directors approved a new stock repurchase plan that replaces our prior stock repurchase plan authorizing us to repurchase up to $90 million over the next 6 months.

We will consider repurchasing stock in the future by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market, as well as restrictions under our Credit Agreement. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We have no commitment to make any repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1
Management Incentive Plan, dated as of July 1, 2016, by and among ShippingEasy, Inc., Stamps.com Inc. and the Participant Representative (as defined therein), and acknowledged and agreed to by Katie May and Barry Cox (1) †

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested and received with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.

*	Furnished, not filed.

(1)          Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016 (File No. 000-26427)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

November 9, 2016	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

November 9, 2016	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer