Form 10-K
period 2016-12-31
STAMPS.COM INC
filed 2017-03-01
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December  31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒  No ☐

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
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $1,378,980,564 (based upon the closing price of $87.42 per share for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of January 31, 2017, there were 16,847,816 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER  31, 2016

i

PART I.

This Annual Report on Form 10-K (“Report”) contains “forward-looking statements” within the meaning of Section  27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section  21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “seeks,” “intends,” “plans,” “could,” “would,” “may” or other similar expressions in this Report. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by us and information available to us at the time made. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

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

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States. Under the Stamps.com and Endicia brands, customers use our United States Postal Service (“USPS”) only solutions to mail and ship a variety of mail pieces and packages through the USPS.  Customers using our solutions receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.   Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999.  Endicia became a USPS-approved PC Postage vendor in 2000. Under the ShipStation®, ShipWorks® and ShippingEasyTM brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as the USPS, UPS, FedEx and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants and warehouse shippers.

Mailing and Shipping Business References

When we refer to our “mailing and shipping business,” we are referring to our mailing and shipping products and services including our USPS and multi-carrier mailing and shipping solutions, mailing and shipping integrations, mailing and shipping supplies stores and branded insurance offerings. We do not include our customized postage business when we refer to our mailing and shipping business. When we refer to our “mailing and shipping revenue,” we are referring to our service, product and insurance revenue generated by our mailing and shipping customers. We do not include our customized postage revenue generated by our customized postage business in our “mailing and shipping revenue.”

Services and Products

Mailing and Shipping Business

We offer the following mailing and shipping products and services to our customers under the Stamps.com, Endicia, ShipStation, ShipWorks and ShippingEasy brands:

USPS Mailing and Shipping Solutions

Under the Stamps.com and Endicia brands, customers use our USPS-approved mailing and shipping solutions to mail and ship a variety of mail pieces and packages through the USPS.  Customers can purchase and print postage 24 hours a day, seven days a week, through our software or web interfaces. Typically, customers fund an account balance prior to using our service. The customers then draw down their prepaid account balance as they print postage and repurchase postage as necessary.

Our USPS mailing and shipping solutions enable users to print “electronic postage” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our solutions support a variety of USPS mail classes including First Class Mail®, Priority Mail®, Priority Mail Express®, Media Mail®, Parcel Select®, and others. Customers can also add to their mail pieces USPS Special Services such as USPS TrackingTM, Signature ConfirmationTM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery. Our customers can print postage (1) on NetStamps® or DYMO Stamps® labels, which can be used just like regular stamps, (2) directly on envelopes and postcards or on labels in a single step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

Our mailing and shipping solutions incorporate address verification technology that verifies each destination address for mail or packages sent using our solutions against a database of all known addresses in the United States. Our mailing and shipping solutions are also integrated with common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. Our shipping solutions feature integrations with hundreds of partners and carriers including popular shipping management products, shopping carts, online marketplaces and other e-commerce solutions.

We target different customer categories with service plans that provide various features and capabilities. We target smaller offices, home offices, and smaller online sellers that need a more basic set of mailing and shipping features. We target larger enterprises that need a richer set of mailing capabilities such as multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances. We target shippers such as e-commerce merchants, online retailers, fulfillment houses, warehouses, and large retailers that need shipping specific features such as direct integration into the customer’s order databases, faster label printing speed and the ability to customize and save shipping profiles. We target large corporations with multiple geographic locations that need enhanced reporting and the ability for a central location, such as a corporate headquarters, to have greater visibility and control over postage expenditures across their distributed network of locations.  We target large volume mailers that need features designed for presort mail, Certified Mail, and bulk address updating.

Customers typically pay us a monthly subscription fee which varies depending on their service plan.  In certain circumstances, customers may be on a plan where they do not owe us any monthly service fees. Under certain plans or arrangements, customers or integration partners pay a fee per transaction for shipping labels printed.  We have arrangements with the USPS under which if a customer or integration partner prints a certain amount of domestic or international First Class, Priority Mail or Priority Mail Express shipping labels, the USPS compensates us directly and the customer can qualify to have their service fees waived or refunded.  In addition, we also have service plans with lower monthly subscription fees which offer more limited functionality and are targeted at retaining customers who print a lower volume of postage.  We offer service plans where customers are not charged a monthly fee but instead purchase labels for use as needed. We also offer high volume mailing products for a one time upfront fee.  We also earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners, and we may earn other types of revenue share or other compensation from specific customers or partners.

Multi-Carrier Shipping Solutions

As a result of our acquisitions, we offer multi-carrier shipping solutions through our ShipStation, ShipWorks and ShippingEasy brands.  ShipStation, ShipWorks and ShippingEasy offer leading multi-carrier solutions for shippers including e-commerce merchants, online retailers, warehouses, fulfillment houses, large retailers and other types of shippers that use multiple carriers such as the USPS, UPS, FedEx and others.

ShippingEasy, which we acquired on July 1, 2016, offers web-based multi-carrier  shipping solutions  that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShippingEasy's solutions feature over 50 integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms, allowing its customers to import and export fulfillment and tracking data in real time across all of their selling channels. ShippingEasy's solutions download orders from all selling channels and automatically map custom shipping preferences and rates and delivery options across all of its supported carriers. ShippingEasy's easy-to-use solutions also include complimentary access to ShippingEasy customer service shipping specialists helping merchants to streamline workflow and save on shipping costs.

ShipWorks, which we acquired on August 29, 2014, offers software-based multi-carrier shipping solutions that target e-commerce merchants, online retailers, fulfillment houses and warehouses.  ShipWorks offers simple, powerful and easy to use solutions for shippers. ShipWorks’ solutions feature over 80 integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms. ShipWorks offers multi-carrier shipping options and features including importing orders from any marketplace or shopping cart, easily comparing shipping rates and services, sending email notifications to buyers, updating online order status, generating reports and many more.

ShipStation, which we acquired on June 10, 2014, offers web-based multi-carrier shipping solutions under the brand names ShipStation and Auctane that target e-commerce merchants, online retailers, fulfillment houses and warehouses.  ShipStation’s solutions feature over 100 integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms. ShipStation offers multi-carrier shipping options and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.

Mailing and Shipping Integrations

As part of our mailing and shipping services, we offer back-end integration solutions where we provide the electronic postage for transactions to partners who manage the front-end users. Our solutions integrate directly into the most popular e-commerce platforms, allowing web store managers to completely automate their order fulfillment process by processing, managing, and shipping orders from virtually any e-commerce source through a single interface without manual data entry. Managers can retrieve order data and print complete shipping labels for all types of packages.

We have an integration partnership with Amazon.com that makes our domestic and international shipping labels for certain USPS package classes available to Amazon.com Marketplace users. The integration allows Marketplace users to automatically pay for postage using their Marketplace Payments account, set a default ship-from address so they do not have to type or write it for each shipment, and automatically populate the ship-to address on the label. Domestic and international mail classes are supported and Marketplace users may request carrier pickup from the USPS. A transaction fee per shipping label printed is charged to Marketplace users who are not Stamps.com subscription customers.

We have an integration partnership with the USPS where we provide electronic postage for shipping transactions generated by Click-N-Ship Business ProTM and Click-N-Ship®, a web-based service available at USPS.com that allows USPS customers to purchase and print shipping labels for domestic and international Priority Mail and Priority Mail Express packages at no additional mark-up over the cost of postage.

In addition, ShipStation, ShipWorks and ShippingEasy have hundreds of integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms as part of their multi-carrier shipping solutions.  Integrations with partners include Amazon, eBay, PayPal, Shopify, Bigcommerce, Magento, Volusion, Channeladvisor, Yahoo! Stores and many others.  Carrier integrations include USPS, FedEx, UPS, DHL, Canada Post, UPS Canada, FedEx Canada and many others.

Mailing & Shipping Supplies Stores

Stamps.com and Endicia’s mailing & shipping supplies stores (our “Supplies Stores”) are available to our customers from within our mailing and shipping solutions and sell NetStamps labels, DYMO Stamp labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Stores feature store catalogs, messaging regarding free or discounted shipping promotions, cross-selling product recommendations during the checkout process, product search capabilities and same-day shipping of orders with expedited shipping options.  Our multi-carrier solutions do not have mailing and shipping supplies stores as part of their solutions.

Branded Insurance

We offer branded insurance for USPS packages to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is offered by all our brands including Stamps.com, Endicia, ShipStation, ShipWorks and ShippingEasy as part of their USPS and multi-carrier solutions. Our branded insurance is provided by our insurance providers.

International

We offer International postage solutions through our subsidiaries to certain international posts including the French Post and Canadian Post.

Customized Postage

We offer customized postage under the PhotoStamps® and PictureItPostage® brand names.  Customized postage is a patented form of postage that allows consumers to turn digital photos, designs or images into valid USPS-approved postage. With these products, individuals or businesses can create customized USPS-approved postage using pictures of their children, pets, vacations, celebrations, business logos and more. Customized postage can be used as regular postage to send letters, postcards or packages. PhotoStamps and PictureItPostage are available from our separately marketed websites at www.photostamps.com and www.pictureitpostage.com, respectively.

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

Customer Value Proposition for our Mailing and Shipping Business

Shippers

Our shipping customers save time and optimize their shipping operations in a number of ways including:

(1)	Our solutions allow customers to easily access as many as 20 domestic and international carriers from a single user interface;

(2)	Our solutions support all of a customer’s selling channels from a single user interface including multiple marketplaces, shopping carts, their own websites and e-commerce platforms;

(3)	Our solutions allow customers to organize their daily shipping tasks such as search, filter and combining orders into a single unified list;

(4)
Our solutions support operations and label printing with address verification, rate and delivery time comparisons, using high volume scales and printers, adding integrated insurance and generating packing slips;

(5)
Our solutions allow customers to automate and simplify the processing of a large volume of daily orders through batch processing, custom hierarchical rules, shipping presets and automated customer emails;

(6)	Our solutions provide a complete record of all packages sent with the ability to retrieve delivery status information quickly and easily;

(7)
Our USPS solutions allow customers to generate a single bar-coded form that represents multiple packages in a single shipment so that the USPS can scan the single form to accept all of the packages at once and the customer gets a record that all the packages were accepted by the USPS; and

(8)
Our solutions allow customers to send USPS packages with the value of the postage hidden which is a useful feature for e-commerce shippers that may not want the recipient to see actual shipping cost information.

Our shipping customers save money in a number of ways including:

(1)
Our solutions allow customers to receive discounts for most USPS packages.  For example, our customers receive an average discount of 13.6% compared to retail postal rates for Commercial Base Pricing (“CBP”) and an average discount of 16.8% for Commercial Plus Pricing (“CPP”) on Priority Mail.  Additionally, higher volume customers may qualify for additional package discounts;

(2)	Our multi-carrier solutions allow customers to optimize between carriers by selecting the lowest cost option based on package size, weight, destination distance and delivery times;

(3)	Our USPS solutions allow customers to access cost effective USPS package classes such as First Class packages, media mail and parcel select; and

(4)	Our solutions allow customers to reduce their customer support costs by automatically generating and sending package delivery status e-mails to customers.

Small Businesses and Large Enterprises

Our small business and large enterprise customers can also save money in a number of ways including:

(1)
Our USPS solutions allow customers to receive discounts on single piece First Class letter postage rates compared to USPS post offices and other retail USPS locations.  For example, a one ounce letter would cost customers using our solutions $0.46 cents instead of the $0.49 cent retail rate;

(2)	Our USPS solutions allow customers to receive a discounted rate for most USPS packages compared to USPS.com or retail postal rates;

(3)
Our USPS solutions allow customers to calculate the exact amount of postage that is required for a mail piece or package depending on mail class, mail form, weight and distance to the destination which allows our customers to avoid overpaying for postage;

(4)	Our USPS solutions allow customers to automatically check and validate destination addresses against the USPS address database so customers do not waste postage on undeliverable-as-addressed mail;

(5)
Our USPS solutions provide customers with advanced reporting and administrative controls that improve the tracking and control of postage spend allowing customers to proactively manage and reduce their postage spend. The advanced reporting and controls capability is particularly relevant to our large enterprise customers who are managing postage across multiple locations; and

(6)
Our USPS solutions allow customers to save up to 50% or more versus the total cost of an entry or mid-level traditional postage meter. The total cost of a traditional postage meter can include hardware rental fees, including items such as a postage meter and scale, maintenance and repair costs, insurance fees, fees to purchase postage and the cost to purchase proprietary ink cartridges.

Our small business and large enterprise customers can also save time in a number of ways including:

(1)
Our USPS solutions allow small business customers to mail or ship from their home, office, warehouse or business 24 hours a day, 7 days a week avoiding the time that would ordinarily be spent on a trip to the post office or other retail shipping locations;

(2)
Our USPS solutions allow customers to generate mass mailings quickly and easily by printing the address and postage together in a single step process. In addition, printing the address and postage together saves customers time on a single mail piece or package by combining a two-step process into a one-step process that produces more professional looking mail;

(3)
Our solutions integrate with most small business productivity applications such as word processors, financial applications and address books so our customers can save time by utilizing these integrations to print postage through their existing applications; and

(4)
Our USPS solutions provide customers with centralized electronic reporting so they can easily access and manage their records in one place. The electronic reporting provides greater visibility into postage activity compared to other USPS solutions such as post offices and traditional meters. The advanced reporting and controls capability is particularly relevant to our large enterprise customers who are managing postage spend across multiple locations.

Marketing of our Mailing and Shipping Business

We target our mailing and shipping marketing at small businesses, home offices, medium-size businesses, large enterprises, e-commerce shippers and warehouse shippers. We market our mailing and shipping solutions through the following channels:

(1)
Affiliate Channels. We utilize the traffic and customers of smaller web sites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our web site through a third party affiliate management company;

(2)	Direct Mail. We send direct mail pieces to prospective customers with prospect lists purchased from third parties or obtained from partners;

(3)	Direct Sales. We utilize a direct sales force that sells our mailing and shipping solutions to large enterprises and high volume shippers;

(4)	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, tradeshows, retail and other programs;

(5)
Partnerships. We work with strategic partners in order to leverage their web site traffic, marketing programs, and existing customer base to distribute our mailing and shipping software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software included along with a partner’s software product, the distribution of our software at a retail location, or the bundling of our software with a hardware device;

(6)
Remarketing. We remarket our solutions to former customers. Our remarketing efforts are generally focused on new features that may relate to the reasons former customers stopped using our service. We utilize e-mail and regular mail to communicate new features of our products to our former customers;

(7)
Shipping Integrations. We market our solutions through partner integrations with e-commerce platforms, multi-carrier shipping management solutions, shopping cart software and other order-entry management applications;

(8)	Traditional Media. We utilize television commercials and a variety of traditional and internet-based radio endorsements to advertise our solutions;

(9)	Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails, and other online advertising vehicles; and

(10)
USPS Referrals. We utilize the nationwide USPS Account Manager network to market our solutions to customers. We market to the account managers by attending regional and national meetings and forums, and participating in local vendor calls.  We also receive referrals directly from the USPS website at www.USPS.com.

Marketing of Customized Postage

We target our customized postage products to both consumers and businesses. We market our customized postage products through the following channels:

(1)	Direct Sales. Direct sales where we target businesses and not-for-profit organizations for high volume orders;

(2)	Online Advertising. Online advertising including paid search and other online advertising methods;

(3)	Partnerships. Partnerships including Snapfish, Shutterfly and others; and

(4)	Marketing. Marketing to customers who have purchased customized postage in the past.

2017 Business Strategy

Mailing and Shipping Business

Our 2017 Mailing and Shipping business strategy includes the initiatives and plans listed below. These initiatives and plans are subject to change without notice based on our analysis of market and business conditions, and constitute “forward-looking statements,” and accordingly are subject to the cautionary statements, qualifications and limitations on forward-looking statements we discuss at the beginning of Part I of this Report.

(1) Leverage our portfolio of mailing and shipping solutions to drive growth.

With the acquisitions of Endicia, ShipStation, ShipWorks and ShippingEasy, we now have a full and diverse suite of solutions across these brands, and we believe that we have a very complete product solution that will meet the needs of our current and of our target customers. Our customers’ needs vary based on their specific situations including: (1) specific technology or operating system support such as Windows versus Mac and web-based versus client-based solutions; (2) breadth and depth of product features; (3) product ease-of-use which is often traded off versus product capability and complexity; (4) ease and speed for processing large volumes of packages in the fewest number of steps; (5) breadth and depth of integrations with partner solutions such as e-Commerce tools, shopping carts, and online marketplaces; and (6) number of private carrier supported (e.g., UPS, FedEx, DHL, regional carriers, international carriers, etc.). For example, a particular e-commerce shipper may need a web-based solution running on a Mac that has deep product features for processing large batches of packages in just a few steps, and that customer may require an integration with eBay, Amazon and Shopify for importing customer orders, and may also require support to ship packages via USPS, FedEx, DHL, Canada Post and Australia Post.  In this case, the customer needs would be met using our ShipStation solution. Our goal is to be able to meet the needs of as many customers as possible so that we can maximize our customer acquisition, maximize our average annual revenue per paid customer, reduce our churn, and increase overall customer usage.

(2) Capitalize on synergy opportunities with our acquired companies.

During 2016 we continued to see the benefits from our 2014 acquisitions of ShipStation and ShipWorks, and we successfully integrated and realized our expected synergies from our 2015 acquisition of Endicia.  During 2016 we completed our acquisition of ShippingEasy and began the integration of that business as well.  Across all of our products and services, we are realizing synergies in sales and marketing, operations, customer service, and product development, and we believe that we have built a strong platform for pursuing all of our target markets.  In the marketing area Stamps.com and the acquired companies have historically targeted many of the same customers and we plan to continue utilizing our marketing expertise to accelerate growth, particularly with our newer multi-carrier solutions.  In addition, we invest financial resources to enhance the scope and magnitude of our marketing efforts of the various acquired brands, and we bring a national sales force that sells all of the various solutions, offering a more complete set of options when selling solutions to customers.  We also believe that the technology expertise in our companies is synergistic as ShipStation and ShippingEasy’s web-based expertise complements the client-based expertise of Stamps.com, Endicia and ShipWorks, and together our combined teams are able to leverage and educate each other in new and unfamiliar technologies, and this may result in more rapid and lower cost product innovation.

(3) Invest for growth in the shipping part of our business.

Our shipping customers include e-commerce merchants, warehouses, fulfillment houses, large retailers and other types of shippers. E-commerce shipping is the fastest growing part of the mailing and shipping industry. According to the U.S. Commerce Department, e-commerce sales grew is growing at approximately 16% year over year, and a large percentage of our company investments are being made to target e-commerce shippers.  For 2017 and beyond we expect to continue making these large investments in order to attract these types of shippers to our solutions.  Shipping customers are more expensive to acquire than small business customers but yield higher longer-term return on investment with their typical characteristics including higher average revenue per paid customer, lower monthly customer cancellation rates and higher postage usage when compared to other small businesses that predominately use our services to send mail.

(4) Expand the features and functionality of our solutions, particularly in the shipping part of our business.

We plan to continue to enhance our technology and solutions for our target customers that include e-commerce merchants, warehouses, fulfillment houses, large retailers and other types of shippers. We will enhance and add new features and functionality that will improve the value proposition of our solutions for shippers.  We plan to add new integrations for easier data export and import from the tools that customers use and add new carrier and partner integrations. We also plan to continue to build our support for new products such as inventory management, customer management and mobile solutions.

(5) Increase our sales and marketing investment.

Based on recent analysis and trends, we expect to get a strong return on our investment from our mailing and shipping customers because they have a high expected lifetime value relative to the expected cost of acquiring those customers. Accordingly, we plan to increase our total sales and marketing expense in 2017 versus 2016.  We plan to continue increasing our investment in direct sales, direct mail, traditional media, radio, television, search engine marketing, search engine optimization as well as refining our customer acquisition process through affiliates, partners, telemarketing and other areas.

(6) Enhance our enterprise solutions sales and marketing efforts.

Our solutions targeted at enterprise customers continue to have a stronger customer value proposition compared to postage meters and our customers continue to be attracted to our enterprise solution versus a postage meter. We believe this customer preference is based on our lower total cost of ownership and the greater visibility into individual employee activity available from our centralized front-end reporting tool that has capabilities that are not available with a postage meter such as real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers.  For 2017 we plan to increase, optimize and refine our enterprise customer lead generation and sales and marketing efforts.

Customized Postage

In 2017 we plan to continue marketing customized postage, but with limited spending and expectations. In recent years, we reduced our consumer-focused marketing spending in order to lower our customer acquisition costs and improve our expected returns and profitability in the customized postage business. We plan to continue our programs of focused direct-to-website marketing spending with a goal of keeping the overall cost per acquisition at a level that provides an attractive financial return.  We also plan to continue our efforts to generate high volume business orders which have become a larger part of our customized postage business in recent years.

Competition

As a result of our acquisitions of ShippingEasy, Endicia, ShipStation and ShipWorks, the number of companies with which we compete has expanded.  We compete with all of the alternate ways that consumers and businesses may access the services of the USPS, including retail mailing and shipping locations, USPS online products, USPS software solutions, traditional postage meters, and other USPS-approved PC Postage products. We also compete with other multi-carrier products, e-commerce products with shipping capabilities, shipping technology products available from private carriers, package manifesting systems, and large enterprise software solutions with shipping functionality such as transportation management, warehouse management, or enterprise resource planning systems.

Retail Mailing and Shipping Locations

The majority of our small business customers use our USPS solutions as an alternative to visiting USPS or other retail locations. The USPS owns and operates approximately 32,000 retail post offices across the United States. Many of the USPS retail post offices also feature a USPS kiosk for self-serve mailing and shipping services with more convenient access and over extended access hours. The USPS authorizes thousands of additional contract post offices, community post offices and village post offices which allow third parties to operate post offices that are not owned by the USPS, such as those available in Hallmark stores. We also compete for mailing and shipping customers with alternatives such as postage stamps and prepaid USPS shipping labels available at grocery stores and at discount chains such as Costco. We also compete with USPS mailing and shipping services available at small business mailing and shipping centers such as UPS Stores or FedEx Offices stores, and those available inside office supply stores such as Staples and Office Depot. Further, we have not been approved to offer our customers “Forever” postage rates which are rates that do not ever expire and do not require extra postage following a postage rate increase.

We believe customers choose our products over retail mailing and shipping services because of the convenience of our solution, the breadth of features that we offer, the quality of our support organization and ability to mail or ship from their home or business without making a trip to retail locations. We believe customers choose retail locations over our solutions because of the additional fees that we typically charge, the convenience of utilizing a retail location, and/or the preference for a Forever postage label.

USPS Online Products

We compete with online services available at USPS.com. Users of USPS.com are able to print shipping labels using similar tools that we offer. But the services and features available at USPS.com are provided without service fees, creating a disadvantage for us because we typically charge service fees in our business model. The services at USPS.com also integrate well with other USPS online services such as package tracking, post office locators, and other USPS services. Additionally, USPS.com accepts PayPal for payment of postage but we are not approved to do so. USPS.com also features a mobile application for more convenient customer access to USPS services.

USPS services are also integrated directly into web shipping solutions available through eBay, PayPal and Amazon.com. Sellers operating within these marketplaces may purchase USPS shipping labels in a convenient manner as part of the standard checkout flow. In all of these online marketplaces, customers can print postage for shipping without paying a monthly service fee like we typically charge. These solutions also feature USPS package rate discounts that are similar to ours, and in some cases superior to the discounts we are approved to offer customers.  eBay in particular has offered its sellers USPS-approved postage rates that are lower than the rates other online USPS providers are approved to offer.  For postage payment these web shipping solutions use the USPS’s electronic verification system (eVS), the USPS’s solution branded ePostage or another approved USPS PC postage vendor.

We believe customers choose our solutions over USPS online products because of the capabilities and performance of our products, the breadth of features that we offer, and the quality of our support organization. We believe customers choose USPS online products to meet their shipping needs over our solutions because of the additional fees that we may charge, the convenience of using one of these online products, and/or the package rates which may be superior to the package rates we are able to offer.

USPS Software Solutions

We compete with USPS private-labeled downloadable software and API (application program interface) solutions which are offered under the brand names Click-N-Ship for Business, Click-N-Ship Business Pro and USPS Web Tools. These solutions are targeted at higher volume business users or partners and include enhanced features for higher volume customers compared to those available at USPS.com. For postage payment these solutions utilize the USPS’s electronic verification system (eVS), or utilize the USPS’s solution branded ePostage, which are two similar systems for providing access to USPS shipping without needing PC Postage. eVS and ePostage offer more convenient solutions to higher-volume shippers with certain advantages we cannot offer such as: (1) labels can be printed “offline” without requiring an internet connection; (2) labels are not charged to a customer’s account until they are inserted into the mail stream; (3) eVS/ePostage labels do not expire and can be used at any time; (4) eVS/ePostage labels do not need to be saved and submitted for refunds; and (5) eVS/ePostage labels are able to support newer USPS features such as package intercept and re-routing, or certain USPS returns products.  Additionally, all USPS software solutions are made available to customers with no additional monthly or transaction fees, and they may also be offered with discounts on the postage rates that are superior to the discounts that we are able to provide to our customers.

We believe customers choose our solutions over USPS software solutions because of the capabilities and performance of our products, the breadth of features that we offer, and the quality of our sales and support organization. We believe customers choose USPS software solutions over our solutions because of the additional fees that we may charge, the convenience of using one of these software products, and/or the package rates which are offered to the customer and which may be superior to the package rates we offer.

Traditional Postage Meters

We compete with traditional postage meters offered by Pitney Bowes, Neopost, FP Mailing Solutions and Hasler in the U.S. market. Postage meters offer customers a simple user interface and often work better in a higher volume mail preparation process since postage meters can add postage after an envelope has already been stuffed and sealed, and can automatically weigh an envelope and add the appropriate postage.  Additionally, more expensive postage meters can add postage to envelopes at rates that are faster than postage can be added using our USPS solutions since we are limited by the speed of an office printer.

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

Other USPS-Approved PC Postage Vendors

We compete with other USPS-approved postage vendors. Currently, Pitney Bowes is the only other such vendor in addition to Stamps.com and Endicia.  However, EasyPost is currently in the USPS approval process to become an approved USPS PC Postage vendor and we compete with Shippo, an approved USPS ePostage provider.

Pitney Bowes is the current leader in the U.S. traditional postage meter business and offers software and web-based PC Postage services and integrations similar to our mailing and shipping services and integrations under the brand names pbSmartPostageTM and SendProTM. Pitney Bowes also offers shipping application programming interfaces (APIs) that customers and partners can integrate with Pitney Bowes solutions to obtain shipping labels. Pitney Bowes shipping APIs facilitate the web shipping solutions available through eBay and PayPal where sellers operating within those marketplaces may purchase USPS shipping labels in a convenient manner. Pitney Bowes also offers a customized postage offering similar to our PhotoStamps and PictureItPostage offerings under the brand name Custom Postage from Pitney Bowes through a partnership with Zazzle.com, a private U.S. company that specializes in manufacturing and marketing of custom products.

We believe that our customers choose our mailing and shipping solutions over those of the other PC Postage vendor because of our superior user interface, our larger breadth of features, our extensive partner integrations and our quality of customer service and support. For example, (1) we are the only mailing and shipping service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge and envelope printing; (2) we are the only PC Postage provider with an integration partnership with Amazon.com for international shipping for their Marketplace users; (3) we support more address books than any other PC Postage software; and (4) we are the only company that offers customers the additional choice of our Themed and Photo NetStamps labels. Based on USPS data and our estimates, we believe we have the highest number of PC Postage customers of any PC Postage provider.

Private Carrier Technology Solutions

We compete with private carriers who offer their own shipping technology solutions such as UPS WorldShip, UPS.com, FedEx Ship Manager and Fedex.com. These private carrier solutions are provided at no cost to the customer and in many cases also include free implementation, free hardware such as printers or scales, and free consumables and other supplies. When customers evaluate carriers’ technology solutions, among other factors, they consider the cost and complexity of the technology product needed to access a particular carrier’s services.

We believe customers choose our solutions over private carrier technology solutions in order to utilize the package services of the USPS, to access multiple carriers from a single interface and because of the capabilities and performance of our products, the breadth of features that we offer, and the quality of our sales and support organization. We believe customers choose private carrier technology solutions over our solutions when they decide to utilize one of the private carriers instead of the USPS, as well as because of the additional free implementation, hardware or supplies the carrier offers, the quality of the carrier’s sales and support organization, and/or the technical capabilities of the private carrier’s solution. In some cases a customer may use both our USPS solution and a private carrier technology solution to meet their different needs.

Multi-Carrier E-commerce Solutions

ShippingEasy, ShipStation and ShipWorks provide multi-carrier solutions targeted at shippers such as warehouses, fulfillment houses, e-commerce shippers, large retailers, and other types of high volume shippers enabling the use of more than just the USPS for their business. In this area of our business, we compete with alternative means available to those categories of customer, including: other similar multi-carrier solutions (some of which are offered for free for lower volume users); warehouse and transportation management systems that offer multi-carrier shipping capabilities; package manifesting systems; e-commerce shopping carts that offer multi-carrier shipping solutions; and inventory management solutions or listing management solutions that offer multi-carrier solutions.

We believe customers choose our multi-carrier e-commerce products over alternative solutions because of the capabilities and performance of our products, the breadth of features that we offer, the value of our product, and the quality of our sales and support organization. We believe customers choose other multi-carrier e-commerce solutions over our solutions because of the higher fees that we may charge, the convenience of utilizing an integrated multi- carrier shipping solution as part of an overall e-commerce product, and the breadth and depth of features available in a larger enterprise solution that also includes multi-carrier shipping.

Industry Overview

Small and Home Businesses

According to statistics provided by the U.S. Census Bureau, there were approximately 6 million small businesses with 1 – 99 employees and approximately 24 million sole proprietorships.  In addition we believe there are approximately 24 million non-income generating home offices such as those used for corporate after-hours work or telecommuting, that we can service with our current solutions.  Our mailing and shipping solutions target the home office, home business, small office and small business customers.  We believe that some portion of the approximately 30 million small businesses and sole proprietorships and approximately 24 million home offices are potential customers for our solutions.

U.S. Mailing & Shipping

According to the USPS Fiscal 2016 Annual Report, the total USPS revenue was $71.4 billion during its fiscal year ended September 30, 2016. Of this amount approximately $48.4 billion was represented by mail classes that are supported using our current solution (First Class Mail, First Class Packages, Priority Mail, Priority Mail Express, Media Mail, Parcel Select, International Mail, and special services including Certified Mail, Return Receipt, USPS tracking and package insurance).  The $48.4 billion in supported mail classes is comprised of (1) $27.3 billion in First Class mail; (2) $17.3 billion in shipping and package services; (3) $2.7 billion in international mail; and (4) $1.1 billion in special services. We believe that some portion of the $48.4 billion in supported mail classes was generated by users who are potential customers for our solutions.

Our multi-carrier shipping solutions ShippingEasy, ShipStation and ShipWorks also address the potential market represented by the private carriers.  According to data derived from the UPS 2015 Annual Report on Form 10-K, UPS earned $36.7 billion of U.S. Domestic Package revenue on 4 billion packages shipped.  According to data derived from the FedEx 2016 Annual Report on Form 10-K, FedEx earned approximately $36.4 billion on approximately 3 billion packages shipped via FedEx Ground and FedEx Express Packages.  When taken together, we estimate that the top 3 carriers (UPS, FedEx and the USPS) have U.S. domestic package revenue of approximately $90 billion.  According to data derived from Deutsche Post DHL Group’s 2015 Annual Report, we estimate there is approximately $1.8 billion represented by DHL Express International shipments originating in the U.S. We believe some portion of the approximately $92 billion package revenue was generated by users who are potential customers for our solutions.

E-commerce

According to the U.S. Department of Commerce, total e-commerce sales for 2016 were estimated at $395 billion, an increase of 15.1% over 2015.  E-commerce sales accounted for 8.1% of total retail sales in 2016 which was up from 7.3% of total retail sales in 2015.  We believe the growth in e-commerce sales drives growth in the number of e-commerce packages shipped and that e-commerce merchants are potential customers of our solutions.

The PC Postage Certification and Regulatory Approval Process

Our technology must meet strict U.S. government security standards.  Our PC Postage products complete extensive USPS testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution.  The USPS certification process to become an USPS-approved PC Postage vendor is a standardized extensive process. The process includes testing and reviews by the USPS and an independent test laboratory, and certification of meeting Federal Information Processing Standards. While the USPS has no published timeline or estimated time to complete the process, it took the existing approved vendors years to complete.  Stamps.com was approved in 1999 and Endicia was approved in 2000.

Our Technology

Our servers are located in high-security data centers and operate with proprietary security software. These servers create the data used to generate information-based indicia. They also process postage purchases using secure technology that meets USPS security requirements. Our services currently include Windows-based and Mac-based client applications and web-based applications that support a variety of label and envelope options and a wide range of printers.  In addition, our applications employ an internally developed user authentication mechanism for additional security.

Our transaction processing servers are a combination of secure, commercially available and internally developed technologies that are designed to provide secure and reliable transactions. Our implementation of security system hardware meets government standards for security and data integrity. The performance and scalability of our PC Postage system is designed to allow many users to simultaneously process postage transactions through our system. Our database servers are designed and built with industry-leading database technologies.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents.  We also have a number of registered and unregistered trademarks. We plan to apply for more patents and trademarks in the future. Our issued in force and pending patents have a range of expiration dates from 2017 until 2036. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-- Research and Development” for the amount spent during each of the last three fiscal years on Company-sponsored research and development activities.

Employees

As of December  31, 2016, we had approximately 700 employees, not including temporary or contract workers, across all of our companies including Stamps.com, Endicia, ShippingEasy, ShipStation and ShipWorks. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments, Geographical and Revenue Information

We operate in a single reportable segment, “Internet Mailing and Shipping Solutions.”

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") for purposes of allocating resources and evaluating financial performance. The Company's Chief Executive Officer has been identified as the CODM as defined by guidance regarding segment disclosures.

In 2015, we completed the reassessment of our segment reporting in light of our Endicia acquisition. Based on this reassessment, we identified two operating segments in accordance with ASC 280-10-50-1 through 50-9, Segment Reporting, consisting of Endicia and the remaining consolidated company.  Although the primary business activities for both operating segments consisted of providing Internet-based mailing and shipping solutions, each operating segment had discrete financial information available and our Chief Executive Officer, in his capacity as the CODM, reviewed the financial and operating metrics for the Endicia operating segment separately from those of the rest of the Company to inform resource allocation decisions and to assess performance. The primary purpose of the CODM reviewing Endicia’s financial information was to inform resource allocation decisions relating to achieving potential acquisition related synergies including the following areas: (1) cost reductions for compensation and related expenses associated with duplicative personnel; (2) the planned level of sales and marketing spend; and (3) cost reductions from elimination of duplicative operational expenses and vendors.  We aggregated operating segments into one reportable segment in accordance with ASC 280-10-50-11, because we concluded that: (1) both operating segments had similar economic characteristics; (2) both operating segments had similar products, production processes, customers, distribution methods and regulatory environments; and (3) aggregation would be consistent with the objectives and basic principles of ASC 280.   As our one aggregated operating segment accounted for 100% of our revenue, net income and assets, it constituted our sole reportable segment in 2015.

In 2016, we substantially realized the previously identified synergies and merged Endicia’s operations and employee groups into the existing consolidated structure which resulted in the CODM no longer needing to review Endicia’s performance and financial information separately.  As a result, the Company's CODM now reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance.  Based on our evaluation in accordance with ASC 280, including consideration of the ShippingEasy acquisition, we concluded that we had one operating segment in 2016. As our one operating segment accounted for 100% of our revenue, net income and assets, it constituted our sole reportable segment in 2016.

In 2014, all of our operations, revenue and assets were within the United States. In 2015 and 2016, primarily as a result of our Endicia acquisition, we had international revenue and assets that were less than 1% of total revenue and assets, with the remainder in the United States.

During 2016, 2015 and 2014, we did not recognize revenue from any one customer that represented 10% or more of our total revenues.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2016 and 2015,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2015 and 2014,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10% or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the first and fourth calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue is subject to seasonal variation driven by our growth in packages shipped where the fourth calendar quarter is typically seasonally stronger due to the holiday shipping season and to a lesser extent, by customer acquisition which is typically seasonally stronger in the first and fourth calendar quarters and typically seasonally slower in the second and third calendar quarters. Our customized postage revenue is typically seasonally stronger in the fourth calendar quarter due to the holidays but can fluctuate from quarter to quarter based on high volume business orders.

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

This Report contains forward-looking statements based on current expectations, assumptions, estimates and projections about us and the Internet. See the discussion of forward-looking statements on page 1 of Part I of this Report.

Risks Related to Our Business

We may not successfully implement strategies to increase the adoption of our services and products, which would limit our growth, adversely affect our business and cause the price of our common stock to decline.

Our continuing profitability depends on our ability to successfully implement our strategy of increasing the adoption of our services and products. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described below in this section as well as: (1) the costs of our marketing programs to establish and promote our brands; (2) the demand for our services and products; (3) our ability to develop and maintain strategic distribution relationships; (4) the number, timing and significance of new products or services introduced by us and by our competitors; (5) our ability to develop, market and introduce new and enhanced products and services on a timely basis; (6) the level of service and price competition; (7) our operating expenses; (8) USPS regulation and policies relating to PC Postage; (9) the modification or termination of financial compensation arrangements with the USPS, strategic business partners and other carriers; and (10) general economic factors.

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

We must minimize the rate of loss of existing customers while adding new customers. Customers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently. Also customers may feel the costs for service are too high, they may be going out of business, or they may have other issues that are not satisfactorily resolved. We must continually add new customers both to replace customers who cancel and to continue to grow our business beyond our current customer base. If too many of our customers cancel our service, or if we are unable to attract new customers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of customers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to seek to replace these customers with new customers.

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

Litigation is uncertain, and the outcome of individual cases is often not predictable with any degree of certainty.  We establish loss provisions only for matters in which losses are probable and can be reasonably estimated. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable.  Future litigation could involve potential compensatory or punitive damage claims, or sanctions, that, if awarded could require us to pay damages or make other expenditures in amounts that could exceed any loss provisions we may have established or otherwise could have a material adverse effect on our financial position or results of operations.  Future litigation could also involve injunctive relief, where a court could prohibit, or materially restrict, our ability to compete in certain businesses or opportunities, any of which could have a material adverse effect on our business operations or financial results. For information concerning material litigation in which we are involved, please see the “Legal Proceedings” section in the Notes to Consolidated Financial Statements contained elsewhere in this Report.

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

Our services depend on the efficient and uninterrupted operation of our computer and communications hardware systems. In addition, we must provide a high level of security for the transactions we execute. We rely on internally developed and third-party technology to provide secure transmission of postage and other confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers and revenues. Furthermore, if we fail to provide adequate security, the USPS could prohibit us from selling postage over the Internet.

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

We experience attempted cyber-attacks of varying degrees on a regular basis. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, or otherwise. Such breach or unauthorized access, increased government surveillance, or attempts by outside parties to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our websites, products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

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

Our cash equivalents and investments are comprised of money market, U.S. government obligations, asset-backed securities and public corporate debt securities.  Global credit and capital markets can be suddenly and unexpectedly impaired, such as during the global economic crisis experienced in the last decade, and there can be no assurance that such markets will recover quickly or at all. Declines in the fair value of securities in our investment portfolio could lead to an increased risk that an other than temporary impairment exists.  Uncertainties in the credit and capital markets or credit rating downgrades on any investments in our portfolio could cause impairment to our investment portfolio, which could negatively affect our financial condition, cash flow, and reported earnings.

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

Our level of indebtedness could have significant effects on our business.  For example, it could (1) make it more difficult for us to satisfy our obligations with respect to our current indebtedness and any other indebtedness we may incur in the future; (2) increase our vulnerability to adverse changes in general economic, industry and competitive conditions; (3) require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends; (4) limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; (5) restrict us from exploiting business opportunities; (6) make it more difficult to satisfy our financial obligations, including payments on our indebtedness; (7) place us at a competitive disadvantage compared to our competitors that have less indebtedness; (8) limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes; and (9) adversely affect our financial results as the interest rate on our debt is subject to changes in the London Interbank Offered Rate and changes in certain financial measures and thus could increase in future periods.

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

Our Credit Agreement imposes certain limitations on our ability to make dividend payments and to engage in further borrowing, which could hamper our control over liquidity.

Our Credit Agreement, dated as of November 18, 2015 (the “Credit Agreement”), imposes certain requirements in order for us to make dividend payments to our shareholders.  As of December 31, 2016 such requirements were: (1) our Consolidated Total Leverage Ratio (as defined in the Credit Agreement) must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio (as defined in the Credit Agreement) must be greater than 1.25 to 1.00; and (3) our Liquidity (as defined in the Credit Agreement) immediately after giving effect to such dividend must be greater than $20 million.  As of December 31, 2016, our Consolidated Total Leverage Ratio was 0.9 to 1:00; our Fixed Charge Coverage Ratio was 22.1 to 1:00 and our Liquidity was approximately $117 million. Adverse changes in our financial condition and results of operations could result in the Credit Agreement prohibiting us from paying any dividends or incurring additional debt in the future.

Risks Related to Our Industry

Postal Reform may negatively affect or cause disruptions to our services and business.

The USPS has reached its congressionally mandated debt limit and faces ongoing fiscal liquidity issues. The USPS also does not have any presidentially appointed Governors. It has embarked on cost cutting initiatives and has asked Congress to enact various Postal Reform measures. Newly appointed Governors could change the focus of cost cutting initiatives. Among the measures discussed are cutbacks in delivery schedules and locations, mail processing capability, and retail post office hours and locations. Any such changes actually approved and implemented may adversely affect the products and services we are able to offer our customers and could therefore seriously harm our business. Additionally, absent Congressional action, any USPS fiscal crisis could interrupt basic USPS operations, as well as payments to USPS suppliers such as us, each of which could also seriously harm our business.

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

Our business is subject to regulation by other federal and state government agencies, and our failure to comply, or allegations thereof, could restrict our ability to generate revenue, require us to pay fines and/or disgorge certain profits, or otherwise have an adverse effect on our financial condition and results of operations.

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

The USPS could decide to amend, renegotiate or terminate agreements or financial compensation arrangements that exist now or in the future. For instance, if the USPS decides to amend, renegotiate or terminate our credit card cost sharing agreements, which govern the allocation of credit card fees paid by the USPS and us, our revenues and operating results could suffer. In addition, if the USPS decides to amend or renegotiate our arrangements under which we are compensated directly by the USPS for shipping customers or integration partners who print a certain amount of postage, our revenue and operating results may be negatively impacted. If the USPS decides to terminate our agreements or our integration partners’ agreements under which we are compensated directly or indirectly by the USPS or integration partners for shipping customers who print a certain amount of postage, our revenue and operating results would suffer.

The USPS could modify or terminate discounts our customers receive.

The USPS could decide to amend or terminate the discounts our customers and integration partners receive. Customers using our services receive discounted postage rates, either from Stamps.com or from integration partners that provide discounted rates, compared to USPS retail rates on certain mail pieces such as First Class letters and packages, domestic and international Priority Mail and Priority Mail Express packages, and other discounts available to high-volume shipping customers. We also earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners. If the USPS decides to withdraw certain discounts or even remove the discounts entirely, our revenue and operating results will suffer. If the Postal Regulatory Commission decides the discounts are unlawful and require the USPS to cancel or change them, then our revenue and operating results would suffer.

If we are unable to compete successfully against alternative methods of accessing relevant mailing and shipping services, our revenues and operating results will suffer.

We compete with all of the alternate ways that consumers and businesses may access mailing and shipping services from the USPS, including the following: online services available at USPS.com; USPS retail locations; USPS kiosks; multi-carrier solutions; integrated web shipping solutions such as eBay/PayPal or Amazon.com; traditional postage meters; other USPS-approved PC Postage vendors; USPS permit manifesting solutions; and commercial retail locations that sell postage or shipping services (for example grocery stores, discount warehouses, small business mailing and shipping centers, office supply chains, and others). Some of these alternative means of accessing USPS services are available with no additional markup over the face value of postage and some are available with discounted postage rates that are better than the discounts that we are able to provide to our customers. With our 2016 acquisition of ShippingEasy and our 2014 acquisitions of ShipStation and ShipWorks, we also now compete with multi-carrier solutions providers. We also compete with the technology solutions available from private carriers that allow customers to access those private carriers, and which are typically provided to the customers for no additional fees.

We may not be able to establish, or maintain a competitive position against, current or future competitors as they enter the market. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. As a result, our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. We may from time to time make pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. These actions could result in reduced margins and seriously harm our business.

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

The evolving nature of the Internet or the postage markets could render our existing technology and systems obsolete. Our success will depend, in part, on our abilities (1) to develop, license or acquire leading technologies useful in our business, (2) to enhance our existing services, (3) to develop new services or features and technology that address the increasingly sophisticated and varied needs of our current and prospective users, and (4) to respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

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

As part of our business efforts to acquire complementary services, technologies or businesses we may (1) issue additional equity securities that would dilute our stockholders; (2) use cash that we may need in the future to operate our business; and (3) incur additional debt or refinance existing debt that could have terms unfavorable to us or that we might be unable to repay.

Business acquisitions, such as the PSI Systems, Inc. (Endicia), ShippingEasy Group, Inc. (ShippingEasy), Auctane LLC (ShipStation) and Interapptive, Inc. (ShipWorks) acquisitions also involve risks of unknown liabilities and potential litigation associated with the acquired business. In addition, we may not realize the anticipated benefits of any acquisition, including securing the services of key employees. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could seriously harm our business.

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

We have employees and offer our services in multiple states, and we may in the future expand internationally. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our services or prosecute us for actual or perceived violations of their laws.

We do not collect sales or consumption taxes in some jurisdictions.

An increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. A successful assertion by one or more states or foreign countries requiring us to remit taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

Risks Related to Our Stock

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

Certain provisions of our certificate of incorporation, bylaws and Delaware law could make it difficult for a third party to acquire us, even if it would be beneficial to our stockholders. Such provisions include: (1) authorizing our board of directors to issue “blank check” preferred stock without stockholder approval; (2) providing for a classified board of directors with staggered, three-year terms; (3) prohibiting us from engaging in a “business combination” with an “interested stockholder” (as such terms are defined in Section 203 of the Delaware General Corporation Law) for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain conditions are met; (4) prohibiting cumulative voting in the election of directors; (5) requiring that a two-thirds vote of our outstanding shares to amend our bylaws; (6) affording the ability to call special meetings of stockholders exclusively to our board of directors; and (7) establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

The net operating loss protective provisions contained in our certificate of incorporation (the “NOL Protective Measures”) are more specifically described in our Definitive Proxy filed with the SEC on April 2, 2008. Generally, however, under our certificate of incorporation, any person, company or investment firm that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition, any person, company or investment firm that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors.

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

If the existing waiver of our NOL Protective Measures were revoked so that the measures operated again to prevent new "5% shareholders," the NOL Protective Measures could be deemed to have an “anti-takeover” effect because, among other things, they would restrict the ability of a person, entity or group to accumulate more than 5% of our common stock and the ability of persons, entities or groups now owning more than 5% of our common stock to acquire additional shares of our common stock without the approval of our Board of Directors.  As a result, our Board of Directors might be able to prevent any future takeover attempt. Therefore, the NOL Protective Measures could discourage or prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management against the possibility of removal.

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

Our stock price is volatile.

The price at which our common stock has traded has fluctuated significantly. The price may continue to be volatile due to a number of factors, including the following, some of which are beyond our control: (1) variations in our operating results; (2) variations between our actual operating results and the expectations of securities analysts investors and the financial community; (3) sales by stockholders holding larger blocks of our stock; (4) announcements of developments affecting our business, systems or expansion plans by us or others; and (5) market volatility in general.

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

Our corporate headquarters are located in El Segundo, California where we own a 99,600 square foot facility. We have approximately 29,000 square feet in Mountain View, California under a lease expiring in October 2018; an aggregate of approximately 40,000 square feet at three separate locations in Austin, Texas under leases expiring in December 2017, June 2021 and December 2021; and approximately 10,000 square feet in St Louis, Missouri under a lease expiring in June 2022. We believe that our existing facilities are suitable and adequate for our present purposes.

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

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”.  The following table sets forth the range of high and low dividend adjusted closing sales prices reported on The NASDAQ Stock Market for our common stock for the following periods:

	High	Low
Fiscal Year 2015
First Quarter	$67.78	$44.30
Second Quarter	$74.61	$60.67
Third Quarter	$88.25	$66.07
Fourth Quarter	$113.35	$71.71
Fiscal Year 2016
First Quarter	$122.25	$83.67
Second Quarter	$99.80	$76.50
Third Quarter	$99.61	$68.82
Fourth Quarter	$115.85	$89.90

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The NASDAQ Stock Market on (i) December 30, 2016 and (ii) January 31, 2017.

Closing Price
December 30, 2016	$114.65
January 31, 2017	$121.55

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

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2011 to December 31, 2016 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) NASDAQ Internet Index, an equal-dollar-weighted index composed of leading companies involved in Internet commerce, service and software.  The graph assumes that $100 was invested on December 31, 2011 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

Company/Index	Base December 31,	Year ended December 31,
	2011	2012	2013	2014	2015	2016
Stamps.com Inc.	$100.00	$96.44	$161.12	$183.66	$419.48	$438.77
NASDAQ Market Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
NASDAQ Internet Index	$100.00	$120.07	$198.68	$196.28	$235.12	$243.37

Holders

As of January 31, 2017, there were approximately 402 stockholders of record and 16,847,816 shares of our common stock outstanding.

Dividend Policy

We did not pay any dividends during 2016 or 2015.

Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Our Credit Agreement also imposes certain requirements in order for us to make dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to shares of our common stock that may be issued under our existing stock incentive plans:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under the equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	3,293,000	$49.95	1,370,000
ShippingEasy Stock Options (1)	62,000	$86.89	0
ShippingEasy Performance Awards (2)	87,000	n/a	0
Total	3,442,000		1,370,000

(1) Reflects the Stamps.com 2016 ShippingEasy Equity Inducement Plan which provided for the issuance of an aggregate of 62,000 stock options to purchase Stamps.com common stock on July 1, 2016. The plan was exempt from stockholder approval requirements as an employment inducement grant plan under applicable Nasdaq Listing Rule 5635(c)(4) as inducements material to the new employees entering into employment with Stamps.com.

(2) Reflects the inducement equity awards to two executives of ShippingEasy covering an aggregate of up to approximately 87,000 shares of common stock if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016.  The plan was exempt from stockholder approval requirements as an employment inducement grant plan under applicable Nasdaq Listing Rule 5635(c)(4) as inducements material to the new employees entering into employment with Stamps.com.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during 2016, except that as previously disclosed on two separate Current Reports on Form 8-K, the acquisition of Auctane LLC involved the issuance of 576,675 earn out shares in 2016 and the acquisition of ShippingEasy Inc. involved the grants on July 1, 2016 of 62,000 stock options to employees of ShippingEasy, subject to vesting, and the issuance of an aggregate of approximately 87,000 shares of stock to two employees of ShippingEasy, subject to performance criteria being satisfied.  The issuance of such shares was exempt from the registration provisions of the 1933 Act by virtue of Section 4(a)(2) thereof and/or Regulation D thereunder.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
October 1, 2016 –October 31, 2016	86,455	$93.59	86,455	$14,513
November 1, 2016 –November 30, 2016	118,782	$105.93	118,782	$79,301
December 1, 2016 –December 31, 2016	110,999	$112.39	110,999	$66,826

On July 27, 2016, our Board of Directors approved a new stock repurchase plan authorizing us to repurchase up to $40 million of our common stock during the next six months.  On October 25, 2016, our Board of Directors approved a new stock repurchase plan, which became effective November 7, 2016, that replaced our prior stock repurchase plan and authorized us to repurchase up to $90 million over the six months following the effective date of the plan.

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

We have derived the selected consolidated statements of operations data for the years ended December 31, 2016,  2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included in this Form 10-K. The following data should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and our financial statements, including the notes thereto, included elsewhere in this Report. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the full year.

	Year ended December 31,
	2016 (1)	2015 (2)	2014 (3, 4)	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Mailing and Shipping revenue	$350,591	$206,687	$141,796	$123,108	$110,003
Customized Postage revenue	13,615	7,229	5,450	4,710	5,651
Other revenue	99	41	23	1	7
Total revenues	364,305	213,957	147,269	127,819	115,661
Cost and expenses:
Cost of revenues	62,972	43,935	32,906	27,500	27,756
Sales and marketing	78,830	56,144	43,659	39,449	38,755
Research and development	35,158	20,711	13,309	10,958	10,243
General and administrative	67,125	42,399	25,147	15,794	14,749
Contingent consideration charges	—	46,088	8,438	—	—
Litigation settlement	—	10,000	—	—	—
Income (loss) from operations	120,220	(5,320)	23,810	34,118	24,158
Interest expense	(3,552)	(397)	—	—	—
Interest income and other income, net	306	146	375	480	541
Income (loss) before income taxes	116,974	(5,571)	24,185	34,598	24,699
Income tax expense (benefit)	41,745	(1,373)	(12,697)	(9,555)	(13,859)
Net income (loss)	$75,229	$(4,198)	$36,882	$44,153	$38,558
Basic net income (loss) per share	$4.36	$(0.26)	$2.30	$2.81	$2.40
Diluted net income (loss) per share	$4.12	$(0.26)	$2.25	$2.71	$2.30
Weighted average shares outstanding used in basic per-share calculation	17,245	16,436	16,011	15,691	16,079
Weighted average shares outstanding used in diluted per-share calculation	18,251	16,436	16,417	16,298	16,793

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(in thousands)
Cash, cash equivalents and investments	$108,443	$75,208	$57,630	$87,210	$46,619
Working capital	87,888	4,784	31,901	81,890	38,035
Debt, net of debt issuance costs	147,354	161,620	—	—	—
Total assets	610,129	528,614	254,731	187,118	130,852
Total stockholders’ equity	372,712	238,969	205,031	171,765	112,954

(1) The third and fourth quarter results of 2016 include the impact of the Company’s acquisition of ShippingEasy.

(2) The fourth quarter results of 2015 through the results of 2016 include the impact of the Company’s acquisition of Endicia.

(3) The third and fourth quarter results of 2014 through the results of 2016 include the impact of the Company’s acquisition of Shipworks.

(4) The second, third and fourth quarter results of 2014 through the results of 2016 include the impact of the Company’s acquisition of ShipStation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” of this Report and our financial statements and the related notes thereto included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results including those set forth in Item 1A. “Risk Factors” of this Report. We call your attention to the discussion of forward-looking statements on page 1 of Part I of this Report, which is incorporated into, and is intended to accompany, this Item 7.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States. Under the Stamps.com and Endicia brands, customers use our USPS only solutions to mail and ship a variety of mail pieces and packages through the USPS.  Customers using our solutions receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999.  Endicia became a USPS-approved PC Postage vendor in 2000. Under the ShipStation®, ShipWorks® and ShippingEasyTM brands, customer use our multi-carrier solutions to ship packages through multiple carriers such as the USPS, UPS, FedEx and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants and warehouse shippers.

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

In light of the growth in our Core mailing and shipping business and decline in our Non-Core mailing and shipping business, we concluded that the Non-Core mailing and shipping business was not material enough to break out separately in 2015 or subsequently, as it no longer provides investors with material additional insights into our business.

When we refer to our “mailing and shipping revenue,” we are referring to our service, product and insurance revenue generated by all of our mailing and shipping customers.

Acquisitions

ShippingEasy

On June 16, 2016, we entered into a definitive agreement to acquire ShippingEasy for approximately $55.0 million. ShippingEasy, an Austin, Texas based company, offers web-based multi-carrier shipping solutions.  On July 1, 2016, we completed our acquisition of ShippingEasy. The purchase price was subject to adjustments for changes in ShippingEasy’s net working capital.  The net purchase price including adjustments for net working capital totaled approximately $55.4 million and was funded from current cash and investment balances.

In connection with the acquisition, we issued performance based inducement equity awards to Katie May, who serves as the General Manager of ShippingEasy, and Barry Cox, who serves as Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each to Ms. May and Mr. Cox if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. The awards were a material inducement to Ms. May and Mr. Cox entering into employment agreements with Stamps.com in connection with the acquisition.

We also issued inducement stock option grants for an aggregate of 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy. The stock options were granted as inducements material to the new employees entering into employment with Stamps.com.

Endicia

On March 22, 2015 we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with PSI Systems, Inc., a California corporation d/b/a Endicia (“Endicia”), and Newell Rubbermaid Inc., a Delaware corporation (“Newell”).  Endicia, based in Mountain View, California, offers mailing and shipping solutions for use with the USPS. The Stock Purchase Agreement provided for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly owned indirect subsidiary of Newell for an aggregate purchase price of approximately $215 million in cash (the “Transaction”).  The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, we closed the Transaction on November 18, 2015.

As part of the funding for our acquisition of Endicia, we entered into a credit agreement with a group of banks on November 18, 2015, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (collectively, the “Credit Agreement”). The Credit Agreement is secured by substantially all our assets. We funded our acquisition with cash of $56.5 million and debt from our Credit Agreement of $164.5 million, totaling $221.0 million. The $221.0 million consists of the following: 1) purchase price of $214.2 million, 2) $1.5 million of debt issuance costs and 3) the transfer of Endicia’s ending cash balance on November 17, 2015 of $5.3 million. Total debt issuance costs of $1.8 million, which includes $300 thousand of costs incurred prior to closing, were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Our Credit Agreement matures on November 18, 2020. During the first quarter of 2016, we adjusted the purchase price of Endicia by $573,000 to $214.7 million.

ShipWorks

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive, Inc., which operates ShipWorks, in a cash transaction.  ShipWorks, based in St. Louis, Missouri, offers software-based multi-carrier shipping solutions.  The total purchase price for ShipWorks was approximately $22.1 million and was funded from cash and investment balances.

ShipStation

On June 10, 2014, we acquired 100% of the outstanding equity of Auctane LLC, which operates ShipStation, in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers web-based multi-carrier shipping solutions primarily under the brands ShipStation and Auctane. The total purchase price for ShipStation was approximately $66.2 million which was funded from cash and investment balances.

The performance linked earn-out payment of Stamps.com shares (or contingent consideration) to former equity members of Auctane LLC was based on the achievement of certain financial measures within time periods subsequent to the acquisition.  There were two periods in which the earn-out payment was calculated. The first earn-out period was based on the achievement of certain financial measures during the six months ended December 31, 2014.  The second earn-out period was based on the achievement of certain financial measures during the twelve months ended December 31, 2015.  ShipStation achieved the financial measures for both earn-out periods and, as a result, we made earn-out payments of 192,225 shares in the first quarter of 2015 and 576,675 shares in the first quarter of 2016.

Under ASC 805, Business Combinations, we were required to re-measure the fair value of the contingent consideration at each reporting period.  As a result of the re-measured fair value, we incurred contingent consideration charges in our consolidated statement of operations of $8.4 million in 2014 and $46.1 million in 2015.

Please see Note 3 – “Acquisitions” and Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the year ended December 31, 2016 includes operations of ShippingEasy for the period from July 1, 2016 through December 31, 2016 and the operations of Endicia, ShipStation, and ShipWorks for the full fiscal year 2016.  The results of our operations during the year ended December 31, 2015 includes operations of Endicia for the period from November 18, 2015 through December 31, 2015 and the operations of ShipStation and ShipWorks for the full fiscal year 2015.  Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of Endicia and ShippingEasy with those that do not include such operations.

Years Ended December 31, 2016 and 2015

Total revenue increased 70% to $364.3 million in 2016 from $214.0 million in 2015. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $350.6 million in 2016, an increase of 70% from $206.7 million in 2015. Customized Postage revenue increased 88% to $13.6 million in 2016 from $7.2 million in 2015.

The following table sets forth the breakdown of revenue for 2016 and 2015 and the resulting percent change (revenue in thousands):

	2016	2015	% Change
Revenues
Service	$313,057	$176,672	77%
Product	20,234	18,283	11%
Insurance	17,300	11,732	47%
Mailing and shipping revenue	350,591	206,687	70%
Customized postage	13,615	7,229	88%
Other	99	41	141%
Total revenues	$364,305	$213,957	70%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average paid customers for the year as the average of the paid customers for each of the four quarters during the year.  We define average annual revenue per paid customer (“ARPU”) as annual mailing and shipping revenue divided by paid customers.  We define lost paid customers (“Lost Paid Customers”) as customers from whom we successfully collected service fees or otherwise earned revenue at least once during the previous quarter but not during the current quarter, less recaptured paid customers. We define monthly paid customer cancellation rate (“Monthly Churn”) as a fraction, the numerator of which is the quotient of Lost Paid Customers in a quarter divided by the sum of paid customers in the prior quarter and new paid customers in the current quarter, and the denominator of which is 3 months.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average

2016	649	646	648	681	656
2015	557	565	569	633	581

The following table sets forth the growth in paid customers and ARPU for our mailing and shipping business (in thousands except ARPU and percentage):

	2016	2015	% Change
Paid customers for the year	656	581	13%
ARPU	$534	$356	50%
Mailing and shipping revenue	$350,591	$206,687	70%

The increase in paid customers is primarily the result of (1) a reduction in our average Monthly Churn rate from 3.3% in 2015 to 3.0% in 2016 and (2) the addition of paid customers as a result of our Endicia acquisition in the fourth quarter of 2015. The acquisition of ShippingEasy did not result in any incremental paid customers in our metrics as ShippingEasy had a pre-existing partnership with Endicia at the time of their acquisition in which Endicia earned revenue through a revenue sharing arrangement for ShippingEasy’s customers and as a result, ShippingEasy’s customers were already included in our paid customers prior to the acquisition.

The increase in our ARPU was primarily the result of (1) the addition of paid customers from our acquisition of Endicia where the ARPU for those paid customers was higher as compared to the ARPU from the existing Stamps.com customers, (2) recognizing all of the revenue on ShippingEasy’s customers where we, prior to the acquisition, recognized only a portion of that revenue under ShippingEasy’s revenue sharing partnership with Endicia and (3) the growth in our shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

Revenues	2016	2015

Service	$313,057	$176,672
Product	20,234	18,283
Insurance	17,300	11,732
Customized postage	13,615	7,229
Other	99	41
Total revenues	$364,305	$213,957
Revenue as a percentage of total revenues
Service	86%	83%
Product	6%	9%
Insurance	5%	5%
Customized postage	4%	3%
Other	0%	0%
Total revenues	100%	100%

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

We earn service revenue in several different ways: (1) customers may pay us a monthly fee based on a subscription plan; (2) customers may qualify under our USPS partnership to have their service fees waived or refunded and then we are compensated directly by the USPS; (3) we may earn transaction related revenue based on customers purchasing postage or printing shipping labels; (4) we may earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners; and (5) we may earn other types of revenue shares or other compensation from specific customers or integration partners.

Service revenue increased 77% to $313.1 million in 2016 from $176.7 million in 2015. The increase in service revenue consisted of a 13% increase in our annual average paid customers and a 57% increase in our average service revenue per paid customer.

The increase in paid customers is primarily the result of (1) a reduction in our average Monthly Churn rate from 3.3% in 2015 to 3.0% in 2016 and (2) the addition of paid customers as a result of our Endicia acquisition in the fourth quarter of 2015. The acquisition of ShippingEasy did not result in any incremental paid customers in our metrics as ShippingEasy had a pre-existing partnership with Endicia at the time of their acquisition in which Endicia earned revenue through a revenue sharing arrangement for ShippingEasy’s customers and as a result, ShippingEasy’s customers were already included in our paid customers prior to the acquisition.

The increase in our average service revenue per paid customer (“Service Revenue APRU”) was primarily the result of (1) the addition of paid customers from our acquisition of Endicia where the Service Revenue ARPU for those paid customers was higher as compared to the Service Revenue ARPU from the existing Stamps.com customers, (2) recognizing all of the revenue on ShippingEasy’s customers where we, prior to the acquisition, recognized only a portion of that revenue under ShippingEasy’s revenue sharing partnership with Endicia and (3) the growth in our shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees.

Product revenue increased 11% to $20.2 million in 2016 from $18.3 million in 2015. The increase is primarily attributable to our Endicia acquisition, as Endicia generated $2.9 million of product revenue in 2016 but only $0.6 million in shorter period of 2015 for which Endicia is included in our results. Product revenue is primarily driven by labels, such as NetStamps and DYMOStamps, which are used for mailing.  As our growth in postage has been driven more by shipping than mailing over the recent years, our growth in product revenue has been lower than our growth in total revenue.

Insurance revenue increased 47% to $17.3 million in 2016 from $11.7 million in 2015. The increase in insurance revenue was primarily attributable to our acquisitions whose solutions target shipping customers who are more likely than mailing customers to purchase insurance.

Customized postage revenue increased 88% to $13.6 million in 2016 from $7.2 million in 2015.  The increase was primarily attributable to (1) an increase in PhotoStamps high volume business orders, which increased by $2.9 million and (2) the addition of PictureItPostage as a result of our Endicia acquisition, which added $4.1 million for the full year of 2016 as compared to the shorter period of 2015 for which Endicia is included in our results. The increase in customized postage revenue was partially offset by a $0.6 million decrease in PhotoStamps revenue from orders placed through the PhotoStamps website. The decrease in revenue from website orders is primarily attributable to a reduction in our PhotoStamps sales and marketing spending.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

Cost of revenues	2016	2015

Service	$39,999	$27,967
Product	6,695	5,971
Insurance	5,432	3,984
Customized postage	10,846	6,013
Total cost of revenues	$62,972	$43,935
Cost as percentage of associated revenue
Service	13%	16%
Product	33%	33%
Insurance	31%	34%
Customized postage	80%	83%
Total cost as a percentage of total revenues	17%	21%

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees and customer misprints that do not qualify for reimbursement from the USPS.  Cost of product revenue principally consists of the cost of products sold through our Supplies Stores and the related costs of shipping and handling.  The cost of insurance revenue principally consists of parcel insurance offering costs through our third party insurance providers.  Cost of customized postage revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs.

Cost of service revenue increased 43% to $40.0 million in 2016 from $28.0 million in 2015. The increase was primarily attributable to higher customer service costs, which increased by $6.0 million, to support our growing customer base and higher credit card processing fees, which increased by $3.0 million, associated with our higher revenue.  Promotional expenses were not material in 2016. Cost of service revenue as a percent of service revenue declined from 16% in 2015 to 13% in 2016.  The decline was primarily attributable to achieving scale efficiencies in areas such as customer service from our growth in revenue.

Cost of product revenue increased 12% to $6.7 million in 2016 from $6.0 million in 2015. The 12% increase in cost of product revenue was primarily attributable to the increase in product revenue over the same time period. Cost of product revenue as a percent of product revenue was 33% in 2016 which was consistent with 2015.

Cost of insurance revenue increased 36% to $5.4 million in 2016 from $4.0 million in 2015.  The increase in cost of insurance revenue resulted from growth in the number of insurance transactions, which was primarily attributable to our acquisitions.  Cost of insurance revenue as a percent of insurance revenue declined from 34% in 2015 to 31% in 2016.  The decline was primarily attributable to the insurance offerings of our acquired companies having higher prices for parcel insurance as compared to the rest of the Company.

Cost of customized postage revenue increased 80% to $10.8 million in 2016 from $6.0 million in 2015. The increase in cost of customized postage revenue is primarily due to the increase in our customized postage revenue. Cost of customized postage revenue as a percent of customized postage revenue declined from 83% in 2015 to 80% in 2016. The decline was primarily the result of the addition of Endicia’s PictureItPostage revenue which has a lower cost of customized postage revenue as a percent of customized postage revenue as compared to PhotoStamps. PictureItPostage does not have a material level of high volume business orders which typically have a higher cost of customized postage revenue as a percent of customized postage revenue as compared to consumer website orders.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

Operating Expenses:	2016	2015

Sales and marketing	$78,830	$56,144
Research and development	35,158	20,711
General and administrative	67,125	42,399
Contingent consideration charges	—	46,088
Legal settlements and reserves	—	10,000
Total operating expenses	$181,113	$175,342
Operating expenses as a percentage of total revenue:
Sales and marketing	22%	26%
Research and development	10%	10%
General and administrative	18%	20%
Contingent consideration charges	—	22%
Legal settlements and reserves	—	5%
Total operating expenses as a percentage of total revenues	50%	82%

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

Sales and marketing expense increased 40% to $78.8 million in 2016 from $56.1 million in 2015. The increase is primarily due to (1) an increase in headcount-related expenses excluding stock-based compensation expense of $10.4 million, (2) an increase in stock-based compensation expense of $2.6 million and (3) an increase in discretionary marketing spend of $6.5 million.  The increases in headcount-related and stock-based compensation expenses were due to both the addition of headcount resulting from our Endicia and ShippingEasy acquisitions as well as increased headcount in the rest of the Company.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

Research and development expense increased 70% to $35.2 million in 2016 from $20.7 million in 2015. The increase is primarily due to (1) an increase in headcount-related expenses excluding stock-based compensation of $7.1 million and (2) an increase in stock-based compensation expense of $3.5 million. The increases in headcount-related and stock-based compensation expenses were due to both the addition of headcount resulting from our Endicia and ShippingEasy acquisitions as well as increased headcount in the rest of the Company to support our expanded product offerings and technology infrastructure investments.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets.

General and administrative expense increased 58% to $67.1 million in 2016 from $42.4 million in 2015. The increase was primarily attributable to (1) an increase in the amortization of acquired intangibles related to our acquisitions of $10.6 million, (2) an increase in headcount-related expenses excluding stock-based compensation of $6.2 million, and (3) an increase in stock-based compensation expense of $9.7 million.  The increases were partially offset by a decrease in acquisition and integration related expenses of approximately $3.3 million as the expenses for the ShippingEasy acquisition in 2016 were less than the expenses for the Endicia acquisition in 2015. The increases in headcount-related and stock-based compensation expenses were due to both the addition of headcount resulting from our Endicia and ShippingEasy acquisitions as well as increased headcount in the rest of the Company to support our growth in the business and corporate infrastructure investments.

Contingent Consideration Charges

Contingent consideration charges are attributable to the change in the fair value of our contingent consideration liability related to the acquisition of ShipStation. We did not incur any contingent consideration charges in 2016. Contingent consideration charge was $46.1 million in the year ended December 31, 2015. The decrease was due to ShipStation fully achieving all of their financial measure targets for the second earn-out in accordance with the purchase agreement and the distribution of the shares of stock comprising the final earn-out in the first quarter 2016.  See Note 3 – “Acquisition” in our Notes to Consolidated Financial Statements for further description of our contingent consideration liability related to the acquisition of ShipStation.

Litigation Settlement

In 2015, we incurred a $10.0 million expense related to our litigation settlement with Express One.  We did not incur a similar litigation settlement expense in 2016.

Interest and Other Income

Interest and other income primarily consist of interest income from cash, cash equivalents and short-term and long-term investments. Interest and other income increased to $306,000 in 2016 from $146,000 in 2015.  The increase is primarily due to gains on the disposal of assets.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense was $3.2 million in 2016 compared to $397,000 in 2015.  The increase in interest expense was primarily due to the debt being outstanding for the full year 2016 compared to only approximately one and half months in 2015. The interest expense resulted from the debt incurred in connection with our acquisition of Endicia in the fourth quarter of 2015. See Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

In 2015, our net income tax benefit of $1.4 million was comprised of a deferred income tax benefit of $2.8 million consisting of nondeductible temporary tax items including contingent consideration, stock compensation and amortizable intangibles, partially offset by a current income tax expense of $1.4 million consisting of federal alternative minimum tax and various state taxes. In addition, the deferred income tax benefit reflected a change in the federal statutory rate from 34% to 35%.

In 2016, our income tax expense of $41.7 million consisted of current income tax expense of $8.1 million consisting of federal alternative minimum tax and various state taxes and deferred income tax expense of $33.6 million consisting of temporary tax items including utilization of net operating losses, contingent consideration, stock compensation and differences in the book and tax lives of amortizable intangibles. Our effective income tax rate differed from the statutory income tax rate primarily as a result of permanent tax adjustments for nondeductible items, research and development tax credits, and changes in state tax rates including the addition and reduction of uncertain tax positions of the prior and of the current year.

As of December 31, 2016 and 2015, we had net deferred tax assets of approximately $48.8 million and $57.2 million, respectively. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence, including our recent earnings trend and expected future income. As of December 31, 2016 and 2015, we did not have any valuation allowance against our gross deferred tax assets.

Trend Analysis

We expect our mailing and shipping revenue to increase in 2017 compared to 2016.  We expect our mailing and shipping revenue growth in 2017 to be less than the growth we achieved in 2016 now that we have passed the one year anniversary of our Endicia acquisition. Our ability to grow our mailing and shipping revenue is partly dependent on our ability to increase our sales and marketing spend to acquire new customers and to retain our existing customers. To the extent we are not able to achieve our target increase in spending and acquire or retain customers, this would negatively impact our 2017 mailing and shipping revenue growth expectations.

We expect customized postage revenue to increase in 2017 compared to 2016. We expect our customized postage revenue growth in 2017 to be a smaller percentage than the growth in 2016, as 2016 reflects a full year of Endicia results, as opposed to approximately one and a half months in 2015. High volume business orders for customized postage can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.

We expect our sales and marketing expense to increase in 2017 compared to 2016.  We expect the percent increase in sales and marketing expense in 2017 to be less than the percent increase in 2016, as 2016 reflects a full year of Endicia results, as opposed to approximately one and a half months in 2015. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.

We expect research and development expenses to be higher in 2017 as compared to 2016.  We expect the percent increase in research and development expense in 2017 to be less than the percent increase in 2016, as 2016 reflects a full year of Endicia results, as opposed to approximately one and a half months in 2015. We expect to hire additional research and development personnel in 2017.

We expect general and administrative expenses to be higher in 2017 as compared to 2016. We expect the percent increase in general and administrative expense in 2017 to be less than the percent increase in 2016, as 2016 reflects a full year of Endicia results, as opposed to approximately one and a half months in 2015. We expect to hire additional general and administrative personnel in 2017.

We expect our stock-based compensation expense to be higher in 2017 compared to 2016 based on stock-based compensation expense incurred in the fourth quarter and the expectation of stock option grants to new hires in 2017.

We expect our interest expense in 2017 to be largely consistent with 2016.

We expect our effective tax rate for 2017 to be higher than 2016 as we benefitted from certain research and development tax credits earned in prior years in 2016 which we do not expect to recur at the same levels in 2017. There are other factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.

We expect we will utilize the remainder of our federal net operating losses and other tax credits during 2017 and thus we expect to become a cash tax payer for 2017.

As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion on page 1 of Part I of this Report and the risks and other factors set forth in Item 1A “Risk Factors.”  Our business has grown through acquisitions during 2014 through 2016; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Years Ended December 31, 2015 and 2014

Total revenue increased 45% to $214.0 million in 2015 from $147.3 million in 2014. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $206.7 million in 2015, an increase of 46% from $141.8 million in 2014. Customized postage revenue increased 33% to $7.2 million in 2015 from $5.4 million in 2014.

The following table sets forth the breakdown of revenue for 2015 and 2014 and the resulting percent change (revenue in thousands):

Revenues	2015	2014	% Change

Service	$176,672	$115,696	53%
Product	18,283	16,883	8%
Insurance	11,732	9,217	27%
Mailing and shipping revenue	206,687	141,796	46%
Customized postage	7,229	5,450	33%
Other	41	23	77%
Total revenues	$213,957	$147,269	45%

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

The following table sets forth the growth in paid customers and average annual revenue per paid customer for our mailing and shipping business (in thousands except average annual revenue per paid customer and percentage):

	2015	2014	% Change

Paid customers for the year	581	512	14%
Average annual revenue per paid customer	$356	$277	28%
Mailing and shipping revenue	$206,687	$141,796	46%

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

The increase in our ARPU was primarily the result of (1) the addition of paid customers from our acquisitions of ShipStation, ShipWorks and Endicia where the ARPU for those paid customers is higher as compared to the ARPU from the existing Stamps.com customers and (2) the growth in our high volume shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

Revenues	2015	2014

Service	$176,672	$115,696
Product	18,283	16,883
Insurance	11,732	9,217
Customized postage	7,229	5,450
Other	41	23
Total revenues	$213,957	$147,269
Revenue as a percentage of total revenues
Service	83%	79%
Product	9%	11%
Insurance	5%	6%
Customized postage	3%	4%
Other	0%	0%
Total revenues	100%	100%

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

For service revenue, we earn revenue in several different ways: (1) customers may pay us a monthly fee based on a subscription plan; (2) customers may qualify under our USPS partnership to have their service fees waived or refunded and then we are compensated directly by the USPS; (3) we may earn transaction related revenue based on customers purchasing postage or printing shipping labels; (4) we may earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners; and (5) we may earn other types of revenue shares or other compensation from specific customers or integration partners.

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

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of its associated revenue for the periods indicated (in thousands except percentage):

Cost of revenues	2015	2014

Service	$27,967	$19,687
Product	5,971	5,516
Insurance	3,984	3,210
Customized postage	6,013	4,493
Total cost of revenues	$43,935	$32,906
Cost as percentage of associated revenue
Service	16%	17%
Product	33%	33%
Insurance	34%	35%
Customized postage	83%	82%
Total cost as a percentage of total revenues	21%	22%

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

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

Operating expenses:	2015	2014

Sales and marketing	$56,144	$43,659
Research and development	20,711	13,309
General and administrative	42,399	25,147
Contingent consideration charges	46,088	8,438
Legal settlements and reserves	10,000	—
Total operating expenses	$175,342	$90,553
Operating expenses as a percentage of total revenue:
Sales and marketing	26%	30%
Research and development	10%	9%
General and administrative	20%	17%
Contingent consideration charges	22%	6%
Legal settlements and reserves	5%	—
Total operating expenses as a percentage of total revenues	82%	61%

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

Interest and Other Income

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

Interest Expense

Interest expense consists of interest expense payments from the debt under our credit facility and the associated accretion of debt issuance costs.  Interest expense was $397,000 in 2015 compared to $0 in 2014.  The interest expense resulted from the debt incurred in connection with our acquisition of Endicia in 2015. See Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

In 2015, our net income tax benefit of $1.4 million was comprised of $2.8 million of deferred income tax benefit consisting of nondeductible temporary tax items including contingent consideration, stock compensation and amortizable intangibles, partially offset by $1.4 million of current income tax expense consisting of federal alternative minimum tax and various state taxes. In addition, the deferred income tax benefit reflected the change in the federal statutory rate from 34% to 35%. In 2014, our net income tax benefit of $12.7 million consisted of a $13.6 million income tax benefit resulting from the release of our valuation allowance offset by a current income tax expense of $0.9 million consisting of federal and state alternative minimum taxes.  On June 10, 2014 we completed our acquisition of ShipStation.  On August 29, 2014 we completed our acquisition of ShipWorks. Based on these discrete events, we analyzed our deferred tax assets including our remaining tax loss carry-forward. After completing our forecast of future income taking into consideration the potential synergies of our acquisitions, we believed we had met the more likely than not threshold that we would be able to utilize our remaining tax loss carry-forwards in the foreseeable future.  As a result, we released the remaining valuation allowance during the fourth quarter of 2014. During 2014 we recorded current income tax expense for alternative minimum federal and state taxes of $856,000 and income tax benefit for the release of our valuation allowance totaling approximately $13.6 million, yielding to a net income tax benefit of $12.7 million.  During 2015 we recorded current income tax expense for alternative minimum federal and state taxes of approximately $1.4 million. Because we did not have any valuation allowance release in 2015, our net income tax benefit decreased 89% to $1.4 million in 2015 from $12.7 million in 2014.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence, including our recent earning trend and expected future income. As of December 31, 2015 and 2014, we do not have any valuation allowance against our gross deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, we had $108 million and $75 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was approximately $148 million and $46 million in 2016 and 2015, respectively. The increase in net cash provided by operating activities was primarily attributable to an increase in our net income, depreciation and amortization, stock compensation expense offset by the impact of the stock option windfall tax benefit and deferred income tax expense and from net changes in our operating assets and liabilities in 2016 as compared to 2015.

Net cash used in investing activities was approximately $55 million and $210 million in 2016 and 2015, respectively.  The decrease in net cash used in investing activities was primarily due to the acquisition of ShippingEasy, of $55.4 million in 2016 as compared to the acquisition of Endicia of $214.2 million in 2015. (See Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description).

Net cash used in financing activities was approximately $51 million in 2016 and net cash provided by financing activities was approximately $188 million in 2015. The change in net cash provided by (used in) financing activities was primarily due to (1) an optional repayment of debt of $10 million and stock repurchases of $80.6 million in 2016 which we did not have in 2015 and (2) the proceeds from debt, net of debt issuance costs of $162.6 million in 2015 in connection with our acquisition of Endicia which we did not have in 2016.

The following table is a schedule of our significant contractual obligations and commercial commitments as of December 31, 2016 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2017	$4,048
2018	3,563
2019	1,369
2020	1,396
2021	1,052
Thereafter	—
Total	$11,428

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with debt issuance costs for the year ended December 31, 2016 was approximately $373,000.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% to 2.00%, based upon certain financial measures. As of December 31, 2016, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.13%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2016, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments.  As of December 31, 2016, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million.  As of December 31, 2016, our Consolidated Total Leverage Ratio was 0.9 to 1.00, our Fixed Charge Coverage Ratio was 22.1 to 1.00 and our Liquidity was approximately $117 million.  Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to December 31, 2016 are as follows (in thousands):

Amount
2017	$6,703
2018	8,766
2019	10,828
2020	122,522
2021	—
Total debt	148,819

Less: debt issuance costs	(1,465)
Total debt, net of debt issuance costs	$147,354

The estimated interest payments related to our debt due subsequent to December 31, 2016 are as follows (in thousands):

Amount
2017	$3,177
2018	3,019
2019	2,817
2020	2,497
2021	—
Total	$11,510

The above estimated interest payments assume an interest rate of 2.13%, which is our interest rate as of December 31, 2016, and assume the entire amount of our revolver credit is paid on the maturity date of November 18, 2020.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Critical Accounting Policies and Judgments

General

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies, litigation and goodwill and intangibles acquired relating to our acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Contingencies and Litigation

We are subject to various routine litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We establish loss provisions for claims against us when the loss is both probable and can be reasonably estimated.  If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional losses may have been incurred for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.  The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 inputs.

The $63.2 million fair value of the contingent consideration liability related to our acquisition of ShipStation as of December 31, 2015 was calculated by multiplying the expected earn-out shares by our stock price.  During 2015 we recorded approximately $47.4 million of changes relating to our contingent consideration liability of which $46.1 million was recorded in contingent consideration changes and $1.3 million was recorded in marketing and research and development costs, all within operating expenses.  The   See Note 3 – “Acquisitions” for a further description of the contingent consideration relating to ShipStation.

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  We are required to test goodwill for impairment annually and whenever events or circumstances indicate the fair value of a reporting unit may be below its carrying value.  Goodwill is reviewed for impairment annually on October 1. A reporting unit is the operating segment or a business that is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. We aggregated our reporting units into a single reporting unit because we determined they have similar economic characteristics. There was no impairment to our goodwill related to our acquisitions.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of December 31, 2016 and 2015 we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold we will realize our tax loss carry-forwards in the foreseeable future.

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

We earn service revenue in several different ways: (1) customers may pay us a monthly fee based on a subscription plan; (2) customers may qualify under our USPS partnership to have their service fees waived or refunded and then we are compensated directly by the USPS; (3) we may earn transaction related revenue based on customers purchasing postage or printing shipping labels; (4) we may earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners; and (5) we may earn other types of revenue shares or other compensation from specific customers or integration partner, and is recognized in the period that services are provided.

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

Customers purchase postage through our mailing and shipping solutions.  Postage purchase funds that are transferred directly from the customers to the USPS are not recognized as revenue for this postage, as it is purchased by our customers directly from the USPS.

Customized postage revenue, which includes the face value of postage, from the sale of PhotoStamps and PictureItPostage sheets and rolls is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier and revenue is recognized at that time.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2016, 2015 and 2014.

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance providers. We recognize revenue on insurance purchases upon the ship date of the insured package.

Stock-Based Compensation

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and recognize stock-based compensation expense during each period based on the value of that portion of share-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. We estimate forfeitures at the time of grant based on historical data and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recognized for all employee stock options granted is recognized using the straight-line method over their respective vesting periods of up to five years. Starting in the third quarter of 2016, our stock-based compensation expense included performance based inducement equity awards relating to the ShippingEasy acquisition as described in Note 3 - Acquisitions.

Trademarks, Patents and Intangible Assets

Acquired trademarks, patents and other intangibles include both amortizable and non-amortizable assets and are included in intangible assets, net in the accompanying consolidated balance sheets. Intangible assets are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.  Amortization of amortizable intangible assets is calculated on a straight-line basis, which is consistent with the expected future cash flows.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US generally accepted accounting principles (“US GAAP”) and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so the companies may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach.  The Company has reviewed the ASU 2014-09 updated standard on revenue recognition.  The Company is currently in the process of reviewing its material contracts to assess the impact of the new standard.  While the Company has performed a review of the impact on certain contracts, it has not completed a review of all material contracts.  As a result, the Company is currently still in the process of evaluating the adoption method and the impact the adoption of this standard will have on its consolidated financial statements.

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

In March 2016, the FASB simplified certain areas of accounting for stock-based compensation, including accounting for the income tax consequences of stock-based compensation, determining the classification of awards as either equity or liabilities, classifying certain items within the statement of cash flows and introducing an accounting policy election to account for forfeitures of non-vested awards as they occur. The simplified guidance is effective for the Company in the first quarter of 2017. Depending on the area simplified, the guidance is effective either prospectively, retrospectively or using a modified retrospective approach. Early adoption is permitted. The adoption of this standard will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, a standard which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The revised guidance will be applied prospectively, and is effective for the Company in the first quarter of 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is evaluating the effect this new standard will have on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of December 31, 2016, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $148.8 million.  Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% to 2.00%, based upon certain financial measures. As of December 31, 2016, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.13%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 75 days at December 31, 2016. Our cash equivalents and investments approximated $108.4 million at December 31, 2016 and had a weighted average interest rate of 0.4%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2016.  Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ShippingEasy Group, Inc., which are included in the 2016 consolidated financial statements of Stamps.com Inc. and subsidiaries and constituted approximately $60 million of total assets as of December 31, 2016, approximately $11 million of revenues and approximately $3 million of net income for the year then ended.  Securities and Exchange Commission guidelines permit companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition.

Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2016, which is included herein.

Changes in internal controls

During the quarter ended December 31, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Stamps.com Inc. and subsidiaries

We have audited Stamps.com Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Stamps.com Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting appearing under item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls ShippingEasy Group, Inc. which is included in the 2016 consolidated financial statements of Stamps.com Inc. and subsidiaries and constituted approximately $60 million of total assets as of December 31, 2016, approximately $11 million of revenues and approximately $3 million of net income for the year then ended. Our audit of internal control over financial reporting of Stamps.com Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of ShippingEasy Group, Inc.

In our opinion, Stamps.com Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stamps.com Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Stamps.com Inc. and subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 1, 2017

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference herein to our proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference herein to our proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference herein to our proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

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

3.          Exhibits.  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.(11)

3.2	Bylaws of the Company.(3)

3.3	Resolution Amending Bylaws of Stamps.com Inc. (13)

3.4	Amendment to Bylaws of Stamps.com Inc. (24)

4.1	Specimen common stock certificate.(4)

10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)

10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)

10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2) +++

10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7) +++

10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6) +++

Exhibit Number	Description

10.6	Form of Amended and Restated Indemnification Agreement between the Company and its directors and officers.(18) +++

10.7	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (8) +

10.8	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc. (9) ++

10.9	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5) +++

10.10	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5) +++

10.11	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++

10.12	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5) +++

10.13	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5) +++

10.14	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++

10.15	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5) +++

10.16	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5) +++

10.17	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5) +++

10.18	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5) +++

10.19	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5) +++

10.20	Stock Purchase Agreement (12) +++

10.21	2010 Equity Incentive Plan.(25) +++

10.22	2014 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17) +++

10.23	2016 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17) +++

10.24	Form of Stock Option Agreement.(14) +++

10.25	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)

Exhibit Number	Description

10.26	Agreement of Purchase And Sale and Joint Escrow Instructions.(16)

10.27
Stock Purchase Agreement made and entered into as of March 22, 2015, by and among Stamps.com Inc., a Delaware corporation, PSI Systems, Inc., a California corporation, and Newell Rubbermaid Inc., a Delaware corporation.(20) +

10.28
Commitment Letter, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC and Stamps.com Inc., dated March 22, 2015.(20)

10.29
Settlement Agreement and Mutual Release of Claims made and entered into on August 6, 2015, by and between Stamps.com Inc., Auctane, LLC d/b/a ShipStation, Interapptive, Inc. d/b/a ShipWorks, Kenneth T. McBride, Jason Hodges, Nathan Jones, and Curtis Mitchell, on the one hand, and Rapid Enterprises, LLC d/b/a Express One and J. Colby Clark, on the other hand.(21)

10.30
Credit Agreement made and entered into as of November 18, 2015, by and among Stamps.com Inc., a Delaware corporation, Wells Fargo Bank, National Association (“Wells Fargo”), JPMorgan Chase Bank, N.A., and Bank of America, N.A., the lenders from time to time party thereto (each a “Lender” and collectively, the “Lenders”), and Wells Fargo as administrative agent for the Lenders. (22) +

10.31
Collateral Agreement made and entered into as of November 18, 2015, by and among Stamps.com Inc., a Delaware corporation, the Grantors (as defined therein), in favor of Wells Fargo Bank, National Association as administrative agent for the benefit of the Secured Parties (as defined therein).(22)

10.32
Agreement and Plan of Merger, dated as of June 16, 2016, by and among ShippingEasy Group, Inc., Stamps.com Inc., SEG Merger Sub, Inc. and Tim Jugmans. Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Agreement and Plan of Merger. (23) +

10.33
Management Incentive Plan, dated as of July 1, 2016, by and among ShippingEasy, Inc., Stamps.com Inc. and the Participant Representative (as defined therein), and acknowledged and agreed to by Katie May and Barry Cox. (23) +

14	Code of Ethics.(10)

21
List of Subsidiaries: PhotoStamps Inc., a California corporation; Auctane LLC, a Texas limited liability company; Interapptive Inc., a Missouri corporation; PSI Systems, Inc., a California corporation d/b/a Endicia; ShippingEasy Group, Inc., a Delaware corporation.

23.1	Consent of Ernst & Young LLP.(17)

24.1	Power of Attorney by Mohan P. Ananda.(17)

24.2	Power of Attorney by David C. Habiger.(17)

24.3	Power of Attorney by G. Bradford Jones.(17)

24.4	Power of Attorney by Lloyd I. Miller.(17)

Exhibit Number	Description

24.5	Power of Attorney by Theodore R. Samuels.(17)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(17)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(17)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17) (furnished, not filed)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17) (furnished, not filed)

XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).

(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).

(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 7, 1999 (File No. 333-77025).

(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).

(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003 (File No. 000-26427).

(9)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004 (File No. 000-26427).

(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 (File No. 000-26427).

(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-26427).

(12)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 (File No. 000-26427).

(13)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2010 (File No. 000-26427).

(14)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 2010 (File No. 333-168360).

(15)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010 (File No. 000-26427).

(16)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (File No. 000-26427).

(17)	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

(18)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 29, 2014 (File No. 000-26427).

(19)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2014 (File No. 000-26427).

(20)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2015 (File No. 000-26427).

(21)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015 (File No. 000-26427).

(22)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015 (File No. 000-26427).

(23)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016 (File No. 000-26427).

(24)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2012 (File No. 000-26427).

(25)	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2010 (File No. 000-26427).

+	Confidential treatment requested and received as to certain portions.

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

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stamps.com Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stamps.com Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 1, 2017

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$106,932	$65,126
Short-term investments	1,511	8,553
Accounts receivable, net	62,756	55,052
Other current assets	13,081	8,345
Total current assets	184,280	137,076

Property and equipment, net	36,829	31,707
Goodwill	239,705	197,807
Intangible assets, net	97,027	95,950
Long-term investments	—	1,529
Deferred income taxes, net	48,782	57,224
Other assets	3,506	7,321
Total assets	$610,129	$528,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$86,205	$60,816
Deferred revenue	3,858	4,000
Current portion of debt, net of debt issuance costs	6,329	4,267
Contingent consideration	—	63,209
Total current liabilities	96,392	132,292
Long-term debt, net of debt issuance costs	141,025	157,353
Total liabilities	237,417	289,645

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2016 and 2015
Issued shares: 30,507 in 2016 and 29,463 in 2015
Outstanding shares: 16,897 in 2016 and 16,697 in 2015	53	52
Additional paid-in capital	855,344	716,253
Treasury stock, at cost, 13,610 shares in 2016 and 12,766 in 2015	(252,981)	(172,410)
Accumulated deficit	(229,715)	(304,944)
Accumulated other comprehensive income	11	18
Total stockholders’ equity	372,712	238,969
Total liabilities and stockholders’ equity	$610,129	$528,614

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Service	$313,057	$176,672	$115,696
Product	20,234	18,283	16,883
Insurance	17,300	11,732	9,217
Customized postage	13,615	7,229	5,450
Other	99	41	23
Total revenues	364,305	213,957	147,269
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	39,999	27,967	19,687
Product	6,695	5,971	5,516
Insurance	5,432	3,984	3,210
Customized postage	10,846	6,013	4,493
Total cost of revenues	62,972	43,935	32,906
Gross profit	301,333	170,022	114,363
Operating expenses:
Sales and marketing	78,830	56,144	43,659
Research and development	35,158	20,711	13,309
General and administrative	67,125	42,399	25,147
Contingent consideration charges	—	46,088	8,438
Litigation settlement	—	10,000	—
Total operating expenses	181,113	175,342	90,553
Income (loss) from operations	120,220	(5,320)	23,810
Interest expense	(3,552)	(397)	—
Interest and other income	306	146	375
Income (loss) before income taxes	116,974	(5,571)	24,185
Income tax expense (benefit)	41,745	(1,373)	(12,697)
Net income (loss)	$75,229	$(4,198)	$36,882
Net income (loss) per share
Basic	$4.36	$(0.26)	$2.30
Diluted	$4.12	$(0.26)	$2.25
Weighted average shares outstanding
Basic	17,245	16,436	16,011
Diluted	18,251	16,436 (1)	16,417

(1)	Common equivalent shares are excluded from the diluted loss per share as their effect is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$75,229	$(4,198)	$36,882
Other comprehensive loss, net of tax:
Unrealized loss on investments	(7)	(43)	(79)
Comprehensive income (loss)	$75,222	$(4,241)	$36,803

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	16,187	$51	$668,724	$(159,522)	$(337,628)	$140	$171,765
Net income	—	—	—	—	36,882	—	36,882
Unrealized loss on investments	—	—	—	—	—	(79)	(79)
Stock-based compensation expense	—	—	4,799	—	—	—	4,799
Exercise of stock options	203	—	3,314	—	—	—	3,314
Shares issued under the Employee Stock Purchase Plan	42	—	1,238	—	—	—	1,238
Stock repurchase	(435)	—	—	(12,888)	—	—	(12,888)
Balance at December 31, 2014	15,997	$51	$678,075	$(172,410)	$(300,746)	$61	$205,031
Net loss	—	—	—	—	(4,198)	—	(4,198)
Unrealized loss on investments	—	—	—	—	—	(43)	(43)
Stock option windfall tax benefit	—	—	618	—	—	—	618
Issuance of shares for contingent consideration	192	—	9,225	—	—	—	9,225
Stock-based compensation expense	—	—	15,895	—	—	—	15,895
Exercise of stock options	459	1	10,886	—	—	—	10,887
Shares issued under the Employee Stock Purchase Plan	49	—	1,554	—	—	—	1,554
Balance at December 31, 2015	16,697	$52	$716,253	$(172,410)	$(304,944)	$18	$238,969
Net income	—	—	—	—	75,229	—	75,229
Unrealized loss on investments	—	—	—	—	—	(7)	(7)
Stock option windfall tax benefit	—	—	26,784	—	—	—	26,784
Issuance of shares for contingent consideration	577	1	63,208	—	—	—	63,209
Stock-based compensation expense	—	—	33,949	—	—	—	33,949
Exercise of stock options	432	—	12,969	—	—	—	12,969
Shares issued under the Employee Stock Purchase Plan	35	—	2,181	—	—	—	2,181
Stock repurchase	(844)	—	—	(80,571)	—	—	(80,571)
Balance at December 31, 2016	16,897	$53	$855,344	$(252,981)	$(229,715)	$11	$372,712

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$75,229	$(4,198)	$36,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,152	7,702	4,833
Loss on disposal of assets	22	—	—
Stock-based compensation expense	33,949	15,895	4,799
Deferred income tax expense (benefit)	33,623	(3,408)	(13,554)
Stock option windfall tax benefit	(26,784)	(618)	—
Accretion of debt issuance costs	372	31	—
Contingent consideration	—	47,419	8,773
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(6,510)	(32,480)	5,787
Other current assets	(4,761)	(1,737)	557
Other assets	3,815	678	(3,208)
Deferred revenue	(195)	779	210
Accounts payable and accrued expenses	20,135	16,053	6,646
Net cash provided by operating activities	148,047	46,116	51,725
Investing activities:
Sale of short-term investments	8,484	6,424	6,556
Purchase of short-term investments	—	(2,438)	(6,536)
Sale of long-term investments	95	2,586	6,627
Purchase of long-term investments	(15)	—	(2,887)
Acquisition of ShipStation, net of cash acquired	—	—	(48,883)
Acquisition of ShipWorks, net of cash acquired	—	—	(21,149)
Acquisition of Endicia	(573)	(214,165)	—
Acquisition of ShippingEasy	(55,447)	—	—
Acquisition of property and equipment	(7,750)	(2,291)	(2,858)
Net cash used in investing activities	(55,206)	(209,884)	(69,130)
Financing activities:
Proceeds from short term financing obligation, net of repayments	2,241	13,313	—
Proceeds from debt, net of debt issuance cost	—	162,620	—
Principal payments on term loan	(4,639)	(1,031)	—
Payment on revolving credit facility	(10,000)	—	—
Proceeds from exercise of stock options	12,969	10,887	3,314
Issuance of common stock under Employee Stock Purchase Plan	2,181	1,554	1,238
Stock option windfall tax benefit	26,784	618	—
Repurchase of common stock	(80,571)	—	(12,888)
Net cash provided by (used in) financing activities	(51,035)	187,961	(8,336)
Net increase (decrease) in cash and cash equivalents	41,806	24,193	(25,741)
Cash and cash equivalents at beginning of period	65,126	40,933	66,674
Cash and cash equivalents at end of period	$106,932	$65,126	$40,933

Supplemental Information:
Capital expenditures accrued but not paid at period end	$1,250	$78	$6
Tenant improvement allowance	$676	$—	$—
Income taxes paid	$4,832	$956	$856
Interest paid	$2,856	$—	$—
Issuance of 2015 and 2014 earn-out shares (see Note -3 “Acquisitions”)	$63,209	$9,225	$—
Non cash adjustment of purchase price allocation for Endicia acquisition	$372	$—	$—
Non cash adjustment of purchase price allocation for ShippingEasy acquisition	$173	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States. Under the Stamps.com and Endicia brands, customers use our United States Postal Service (“USPS”) only solutions to mail and ship a variety of mail pieces and packages through the USPS.  Customers using our solutions receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999.  Endicia became a USPS-approved PC Postage vendor in 2000. Under the ShipStation®, ShipWorks® and ShippingEasyTM brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as the USPS, UPS, FedEx and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants and warehouse shippers.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc., Auctane LLC, Interapptive, Inc., PSI Systems Inc., ShippingEasy Group, Inc., and PhotoStamps Inc.  In June 2014, we completed our acquisition of 100% of the outstanding equity of Auctane LLC, a Texas limited liability company that operates ShipStation (“Auctane LLC” or “ShipStation”) in a cash and contingent stock transaction.  ShipStation, based in Austin, Texas, offers web-based multi-carrier shipping solutions primarily under the brands ShipStation and Auctane.  In August 2014, we completed our acquisition of 100% of the outstanding equity of Interapptive, Inc., a Missouri corporation, that operates ShipWorks (“Interapptive, Inc.” or “ShipWorks”) in a cash transaction.  ShipWorks, based in St. Louis, Missouri, offers software-based multi-carrier shipping solutions.  In November 2015, we completed our acquisition of 100% of the outstanding shares of PSI Systems, Inc. (“Endicia”).  Endicia, based in Mountain View, California, offers mailing and shipping solutions for use with the USPS. In July 2016, we completed our acquisition of 100% of the outstanding shares of ShippingEasy Group, Inc. (“ShippingEasy”).  ShippingEasy, based in Austin, Texas, offers web-based multi-carrier shipping solutions. See Note 3 – “Acquisitions” for further discussion of our acquisitions.

Because 100% of the voting control of Auctane LLC, Interapptive, Inc., PSI Systems, Inc., and ShippingEasy Group, Inc. is held by us, we have consolidated the results of operations of ShipStation, ShipWorks, Endicia and ShippingEasy from the date we obtained control in the accompanying consolidated financial statements. Similarly, due to our 100% control of PhotoStamps, Inc., PhotoStamps Inc. is also consolidated in the accompanying consolidated financial statements from the date of its inception. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the financial statements. Examples include estimates of loss contingencies, realizability of deferred income taxes, the estimates and assumptions used to calculate stock-based compensation, the estimates and assumptions used to calculate the allocation of the purchase price related to our acquisitions, including related contingent consideration, and estimates regarding the useful lives of our building, patents and other amortizable intangible assets, and goodwill.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable

Our accounts receivable relate to mailing and shipping services, postage purchasing and invoicing, PhotoStamps sales, and branded insurance provided to customers prior to billing and other receivables. Accounts receivable are recorded at the invoiced amount, net of allowances for uncollectible accounts of approximately $1,188,000, $831,000 and $414,000 as of December 31, 2016, 2015 and 2014, respectively.

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

Increases in allowance for doubtful accounts totaled approximately $356,000, $417,000 and $131,000 for 2016, 2015 and 2014, respectively. There were no material write offs against the allowance for doubtful accounts during 2016, 2015 or 2014.

Advertising Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used.  For the years ended December 31, 2016, 2015 and 2014, advertising and tradeshow costs were $12.1 million, $10.8 million and $9.7 million, respectively.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our cash equivalents and investments consisted of money market funds, asset-backed securities and public corporate debt securities at December 31, 2016 and 2015. All investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are included as a separate component of stockholders' equity.

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

Our outstanding borrowings under our Credit Agreement are subject to market risk, primarily interest rate risk. Interest rate fluctuations impact the interest expense incurred on borrowings under the Credit Agreement, as the interest rate is based on the London Interbank Offered Rate.

During 2016, 2015 and 2014, we did not recognize revenue from any one customer that represented 10% or more of revenues.

Cost of Revenue

Cost of service revenue principally consists of the cost of customer service, system operating costs, credit card processing fees and customer misprints that do not qualify for reimbursement from the USPS.  Cost of product revenue principally consists of the cost of products sold through our Supplies Stores and the related costs of shipping and handling.  The cost of insurance revenue principally consists of parcel insurance offering costs through our third party insurance partners.  Cost of customized postage revenue principally consists of the face value of postage, image review costs and printing and fulfillment costs.

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

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.  The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 inputs.

The $63.2 million fair value of the contingent consideration liability related to our acquisition of ShipStation as of December 31, 2015 was calculated by multiplying the expected earn-out shares by our stock price.  During 2015 we recorded approximately $47.4 million of charges relating to our contingent consideration liability of which $46.1 million was recorded in contingent consideration charges and $1.3 million was recorded in marketing and research and development in operating expenses. See Note 3 – “Acquisitions” for a further description of the contingent consideration relating to our acquisition of ShipStation.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets.

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination.  We are required to test goodwill for impairment annually and whenever events or circumstances indicate the fair value of a reporting unit may be below its carrying value.  Goodwill is reviewed for impairment annually on October 1. A reporting unit is the operating segment or a business that is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. We aggregated our reporting units into a single reporting unit because we determined they have similar economic characteristics. There was no impairment to our goodwill related to our acquisitions.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence. As of December 31, 2016 and 2015 we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold we will realize our tax loss carry-forwards in the foreseeable future.

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

Inventories

Inventories consist of finished products sold through our supplies store and are accounted for using the lower of cost (first-in, first-out method) or market. Inventories reported as a component of other current assets in both 2016 and 2015 were $3.5 million.

Net Income (loss) per Share

Net income (loss) per share represents net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during a reported period. The diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, (commonly and hereafter referred to as “common stock equivalents”), were exercised or converted into common stock. Diluted net income (loss) per share is calculated by dividing net income (loss) during a reported period by the sum of the weighted average number of common shares outstanding plus common stock equivalents for the period.

The following table reconciles share amounts utilized to calculate basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$75,229	$(4,198)	$36,882

Basic - weighted average common shares	17,245	16,436	16,011
Dilutive effect of common stock equivalents	1,006	— (1)	406
Diluted - weighted average common shares	18,251	16,436	16,417

Earnings (loss) per share:
Basic	$4.36	$(0.26)	$2.30
Diluted	$4.12	$(0.26)	$2.25

(1)
Common stock equivalents are excluded from the diluted net loss per share calculation as their effect is anti-dilutive. The shares related to the 2015 contingent consideration are not included because they are anti-dilutive.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year ended December 31,
	2016	2015	2014
Anti-dilutive stock options	211	3,596	134

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

Research and Development Costs

Research and development expense principally consists of compensation and related expenses for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

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

We earn service revenue in several different ways: (1) customers may pay us a monthly fee based on a subscription plan; (2) customers may qualify under our USPS partnership to have their service fees waived or refunded and then we are compensated directly by the USPS; (3) we may earn transaction related revenue based on customers purchasing postage or printing shipping labels; (4) we may earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners; and (5) we may earn other types of revenue shares or other compensation from specific customers or integration partner, and is recognized in the period that services are provided.

Customers purchase postage from the USPS through our mailing and shipping solutions.  Postage purchase funds that are transferred directly from the customers to the USPS are not recognized as revenue for this postage, as it is purchased by our customers directly from the USPS.

Customized postage revenue, which includes the face value of postage, from the sale of PhotoStamps and PictureItPostage sheets and rolls is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier and revenue is recognized at that time.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2016, 2015 and 2014.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance providers. We recognize revenue on insurance purchases upon the ship date of the insured package.

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

Segment Information

We operate in a single reportable segment, “Internet Mailing and Shipping Solutions.”

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") for purposes of allocating resources and evaluating financial performance. The Company's Chief Executive Officer has been identified as the CODM as defined by guidance regarding segment disclosures.

In 2015, we completed the reassessment of our segment reporting in light of our Endicia acquisition. Based on this reassessment, we identified two operating segments in accordance with ASC 280-10-50-1 through 50-9, Segment Reporting, consisting of Endicia and the remaining consolidated company.  Although the primary business activities for both operating segments consisted of providing Internet-based mailing and shipping solutions, each operating segment had discrete financial information available and our Chief Executive Officer, in his capacity as the CODM, reviewed the financial and operating metrics for the Endicia operating segment separately from those of the rest of the Company to inform resource allocation decisions and to assess performance. The primary purpose of the CODM reviewing Endicia’s financial information was to inform resource allocation decisions relating to achieving potential acquisition related synergies including the following areas: (1) cost reductions for compensation and related expenses associated with duplicative personnel; (2) the planned level of sales and marketing spend; and (3) cost reductions from elimination of duplicative operational expenses and vendors.  We aggregated operating segments into one reportable segment in accordance with ASC 280-10-50-11, because we concluded that: (1) both operating segments had similar economic characteristics; (2) both operating segments had similar products, production processes, customers, distribution methods and regulatory environments; and (3) aggregation would be consistent with the objectives and basic principles of ASC 280.   As our one aggregated operating segment accounted for 100% of our revenue, net income and assets, it constituted our sole reportable segment in 2015.

In 2016, we substantially realized the previously identified synergies and merged Endicia’s operations and employee groups into the existing consolidated structure which resulted in the CODM no longer needing to review Endicia’s performance and financial information separately.  As a result, the Company's CODM now reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance.  Based on our evaluation in accordance with ASC 280, including consideration of the ShippingEasy acquisition, we concluded that we had one operating segment in 2016. As our one operating segment accounted for 100% of our revenue, net income and assets, it constituted our sole reportable segment in 2016.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2014, all of our operations, revenue and assets were within the United States. In 2015 and 2016, primarily as a result of our Endicia acquisition, we had international revenue and assets that were less than 1% of total revenue and assets with the remainder in the United States.

During 2016, 2015 and 2014, we did not recognize revenue from any one customer that represented 10% or more of revenues.

Short- Term Financing Obligations

We utilize short-term financing, which is separate from our debt as described in Note – 7 “Debt,” to fund certain Company operations.  Short-term financing is included in accrued expenses.  As of December 31, 2016 we had $15.6 million in short-term financing obligations and $90.0 million of unused credit. As of December 31, 2015 we had $13.3 million in short-term financing obligations and $34.2 million of unused credit.

Stock-Based Compensation

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and recognize stock-based compensation expense during each period based on the value of that portion of share-based payment awards that is ultimately expected to vest during the period, reduced for estimated forfeitures. We estimate forfeitures at the time of grant based on historical data and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recognized for all employee stock options granted is recognized using the straight-line method over their respective vesting periods of up to five years. Starting in the third quarter of 2016, our stock-based compensation expense included performance based inducement equity awards relating to the ShippingEasy acquisition as described in Note 3 - Acquisitions.

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2016		2015		2014
Stock-based compensation expense relating to:
Employee and director stock options	$32,891		$16,644		$4,473
Employee stock purchases	1,058		582		326
Total stock-based compensation expense	$33,949	(2)	$17,226	(1)	$4,799

Stock-based compensation expense relating to:
Cost of revenues	$1,828		$995		$402
Sales and marketing	7,194		4,549		955
Research and development	6,633		3,149		998
General and administrative	18,294		8,533		2,444
Total stock-based compensation expense	$33,949	(2)	$17,226	(1)	$4,799

(1)
Included in this amount is $1.3 million of stock-based compensation expense relating to the change in the fair value of our contingent consideration liability in connection with our acquisition of ShipStation.  See Note - 3 “Acquisitions.”

(2)
Included in this amount is $1.9 million of stock-based compensation expense relating to performance based equity awards granted in connection with our acquisition of ShippingEasy. See Note - 3 “Acquisitions.”

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2016	2015	2014
Expected dividend yield	—	—	—
Risk-free interest rate	0.99%	1.00%	0.87%
Expected volatility	48%	46%	50%
Expected life (in years)	3.4	3.4	3.5
Expected forfeiture rate	6%	6%	6%

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

Trademarks, Patents and Intangible Assets

Acquired trademarks, patents and other intangibles include both amortizable and non-amortizable assets and are included in intangible assets, net in the accompanying consolidated balance sheets. Intangible assets are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.  Amortization of amortizable intangible assets is calculated on a straight-line basis, which is consistent with the expected future cash flows.

Treasury Stock

During 2016 and 2014, we repurchased approximately 844,000 shares and 435,000 shares for $80.6 million and $12.9 million, respectively. We did not repurchase shares in 2015.

Website Development Costs

We develop and maintain our website. Costs associated with the operation of our website consist primarily of software and hardware purchased from third parties and administrative costs relating to the maintenance and development of the website. Costs related to the purchase of software and hardware are capitalized based on our property and equipment capitalization policy. These capitalized costs are amortized based on their estimated useful life. Administrative costs related to the maintenance and development of our website are expensed as incurred.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so the companies may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. The Company has reviewed the ASU 2014-09 updated standard on revenue recognition.  The Company is currently in the process of reviewing its material contracts to assess the impact of the new standard.  While the Company has performed a review of the impact on certain contracts, it has not completed a review of all material contracts.  As a result, the Company is currently still in the process of evaluating the adoption method and the impact the adoption of this standard will have on its consolidated financial statements.

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

In March 2016, the FASB simplified certain areas of accounting for stock-based compensation, including accounting for the income tax consequences of stock-based compensation, determining the classification of awards as either equity or liabilities, classifying certain items within the statement of cash flows and introducing an accounting policy election to account for forfeitures of non-vested awards as they occur. The simplified guidance is effective for the Company in the first quarter of 2017. Depending on the area simplified, the guidance is effective either prospectively, retrospectively or using a modified retrospective approach. Early adoption is permitted. The adoption of this standard will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, a standard which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The revised guidance will be applied prospectively, and is effective for the Company in the first quarter of 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is evaluating the effect this new standard will have on its financial statements.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the acquisition, we issued performance based inducement equity awards to each of the General Manager and Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The two and one-half year period is divided into three phases consisting of the six months ended December 31, 2016 and each of the twelve months ended December 31, 2017 and 2018. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. The stock-based compensation expense associated with the performance based inducement equity award will be recognized ratably over each phase based on the estimated probable achievement of each financial target. The awards are a material inducement to the General Manager and Chief Technology Officer entering into employment agreements with Stamps.com in connection with the acquisition of ShippingEasy. We determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was met, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The $1.9 million stock-based compensation expense recognized represents 100% of the total performance based inducement equity award for the first phase. The equity award for the first phase will be issued in the first quarter of 2017.

We also issued inducement stock option grants for an aggregate of approximately 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy. Each option vests 25% on the one year anniversary of the July 1, 2016 grant date with the remaining 75% vesting in approximately equal monthly increments over the immediately succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of July 1, 2016. The stock options were granted as inducements material to the new employees entering into employment with Stamps.com in connection with the acquisition of ShippingEasy. The related stock-based compensation expense we recognized in 2016 was not material.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total net purchase price for the ShippingEasy acquisition was allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The allocation of purchase consideration was subject to change based on finalizing the deferred tax liability and the valuation of the intangible assets as of the date of acquisition. During the fourth quarter of 2016, as a result of the finalization of the purchase price allocation, $173,000 was allocated to increase the deferred tax liability and goodwill balances. There were no changes to the valuation of intangible assets. The following table is the final allocation of the purchase price (in thousands, except years):

	Fair Value	Fair Value	Useful Life (In Years)	Weighted Average Estimated Useful Life (In Years)
Trade accounts receivable	$1,194
Other assets	76
Property and equipment	40
Goodwill	40,953
Identifiable intangible assets:
Trade name		$1,304	8
Developed technology		6,948	5
Customer relationships		6,316	5
Non-compete agreements		1,111	3 to 5
Total identifiable intangible assets	15,679			5
Accrued expenses and other liabilities	(707)
Deferred revenue	(185)
Deferred tax liability	(1,603)
Total purchase price	55,447
Less: settlement of preexisting relationship (accounts receivable)	1,194
Purchase price, net of settlement	$54, 253

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential acquisition related synergies.  Such synergies include leveraging Stamps.com’s resources, personnel, expertise and capital to grow ShippingEasy’s revenue faster than it otherwise would have as a standalone Company. The identified intangible assets consist of trade names, developed technology, non-compete agreements and customer relationships.  The estimated fair values of the trademark and developed technology were determined using the “relief from royalty” method.  The estimated fair value of the non-compete agreements was determined using the “with and without” method.  The estimated fair value of customer relationships was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 23% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Trademark, developed technology, non-compete and customer relationships are each amortized on a straight-line basis over their estimated useful lives.  The amortization of acquired intangibles will be approximately $761,000 per quarter for the remaining estimated useful lives.  The intangible assets and goodwill recorded in this acquisition are not deductible for tax purposes.

Endicia Acquisition

On March 22, 2015, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Endicia, and Newell Rubbermaid Inc., a Delaware corporation (“Newell”).  The Stock Purchase Agreement provided for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly owned indirect subsidiary of Newell for an aggregate purchase price of $215 million in cash (the “Transaction”).  The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, we closed the Transaction on November 18, 2015.

As part of the funding of our acquisition of Endicia, we entered into a credit agreement with a group of banks on November 18, 2015, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (collectively, the “Credit Agreement”) to fund our acquisition of Endicia. The Credit Agreement is secured by substantially all of our assets. We funded our acquisition with cash of $56.5 million and debt from our Credit Agreement of $164.5 million, totaling $221.0 million. The $221.0 million consisted of the following: 1) purchase price of $214.2 million; 2) $1.5 million of debt issuance costs; and 3) the transfer of Endicia’s ending cash balance on November 17, 2015 of $5.3 million.  Total debt issuance costs of $1.8 million, which included $300,000 of costs incurred prior to closing, were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Our Credit Agreement matures on November 18, 2020.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2016 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $76.8 million under the term loan and approximately $72.0 million under the revolving credit facility.  Because we have a letter of credit of approximately $510,000 relating to a facility lease, we have approximately $10.0 million of available and unused borrowings under the revolving credit facility as of December 31, 2016.

See Note 7 – “Debt.”

During the first quarter of 2016, we adjusted the purchase price allocation of Endicia which resulted in goodwill increasing by approximately $945,000 due to certain acquisition date balance sheet adjustments and the settlement of net working capital with Newell. The total estimated purchase price of the acquired company was allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the purchase price. The following table sets forth the final allocation of the purchase price (in thousands, except years):

	Fair Value	Fair Value	Useful Life (In Years)	Weighted Average Estimated Useful Life (In Years)
Trade accounts receivable	$10,247
Other assets	771
Property and equipment	2,798
Goodwill	131,860
Identifiable intangible assets:
Trade name		$10,900	Indefinite
Developed technology		26,100	9
Customer relationships		43,200	6
Total identifiable intangible assets	80,200			7
Accrued expenses and other liabilities	(10,212)
Deferred revenue	(926)
Total purchase price	$214,738

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of Stamps.com and Endicia.  Such synergies include estimated cost reductions and enhanced sales and customer support which are expected to drive increased volume.  The entire amount of goodwill recorded in this acquisition is being deducted for tax purposes ratably over a 15 year period.  The identified intangible assets consist of trade name, developed technology and customer relationships.  The estimated fair values of the trade name and developed technology were determined using the “relief from royalty” method.  The estimated fair value of customer relationships was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 20% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Developed technology and customer relationships is being amortized on a straight-line basis over their estimated useful lives.  The amortization of acquired intangibles is approximately $2.5 million per quarter for the remaining estimated useful lives.

ShipWorks Acquisition

On August 29, 2014, we acquired 100% of the outstanding equity of Interapptive Inc., which operates ShipWorks, in a cash transaction.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The performance linked earn-out payment of Stamps.com shares (or contingent consideration) to former equity members of Auctane LLC was based on the achievement of certain financial measures within a time period subsequent to the acquisition.  There were two periods in which the earn-out payment was calculated. The first earn-out period was based on the achievement of certain financial measures during the six months ended December 31, 2014.  The second earn-out period was based on the achievement of certain financial measures during the twelve months ended December 31, 2015.  The range of Stamps.com shares available for the performance linked earn-out for both periods was between 576,675 to 768,900 shares, provided that a minimum threshold for the financial measures was achieved. The first earn-out payment totaled 192,225 shares and was made in the first quarter of 2015.  The second earn-out payment totaled 576,675 shares and was made in the first quarter of 2016.  The fair value of the contingent consideration was determined at the acquisition date based on a probability weighted method, which incorporated management’s forecasts of financial measures and the likelihood of the financial measure targets being achieved using a series of options that replicate the pay-off structure of the earn-out, and the value of each of these options was determined using the Black-Scholes-Merton option pricing framework.

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

Under ASC 805, Business Combinations, we are required to re-measure the fair value of the contingent consideration at each reporting period.  As of December 31, 2015, the fair value of the contingent consideration was calculated by multiplying the expected earn-out shares to be distributed by our stock price at December 31, 2015. The fair value of the contingent consideration for the ShipStation acquisition was $63.2 million as of December 31, 2015, the final measurement date. No increases or decreases to the fair value of the contingent consideration were made following December 31, 2015 and prior to the second and final earn-out payment in the first quarter of 2016.

We incurred approximately $1.1 million, $4.4 million and $1.1 million in acquisition and integration related corporate development expenses during the years ended December 31, 2016, 2015 and 2014, respectively. These costs are included in general and administrative expense in our Consolidated Statements of Operations.

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

The following table presents the pro-forma financial information (in thousands, except per share amounts) and assumes the acquisition of ShippingEasy occurred on January 1, 2015:

	Year Ended December 31,
	2016	2015

Revenues	$370,560	$219,426
Income (loss) from operations	121,537	(9,138)
Net income (loss)	75,810	(6,608)
Basic earnings (loss) per share	$4.40	$(0.40)
Diluted earnings (loss) per share	$4.15	$(0.40	)(1)

(1)	Common stock equivalents are excluded from the diluted net loss per share calculation as their effect is anti-dilutive.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the pro-forma financial information (in thousands, except per share amounts) and assumes the acquisition of Endicia occurred on January 1, 2014:

	Year Ended December 31,
	2015		2014

Revenue	$273,055		$204,628
(Loss) income from operations	(7,657)		20,820
Net (loss) income	(9,273)		32,536	(1)
Basic (loss) earnings per share	$(0.58)		$2.03
Diluted (loss) earnings per share	$(0.58	)(2)	$1.98

(1)	Pro-forma net income of $32.5 million in 2014 includes valuation allowance releases of $13.6 million.

(2)	Common stock equivalents are excluded from the diluted net loss per share calculation as their effect is anti-dilutive.

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

The following tables summarize goodwill as of December 31, 2015 and 2016 (in thousands):

2015
Goodwill balance at December 31, 2014	$66,893
Acquisitions (see Note 3 – “Acquisitions”)	130,914
Goodwill balance at December 31, 2015	$197,807

2016
Goodwill balance at December 31, 2015	$197,807
Purchase price adjustment (see Note 3 – “Acquisitions”)	945
Acquisition of ShippingEasy (see Note 3 – “Acquisitions”)	40,953
Goodwill balance at December 31, 2016	$239,705

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, trade names, developed technology, non-compete agreements,customer relationships and other totaling approximately $125.4 million and $109.7 million in gross carrying amount as of December 31, 2016 and 2015, respectively.  Non-amortizable assets of $11.4 million consist primarily of trade name relating to the Endicia acquisition.

The following table summarizes our amortizable intangible assets as of December 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,774	$115
Customer Relationships	60,816	12,199	48,617
Technology	40,048	6,100	33,948
Non-Compete	2,211	777	1,434
Trademark	2,004	479	1,525
Total amortizable intangible assets at December 31, 2016	$113,968	$28,329	$85,639

The following table summarizes our amortizable intangible assets as of December 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,729	$160
Customer Relationships	54,500	2,773	51,727
Technology	33,100	1,598	31,502
Non-Compete	1,100	389	711
Trademark	700	239	461
Total amortizable intangible assets at December 31, 2015	$98,289	$13,728	$84,561

We recorded amortization of intangible assets totaling approximately $14.6 million, $3.8 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in general and administrative expense in our accompanying consolidated statements of operations.

As of December 31, 2016, the remaining weighted average amortization period for our amortizable intangible assets is approximately 6 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017	$16,038
2018	15,854
2019	15,608
2020	15,440
2021	13,040
Thereafter	9,659
Total	$85,639

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Cash, Cash Equivalents and Investments

Our cash equivalents and investments consist of money market, asset-backed securities and public corporate debt securities at December 31, 2016 and 2015. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method. There was no material unrealized or realized gain or loss with respect to our investments during 2016, 2015 and 2014.  Unrealized gains and losses are included as a separate component of stockholders' equity. We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases.

On at least a quarterly basis, we evaluate our available for sale securities and record an “other-than-temporary impairment” (“OTTI”) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during 2016, 2015 and 2014 after evaluating a number of factors including, but not limited to: (1) how much fair value has declined below amortized cost; (2) the financial condition of the issuers; (3) significant rating agency changes on the issuers; and (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

The following tables summarize our cash, cash equivalents, and investments as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$101,987	—	—	$101,987
Money market	4,945	—	—	4,945
Total cash and cash equivalents	106,932	—	—	106,932
Short-term investments:
Corporate bonds and asset backed securities	1,500	13	(2)	1,511
Total short-term investments	1,500	13	(2)	1,511
Long-term investments:
Corporate bonds and asset backed securities	—	—	—	—
Total long-term investments	—	—	—	—
Cash, cash equivalents and investments	$108,432	13	(2)	$108,443

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$63,593	—	—	$63,593
Money market	1,533	—	—	1,533
Total cash and cash equivalents	65,126	—	—	65,126
Short-term investments:
Corporate bonds and asset backed securities	8,549	7	(3)	8,553
Total short-term investments	8,549	7	(3)	8,553
Long-term investments:
Corporate bonds and asset backed securities	1,515	17	(3)	1,529
Total long-term investments	1,515	17	(3)	1,529
Cash, cash equivalents and investments	$75,190	24	(6)	$75,208

The following table summarizes contractual maturities of our marketable fixed-income securities as of December 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,500	$1,511
Due after one year	—	—
Total	$1,500	$1,511

6.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 -	Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 -	Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 -	Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$106,932	$106,932	$—	$—
Available-for-sale debt securities	1,511	—	1,511	—
Total	$108,443	$106,932	$1,511	$—

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$65,126	$65,126	$—	$—
Available-for-sale debt securities	10,082	—	10,082	—
Total	$75,208	$65,126	$10,082	$—

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

The following table represents a reconciliation of contingent consideration obligation measured on a recurring basis using significant unobservable inputs (level 3) as of December 31, 2014 and then transferred to quoted prices in active markets (level 1) as of December 31, 2015 (in thousands):

2015

Beginning of year balance	$25,015
Contingent consideration distribution	(9,225)
Contingent consideration charges (1)	46,088
Contingent consideration compensation expense (1)	1,331
End of year balance	$63,209

The contingent consideration of $63.2 million was distributed in the first quarter of 2016.  As of December 31, 2016, we had no contingent consideration.

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

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Debt

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Amortization expense associated with the debt issuance costs was approximately $373,000 and $31,000 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $76.8 million under our term loan and approximately $72.0 million under our revolving credit facility.  Because we have a letter of credit of approximately $510,000 relating to a facility lease, we have approximately $10.0 million of available and unused borrowings under the revolving credit facility as of December 31, 2016.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% to 2.00%, based upon certain financial measures. As of December 31, 2016, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.13%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2016, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments.  As of December 31, 2016, such requirements were: (i) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.75 to 1.00; (ii) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (iii) our Liquidity as defined in the Credit Agreement must be greater than $20 million.  As of December 31, 2016, our Consolidated Total Leverage Ratio was 0.86 to 1.00, our Fixed Charge Coverage Ratio was 22.11 to 1.00 and our Liquidity was approximately $117 million.  Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The contractual maturities of our debt obligations due subsequent to December 31, 2016 are as follows (in thousands):

Amount
2017	$6,703
2018	8,766
2019	10,828
2020	122,521
2021	—
Total debt	148,818

Less debt issuance costs	1,465
Total debt, net of debt issuance costs	$147,353

8.	Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2016 and 2015 (in thousands):

	2016	2015

Payroll and related accrual	$15,168	$12,863
Cost of revenue, inventory and materials accrual	977	539
Construction and facility expense accrual	1,899	649
Professional fees accrual	3,802	1,973
Sales and marketing related accrual	6,001	5,145
Operating expenses related accrual	35,285	15,613
Short-term financing obligations	15,554	13,313
Other accruals	7,519	10,721
Accounts payable and accrued expenses	$86,205	$60,816

9.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2016	2015
Land	$7,156	$7,156
Building	4,886	4,886
Building improvements	17,705	14,048
Leasehold improvements	2,003	1,055
Furniture and equipment	2,509	2,016
Computers and software	22,740	18,920
	56,999	48,081
Less accumulated depreciation and amortization	(20,170)	(16,374)
Property and equipment, net	$36,829	$31,707

During 2016, 2015 and 2014, depreciation expense was approximately $4.6 million, $3.9 million and $3.2 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Income Taxes

In 2016, our net income tax expense of $41.7 million consisted of current income tax expense consisting of federal alternative minimum tax and various state taxes and deferred income tax expense consisting of temporary tax items including contingent consideration, stock compensation and differences in the book and tax lives of amortizable intangibles. Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for nondeductible items, research and development tax credits, and changes of state tax rates. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.

During 2016, we recorded current income tax expense for alternative minimum federal taxes and state taxes of $8.1 million and deferred income tax expense resulting from pre-tax book income which included temporary tax adjustments for net operating losses, contingent consideration obligation, stock-based compensation and amortization of definite-lived intangible assets as well as various state rate changes totaling approximately $33.6 million, totaling to a net income tax expense of $41.7 million.  During 2015, we recorded current income tax expense for alternative minimum federal taxes and state taxes of $1.4 million and deferred income tax benefit resulting from pre-tax book losses which included temporary tax adjustments for contingent consideration obligation, stock-based compensation and amortization of definite-lived intangible assets as well as various federal and state rate changes totaling approximately $2.8 million, totaling to a net income tax benefit of $1.4 million. During 2014, we recorded current income tax expense for alternative minimum federal taxes and state taxes of $856,000 and deferred income tax benefit for the release of our valuation allowance totaling approximately $13.6 million, totaling to a net income tax benefit of $12.7 million.

As of December 31, 2016, we have approximately $48.8 million of net deferred tax assets and we do not have any valuation allowance.  In determining that a valuation allowance was not necessary, we considered the available positive and negative evidence, including our recent earnings trend, expected future income and the federal and state effective tax rates related to the future income.

Under the guidance related to uncertain tax positions, we are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of liability or benefit to recognize in the financial statements.

In accordance with the guidance we have evaluated our research and development tax credits for uncertain tax positions. As of December 31, 2016 we have research and development tax credit carryforwards totaling $10.3 million, net of unrecognized tax benefit for Federal and California purposes.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2013	$(2,314)
Addition for tax positions of prior years	(2,349)
Addition for tax position of the current year	(560)
Settlement	—
Balance at December 31, 2014	$(5,223)
Addition for tax positions of prior years	(251)
Addition for tax position of the current year	(560)
Settlement	—
Balance at December 31, 2015	$(6,034)
Additions for tax positions of prior years	(810)
Reduction for tax positions of prior years	2,596
Additions for tax position of the current year	(2,156)
Settlement	251
Balance at December 31, 2016	$(6,153)

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in the balance of unrecognized tax benefits as of December 31, 2016, 2015, and 2014, are $6.2 million, $6 million, and $5.2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Our policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no material interest or penalty expense during the years ended December 31, 2016, 2015 and 2014.

We believe that it is reasonably possible that a decrease of up to $2.6 million in unrecognized tax benefits related to state exposures may occur within the coming year.

We are subject to taxation in the U.S. and various state jurisdictions. We are subject to income tax examination by U.S. and state tax authorities for the calendar year ended December 31, 2013 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and credits were generated and carried forward, and make adjustments up to the amount of the NOLs and credits utilized in open tax years.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for nondeductible items, research and development tax credits, and changes of state tax rates. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2016 and 2015 are presented below (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$3,406	$22,024
Tax credit carryforwards	16,091	6,872
Definite lived intangibles	200	2,946
Contingent consideration	20,461	20,742
Stock compensation	12,162	4,800
Accruals	7,771	3,534
Deferred tax assets	60,091	60,918
Deferred tax liabilities:
Fixed assets	(726)	(464)
Indefinite lived intangibles	(7,770)	(1,922)
Federal benefit of state tax deferred tax assets	(2,813)	(1,308)
Deferred tax liabilities	(11,309)	(3,694)
Net deferred tax assets	$48,782	$57,224

We have NOL carry-forwards of approximately $15.7 million for federal income tax purposes at December 31, 2016 which can be carried forward to offset future taxable income. We do not have any material state NOL tax carryforwards. We have available tax credit carry-forwards of approximately $11.4 million and $4.7 million, net of unrecognized tax benefit for federal and state income tax purposes, respectively at December 31, 2016, which can be carried forward to offset future taxable liabilities. Our federal NOLs will begin to expire in 2020. The federal tax credits begin to expire in 2019. Under California law, California tax credits do not have an expiration date.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. We have made an accounting policy election to exclude from the measurement of the excess tax deduction any indirect effects of the tax deduction.  Accordingly, deferred tax assets are not recognized for NOL carry-forwards resulting from excess tax benefits. As of December 31, 2016, deferred tax assets do not include approximately $6 million of these excess tax benefits from employee stock option exercises that are a component of our NOL carry-forwards. Accordingly, additional paid-in capital will increase up to an additional $6 million if and when such excess tax benefits are realized.

Based on our election under ASC 718 to use the “with-and-without” approach when utilizing net operating losses consisting of other operating losses and excess tax benefits, the excess tax benefit will be deemed to be the last benefit utilized, and in accordance with ASC 718, benefits for share based payments are not recorded to APIC until such payments result in a reduction to income taxes payable. Our 2016 income tax provision utilized federal and state APIC tainted net operating loss in the current year resulting in a reduction to income taxes payable and a benefit to APIC in the amount of $26.8 million.

The Federal Tax Reform Act of 1986 and similar state tax laws contain provisions that may limit the NOL carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more “5% shareholders” within a three-year period. When a change of ownership is triggered, the NOLs may be impaired.  In July 2016, we acquired ShippingEasy Group, Inc. (ShippingEasy) which had a federal tax attribute carryforward of approximately $12 million.  As a consequence of the ownership change, our federal tax attribute carryforward was subject to limitation under IRC Section 382.  We conducted an analysis to compute the limitations and utilization of ShippingEasy’s NOLs as allowed under Section 382 and expect to utilize all carryforwards before their expiration.

The income tax expense (benefit) consists of (in thousands):	2016	2015	2014
Current:
Federal	$2,400	$806	$730
State	5,722	611	127
	8,122	1,417	857

Deferred:
Federal	11,023	(596)	(14,286)
State	(3,403)	(1,341)	652
Adjustment for change in tax rate	(781)	(1,471)	80
APIC charge on excess tax benefits	26,784	618	—
	33,623	(2,790)	(13,554)
Income tax expense (benefit)	$41,745	$(1,373)	$(12,697)

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Differences between the benefit for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	2016	2015	2014
Income tax at statutory federal rate	$40,941	$(1,950)	$8,223
State tax – net of federal benefit	4,127	(2)	290
Stock-based compensation	2,757	851	497
Nondeductible items	485	902	15
Research and development	(1,963)	—	—
Uncertain tax positions	(2,048)	173	1,767
Change in tax rate	(781)	(1,471)	80
Change in valuation allowance	—	—	(13,554)
Other changes in valuation allowance, net	—	—	(11,480)
Other, net	(1,773)	124	1,465
	$41,745	$(1,373)	$(12,697)

In 2016, we revised our estimated annual effective tax rate to reflect a change in the state statutory rates as well as additional state filings effective January 1, 2016. As a result, we recorded a $0.8 million deferred tax benefit from the application of the change in tax rate to the net deferred tax assets.  The Company completed a study in 2016 regarding the calculation of research and development credit carryforwards. As a result of the analysis, the Company recognized deferred tax assets for federal and state research and development credits of approximately $6 million.

11.	Employee Stock Plans

Stock Incentive Plans

Our 1999 Stock Incentive Plan (the “1999 Plan”), which became effective in June 1999, was the successor to the 1998 Stock Plan (the “1998 Plan”). Upon approval of the 1999 Plan, all outstanding options under the 1998 Plan were transferred to the 1999 Plan, and no further option grants were made under the 1998 Plan. All outstanding options under the 1998 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options. In June 2009, our 1999 Plan expired and no further options grants were made under the 1999 Plan. Our 2010 Equity Incentive Plan (the “2010 Plan”) was approved by our stockholders in June 2010. Under the 2010 Plan, we are authorized to issue 3,500,000 shares of common stock and stock units, although “full value” awards (such as restricted stock and restricted stock units) will be counted against the 2010 Plan’s overall limits as two shares (rather than one), while options and stock appreciation rights will be counted as one share. On September 9, 2014, our Board of Directors approved an amendment (the “2014 Amendment”) to our 2010 Plan, which was approved by our shareholders on June 17, 2015. Pursuant to the 2014 Amendment, the maximum aggregate number of shares of common stock and stock units available for the grant of awards under the 2010 Plan was increased by an additional 2,100,000 shares. On April 28, 2016, our Board of Directors adopted an amendment (the “2016 Amendment”), subject to shareholder approval, to increase the maximum aggregate number of shares of common stock and stock units available for grants by an additional 1,200,000 shares. The number of shares of common stock remaining available for future issuance under the equity compensation plans was 1,370,000 excluding the number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights. The 2016 Amendment was approved by our shareholders on June 13, 2016.  Except for the 2014 and 2016 Amendments to the Plan to increase the number of shares issuable, the Plan otherwise remains unchanged.

On April 9, 2015, pursuant to the 2014 Amendment, our compensation committee approved additional performance-based stock option grants for certain of our employees. These additional option awards granted under the 2014 Amendment vest monthly in equal parts over a 36-month period that commenced on the closing of our acquisition of Endicia. The number of options issued was approximately 175,000.  For these awards subject to performance conditions, the fair value per award was fixed at the grant date on June 17, 2015, the date the 2014 Amendment was approved by the shareholders.  For the years ended December 31, 2016 and 2015, the total stock-based compensation expense for these performance-based awards was approximately $1.3 million and $646,000, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option activity is as follows (in thousands, except per share amounts):
	Options Outstanding	Weighted Average Exercise Price per Share
	Number of Options
Balance at December 31, 2013	996	$18.12
Granted	2,251	32.55
Forfeited	(75)	35.96
Exercised	(203)	16.34
Balance at December 31, 2014	2,969	$28.91
Granted	694	65.96
Forfeited	(98)	37.43
Exercised	(459)	23.73
Balance at December 31, 2015	3,106	$37.75
Granted	816	91.36
Forfeited	(198)	72.72
Exercised	(432)	30.04
Balance at December 31, 2016	3,292	$49.95

The weighted-average fair value of stock options granted for 2016, 2015 and 2014 using the Black-Scholes valuation method are as follows:

	2016	2015	2014
Weighted-average fair value of stock options with an exercise price equal to the market price on the grant date	$32.27	$23.19	$11.87
Weighted-average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$32.27	$23.19	$11.87

Weighted average exercise prices for stock options exercised in 2016 are as follows:

2016
Weighted-average exercise price of stock options with an exercise price equal to the market price on the grant date	$30.04
Weighted-average exercise price of stock options with an exercise price greater than the market price on the grant date	—
Total weighted-average exercise price	$30.04

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2016 (in thousands, except numbers of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.00 - $9.99	18	2.3	$9.12	18	$9.12
$10.00 - $19.99	197	4.0	12.62	197	12.62
$20.00 - $29.99	89	6.0	26.17	79	25.83
$30.00 - $39.99	1,649	7.7	32.57	1,132	32.59
$40.00 - $49.99	72	7.6	45.23	43	45.06
$50.00 - $59.99	122	8.2	58.25	68	58.25
$60.00 - $69.99	216	8.3	66.00	77	66.12
$70.00 - $79.99	256	8.8	73.73	72	72.25
$80.00 - $89.99	266	9.2	87.24	—	—
$90.00 - $99.99	361	9.4	94.51	22	91.86
$100.00 - $109.99	42	9.6	104.11	3	101.32
$120.00 - $129.99	5	9.2	122.25	—	—
$0.00 - $129.99	3,293	7.9	$49.95	1,711	$35.14

The following table summarizes stock option activity for 2016:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,106	$37.75
Granted	816	91.36
Exercised	(432)	30.04
Forfeited or expired	(198)	72.72
Balance at December 31, 2016	3,292	$49.95	7.9	$213,066
Exercisable at December 31, 2016	1,711	$35.14	7.2	$136,056

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $114.65 at December 30, 2016, the last trading day of 2016, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average grant date fair value of options granted during 2016, 2015 and 2014 was $32.27, $23.19 and $11.87, respectively. The weighted average grant date fair value of options vested during 2016, 2015 and 2014 was $30.68, $12.46 and $8.44, respectively. The total intrinsic value of options exercised during 2016, 2015 and 2014 was approximately $36.5 million, $39.4 million and $6.4 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the status of our non-vested stock options as of December 31, 2016:

	Non-vested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value per Option
Non-vested at December 31, 2015	1,900	$29.62
Granted	816	32.37
Vested	(1,092)	30.68
Forfeited / Cancelled	(42)	21.65
Non-vested at December 31, 2016	1,582	$30.35

As of December 31, 2016, there was $44.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 2 years.

Equity Inducement Plans

In connection with the ShippingEasy acquisition, we issued performance based inducement equity awards to two executives of ShippingEasy covering an aggregate of up to approximately 87,000 shares of common stock if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period.

In addition, in connection with the ShippingEasy acquisition we made inducement stock option grants for an aggregate of 62,000 shares of Stamps.com common stock to 48 employees. Each option vests 25% on the one year anniversary of the grant date and the remaining 75% vesting in approximately equal monthly increments over the succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of July 1, 2016.

The two inducement plans were exempt from stockholder approval requirements as an employment inducement grant plan under applicable Nasdaq Listing Rule 5635(c)(4) as inducements material to the new employees entering into employment with Stamps.com.

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

Upon adoption of the ESPP, 150,000 shares of common stock were reserved for issuance. This reserve automatically increases on the first trading day in January each year, by an amount equal to 1% of the total number of outstanding shares of our common stock on the last trading day in December in the prior year.  In no event will any annual increase exceed 260,786 shares.

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2009, our Board of Directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. As of December 31, 2016 and 2015, we had approximately 1.6 million shares available for issuance under our ESPP. Total shares of common stock issued pursuant to the ESPP during 2016, 2015 and 2014 were approximately 35,000, 49,000, and 42,000, respectively.

Savings Plan

We have a savings plan for all eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute any percentage of their pretax salary, but not more than statutory dollar limits. We match participant contributions up to certain limitations. We expensed approximately $1.1 million, $650,000 and $402,000 in 2016, 2015 and 2014, respectively, related to this plan.

12.	Commitments and Contingencies

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

Commitments

The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2021. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.  Rent expense was approximately $3.0 million, $874,000, and $215,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments, which are summarized in Note 7- “Debt”), which consist of future minimum lease payment under operating leases as of December 31, 2016 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2017	$4,048
2018	3,563
2019	1,369
2020	1,396
2021	1,052
Thereafter	—
Total	$11,428

STAMPS.COM INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

14.	Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September(3)	December (2)
	(in thousands except per share data)
Fiscal Year 2016:
Revenues	$81,837	$84,013	$92,559	$105,896
Gross profit	67,215	70,293	75,832	87,993
Income from operations	22,219	24,967	31,591	41,443
Net income	13,238	14,291	18,672	29,028
Net income per share:
Basic	$0.76	$0.82	$1.08	$1.71
Diluted	$0.71	$0.79	$1.03	$1.61
Weighted average shares outstanding:
Basic	17,357	17,384	17,218	17,018
Diluted	18,664	18,192	18,120	18,026

Fiscal Year 2015:
Revenues	$44,052	$48,360	$51,669	$69,876
Gross profit	34,427	38,422	40,480	56,693
Income (loss) from operations	(2,159)	(15,152)	12,991	(1,000)
Net (loss) income	(970)	(10,431)	7,274	(71)
Net (loss) income per share:
Basic	$(0.06)	$(0.64)	$0.44	$(0.00)
Diluted	$(0.06)	$(0.64)	$0.42	$(0.00)
Weighted average shares outstanding:
Basic	16,156	16,402	16,538	16,642
Diluted	16,156 (1)	16,402 (1)	17,517	16,642 (1)

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.

(1)	Common stock equivalents are excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

(2)	The fourth quarter results of 2015 include the impact of the Company’s acquisition of Endicia.

(3)	The third and fourth quarter results of 2016 include the impact of the Company’s acquisition of ShippingEasy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 1st day of March 2017.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE
Kenneth McBride
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH MCBRIDE	Chairman and Chief Executive Officer	March 1, 2017
Kenneth McBride	(Principal Executive Officer)

/s/ KYLE HUEBNER	Co-President and Chief Financial Officer	March 1, 2017
Kyle Huebner	(Principal Financial and Accounting Officer)

*	Director	March 1, 2017
Mohan P. Ananda

*	Director	March 1, 2017
David Habiger

*	Director	March 1, 2017
G. Bradford Jones

*	Director	March 1, 2017
Lloyd I. Miller

*	Director	March 1, 2017
Theodore R. Samuels

*By Kenneth McBride as Attorney-in-fact.