Form 10-Q
period 2017-03-31
STAMPS.COM INC
filed 2017-05-10
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of April 28, 2017, there were 16,938,004 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,935	$106,932
Short-term investments	1,514	1,511
Accounts receivable, net	61,966	62,756
Other current assets	14,763	13,081
Total current assets	195,178	184,280
Property and equipment, net	38,066	36,829
Goodwill	239,705	239,705
Intangible assets, net	93,018	97,027
Deferred income taxes, net.	48,064	48,782
Other assets	4,029	3,506
Total assets	$618,060	$610,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$83,451	$86,205
Deferred revenue	3,824	3,858
Current portion of debt, net of debt issuance costs	6,845	6,329
Total current liabilities	94,120	96,392
Long-term debt, net of debt issuance costs	129,055	141,025
Total liabilities	223,175	237,417
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, $.001 par value per share
Authorized shares: 47,500 in 2017 and 2016
Issued shares: 31,049 in 2017 and 30,507 in 2016
Outstanding shares: 17,076 in 2017 and 16,897 in 2016	54	53
Additional paid-in capital	886,976	855,344
Treasury stock, at cost, 13,973 shares in 2017 and 13,610 in 2016	(297,676)	(252,981)
Accumulated deficit	(194,478)	(229,715)
Accumulated other comprehensive income	9	11
Total stockholders’ equity	394,885	372,712
Total liabilities and stockholders’ equity	$618,060	$610,129

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Service	$92,420	$69,106
Product	5,714	5,555
Insurance	4,440	4,511
Customized postage	2,442	2,637
Other	24	28
Total revenues	105,040	81,837
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	12,676	9,294
Product	1,802	1,798
Insurance	1,368	1,363
Customized postage	1,892	2,167
Total cost of revenues	17,738	14,622
Gross profit	87,302	67,215
Operating expenses:
Sales and marketing	23,150	21,397
Research and development	10,522	8,337
General and administrative	18,982	15,262
Total operating expenses	52,654	44,996
Income from operations	34,648	22,219
Interest expense	(880)	(915)
Interest income and other income	30	43
Income before income taxes	33,798	21,347
Income tax expense	660	8,109
Net income	$33,138	$13,238
Net income per share
Basic	$1.96	$0.76
Diluted	$1.82	$0.71
Weighted average shares outstanding
Basic	16,902	17,357
Diluted	18,170	18,664

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$33,138	$13,238
Other comprehensive income, net of tax:
Unrealized (loss) gain on investments	(2)	12
Comprehensive income	$33,136	$13,250

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$33,138	$13,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,227	4,458
Stock-based compensation expense	11,367	7,516
Deferred income tax expense	2,817	7,309
Stock option windfall tax expense (benefit)	—	(106)
Accretion of debt issuance costs	93	93
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	790	12,736
Other current assets	(1,682)	(2,410)
Other assets	(523)	(643)
Deferred revenue	(34)	(307)
Accounts payable and accrued expenses, net of excess tax benefit from stock-based award activity	(2,399)	4,883
Net cash provided by operating activities	48,794	46,767
Investing activities:
Sale of short-term investments	—	1,004
Sale of long-term investments	—	38
Purchase of long-term investments	(4)	(15)
Acquisition of Endicia	—	(573)
Acquisition of property and equipment	(3,065)	(284)
Net cash (used in) provided by investing activities	(3,069)	170
Financing activities:
Proceeds from short term financing obligation, net of repayments	(545)	(1,787)
Principal payments on term loan	(1,547)	(1,031)
Payment on revolving credit facility	(10,000)	—
Proceeds from exercise of stock options	18,797	5,233
Issuance of common stock under Employee Stock Purchase Plan	1,469	1,108
Repurchase of common stock	(43,896)	(3,428)
Stock option windfall tax benefit	—	106
Net cash (used in) provided by financing activities	(35,722)	201
Net increase in cash and cash equivalents	10,003	47,138
Cash and cash equivalents at beginning of period	106,932	65,126
Cash and cash equivalents at end of period	$116,935	$112,264

Supplemental information:
Accrual for payment of employee income taxes	$799	$—
Capital expenditures accrued but not paid at period end	$641	$—
Issuance of 2015 and 2014 earn-out shares	$—	$63,209
Noncash adjustment of purchase price for Endicia acquisition	$—	$372
Tenant improvement allowance	$355	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 1, 2017.

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of March 31, 2017, our results of operations for the three months ended March 31, 2017, and our cash flows for the three months ended March 31, 2017.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc., Auctane LLC (ShipStation), Interapptive, Inc. (ShipWorks), PSI Systems Inc. (Endicia), ShippingEasy Group, Inc. (ShippingEasy), and PhotoStamps Inc.  In July 2016, we completed our acquisition of 100% of the outstanding shares of ShippingEasy.  ShippingEasy, based in Austin, Texas, offers web-based multi-carrier shipping solutions.  See Note 2 – “Acquisitions” for further discussion of our acquisitions.

Because 100% of the voting control of ShipStation, ShipWorks, Endicia, and ShippingEasy is held by us, we have consolidated the results of operations of ShipStation, ShipWorks, Endicia and ShippingEasy from the date we obtained control in the accompanying consolidated financial statements. Similarly, due to our 100% control of PhotoStamps, Inc., PhotoStamps Inc. is also consolidated in the accompanying consolidated financial statements from the date of its inception. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. Examples include estimates of loss contingencies, realizability of deferred income taxes, the estimates and assumptions used to calculate stock-based compensation, the estimates and assumptions used to calculate the allocation of the purchase price related to our acquisitions, and estimates regarding the useful lives of our building, patents and other amortizable intangible assets, and goodwill.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contingencies and Litigation

In the ordinary course of business, we are subject to various routine litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We establish loss provisions for claims against us when the loss is both probable and can be reasonably estimated.  If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable.

Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.  The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s debt is not publicly traded and the carrying amount typically approximates fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 inputs.

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

Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process.  We have an option to make a qualitative assessment of a reporting unit’s goodwill for impairment.  If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary.  For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. As of March 31, 2017, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual impairment analysis.

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

Intangible assets that have indefinite useful lives are not amortized but, instead, are tested at least annually for impairment while intangible assets that have finite useful lives are amortized over their respective useful lives.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) ASC Topic No. 740, Income Taxes (Income Taxes), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Income Taxes also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with Income Taxes based on all available positive and negative evidence. As of March 31, 2017 and December 31, 2016, we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold and we will realize our tax loss carry-forwards in the foreseeable future.

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

Revenue Recognition

We recognize revenue from product sales or services rendered, as well as commissions from advertising or sale of products by third party vendors to our customer base when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

We earn service revenue in several different ways: (1) customers may pay us a monthly fee based on a subscription plan; (2) customers may qualify under our USPS partnership to have their service fees waived or refunded and then we are compensated directly by the USPS; (3) we may earn transaction related revenue based on customers purchasing postage or printing shipping labels; (4) we may earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners; and (5) we may earn other types of revenue shares or other compensation from specific customers or integration partners.  Revenue is recognized in the period that services are provided.

Customers purchase postage from the USPS through our mailing and shipping solutions.  Postage purchase funds that are transferred directly from the customers to the USPS are not recognized as revenue for this postage, as it is purchased by our customers directly from the USPS.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Customized postage revenue, which includes the face value of postage, from the sale of PhotoStamps and PictureItPostage sheets and rolls is made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier and revenue is recognized at that time.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three months ended March 31, 2017 and 2016, respectively.

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance providers. We recognize revenue on insurance purchases upon the ship date of the insured package.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt, to fund certain Company operations.  Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of March 31, 2017, we had $15.0 million in short-term financing obligations and $90.5 million of unused short-term financing obligations credit. As of December 31, 2016, we had $15.6 million in short-term financing obligations and $90.0 million of unused credit.

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

Treasury Stock

During the three-months ended March 31, 2017 and March 31, 2016, we repurchased approximately 356,000 shares and 30,000 shares for $43.9 million and $3.4 million, respectively. Also, 6,670 shares were withheld to satisfy income tax obligations related to performance based inducement equity awards issued to the General Manager and Chief Technology Officer of ShippingEasy on March 31, 2017.

Accounting Guidance Adopted in 2017

Share-based Payment Transactions to Employees

On January 1, 2017, the Company adopted, on a prospective basis, new accounting guidance that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the income tax provision in the consolidated statement of operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets.  For the three months ended March 31, 2017, the amount of excess tax benefits recognized in the income tax provision was approximately $12.6 million.  For the three months ended March 31, 2016, the amount of excess tax benefits recognized in additional paid-in capital was not material. In addition, because excess tax benefits are no longer recognized in additional paid-in capital under the new guidance, such amounts are no longer included in the determination of assumed proceeds in applying the treasury stock method when computing earnings per share.

A net cumulative-effect adjustment of $2.1 million, which was an increase to retained earnings and the deferred tax asset balance as of January 1, 2017, was recorded to reflect the recognition of the previously unrecognized excess tax benefits using the modified retrospective method.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Another aspect of the new guidance requires that excess tax benefits be classified as a cash flow from operating activities, rather than a cash flow from financing activities, in the consolidated statement of cash flows. For the three months ended March 31, 2017, the amount of excess tax benefits presented as a cash flow from operating activities was $12.6 million; this amount is included within the change of accounts payable and accrued expenses, net of excess tax benefit from stock-based award activity line item the consolidated statement of cash flows.  For the three months ended March 31, 2016, the amount of excess tax benefits presented as a cash flow from financing was not material.  The presentation requirements for cash flows related to excess tax benefits were adopted prospectively. Accordingly, the operating activity cash flows were not adjusted for the 2016 period.

The new standard also provides an accounting policy election to account for forfeitures as they occur.  We elected to account for forfeitures as they occur, rather than estimate expected forfeitures.  The impact of this was not material.

Another aspect of the new guidance clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our consolidated statements of cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares were adopted retrospectively. The Company did not withhold shares for employee taxes in fiscal 2016; as such, there was no change to the December 31, 2016 consolidated statement of cash flows related to employee taxes. The Company accrued $0.8 million of employee taxes in the first quarter of 2017, which will be classified as a financing activity on our consolidated statements of cash flows when paid in the second quarter of 2017.

The other aspects of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Inventory Measurement Principle

In July 2015, the FASB changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value for entities that do not use the last-in, first-out (LIFO) or retail inventory method. The changes also eliminate the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory for entities that do not use the LIFO or retail inventory method. The changes were effective for the Company in the first quarter of 2017 using a prospective transition approach. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so the companies may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently in the process of reviewing its material contracts to assess the impact of the new standard.  While the Company has performed a review of the impact on certain contracts, it has not completed a review of all material contracts.  As a result, the Company is currently still in the process of evaluating the adoption method and the impact the adoption of this standard will have on its consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Leases

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

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, a standard which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The guidance will become effective on a prospective basis for the Company on January 1, 2020 and is not expected to have a material impact on the Company’s consolidated financial statements.

Definition of a Business

In January 2017, guidance was issued that changes the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If this threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance will become effective on a prospective basis for the Company on January 1, 2020 and is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

2.	Acquisitions

We have accounted for all of our acquisitions under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic No. 805 Business Combinations.

ShippingEasy Acquisition

On July 1, 2016, we completed our acquisition of ShippingEasy Group, Inc. (ShippingEasy) when our wholly owned subsidiary was merged with and into ShippingEasy, resulting in our 100% ownership of ShippingEasy.  The merger agreement provided for us to pay $55.0 million in aggregate merger consideration to the former owners of ShippingEasy, payable in cash. The purchase price was subject to adjustments for changes in ShippingEasy’s net working capital.  The net purchase price including adjustments for net working capital totaled approximately $55.4 million and was funded from current cash and investment balances.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the acquisition, we issued performance based inducement equity awards to each of the General Manager and Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The two and one-half year period is divided into three phases consisting of the six months ended December 31, 2016 and each of the twelve months ending December 31, 2017 and 2018. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. The stock-based compensation expense associated with the performance based inducement equity award will be recognized ratably over each phase based on the estimated probable achievement of each financial target. The awards were a material inducement to the General Manager and Chief Technology Officer entering into employment agreements with Stamps.com in connection with the acquisition of ShippingEasy. In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was probable, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The $1.9 million of stock-based compensation expense recognized represents 100% of the total performance based inducement equity award for the first phase. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations. In the first quarter of 2017, we determined the achievement of 100% of the earnings target for the twelve months ended December 31, 2017 is probable, therefore, we recognized approximately $1.2 million of stock-based compensation expense for these inducement equity awards during the three months ended March 31, 2017.  The $1.2 million of stock-based compensation expense recognized represents 25% of the total performance based inducement equity award for the second phase.

We also issued inducement stock option grants for an aggregate of approximately 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy. Each option vests 25% on the one year anniversary of the July 1, 2016 grant date with the remaining 75% vesting in approximately equal monthly increments over the immediately succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of July 1, 2016. The stock options were granted as inducements material to the new employees entering into employment with Stamps.com in connection with the acquisition of ShippingEasy. The related stock-based compensation expense we recognized in fiscal 2016 and for the three months ended March 31, 2017 was not material.

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

Goodwill represented the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in the business combination and the potential acquisition related synergies.  Such synergies include leveraging Stamps.com’s resources, personnel, expertise and capital to grow ShippingEasy’s revenue faster than it otherwise would have as a standalone Company. The identified intangible assets consisted of trade names, developed technology, non-compete agreements and customer relationships.  The estimated fair values of the trademark and developed technology were determined using the “relief from royalty” method.  The estimated fair value of the non-compete agreements was determined using the “with and without” method.  The estimated fair value of customer relationships was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 23% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Trademark, developed technology, non-compete and customer relationships are each amortized on a straight-line basis over their estimated useful lives.  The amortization of acquired intangibles is approximately $761,000 per quarter for the remaining estimated useful lives.  The intangible assets and goodwill recorded in this acquisition are not deductible for tax purposes.

3.	Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we are subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commitments

The Company leases facilities pursuant to noncancelable operating lease agreements expiring through fiscal 2021. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.  Rent expense for the quarters ended March 31, 2017 and March 31, 2016 was approximately $1.0 million and $0.6 million, respectively.

The following table is a schedule of our significant future contractual obligations and commercial commitments (other than debt commitments), which consist of future minimum lease payment under operating leases as of March 31, 2017 (in thousands):

Twelve Month Period Ending March 31,	Operating Lease Obligations
2018	$4,035
2019	2,919
2020	1,379
2021	1,407
2022	507
Total	$10,247

4.	Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$33,138	$13,238

Basic - weighted average common shares	16,902	17,357
Diluted effect of common stock equivalents	1,268	1,307
Diluted - weighted average common shares	18,170	18,664

Earnings per share:
Basic	$1.96	$0.76
Diluted	$1.82	$0.71

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Anti-dilutive stock option shares	—	7

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Stock-Based Compensation

We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options and restricted stock units (RSUs), to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award.

As described in Note 1 – “Summary of Significant Accounting Policies,” we adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718):  Improvement to Employee Share-based Payment Accounting (ASU 2016-09) issued by the FASB, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. We elected to account for forfeitures as they occur and therefore, share-based compensation expense for the quarter ended March 31, 2017 has been calculated based on actual forfeitures in our consolidated statements of income, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change did not have a material impact on the consolidated financial statements. Share-based compensation expense for the years ended December 31, 2016 and 2015, respectively, were recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any.

We use the Black-Scholes-Merton option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to use a number of complex estimates and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed at the date of grant.  The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.

Compensation expense for employee stock options granted is generally recognized using the straight-line method over their respective vesting periods of up to five years. Starting in the third quarter of fiscal 2016, our stock-based compensation expense included performance based inducement equity awards relating to the ShippingEasy acquisition as described in Note 2 - “Acquisitions.” Stock-based compensation related to the ShippingEasy performance based inducement equity awards is recognized equal to the grant date fair value of the common stock over the required performance period.  Total compensation expense related to ShippingEasy’s performance based equity awards during the first quarter of fiscal 2017 was approximately $1.2 million.

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense relating to:
Employee and director stock options	$11,135	$7,281
Employee stock purchases	232	235
Total stock-based compensation expense	$11,367	$7,516

Stock-based compensation expense relating to:
Cost of revenues	$548	$425
Sales and marketing	2,307	1,731
Research and development	2,496	1,355
General and administrative	6,016	4,005
Total stock-based compensation expense	$11,367	$7,516

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Expected dividend yield	—	—
Risk-free interest rate	1.5%	1.1%
Expected volatility	46.6%	48.1%
Expected life (in years)	3.4	3.4
Forfeiture rate	—	6.0%

6.	Goodwill and Intangible Assets

Goodwill was approximately $239.7 million as of March 31, 2017 and December 31, 2016, respectively.

We have amortizable and non-amortizable intangible assets consisting of patents, trademarks, trade names, developed technology, non-compete agreements, customer relationships and other totaling approximately $125.4 million in gross carrying amount as of both March 31, 2017 and December 31, 2016.  Non-amortizable assets of $11.4 million as of both March 31, 2017 and December 31, 2016 consist primarily of trade name relating to the Endicia acquisition.

The following table summarizes our amortizable intangible assets as of March 31, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,786	$103
Customer Relationships	60,816	14,692	46,124
Technology	40,048	7,399	32,649
Non-Compete	2,211	903	1,308
Trademark	2,004	559	1,445
Total amortizable intangible assets at March 31, 2017	$113,968	$32,339	$81,629

The following table summarizes our amortizable intangible assets as of December 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,774	$115
Customer Relationships	60,816	12,199	48,617
Technology	40,048	6,100	33,948
Non-Compete	2,211	777	1,434
Trademark	2,004	479	1,525
Total amortizable intangible assets at December 31, 2016	$113,968	$28,329	$85,639

We recorded amortization of intangible assets totaling approximately $4.0 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively, which is included in general and administrative expense in the accompanying consolidated statements of operations.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2017, the remaining weighted average amortization period for our amortizable intangible assets is approximately 5.4 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending March 31,	Estimated Amortization Expense
2018	$16,038
2019	15,754
2020	15,594
2021	15,336
2022	10,459
Thereafter	8,448
Total	$81,629

7.	Income Taxes

Our income tax expense was $660,000 for the three months ended March 31, 2017, which is primarily attributable to our pre-tax book income multiplied by an estimated annual effective tax rate and discrete tax benefits relating to exercises of options.  Our income tax expense of $8.1 million for the three months ended March 31, 2016 consisted of current tax expense for federal alternative minimum tax and various state taxes, and deferred income tax expense for temporary tax items including stock compensation and differences in the book and tax lives of amortizable intangibles.

As described  in Note 1- “Summary of Significant Accounting Policies” we adopted the new accounting guidance that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the income tax provision in the consolidated statements of operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets.  For the three months ended March 31, 2017, the amount of excess tax benefits recognized in the income tax provision was approximately $12.6 million.  For the three months ended March 31, 2016, the amount of excess tax benefits recognized in additional paid-in capital was not material.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for tax benefits from stock options exercised and research and development tax credits, as well as permanent tax adjustments for nondeductible items, such as stock-based compensation and state taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with Income Taxes based on all available positive and negative evidence. As of March 31, 2017 and December 31, 2016, we do not have any valuation allowance against our deferred tax assets.

8.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$116,935	$116,935	$—	$—
Available-for-sale debt securities	1,514	—	1,514	—
Total	$118,449	$116,935	$1,514	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$106,932	$106,932	$—	$—
Available-for-sale debt securities	1,511	—	1,511	—
Total	$108,443	$106,932	$1,511	$—

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

Our cash equivalents and investments consist of money market, asset-backed securities and public corporate debt securities at March 31, 2017 and December 31, 2016, respectively. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our short-term investments are classified as available for sale and are recorded at fair value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method. There was no material unrealized or realized gain or loss with respect to our short-term investments during the three months ended March 31, 2017. Unrealized gains and losses are included as a separate component of stockholders’ equity. We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases.

On at least a quarterly basis, we evaluate our available for sale securities and record an “other-than-temporary impairment” (OTTI) if we believe their fair value is less than historical cost and it is probable that we will not collect all contractual cash flows. We did not record any OTTI during the three months ended March 31, 2017, after evaluating a number of factors including, but not limited to: (1) how much fair value has declined below amortized cost; (2) the financial condition of the issuers; (3) significant rating agency changes on the issuers; and (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash and cash equivalents and investments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$111,978	—	—	$111,978
Money market	4,957	—	—	4,957
Total cash and cash equivalents	116,935	—	—	116,935
Short-term investments:
Corporate bonds and asset backed securities	1,504	12	(2)	1,514
Total short-term investments	1,504	12	(2)	1,514
Cash and cash equivalents and short-term investments	$118,439	12	(2)	$118,449

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$101,987	—	—	$101,987
Money market	4,945	—	—	4,945
Total cash and cash equivalents	106,932	—	—	106,932
Short-term investments:
Corporate bonds and asset backed securities	1,500	13	(2)	1,511
Total short-term investments	1,500	13	(2)	1,511
Cash and cash equivalents and short-term investments	$108,432	13	(2)	$108,443

The following table summarizes contractual maturities of our marketable fixed-income securities as of March 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,504	$1,514
Due after one year	—	—
Total	$1,504	$1,514

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “seeks,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,” ”should,” “will,” “may” or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements.  We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, us at the respective times they are made.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends and uncertainties and other factors that may be beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Please refer to the risk factors under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2016 as well as those described elsewhere in this Report and in our other public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Our pending and registered trademarks include Stamps.com, Endicia, ShipStation, ShipWorks, ShippingEasy, NetStamps, PhotoStamps, PictureItPostage, and the Stamps.com logo. This Report also references trademarks of other entities.  References in this Report to “we” “us” “our” or “Company” are references to Stamps.com Inc. and its subsidiaries.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States. Under the Stamps.com and Endicia® brands, customers use our USPS only solutions to mail and ship a variety of mail pieces and packages through the USPS.  Customers using our solutions receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999.  Endicia became a USPS-approved PC Postage vendor in 2000. Under the ShipStation®, ShipWorks® and ShippingEasyTM  brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as the USPS, UPS, FedEx and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants and warehouse shippers.

Mailing and Shipping Business References

When we refer to our “mailing and shipping business,” we are referring to our mailing and shipping products and services including our USPS and multi-carrier mailing and shipping solutions, mailing and shipping integrations, mailing and shipping supplies stores and branded insurance offerings. We do not include our customized postage business when we refer to our mailing and shipping business. When we refer to our “mailing and shipping revenue,” we are referring to our service, product and insurance revenue generated by our mailing and shipping customers. We do not include our customized postage revenue generated by our customized postage business in our “mailing and shipping revenue.

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

Our USPS mailing and shipping solutions enable users to print “electronic postage” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our solutions support a variety of USPS mail classes including First Class Mail®, Priority Mail, Priority Mail Express, Media Mail®, Parcel Select®, and others. Customers can also add to their mail pieces USPS Special Services such as USPS TrackingTM, Signature ConfirmationTM, Registered Mail, Certified Mail, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery. Our customers can print postage (1) on NetStamps® or DYMO Stamps® labels, which can be used just like regular stamps, (2) directly on envelopes and postcards or on labels in a single step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

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

ShippingEasy, which we acquired on July 1, 2016, offers web-based multi-carrier  shipping solutions that allows online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShippingEasy’s solutions feature over 50 integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms, allowing its customers to import and export fulfillment and tracking data in real time across all of their selling channels. ShippingEasy’s solutions download orders from all selling channels and automatically map custom shipping preferences and rates and delivery options across all of its supported carriers. ShippingEasy’s easy-to-use solutions also include complimentary access to ShippingEasy customer service shipping specialists helping merchants to streamline workflow and save on shipping costs.

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

Customized Postage

We offer customized postage under the PhotoStamps ® and PictureItPostage ® brand names.  Customized postage is a patented form of postage that allows consumers to turn digital photos, designs or images into valid USPS-approved postage. With these products, individuals or businesses can create customized USPS-approved postage using pictures of their children, pets, vacations, celebrations, business logos and more. Customized postage can be used as regular postage to send letters, postcards or packages. PhotoStamps and PictureItPostage are available from our separately marketed websites at www.photostamps.com and www.pictureitpostage.com, respectively.

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

In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was probable, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The $1.9 million of stock-based compensation expense recognized represents 100% of the total performance based inducement equity award for the first phase. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations.

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

Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the three months ended March 31, 2017 include the operations of ShippingEasy. The results of our operations during the three months ended March 31, 2016 do not include the operations of ShippingEasy. Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of ShippingEasy with those that do not include such operations.

Three Months Ended March 31, 2017 and 2016

Total revenue increased 28% to $105.0 million in the three months ended March 31, 2017 from $81.8 million in the three months ended March 31, 2016. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $102.6 million in the three months ended March 31, 2017, an increase of 30% from $79.2 million in the three months ended March 31, 2016. Customized Postage revenue decreased 7% to $2.4 million in the three months ended March 31, 2017 from $2.6 million in the three months ended March 31, 2016.

The following table sets forth the breakdown of revenue for the three months ended March 31, 2017 and 2016 and the resulting percentage change (revenue in thousands):

	2017	2016	% Change
Revenues
Service	$92,420	$69,106	34%
Product	5,714	5,555	3%
Insurance	4,440	4,511	(2%)
Mailing and shipping revenue	102,574	79,172	30%
Customized postage	2,442	2,637	(7%)
Other	24	28	(14%)
Total revenues	$105,040	$81,837	28%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average revenue per paid customer (ARPU) as mailing and shipping revenue divided by paid customers.  We define lost paid customers (Lost Paid Customers) as customers from whom we successfully collected service fees or otherwise earned revenue at least once during the previous quarter but not during the current quarter, less recaptured paid customers. We define monthly paid customer cancellation rate (Monthly Churn) as a fraction, the numerator of which is the quotient of Lost Paid Customers in a quarter divided by the sum of paid customers in the prior quarter and new paid customers in the current quarter, and the denominator of which is 3 months.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter

2017	722
2016	649

The following table sets forth the growth in paid customers and average monthly revenue per paid customer for our mailing and shipping business (in thousands except average quarterly revenue per paid customer and percentage):

	Three months ended March 31,
	2017	2016	% Change
Paid customers for the quarter	722	649	11%
Average monthly revenue per paid customer	$47.36	$40.65	17%
Mailing and shipping revenue	$102,574	$79,172	30%

The increase in paid customers is primarily the result of (1) a reduction in our average Monthly Churn rate from 2.7% in the first quarter 2016 to 2.4% in the first quarter 2017 and (2) the increase in paid customers acquired as a result of increased sales and marketing spend and better performance in our marketing programs. The acquisition of ShippingEasy did not result in any incremental paid customers in our metrics as ShippingEasy had a pre-existing partnership with Endicia at the time of their acquisition in which Endicia earned revenue through a revenue sharing arrangement for ShippingEasy’s customers and as a result, ShippingEasy’s customers were already included in our paid customers prior to the acquisition.

The increase in our average quarterly revenue per paid customer was primarily the result of (1) the growth in our shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees, and (2) recognizing all of the revenue on ShippingEasy’s customers where we, prior to the acquisition, recognized only a portion of that revenue under ShippingEasy’s revenue sharing partnership with Endicia.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2017	2016
Revenues
Service	$92,420	$69,106
Product	5,714	5,555
Insurance	4,440	4,511
Customized postage	2,442	2,637
Other	24	28
Total revenues	105,040	81,837
Revenue as a percentage of total revenues
Service	88%	84%
Product	6%	7%
Insurance	4%	6%
Customized postage	2%	3%
Other	0%	0%
Total revenues	100%	100%

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

Service revenue increased 34% to $92.4 million in the three months ended March 31, 2017 from $69.1 million in the three months ended March 31, 2016. The increase in service revenue consisted of an 11% increase in our average paid customers and a 20% increase in our average service revenue per paid customer.  The increase in paid customers was attributable to the factors described in the previous section. The increase in our average service revenue per paid customer was attributable to the factors that resulted in an increase in the average total mailing and shipping revenue per paid customer described in the previous section as service revenue accounted for a majority of the total mailing and shipping revenue.

Product revenue increased 3% to $5.7 million in the three months ended March 31, 2017 from $5.6 million in three months ended March 31, 2016. Product revenue is primarily driven by labels, such as NetStamps and DYMOStamps, which are used for mailing.  As our growth in postage has been driven more by shipping than mailing over the recent years, our growth in product revenue has been lower than our growth in total revenue.

Insurance revenue decreased 2% to $4.4 million in the three months ended March 31, 2017 from $4.5 million in the three months ended March 31, 2016.  This is due primarily to the increase in high volume shipper customers.  High volume shipper customers often self-insure, so while the high volume shipping business results in higher service fee revenue, it may not result in higher insurance revenue.

Customized postage revenue decreased 7% to $2.4 million in the three months ended March 31, 2017 from $2.6 million in the three months ended March 31, 2016.  The decrease was primarily attributable to (1) a decrease in website sales of $137,000 and (2) a decrease in high volume sales of $59,000.  Sale of high volume orders is unpredictable and varies from quarter to quarter.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2017	2016
Cost of revenues
Service	$12,676	$9,294
Product	1,802	1,789
Insurance	1,368	1,363
Customized postage	1,892	2,167
Total cost of revenues	$17,738	$14,622
Cost as percentage of associated revenue
Service	14%	13%
Product	32%	32%
Insurance	31%	30%
Customized postage	77%	82%
Total cost as a percentage of total revenues	17%	18%

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

Cost of service revenue increased 36% to $12.7 million in the three months ended March 31, 2017 from $9.3 million in the three months ended March 31, 2016.  The increase was primarily attributable to (1) higher credit card processing fees, which increased by $1.8 million, associated with our higher revenue; (2) higher customer service costs, which increased by $0.9 million, to support our growing customer base; and (3) higher system operating costs, which increased by $0.4 million, to support our growing business.  Promotional expenses, which represents a material portion of total cost of service revenue, is expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer’s lifetime.  As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period.  Promotional expense increased 4% to $832,000 in the three months ended March 31, 2017 from $804,000 in the three months ended March 31, 2016.

Cost of service revenue as a percent of service revenue was 14% in the quarter ended March 31, 2017 which was consistent with the quarter ended March 31, 2016.

Cost of product revenue was $1.8 million in the three months ended March 31, 2017 and 2016. Cost of product revenue as a percent of product revenue was 32% in the quarter ended March 31, 2017 which was consistent with  the quarter ended March 31, 2016.

Cost of insurance revenue was $1.4 million in the three months ended March 31, 2017 and 2016. Cost of insurance revenue as a percent of insurance revenue was 31% in the quarter ended March 31, 2017 which was consistent with the quarter ended March 31, 2016.

Cost of customized postage revenue decreased 13% to $1.9 million in the three months ended March 31, 2017 from $2.2 million in the three months ended March 31, 2016. The decrease in cost of customized postage revenue is primarily due to the decrease in our customized postage revenue. Cost of customized postage revenue as a percent of customized postage revenue declined from 82% in the three months ended March 31, 2016 to 77% in the three months ended March 31, 2017. The decline, both on an absolute and as a percentage of customized revenue, was primarily the result of the decrease in high volume order which has a lower profit margin compared to website sales.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Sales and marketing	$23,150	$21,397
Research and development	10,522	8,337
General and administrative	18,982	15,262
Total operating expenses	$52,654	$44,996
Operating expenses as a percentage of total revenues:
Sales and marketing	22%	26%
Research and development	10%	10%
General and administrative	18%	19%
Total operating expenses as a percentage of total revenues	50%	55%

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

Sales and marketing expense increased 8% to $23.2 million in the three months ended March 31, 2017 from $21.4 million in the three months ended March 31, 2016. The increase is primarily due to (1) an increase in discretionary marketing spend of $1.2 million and (2) an increase in stock-based compensation expense of $0.6 million.  The increase in stock-based compensation expense was due to the issuance of stock options to additional employees as part of both the Endicia and ShippingEasy acquisitions, as well as the increased number of employees in the rest of the Company.

Sales and marketing expense as a percent of total revenue was 22% in the quarter ended March 31, 2017 which was down compared to 26% in the quarter ended March 31, 2016.  The decline was primarily attributable to our ability to leverage our sales and marketing spend which is expensed as incurred relative to the year-over-year growth in our average revenue per paid customer.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

Research and development expense increased 26% to $10.5 million in the three months ended March 31, 2017 from $8.3 million in the three months ended March 31, 2016. The increase is primarily due to (1) an increase in stock-based compensation expense of $1.1 million, (2) an increase in headcount-related expenses excluding stock-based compensation of $0.7 million and (3) an increase in facilities expenses of $0.3 million. The increases in headcount-related and stock-based compensation expenses were due to both the addition of headcount resulting from our ShippingEasy acquisition as well as increased headcount in the rest of the Company to support our expanded product offerings and technology infrastructure investments.  The increase in facilities expenses was due to the ShippingEasy acquisition.

Research and development expense as a percent of total revenue was 10% in the quarter ended March 31, 2017 which was consistent with the quarter ended March 31, 2016.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets.

General and administrative expense increased 24% to $19.0 million in the three months ended March 31, 2017 from $15.3 million in the three months ended March 31, 2016. The increase was primarily attributable to (1) an increase in stock-based compensation expense of $2.0 million, (2) an increase in headcount-related expenses excluding stock-based compensation of $1.0 million, and (3) an increase in the amortization of acquired intangibles related to our acquisitions of $0.7 million. The increases in headcount-related and stock-based compensation expenses were due to both the addition of headcount resulting from our ShippingEasy acquisition as well as increased headcount in the rest of the Company to support our growth in the business and corporate infrastructure investments.

General and administrative expense as a percent of total revenue was 18% in the quarter ended March 31, 2017 which was consistent with the quarter ended March 31, 2016.

Interest and Other Income

Interest and other income primarily consists of interest income from cash, cash equivalents and short-term and long-term investments. Interest and other income was $30,000  and $43,000 in the three months ended March 31, 2017 and 2016, respectively.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense was $880,000 in the three months ended March 31, 2017 compared to $915,000 in the three months ended March 31, 2016. The decrease in interest expense is primarily attributable to lower outstanding debt balances under our credit facility. The interest expense resulted from the debt incurred in connection with our acquisition of Endicia in the fourth quarter of 2015.

Provision for Income Taxes

For the three months ended March 31, 2017, our income tax expense was $660,000.  Our tax expense was primarily attributable to our pre-tax book income multiplied by an estimated annual effective tax rate and discrete tax benefits relating to exercises of options. In the first quarter of 2017, as a result of our adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718: Improvement to Employee Share-based Payment Accounting (ASU 2016-09) we recognized the full impact of the excess tax benefit associated with stock option exercises during the period, which decreased our effective tax rate for the quarter resulting in lower tax expense compared to prior year.  Please see Note 1 – “Summary of Significant Accounting Policies” and Note 5 – “Stock Based Compensation” in our Notes to Consolidated Financial Statements for further description of the impact of this accounting standard.

For the three months ended March 31, 2016, our income tax expense was $8.1 million, which was primarily attributable to our pre-tax income, included current tax expense consisting of federal alternative minimum tax and various state taxes and deferred income tax expense consisting of temporary tax items including stock compensation and differences in the book and tax lives of amortizable intangibles.

Our effective tax rate differs from the statutory federal rate as a result of several factors including non-temporary differences from excess tax benefits from the exercise of stock options, as well as state income taxes and research and development tax credits.

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  As of March 31, 2017 and December 31, 2016, we do not have any valuation allowance against our gross deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2017 and December 31, 2016, we had $118 million and $108 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was approximately $48.8 million and $46.8 million during the three months ended March 31, 2017 and 2016, respectively.  The increase in net cash provided by operating activities was primarily attributable to the (1) net income increase of $19.9 million;  and the (2) stock compensation expense increase of  $3.9 million; offset by, the (3) decrease in accounts receivable collections of $11.9 million;  (4) increase in payments of payables of $7.3 million; and the (5) decrease in the deferred income tax balance of $4.5 million.

Net cash used in investing activities was approximately $3.1 million during the three months ended March 31, 2017.  Net cash provided by investing activities was approximately $170,000 during the three months ended March 31, 2016. The decrease in net cash provided by investing activities was primarily due to increased capital expenditures related to the build out of the Stamps.com headquarters and the lack of short term investment sales which were material in the first quarter of 2016.

Net cash used in financing activities was approximately $35.7 million during the three months ended March 31, 2017.  Net cash provided by financing activities was approximately $201,000 during the three months ended March 31, 2016. The decrease in net cash provided by financing activities was primarily due to the (1) $41.3 million increase in stock repurchases and (2) $10.0 million optional prepayment on our revolving credit facility during the first quarter of 2017, offset by the (3) $13.6 million increase in proceeds from stock option exercises, (4) $1.2 million increase in our short term borrowing payable, and (5) $0.8 million related to 6,670 shares withheld to satisfy income tax obligations related to 100% achievement of the first phase of ShippingEasy’s performance based equity inducement award being met.

The following table is a schedule of our significant contractual obligations and commercial commitments as of March 31, 2017 (in thousands):

Twelve Month Period Ending March 31,	Operating Lease Obligations
2018	$4,035
2019	2,919
2020	1,379
2021	1,407
2022	507
Total	$10,247

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debt issuance costs for the three months ended March 31, 2017 was approximately $93,000.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% to 2.00%, based upon certain financial measures. As of March 31, 2017, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.40%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2017, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments.  As of March 31, 2017, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million.  As of March 31, 2017, our Consolidated Total Leverage Ratio was 0.7 to 1.00, our Fixed Charge Coverage Ratio was 20.9 to 1.00 and our Liquidity was approximately $137 million, which includes cash and cash equivalent and investment balances, as well as the available balance under the revolving credit facility. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to March 31, 2017 are as follows (in thousands):

Year ending March 31,	Amount
2018	$7,219
2019	9,281
2020	11,344
2021	109,427
Total debt	137,271

Less: debt issuance costs	1,371
Total debt, net of debt issuance costs	$135,900

The estimated interest payments related to our debt due subsequent to March 31, 2017 are as follows (in thousands):

Year ending March 31,	Amount
2018	$3,318
2019	3,107
2020	2,874
2021	1,887
Total	$11,186

The above estimated interest payments assume an interest rate of 2.40%, which is our interest rate as of March 31, 2017, and assume the entire remaining amount of our revolving credit facility is paid on the maturity date of November 18, 2020.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Business Outlook and Forward-Looking Statements

The following forward-looking statements are accompanied by, and should only be read in conjunction with, the qualifications and limitations described in the forward-looking statements discussion at the beginning of this Item 2 and the risks and other factors set forth in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with SEC on March 1, 2017.

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

We expect customized postage revenue to be flat to down in 2017 compared to 2016 based on the year-over-year trend in our first quarter of 2017. High volume business orders for customized postage can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.

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

We expect general and administrative expenses to be higher in 2017 as compared to 2016. We expect the percent increase in general and administrative expense in 2017 to be higher than the percent increase in 2016 based on the year-over-year trend in our first quarter of 2017 and as we invest to support the growth we have experienced. We expect to hire additional general and administrative personnel in 2017.

We expect our effective tax rate for 2017 to be lower than 2016 as we benefitted from excess tax benefits related to the exercise of stock options in the first quarter of 2017. There are other factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.

We expect we will utilize the majority of our remaining federal net operating losses and other tax credits during 2017 and thus we expect to pay cash taxes in 2017 in excess of the alternative minimum taxes we have paid in prior years.

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

Critical Accounting Policies and Judgments

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. Except as noted below, for more information regarding our critical accounting estimates and policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Judgments” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of March 31, 2017, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $137.3 million.  Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% to 2.00%, based upon certain financial measures. As of March 31, 2017, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.40%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 51 days at March 31, 2017. Our cash equivalents and investments approximated $118.4 million at March 31, 2017 and had a weighted average interest rate of 0.6%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in internal controls

During the quarter ended March 31, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 3 – “Commitments and Contingencies – Legal Proceedings” of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
January 1, 2017 – January 31, 2017	101,161	$118.61	101,161	$54,827
February 1, 2017 – February 28, 2017	91,557	$127.78	91,557	$43,128
March 1, 2017 – March 31, 2017	163,124	$123.76	163,124	$22,941

On October 25, 2016, our Board of Directors approved a new stock repurchase plan, which became effective November 7, 2016, that replaced our prior stock repurchase plan and authorized us to repurchase up to $90 million over the six months following the effective date of the plan.  On April 24, 2017, our Board of Directors approved a new share repurchase program that will take effect upon expiration of the current plan on May 8, 2017 and authorizes the Company to repurchase up to another $90 million of stock over the six months following its effective date.

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

STAMPS.COM INC.
(Registrant)

May 10, 2017	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

May 10, 2017	By:	/s/ KYLE HUEBNER
Kyle Huebner
Co-President and Chief Financial Officer