Form 10-Q
period 2017-06-30
STAMPS.COM INC
filed 2017-08-08
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of July 31, 2017, there were 16,908,987 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,343	$106,932
Short-term investments	—	1,511
Accounts receivable, net	65,897	62,756
Other current assets	23,188	13,081
Total current assets	199,428	184,280
Property and equipment, net	38,199	36,829
Goodwill	239,705	239,705
Intangible assets, net	89,009	97,027
Deferred income taxes, net.	45,044	48,782
Other assets	5,127	3,506
Total assets	$616,512	$610,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$75,503	$86,205
Deferred revenue	3,851	3,858
Current portion of debt, net of debt issuance costs	7,360	6,329
Total current liabilities	86,714	96,392
Long-term debt, net of debt issuance costs	127,087	141,025
Total liabilities	213,801	237,417
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, $.001 par value per share
Authorized shares: 47,500 in 2017 and 2016
Issued shares: 31,278 in 2017 and 30,507 in 2016
Outstanding shares: 16,932 in 2017 and 16,897 in 2016	54	53
Additional paid-in capital	907,787	855,344
Treasury stock, at cost, 14,346 shares in 2017 and 13,610 in 2016	(341,699)	(252,981)
Accumulated deficit	(163,438)	(229,715)
Accumulated other comprehensive income	7	11
Total stockholders’ equity	402,711	372,712
Total liabilities and stockholders’ equity	$616,512	$610,129

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Service	$102,685	$72,590	$195,105	$141,696
Product	4,763	4,851	10,477	10,406
Insurance	4,393	4,082	8,833	8,593
Customized postage	4,276	2,467	6,718	5,104
Other	23	23	47	51
Total revenues	116,140	84,013	221,180	165,850
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	12,726	8,857	25,402	18,151
Product	1,593	1,642	3,395	3,440
Insurance	1,213	1,266	2,581	2,629
Customized postage	3,557	1,955	5,449	4,122
Total cost of revenues	19,089	13,720	36,827	28,342
Gross profit	97,051	70,293	184,353	137,508
Operating expenses:
Sales and marketing	22,280	20,082	45,430	41,479
Research and development	11,628	8,131	22,150	16,468
General and administrative	21,451	17,113	40,433	32,375
Total operating expenses	55,359	45,326	108,013	90,322
Income from operations	41,692	24,967	76,340	47,186
Interest expense	(932)	(905)	(1,812)	(1,820)
Interest and other income	159	31	189	74
Income before income taxes	40,919	24,093	74,717	45,440
Income tax expense	9,879	9,802	10,539	17,911
Net income	$31,040	$14,291	$64,178	$27,529
Net income per share
Basic	$1.83	$0.82	$3.79	$1.58
Diluted	$1.71	$0.79	$3.54	$1.49
Weighted average shares outstanding
Basic	16,930	17,384	16,916	17,370
Diluted	18,125	18,192	18,147	18,428

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$31,040	$14,291	$64,178	$27,529
Other comprehensive income, net of tax:
Unrealized (loss) gain on investments	(2)	(8)	(4)	4
Comprehensive income	$31,038	$14,283	$64,174	$27,533

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$64,178	$27,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,626	8,778
Stock-based compensation expense	22,335	15,933
Deferred income tax expense	5,838	16,055
Stock option windfall tax expense (benefit)	—	(307)
Accretion of debt issuance costs	186	186
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(3,140)	8,971
Other current assets, net of excess tax benefit from stock-based award activity	(10,107)	(2,233)
Other assets	(1,621)	741
Deferred revenue	(7)	1,405
Accounts payable and accrued expenses	(9,799)	4,784
Net cash provided by operating activities	78,489	81,842
Investing activities:
Sale of short-term investments	1,502	3,632
Sale of long-term investments	10	66
Purchase of long-term investments	(4)	(15)
Acquisition of Endicia	—	(573)
Acquisition of property and equipment	(4,360)	(701)
Net cash (used in) provided by investing activities	(2,852)	2,409
Financing activities:
Proceeds from short term financing obligation, net of repayments	(524)	510
Principal payments on term loan	(3,094)	(2,061)
Payment on revolving credit facility	(10,000)	(10,000)
Proceeds from exercise of stock options	28,641	7,042
Issuance of common stock under Employee Stock Purchase Plan	1,469	1,108
Repurchase of common stock	(87,919)	(30,010)
Shares withheld to satisfy statutory income tax withholding obligations	(799)	—
Stock option windfall tax benefit	—	307
Net cash used in financing activities	(72,226)	(33,104)
Net increase in cash and cash equivalents	3,411	51,147
Cash and cash equivalents at beginning of period	106,932	65,126
Cash and cash equivalents at end of period	$110,343	$116,273

Supplemental information:
Capital expenditures accrued but not paid at period end	$376	$867
Issuance of 2015 and 2014 earn-out shares	$—	$63,209
Noncash adjustment of purchase price for Endicia acquisition	$—	$372
Tenant improvement allowance	$848	$676

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

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of June 30, 2017, our results of operations for the three and six months ended June 30, 2017, and our cash flows for the six months ended June 30, 2017.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Stamps.com Inc., Auctane LLC (ShipStation), Interapptive, Inc. (ShipWorks), PSI Systems Inc. (Endicia), ShippingEasy Group, Inc. (ShippingEasy) and PhotoStamps Inc.  In July 2016, we completed our acquisition of 100% of the outstanding shares of ShippingEasy.

Because 100% of the voting control of ShipStation, ShipWorks, Endicia and ShippingEasy is held by us, we have consolidated the results of operations of ShipStation, ShipWorks, Endicia and ShippingEasy from the date we obtained control in the accompanying consolidated financial statements. Similarly, due to our 100% control of PhotoStamps, Inc., PhotoStamps, Inc. is also consolidated in the accompanying consolidated financial statements from the date of its inception. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. Examples include estimates of loss contingencies, realizability of deferred income taxes, the estimates and assumptions used to calculate stock-based compensation, the estimates and assumptions used to calculate the allocation of the purchase price related to our acquisitions, and estimates regarding the useful lives of our building, amortizable intangible assets, and goodwill.

Business Combinations

The acquisition method of accounting is used for business combinations. The results of operations of acquired businesses are included in our consolidated financial statements prospectively from the date of acquisition. The fair value of purchase consideration is allocated to the assets acquired and liabilities assumed from the acquired entity and is generally based on their fair value at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Historically, the primary items that have generated goodwill include anticipated synergies between the acquired business and the Company and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses are recognized in our consolidated financial statements as incurred.

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

Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process.  We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment.  If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary.  For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. As of June 30, 2017, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual impairment analysis.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) ASC Topic No. 740, Income Taxes (Income Taxes), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Income Taxes also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with Income Taxes based on all available positive and negative evidence. As of June 30, 2017 and December 31, 2016, we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold and we will realize our tax loss carry-forwards in the foreseeable future.

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

We earn service revenue in several different ways: (1) customers may pay us a monthly fee based on a subscription plan; (2) we may be compensated directly by the United States Postal Service (USPS) for certain qualifying customers under our USPS partnership; (3) we may earn transaction related revenue based on customers purchasing postage or printing shipping labels; (4) we may earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners; and (5) we may earn other types of revenue shares or other compensation from specific customers or integration partners.  Revenue is recognized in the period that services are provided.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the six months ended June 30, 2017 and June 30, 2016, respectively.

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance providers. We recognize insurance revenue on insurance purchases upon the ship date of the insured package.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt, to fund certain Company operations.  Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of June 30, 2017, we had $15.2 million in short-term financing obligations and $90.3 million of unused short-term financing obligations credit. As of December 31, 2016, we had $15.6 million in short-term financing obligations and $90.0 million of unused credit.

Trademarks and Intangible Assets

Acquired trademarks and intangibles include both amortizable and non-amortizable assets and are included in intangible assets, net in the accompanying consolidated balance sheets. Intangible assets are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs.  Amortization of amortizable intangible assets is calculated on a straight-line basis, which is consistent with the expected future cash flows.

Treasury Stock

During the six-months ended June 30, 2017 and June 30, 2016, we repurchased approximately 730,000 shares and 335,000 shares for $87.9 million and $30.0 million, respectively. Also, 6,670 shares were withheld to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and Chief Technology Officer of ShippingEasy on March 31, 2017.

Accounting Guidance Adopted in 2017

Share-based Payment Transactions to Employees

On January 1, 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) issued by the FASB on a prospective basis that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the income tax provision in the consolidated statement of operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets when the awards vested or were settled.  For the six months ended June 30, 2017, the amount of excess tax benefits recognized in the income tax provision was approximately $18.3 million.  For the six months ended June 30, 2016, the amount of excess tax benefits recognized in additional paid-in capital was not material. In addition, because excess tax benefits are no longer recognized in additional paid-in capital under the new guidance, such amounts are no longer included in the determination of assumed proceeds in applying the treasury stock method when computing earnings per share.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A net cumulative-effect adjustment of $2.1 million, which was an increase to retained earnings and the deferred tax asset balance as of January 1, 2017, was recorded to reflect the recognition of the previously unrecognized excess tax benefits using the modified retrospective method.

Another aspect of the new guidance requires that excess tax benefits be classified as a cash flow from operating activities, rather than a cash flow from financing activities, in the consolidated statement of cash flows. For the six months ended June 30, 2017, the amount of excess tax benefits presented as a cash flow from operating activities was $18.3 million; this amount is included within the change of other current assets, net of excess tax benefit from stock-based award activity line item in the consolidated statement of cash flows.  For the six months ended June 30, 2016, the amount of excess tax benefits presented as a cash flow from financing was not material.  The presentation requirements for cash flows related to excess tax benefits were adopted prospectively. Accordingly, the operating activity cash flows were not adjusted for the year ended December 31, 2016.

The new standard also provides an accounting policy election to account for forfeitures as they occur.  We elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The impact of this was not material.

Another aspect of the new guidance clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our consolidated statements of cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares were adopted retrospectively. The Company did not withhold shares for employee taxes in fiscal 2016; as such, there was no change to the December 31, 2016 consolidated statement of cash flows related to employee taxes. The Company accrued $0.8 million of employee taxes in the first quarter of 2017, which were classified as a financing activity on our consolidated statements of cash flows when paid in the second quarter of 2017.

The other aspects of the new guidance did not have any material effect on the Company’s consolidated financial statements.

Inventory Measurement Principle

In July 2015, the FASB issued ASU 2015-11, a new accounting standard which changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value for entities that do not use the last-in, first-out (LIFO) or retail inventory method. The changes also eliminate the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory for entities that do not use the LIFO or retail inventory method. The changes were effective for the Company in the first quarter of 2017 using a prospective transition approach. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using U.S. GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the companies may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently in the process of reviewing its material contracts to assess the impact of the new standard.  While the Company has performed a review of the impact on certain contracts, it has not completed a review of all material contracts.  As a result, the Company is currently still in the process of evaluating the adoption method and the impact the adoption of this standard will have on its consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

In February 2016, the FASB issued ASU 2016-02, a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding right-of-use assets on the balance sheet. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The amendments are effective for the Company in the first quarter of 2019 using a modified retrospective approach with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

Definition of a Business

In January 2017, the FASB issued ASU 2013-12, guidance that changes the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If this threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance will become effective on a prospective basis for the Company on January 1, 2020 and is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, except those described in the following paragraph.

Effective July 31, 2017, we entered an agreement with our co-president and corporate & business development officer, pursuant to which he will transition out of such position and will be available to provide services to us for the term of the agreement.  We expect to record a charge of approximately $6 million in the third quarter of 2017 in connection with the execution of this agreement.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the acquisition, we issued performance-based inducement equity awards to each of the General Manager and Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The two and one-half year period is divided into three phases consisting of the six months ended December 31, 2016 and each of the twelve months ending December 31, 2017 and 2018. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. We recognize stock-based compensation expense associated with the performance-based inducement equity award ratably over each phase based on the estimated probable achievement of each financial target. The awards were a material inducement to the General Manager and Chief Technology Officer entering into employment agreements with Stamps.com in connection with the acquisition of ShippingEasy. In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was probable, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The $1.9 million of stock-based compensation expense recognized represents 100% of the total performance-based inducement equity award for the first phase. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations. In the first and second quarters of 2017, we determined the achievement of 100% of the earnings target for the twelve months ended December 31, 2017 is probable, therefore, we recognized approximately $1.2 million and $2.5 million of stock-based compensation expense for these inducement equity awards during the three and six months ended June 30, 2017, respectively.  The $2.5 million of stock-based compensation expense recognized in the six months ended June 30, 2017 represents 50% of the total performance-based inducement equity award for the second phase.

We also issued inducement stock option grants for an aggregate of approximately 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy. Each option vests 25% on the one year anniversary of the July 1, 2016 grant date with the remaining 75% vesting in approximately equal monthly increments over the immediately succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of July 1, 2016. The stock options were granted as inducements material to the new employees entering into employment with Stamps.com in connection with the acquisition of ShippingEasy. The related stock-based compensation expense we recognized in fiscal 2016 and for the three and six months ended June 30, 2017 was not material.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Goodwill represented the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in the business combination and the potential acquisition related synergies.  Such synergies include leveraging Stamps.com’s resources, personnel, expertise and capital to grow ShippingEasy’s revenue faster than it otherwise would have as a standalone company. The identified intangible assets consisted of trade names, developed technology, non-compete agreements and customer relationships.  The estimated fair values of the trademark and developed technology were determined using the “relief from royalty” method.  The estimated fair value of the non-compete agreements was determined using the “with and without” method.  The estimated fair value of customer relationships was determined using the “excess earnings” method.  The rate utilized to discount net cash flows to their present values was approximately 23% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.  Trademark, developed technology, non-compete and customer relationships are each amortized on a straight-line basis over their estimated useful lives.  The amortization of acquired intangibles is approximately $761,000 per quarter for the remaining estimated useful lives.  The goodwill recorded in this acquisition was not deductible for tax purposes.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commitments

The Company leases facilities pursuant to noncancelable operating lease agreements expiring through fiscal 2021. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.  Rent expense for the three and six months ended June 30, 2017 was approximately $900,000 and $1.9 million, respectively.  Rent expense for the three and six months ended June 30, 2016 was approximately $800,000 and $1.3 million, respectively.

The following table is a schedule of our significant future contractual obligations and commercial commitments (other than debt commitments), which consist of future minimum lease payment under operating leases as of June 30, 2017 (in thousands):

Twelve Month Period Ending June 30,	Operating Lease Obligations
2018	$3,931
2019	2,257
2020	1,386
2021	1,333
2022	232
Thereafter	—
Total	$9,139

4.	Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$31,040	$14,291	$64,178	$27,529

Basic - weighted average common shares	16,930	17,384	16,916	17,370
Diluted effect of common stock equivalents	1,195	808	1,231	1,058
Diluted - weighted average common shares	18,125	18,192	18,147	18,428

Earnings per share:
Basic	$1.83	$0.82	$3.79	$1.58
Diluted	$1.71	$0.79	$3.54	$1.49

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive stock option shares	42	287	42	147

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Stock-Based Compensation

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

As described in Note 1 – “Summary of Significant Accounting Policies,” we adopted ASU 2016-09, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. We elected to account for forfeitures as they occur and therefore, share-based compensation expense for the three and six months ended June 30, 2017 has been calculated based on actual forfeitures in our consolidated statements of income, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change did not have a material impact on the consolidated financial statements. Share-based compensation expense for the year ended December 31, 2016 was recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any.

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

Compensation expense for employee stock options granted is generally recognized using the straight-line method over their respective vesting periods of up to five years. Starting in the third quarter of fiscal 2016, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition as described in Note 2 - “Acquisitions.” Stock-based compensation expense related to the ShippingEasy performance-based inducement equity awards is equal to the grant date fair value of the common stock and is recognized over the required performance period.  Total compensation expense related to ShippingEasy’s performance-based equity awards during the three and six months ended June 30, 2017 was approximately $1.2 million and $2.5 million, respectively.

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense relating to:
Employee and director stock options	$10,723	$8,154	$21,858	$15,435
Employee stock purchases	245	263	477	498
Total stock-based compensation expense	$10,968	$8,417	$22,335	$15,933

Stock-based compensation expense relating to:
Cost of revenues	$445	$450	$993	$875
Sales and marketing	1,975	1,857	4,282	3,588
Research and development	2,221	1,425	4,717	2,780
General and administrative	6,327	4,685	12,343	8,690
Total stock-based compensation expense	$10,968	$8,417	$22,335	$15,933

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.5%	1.0%	1.5%	1.0%
Expected volatility	46.1%	48.6%	46.4%	48.4%
Expected life (in years)	3.4	3.4	3.4	3.4
Forfeiture rate	—	6.0%	—	6.0%

6.	Goodwill and Intangible Assets

Goodwill was approximately $239.7 million as of June 30, 2017 and December 31, 2016, respectively.

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships and other totaling approximately $125.4 million in gross carrying amount as of both June 30, 2017 and December 31, 2016.  Non-amortizable assets of $11.4 million as of both June 30, 2017 and December 31, 2016 consist primarily of the trade name relating to the Endicia acquisition.

The following table summarizes our amortizable intangible assets as of June 30, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,797	$92
Customer Relationships	60,816	17,185	43,631
Technology	40,048	8,699	31,349
Non-Compete	2,211	1,029	1,182
Trademark	2,004	639	1,365
Total amortizable intangible assets at June 30, 2017	$113,968	$36,349	$77,619

The following table summarizes our amortizable intangible assets as of December 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,774	$115
Customer Relationships	60,816	12,199	48,617
Technology	40,048	6,100	33,948
Non-Compete	2,211	777	1,434
Trademark	2,004	479	1,525
Total amortizable intangible assets at December 31, 2016	$113,968	$28,329	$85,639

We recorded amortization of intangible assets totaling approximately $4.0 million and $8.0 million for the three and six months ended June 30, 2017, respectively.  We recorded amortization of intangible assets totaling approximately $3.2 million and $6.6 million for the three and six months ended June 30, 2016, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of income.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2017, the remaining weighted average amortization period for our amortizable intangible assets is approximately 5.1 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending June 30,	Estimated Amortization Expense
2018	$16,025
2019	15,667
2020	15,579
2021	15,231
2022	7,783
Thereafter	7,334
Total	$77,619

7.	Income Taxes

Our income tax expense was $9.9 million and $10.5 million for the three and six months ended June 30, 2017, respectively, which is primarily attributable to our pre-tax book income multiplied by an estimated annual effective tax rate and discrete tax benefits relating to exercises of options.  Our income tax expense was $9.8 million and $17.9 million for the three and six months ended June 30, 2016, respectively, which is primarily attributable to our pre-tax income including our current tax expense consisting of federal alternative minimum tax and various state taxes and our deferred income tax expense consisting of temporary tax items including stock compensation and differences in the book and tax lives of amortizable intangibles. As described  in Note 1- “Summary of Significant Accounting Policies” we adopted the new accounting guidance that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the income tax provision in the consolidated statements of income when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets when the awards vested or were settled.  For the three and six months ended June 30, 2017, the amount of excess tax benefits recognized in the income tax provision was approximately $5.7 million and $18.3 million, respectively.  For the three and six months ended June 30, 2016, respectively, the amount of excess tax benefits recognized in additional paid-in capital was not material.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for tax benefits from stock options exercised and research and development tax credits, as well as permanent tax adjustments for nondeductible items, such as stock-based compensation and state taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with Income Taxes based on all available positive and negative evidence. As of June 30, 2017 and December 31, 2016, we do not have any valuation allowance against our deferred tax assets.

8.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$110,343	$110,343	$—	$—
Available-for-sale debt securities	—	—	—	—
Total	$110,343	$110,343	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$106,932	$106,932	$—	$—
Available-for-sale debt securities	1,511	—	1,511	—
Total	$108,443	$106,932	$1,511	$—

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

Our cash equivalents and investments consist of money market, asset-backed securities and public corporate debt securities at June 30, 2017 and December 31, 2016. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our short-term investments are classified as available for sale and are recorded at fair value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method. There was no material unrealized or realized gain or loss with respect to our short-term investments during the six months ended June 30, 2017. Unrealized gains and losses are included as a separate component of stockholders' equity. We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash and cash equivalents and investments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$103,859	—	—	$103,859
Money market	6,477	9	(2)	6,484
Total cash and cash equivalents	110,336	9	(2)	110,343
Short-term investments:
Corporate bonds and asset backed securities	—	—	—	—
Total short-term investments	—	—	—	—
Cash and cash equivalents and short-term investments	$110,336	9	(2)	$110,343

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$101,987	—	—	$101,987
Money market	4,945	—	—	4,945
Total cash and cash equivalents	106,932	—	—	106,932
Short-term investments:
Corporate bonds and asset backed securities	1,500	13	(2)	1,511
Total short-term investments	1,500	13	(2)	1,511
Cash and cash equivalents and short-term investments	$108,432	13	(2)	$108,443

As of June 30, 2017, the amortized cost and estimated fair value of our marketable fixed-income securities due within one year and due after one year was immaterial.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Report”) contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts.   You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “seeks,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,” ”should,” “will,” “may” or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements.  We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, us at the respective times they are made.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends and uncertainties and other factors that may be beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements after the date of this Report. Accordingly, investors should use caution in relying on forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

Our registered trademarks include Stamps.com, Endicia, ShipStation, ShipWorks, ShippingEasy, NetStamps, PhotoStamps, PictureItPostage, and the Stamps.com logo. This Report also references trademarks of other entities.  References in this Report to “we” “us” “our” or “Company” are references to Stamps.com Inc. and its subsidiaries.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States. Under the Stamps.com and Endicia® brands, customers use our USPS only solutions to mail and ship a variety of mail pieces and packages through the USPS.  Customers using our solutions receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999.  Endicia became a USPS-approved PC Postage vendor in 2000. Under the ShipStation®, ShipWorks® and ShippingEasy®  brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as the USPS, UPS, FedEx and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants and warehouse shippers.

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

Our USPS mailing and shipping solutions enable users to print “electronic postage” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our solutions support a variety of USPS mail classes including First Class Mail®, Priority Mail, Priority Mail Express, Media Mail®, Parcel Select®, and others. Customers can also add to their mail pieces USPS Special Services such as USPS Tracking®, Signature ConfirmationTM, Registered MailTM, Certified MailTM, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery. Our customers can print postage (1) on NetStamps® or DYMO Stamps® labels, which can be used just like regular stamps, (2) directly on envelopes and postcards or on labels in a single step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

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

Customers typically pay us a monthly subscription fee which varies depending on their service plan.  In certain circumstances, customers may be on a plan where they do not owe us any monthly service fees. Under certain plans or arrangements, customers or integration partners pay a fee per transaction for shipping labels printed.  We have arrangements with the USPS under which if a customer or integration partner prints a certain amount of domestic or international First Class, Priority Mail or Priority Mail Express shipping labels, the USPS compensates us directly.  We may waive or refund our service fees for these or other customers.  In addition, we also have service plans with lower monthly subscription fees which offer more limited functionality and are targeted at retaining customers who print a lower volume of postage.  We offer service plans where customers are not charged a monthly fee but instead purchase labels for use as needed. We also offer high volume mailing products for a one time upfront fee.  We also earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners, and we may earn other types of revenue share or other compensation from specific customers or partners.

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

ShippingEasy, which we acquired on July 1, 2016, offers web-based multi-carrier shipping solutions that allow online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShippingEasy's solutions feature over 50 integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms, allowing its customers to import and export fulfillment and tracking data in real time across all of their selling channels. ShippingEasy's solutions download orders from all selling channels and automatically map custom shipping preferences and rates and delivery options across all of its supported carriers. ShippingEasy's easy-to-use solutions also include complimentary access to ShippingEasy customer service shipping specialists helping merchants to streamline workflow and save on shipping costs.

ShipWorks, which we acquired on August 29, 2014, offers software-based multi-carrier shipping solutions that target e-commerce merchants, online retailers, fulfillment houses and warehouses.  ShipWorks offers simple, powerful and easy to use solutions for shippers. ShipWorks’ solutions feature over 100 integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms. ShipWorks offers multi-carrier shipping options and features including importing orders from any marketplace or shopping cart, easily comparing shipping rates and services, sending email notifications to buyers, updating online order status, generating reports and many more.

ShipStation, which we acquired on June 10, 2014, offers web-based multi-carrier shipping solutions under the brand names ShipStation and Auctane that target e-commerce merchants, online retailers, fulfillment houses and warehouses.  ShipStation’s solutions feature over 150 integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms. ShipStation offers multi-carrier shipping options and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.

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

We had an integration partnership with Amazon.com that made our domestic and international shipping labels for certain USPS package classes available to Amazon.com Marketplace users, which ended in July 2017. The integration allowed Marketplace users to automatically pay for postage using their Marketplace Payments account, set a default ship-from address so they would not have to type or write it for each shipment, and automatically populate the ship-to address on the label. Domestic and international mail classes were supported and Marketplace users could request carrier pickup from the USPS. A transaction fee per shipping label printed was charged to Marketplace users who were not Stamps.com subscription customers. We do not believe the termination of our integration partnership with Amazon will have any material effect on our results.

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

In connection with the acquisition, we issued performance-based inducement equity awards to the General Manager and Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each to the General Manager and Chief Technology Officer if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. The awards were a material inducement to the General Manager and Chief Technology Officer entering into employment agreements with Stamps.com in connection with the acquisition.

In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was probable, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The $1.9 million of stock-based compensation expense recognized represents 100% of the total performance-based inducement equity award for the first phase. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations.

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

Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the three and six months ended June 30, 2017 include the operations of ShippingEasy. The results of our operations during the three and six months ended June 30, 2016 do not include the operations of ShippingEasy. Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of ShippingEasy with those that do not include such operations.

Three and Six Months Ended June 30, 2017 and 2016

Total revenue increased 38% to $116.1 million in the three months ended June 30, 2017 from $84.0 million in the three months ended June 30, 2016. Total revenue increased 33% to $221.2 million in the six months ended June 30, 2017 from $165.9 million in the six months ended June 30, 2016. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $111.8 million in the three months ended June 30, 2017, an increase of 37% from $81.5 million in the three months ended June 30, 2016 and was $214.4 million in the six months ended June 30, 2017, an increase of 33% from $160.7 million in the six months ended June 30, 2016. Customized Postage revenue increased 73% to $4.3 million in the three months ended June 30, 2017 from $2.5 million in the three months ended June 30, 2016 and was $6.7 million in the six months ended June 30, 2017, an increase of 32% from $5.1 million in the six months ended June 30, 2016.

The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2017 and 2016 and the resulting percentage change (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues
Service	$102,685	$72,590	41.5%	$195,105	$141,696	37.7%
Product	4,763	4,851	(1.8)%	10,477	10,406	0.7%
Insurance	4,393	4,082	7.6%	8,833	8,593	2.8%
Mailing and shipping revenue	$111,841	$81,523	37.2%	$214,415	$160,695	33.4%
Customized postage	$4,276	$2,467	73.3%	$6,718	$5,104	31.6%
Other	23	23	0.0%	47	51	(7.8)%
Total revenues	$116,140	$84,013	38.2%	$221,180	$165,850	33.4%

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

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter

2017	722	738
2016	649	646

The following table sets forth the growth in paid customers and average monthly revenue per paid customer for our mailing and shipping business (in thousands except average quarterly revenue per paid customer and percentage):

	Three months ended June 30,
	2017	2016	% Change
Paid customers for the quarter	738	646	14.2%
Average monthly revenue per paid customer	$50.51	$42.06	20.1%
Mailing and shipping revenue	$111,841	$81,523	37.2%

The increase in paid customers is primarily the result of (1) a reduction in our average Monthly Churn rate from 3.2% in the second quarter 2016 to 2.8% in the second quarter 2017 and (2) the increase in paid customers acquired as a result of increased sales and marketing spend and better performance in our marketing programs. The acquisition of ShippingEasy did not result in any incremental paid customers in our metrics as ShippingEasy had a pre-existing partnership with Endicia at the time of their acquisition in which Endicia earned revenue through a revenue sharing arrangement for ShippingEasy’s customers and as a result, ShippingEasy’s customers were already included in our paid customers prior to the acquisition.

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

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Service	$102,685	$72,590	$195,105	$141,696
Product	4,763	4,851	10,477	10,406
Insurance	4,393	4,082	8,833	8,593
Customized postage	4,276	2,467	6,718	5,104
Other	23	23	47	51
Total revenues	$116,140	$84,013	$221,180	$165,850
Revenue as a percentage of total revenues
Service	88.4%	86.4%	88.2%	85.4%
Product	4.1%	5.8%	4.8%	6.3%
Insurance	3.8%	4.9%	4.0%	5.2%
Customized postage	3.7%	2.9%	3.0%	3.1%
Other	0%	0%	0%	0%
Total revenue	100%	100%	100%	100%

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

We earn service revenue in several different ways: (1) customers may pay us a monthly fee based on a subscription plan which may be waived or refunded for certain customers; (2) we may be compensated directly by the USPS for certain qualifying customers under our USPS partnership; (3) we may earn transaction related revenue based on customers purchasing postage or printing shipping labels; (4) we may earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners; and (5) we may earn other types of revenue shares or other compensation from specific customers or integration partners.

Service revenue increased 41% to $102.7 million in the three months ended June 30, 2017 from $72.6 million in the three months ended June 30, 2016 and increased 38% to $195.1 million in the six months ended June 30, 2017 from $141.7 million in the six months ended June 30, 2016. The increase in service revenue during the three months ended June 30, 2017 consisted of a 14% increase in our average paid customers and a 24% increase in our average service revenue per paid customer.  The increase in paid customers was attributable to the factors described in the previous section. The increase in our average service revenue per paid customer was attributable to the factors that resulted in an increase in the average total mailing and shipping revenue per paid customer described in the previous section as service revenue accounted for a majority of the total mailing and shipping revenue and to the renewal of two of our agreements with the USPS with improved economics.

Product revenue decreased 2% to $4.8 million in the three months ended June 30, 2017 from $4.9 million in the three months ended June 30, 2016 and increased 1% to $10.5 million in the six months ended June 30, 2017 from $10.4 million in the six months ended June 30, 2016. Product revenue is primarily driven by labels, such as NetStamps and DYMO Stamps, which are used for mailing.  As our growth in postage has been driven more by shipping than mailing over the recent years, our year-to-date growth in product revenue has been lower than our growth in total revenue.

Insurance revenue increased 8% to $4.4 million in the three months ended June 30, 2017 from $4.1 million in the three months ended June 30, 2016 and increased 3% to $8.8 million in the six months ended June 30, 2017 from $8.6 million in the six months ended June 30, 2016.  The growth in insurance revenue is less than the growth in service revenue primarily due to the increase in high volume shipper customers.  High volume shipper customers often self-insure, so while the high volume shipping business results in higher service fee revenue, it may not result in higher insurance revenue.

Customized postage revenue increased 73% to $4.3 million in the three months ended June 30, 2017 from $2.5 million in the three months ended June 30, 2016 and increased 32% to $6.7 million in the six months ended June 30, 2017 from $5.1 million in the six months ended June 30, 2016.  The increase was primarily attributable to a $1.7 million high volume customer order which occurred in the three months ended June 30, 2017. High volume order sales are unpredictable and vary from quarter to quarter.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues
Service	$12,726	$8,857	$25,402	$18,151
Product	1,593	1,642	3,395	3,440
Insurance	1,213	1,266	2,581	2,629
Customized postage	3,557	1,955	5,449	4,122
Total cost of revenues	$19,089	$13,720	$36,827	$28,342
Cost as percentage of associated revenue
Service	12.4%	12.2%	13.0%	12.8%
Product	33.4%	33.8%	32.4%	33.1%
Insurance	27.6%	31.0%	29.2%	30.6%
Customized postage	83.2%	79.2%	81.1%	80.8%
Total cost as a percentage of total revenues	16.4%	16.3%	16.7%	17.1%

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

Cost of service revenue increased 44% to $12.7 million in the three months ended June 30, 2017 from $8.9 million in the three months ended June 30, 2016 and increased 40% to $25.4 million in the six months ended June 30, 2017 from $18.2 million in the six months ended June 30, 2016.  The increase during the three months ended June 30, 2017 was primarily attributable to (1) higher credit card processing fees, which increased by $2.0 million, directly related to our higher revenue; (2) higher customer service costs, which increased by $689,000, to support our growing customer base; and (3) higher system operating costs, which increased by $501,000, to support our growing business.  The increase during the six months ended June 30, 2017 was primarily attributable to (1) higher credit card processing fees, which increased by $3.8 million, directly related to our higher revenue; (2) higher customer service costs, which increased by $1.6 million, to support our growing customer base; and (3) higher system operating costs, which increased by $927,000, to support our growing business. Promotional expenses, which represent a material portion of total cost of service revenue, are expensed in the period in which a customer qualifies for the promotion while the revenue associated with the acquired customer is earned over the customer’s lifetime.  As a result, promotional expense for newly acquired customers may exceed the revenue earned from those customers in that period.  Promotional expense increased 47% to $671,000 in the three months ended June 30, 2017 from $455,000 in the three months ended June 30, 2016 and increased 20% to $1.5 million in the six months ended June 30, 2017 from $1.3 million in the six months ended June 30, 2016.

Cost of service revenue as a percent of service revenue was 12% in the three months ended June 30, 2017 which was consistent with the three months ended June 30, 2016.   Cost of service revenue as a percent of service revenue was 13% in the six months ended June 30, 2017 which was consistent with the six months ended June 30, 2016.

Cost of product revenue in the three and six months ended June 30, 2017 was consistent with the cost of product revenue in three and six months ended June 30, 2016, respectively.  Cost of product revenue as a percent of product revenue was 33% in the three months ended June 30, 2017 and 34% in the three months ended June 30, 2016. Cost of product revenue as a percent of product revenue was 32% in the six months ended June 30, 2017 and 33% in the six months ended June 30, 2016.

Cost of insurance revenue in the three and six months ended June 30, 2017 was consistent with the cost of insurance revenue in three and six months ended June 30, 2016, respectively. Cost of insurance revenue as a percent of insurance revenue was 28% in the three months ended June 30, 2017 and 31% in the three months ended June 30, 2016. Cost of insurance revenue as a percent of insurance revenue was 29% in the six months ended June 30, 2017 and 31% in the six months ended June 30, 2016.

Cost of customized postage revenue increased 82% to $3.6 million in the three months ended June 30, 2017 from $2.0 million in the three months ended June 30, 2016 and increased 32% to $5.4 million in the six months ended June 30, 2017 from $4.1 million in the six months ended June 30, 2016. The increase in cost of customized postage revenue during the three and six months ended June 30, 2017 is primarily due to the increase in our customized postage revenue. Cost of customized postage revenue as a percent of customized postage revenue increased from 79% in the three months ended June 30, 2016 to 83% in the three months ended June 30, 2017. The increase, both on an absolute and as a percentage of customized revenue, was primarily the result of the increase in high volume order which has a lower profit margin compared to website sales.  Cost of customized postage revenue as a percent of customized postage revenue was 81% in both the six months ended June 30, 2016 and the six months ended June 30, 2017.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Sales and marketing	$22,280	$20,082	$45,430	$41,479
Research and development	11,628	8,131	22,150	16,468
General and administrative	21,451	17,113	40,433	32,375
Total operating expenses	$55,359	$45,326	$108,013	$90,322
Operating expenses as a percent of total revenues:
Sales and marketing	19.2%	23.9%	20.5%	25.0%
Research and development	10.0%	9.7%	10.0%	9.9%
General and administrative	18.5%	20.4%	18.3%	19.5%
Total operating expenses as a percentage of total revenues	47.7%	54.0%	48.8%	54.5%

Sales and Marketing

Sales and marketing expense principally consists of spending to acquire new customers and compensation and related expenses for personnel engaged in sales, marketing and business development activities. Our sales and marketing programs include direct sales, customer referral programs, customer re-marketing efforts, direct mail, online advertising, partnerships, telemarketing and traditional advertising.

Sales and marketing expense increased 11% to $22.3 million in the three months ended June 30, 2017 from $20.1 million in the three months ended June 30, 2016 and increased 10% to $45.4 million in the six months ended June 30, 2017 from $41.5 million in the six months ended June 30, 2016.  The increase during the three months ended June 30, 2017 was primarily attributable to an increase in discretionary marketing spending of $1.8 million and an increase in headcount related expenses of $0.2 million.  The increase during the six months ended June 30, 2017 was primarily attributable to an increase in discretionary marketing spending of $3.1 million and an increase in stock-based compensation of $0.7 million. The increase in stock-based compensation expense was due to the issuance of stock options to additional employees as part of the ShippingEasy acquisition, as well as the increased number of employees in the rest of the Company.  Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description of the ShippingEasy acquisition.

Sales and marketing expense as a percent of total revenue was 19% in the three months ended June 30, 2017 which was down compared to 24% in the three months ended June 30, 2016. Sales and marketing expense as a percent of total revenue was 21% in the six months ended June 30, 2017 which was down compared to 25% in the six months ended June 30, 2016.  The decline during both the three and six months ended June 30, 2017 was primarily attributable to our ability to leverage our sales and marketing spend which is expensed as incurred relative to the year-over-year growth in our average monthly revenue per paid customer.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

Research and development expense increased 43% to $11.6 million in the three months ended June 30, 2017 from $8.1 million in the three months ended June 30, 2016 and increased 35% to $22.2 million in the six months ended June 30, 2017 from $16.5 million in the six months ended June 30, 2016. The increase during the three months ended June 30, 2017 was primarily attributable to (1) an increase in headcount related expense of $2.0 million; (2) an increase in stock-based compensation expense of $0.8 million; and (3) an increase in facilities expense of $0.3 million. The increase during the six months ended June 30, 2017 was primarily due to (1) an increase in headcount related expenses of $2.7 million; (2) an increase in stock-based compensation expense of $1.9 million; and (3) an increase in facilities expense of $0.6 million. The increases in headcount-related and stock-based compensation expenses were due to increased headcount resulting from the ShippingEasy acquisition as well as increased headcount in the rest of the Company to support our expanded product offerings and technology infrastructure investments. The increase in facilities expense was due to the ShippingEasy acquisition.

Research and development expense as a percent of total revenue during the three and six months ended June 30, 2017 and 2016 was 10%.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets.

General and administrative expense increased 25% to $21.5 million in the three months ended June 30, 2017 from $17.1 million in the three months ended June 30, 2016 and increased 25% to $40.4 million in the six months ended June 30, 2017 from $32.4 million in the six months ended June 30, 2016. The increase during the three months ended June 30, 2017 was primarily attributable to (1) an increase in headcount related expense of $2.4 million; (2) an increase in stock-based compensation expense of $1.6 million; and (3) an increase in intangible assets amortization expense of $0.8 million; partially offset by (4) a decrease in legal expense of $0.6 million.  The increase during the six months ended June 30, 2017 was primarily attributable to (1) an increase in headcount related expense of $3.4 million; (2) an increase in stock-based compensation expense of $3.7 million; and (3) an increase in intangible assets amortization expense of $1.4 million; partially offset by (4) a decrease in legal fee expense of $0.5 million. The increases in headcount-related and stock-based compensation expenses were due to both the addition of headcount resulting from our ShippingEasy acquisition as well as increased headcount at the rest of the Company to support our growth in the business and corporate infrastructure investments. The increase in intangible amortization expense was due to our ShippingEasy acquisition.  Legal fee expense was higher during the three and six months ended June 30, 2016 compared to the same periods in 2017 due to acquisition related costs.  We did not have any acquisition related costs in 2017.

General and administrative expense as a percent of total revenue was 19% in the three months ended June 30, 2017 and was 20% in the three months ended June 30, 2016. General and administrative expense as a percent of total revenue declined to 18% in the six months ended June 30, 2017 from 20% in the six months ended June 30, 2016.

Interest and Other Income

Interest and other income primarily consists of interest income from cash, cash equivalents and short-term and long-term investments. Interest and other income was $159,000 and $31,000 in the three months ended June 30, 2017 and 2016, respectively. Interest and other income was $189,000 and $74,000 in the six months ended June 30, 2017 and 2016, respectively.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense was $932,000 in the three months ended June 30, 2017 compared to $905,000 in the three months ended June 30, 2016. The increase in interest expense is primarily attributable to higher interest rates in the second quarter of 2017 compared to the second quarter of 2016, partially offset by lower outstanding debt balances under our credit facility. Interest expense was $1.8 million in both the six months ended June 30, 2017 and 2016.

Provision for Income Taxes

For the three and six months ended June 30, 2017, our income tax expense was $9.9 million and $10.5 million, respectively.  Our tax expense was primarily attributable to our pre-tax book income multiplied by an estimated annual effective tax rate and discrete tax benefits relating to exercises of options. In the first quarter of 2017, as a result of our adoption of ASU 2016-09 we recognized the full impact of the excess tax benefit associated with stock option exercises during the period, which decreased our effective tax rate for the quarter resulting in lower tax expense compared to prior year.  Please see Note 1 – “Summary of Significant Accounting Policies” and Note 5 – “Stock Based Compensation” in our Notes to Consolidated Financial Statements for further description of the impact of this accounting standard.

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

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  As of June 30, 2017 and December 31, 2016, we do not have any valuation allowance against our gross deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, we had $110 million and $108 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was approximately $78.5 million and $81.8 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in net cash provided by operating activities was primarily attributable to the (1) increase in payments of payables of $14.6 million; (2) decrease in accounts receivable collections of $12.1 million; (3) decrease in the deferred income tax balance of $10.2 million; (4) increase in other current assets of $7.9 million primarily due to prepaid income taxes; (5) increase in other assets of $2.4 million; and the (6) decrease in deferred revenue of $1.4 million; partially offset by the (7) net income increase of $36.6 million; (8) stock compensation expense increase of $6.4 million; and the (9) depreciation and amortization increase of $1.8 million.

Net cash used in investing activities was approximately $2.9 million during the six months ended June 30, 2017.  Net cash provided by investing activities was approximately $2.4 million during the six months ended June 30, 2016. The decrease in net cash provided by investing activities was primarily due to (1) increased capital expenditures related to the build out of the Stamps.com headquarters of $3.7 million, and (2) decreased cash from short-term investment sales by $2.1 million; offset by, (3) the prior period Endicia acquisition adjustment, which decreased cash by $0.6 million.

Net cash used in financing activities was approximately $72.2 million and $33.1 million during the six months ended June 30, 2017 and 2016, respectively.  The increase in net cash used in financing activities was primarily due to the (1) $57.9 million increase in stock repurchases; (2) $1.0 increase in term-loan principal payments; (3) $1.0 increase in short-term financing payments; and the (4) $0.8 million of payments of statutory income tax withholding obligations that were funded by shares withheld; partially offset by the (5) $21.6 million increase in proceeds from stock option exercises.

The following table is a schedule of our significant contractual obligations and commercial commitments as of June 30, 2017 (in thousands):

Twelve Month Period Ending June 30,	Operating Lease Obligations
2018	$3,931
2019	2,257
2020	1,386
2021	1,333
2022	232
Thereafter	—
Total	$9,139

On November 18, 2015, we entered into a credit agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (the “Credit Agreement”). Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debt issuance costs for the three and six months ended June 30, 2017 was approximately $93,000 and $186,000, respectively.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of June 30, 2017, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.52%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2017, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments.  As of June 30, 2017, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million.  As of June 30, 2017, our Consolidated Total Leverage Ratio was 0.6 to 1.00, our Fixed Charge Coverage Ratio was 20.7 to 1.00 and our Liquidity was approximately $131 million, which includes cash and cash equivalent and investment balances, as well as the available balance under the revolving credit facility. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to June 30, 2017 are as follows (in thousands):

Year ending June 30,	Amount
2018	$7,734
2019	9,797
2020	11,859
2021	106,334
Thereafter	—
Total debt	135,724

Less: debt issuance costs	1,277
Total debt, net of debt issuance costs	$134,447

The estimated interest payments related to our debt due subsequent to June 30, 2017 are as follows (in thousands):

Year ending June 30,	Amount
2018	$3,419
2019	3,206
2020	2,948
2021	1,270
Thereafter	—
Total	$10,843

The above estimated interest payments assume an interest rate of 2.52%, which is our interest rate as of June 30, 2017, and assume the entire remaining amount of our revolving credit facility is paid on the maturity date of November 18, 2020.

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

We expect customized postage revenue to be down in 2017 compared to 2016. High volume business orders for customized postage can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.

We expect our sales and marketing expense to increase in 2017 compared to 2016.  We expect the percent increase in sales and marketing expense in 2017 to be less than the percent increase in 2016, as 2016 reflected a full year of Endicia results, as opposed to approximately one and a half months in 2015. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.

We expect research and development expenses to be higher in 2017 as compared to 2016.  We expect the percent increase in research and development expense in 2017 to be less than the percent increase in 2016, as 2016 reflected a full year of Endicia results, as opposed to approximately one and a half months in 2015. We expect to hire additional research and development personnel in 2017.

We expect general and administrative expenses to be higher in 2017 as compared to 2016. We expect the percent increase in general and administrative expense in 2017 to be less than the percent increase in 2016, as 2016 reflected a full year of Endicia results, as opposed to approximately one and a half months in 2015.

We expect our effective tax rate for 2017 to be lower than 2016 as we benefitted from excess tax benefits related to the exercise of stock options in the first quarter of 2017. However, there are other factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.

We expect we will utilize the majority of our remaining federal net operating losses and other tax credits during 2017 and thus we expect to pay taxes in 2017 in excess of the alternative minimum taxes we have paid in prior years.

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

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of June 30, 2017, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $135.7 million.  Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of June 30, 2017, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.52%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 34 days at June 30, 2017. Our cash equivalents and investments approximated $110.3 million at June 30, 2017 and had a weighted average interest rate of 0.8%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in internal controls

During the quarter ended June 30, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
April 1, 2017 – April 30, 2017	156,566	$109.19	156,566	$5,845
May 1, 2017 – May 31, 2017	163,195	$116.81	163,195	$76,335
June 1, 2017 – June 30, 2017	54,000	$145.44	54,000	$68,481

On October 25, 2016, our Board of Directors approved a new stock repurchase plan, which became effective November 7, 2016, that replaced our prior stock repurchase plan and authorized us to repurchase up to $90 million over the six months following the effective date of the plan.  On April 24, 2017, our Board of Directors approved a new share repurchase program that took effect upon expiration of the prior plan on May 8, 2017 and authorizes the Company to repurchase up to another $90 million of stock over the six months following its effective date.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Consulting Agreement, dated as of July 31, 2017, between James Bortnak and Stamps.com Inc. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2017 (File No. 000-26427).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

August 8, 2017	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

August 8, 2017	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer