Form 10-Q
period 2017-09-30
STAMPS.COM INC
filed 2017-11-09
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of October 31, 2017, there were 17,478,768 shares of the Registrant’s Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,538	$106,932
Short-term investments	—	1,511
Accounts receivable, net	52,555	62,756
Other current assets	44,616	13,081
Total current assets	280,709	184,280
Property and equipment, net	38,138	36,829
Goodwill	239,705	239,705
Intangible assets, net	85,000	97,027
Deferred income taxes, net.	42,231	48,782
Other assets	5,579	3,506
Total assets	$691,362	$610,129

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$88,830	$86,205
Deferred revenue	3,598	3,858
Current portion of debt, net of debt issuance costs	7,876	6,329
Total current liabilities	100,304	96,392
Long-term debt, net of debt issuance costs	125,117	141,025
Total liabilities	225,421	237,417
Commitments and contingencies (Note 3)
Stockholders' equity:
Common stock, $.001 par value per share
Authorized shares: 47,500 in 2017 and 2016
Issued shares: 31,772 in 2017 and 30,507 in 2016
Outstanding shares: 17,337 in 2017 and 16,897 in 2016	54	53
Additional paid-in capital	940,001	855,344
Treasury stock, at cost, 14,435 shares in 2017 and 13,610 in 2016	(356,908)	(252,981)
Accumulated deficit	(117,213)	(229,715)
Accumulated other comprehensive income	7	11
Total stockholders' equity	465,941	372,712
Total liabilities and stockholders' equity	$691,362	$610,129

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Service	$97,529	$78,871	$292,634	$220,567
Product	4,824	4,703	15,301	15,109
Insurance	4,099	4,050	12,932	12,643
Customized postage	8,588	4,912	15,306	10,016
Other	22	23	69	74
Total revenues	115,062	92,559	336,242	258,409
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	11,882	9,903	37,284	28,054
Product	1,535	1,579	4,930	5,019
Insurance	966	1,291	3,547	3,920
Customized postage	7,151	3,954	12,600	8,076
Total cost of revenues	21,534	16,727	58,361	45,069
Gross profit	93,528	75,832	277,881	213,340
Operating expenses:
Sales and marketing	20,588	18,229	66,018	59,708
Research and development	12,037	9,111	34,187	25,579
General and administrative	25,243	16,901	65,676	49,276
Total operating expenses	57,868	44,241	165,881	134,563
Income from operations	35,660	31,591	112,000	78,777
Interest expense	(967)	(828)	(2,779)	(2,648)
Interest and other income	120	24	309	98
Income before income taxes	34,813	30,787	109,530	76,227
Income tax (benefit) expense	(11,412)	12,115	(873)	30,026
Net income	$46,225	$18,672	$110,403	$46,201
Net income per share
Basic	$2.71	$1.08	$6.51	$2.67
Diluted	$2.49	$1.03	$6.04	$2.52
Weighted average shares outstanding
Basic	17,073	17,218	16,969	17,319
Diluted	18,548	18,120	18,282	18,325

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$46,225	$18,672	$110,403	$46,201
Other comprehensive income, net of tax:
Unrealized loss on investments	—	(7)	(4)	(3)
Comprehensive income	$46,225	$18,665	$110,399	$46,198

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$110,403	$46,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,055	13,922
Stock-based compensation expense	33,669	24,755
Deferred income tax expense	8,650	26,724
Stock option windfall tax benefit	—	(9,771)
Accretion of debt issuance costs	279	279
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	10,201	(3,843)
Other current assets, net of excess tax benefit from stock-based award activity	(31,535)	(1,275)
Other assets	(2,073)	(508)
Deferred revenue	(261)	2,122
Accounts payable and accrued expenses	3,647	5,350
Net cash provided by operating activities	149,035	103,956

Investing activities:
Sale of short-term investments	1,502	6,988
Sale of long-term investments	10	77
Purchase of long-term investments	(4)	(15)
Acquisition of Endicia	—	(573)
Acquisition of ShippingEasy, net of cash acquired	—	(55,447)
Acquisition of property and equipment	(5,972)	(2,903)
Net cash used in investing activities	(4,464)	(51,873)

Financing activities:
Proceeds from short term financing obligation, net of repayments	(389)	2,713
Principal payments on term loan	(4,641)	(3,092)
Payment on revolving credit facility	(10,000)	(10,000)
Proceeds from exercise of stock options	48,054	9,773
Issuance of common stock under Employee Stock Purchase Plan	2,937	2,181
Repurchase of common stock	(103,127)	(47,411)
Shares withheld to satisfy statutory income tax withholding obligations	(799)	—
Stock option windfall tax benefit	—	9,771
Net cash used in financing activities	(67,965)	(36,065)
Net increase in cash and cash equivalents	76,606	16,018
Cash and cash equivalents at beginning of period	106,932	65,126
Cash and cash equivalents at end of period	$183,538	$81,144

Supplemental information:
Capital expenditures accrued but not paid at period end	$123	$122
Issuance of 2015 and 2014 earn-out shares	$—	$63,209
Noncash adjustment of purchase price for Endicia acquisition	$—	$372
Tenant improvement allowance	$848	$676

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

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of September 30, 2017, our results of operations for the three and nine months ended September 30, 2017, and our cash flows for the nine months ended September 30, 2017.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.  The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s debt is not publicly traded and the carrying amount typically approximates fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 inputs as defined in footnote 8.

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

Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process.  We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment.  If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary.  For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. As of September 30, 2017, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual impairment analysis.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) ASC Topic No. 740, Income Taxes (Income Taxes), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Income Taxes also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with Income Taxes based on all available positive and negative evidence. As of September 30, 2017 and December 31, 2016, we do not have any valuation allowance recorded to reduce our gross deferred tax assets as we believe we have met the more likely than not threshold and we will realize our tax loss carry-forwards in the foreseeable future.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful life of the asset, generally three to five years for furniture, fixtures and equipment and ten to forty years for building and building improvements. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.  We have a policy of capitalizing expenditures that materially increase assets’ useful lives and charging ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed, and any gain or loss is included in income from operations.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the nine months ended September 30, 2017 or 2016.

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Insurance revenue represents the gross amount charged to the customer for purchasing insurance and the related cost represents the amount paid to our insurance providers. We recognize insurance revenue on insurance purchases upon the ship date of the insured package.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt, to fund certain Company operations.  Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of September 30, 2017, we had $15.2 million in short-term financing obligations and $90.4 million of unused short-term financing obligations credit. As of December 31, 2016, we had $15.6 million in short-term financing obligations and $90.0 million of unused credit.

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

Treasury Stock

During the nine-months ended September 30, 2017 and September 30, 2016, we repurchased approximately 818,000 shares and 528,000 shares for $103.1 million and $47.4 million, respectively. Also, 6,670 shares were withheld to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and Chief Technology Officer of ShippingEasy on March 31, 2017.

Accounting Guidance Adopted in 2017

Share-based Payment Transactions to Employees

On January 1, 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) issued by the FASB on a prospective basis that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the income tax provision in the consolidated statement of operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets when the awards vested or were settled.  For the nine months ended September 30, 2017, the amount of excess tax benefits recognized in the income tax provision was approximately $41.8 million.  For the nine months ended September 30, 2016, the amount of excess tax benefits recognized in additional paid-in capital was not material. In addition, because excess tax benefits are no longer recognized in additional paid-in capital under the new guidance, such amounts are no longer included in the determination of assumed proceeds in applying the treasury stock method when computing earnings per share.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A net cumulative-effect adjustment of $2.1 million, which was an increase to retained earnings and the deferred tax asset balance as of January 1, 2017, was recorded to reflect the recognition of the previously unrecognized excess tax benefits using the modified retrospective method.

Another aspect of the new guidance requires that excess tax benefits be classified as a cash flow from operating activities, rather than a cash flow from financing activities, in the consolidated statement of cash flows. For the nine months ended September 30, 2017, the amount of excess tax benefits presented as a cash flow from operating activities was $41.8 million; this amount is included within the change of other current assets, net of excess tax benefit from stock-based award activity line item in the consolidated statement of cash flows.  For the nine months ended September 30, 2016, the amount of excess tax benefits presented as a cash flow from financing was not material.  The presentation requirements for cash flows related to excess tax benefits were adopted prospectively. Accordingly, the operating activity cash flows were not adjusted for the year ended December 31, 2016.

The new standard also provides an accounting policy election to account for forfeitures as they occur.  We elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The impact of this was not material.

Another aspect of the new guidance clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our consolidated statements of cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares were adopted retrospectively. The Company did not withhold shares for employee taxes in fiscal 2016; as such, there was no change to the December 31, 2016 consolidated statement of cash flows related to employee taxes. The Company accrued $0.8 million of employee taxes in the first quarter of 2017 for withheld shares, which were classified as a financing activity on our consolidated statements of cash flows when paid in the second quarter of 2017.

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

During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. ASU 2014-09 will be effective for the Company beginning January 1, 2018 and may be applied retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective approach).

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has completed the review of its material contracts and performed a preliminary assessment of the impact of the new standard.  While the Company has not finalized its evaluation of the impact of the adoption of this standard on its consolidated financial statements and related disclosures, it does not anticipate a material impact on the financial statements when the standard is adopted in 2018. The Company currently plans to adopt under the modified retrospective method. However, a final decision regarding the adoption method has not been made at this time.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the acquisition, we issued performance-based inducement equity awards to each of the General Manager and Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each if earnings targets for ShippingEasy are achieved over a two and one-half year period that began July 1, 2016. The two and one-half year period is divided into three phases consisting of the six months ended December 31, 2016 and each of the twelve months ending December 31, 2017 and 2018. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. We recognize stock-based compensation expense associated with the performance-based inducement equity award ratably over each phase based on the estimated probable achievement of each financial target. The awards were a material inducement to the General Manager and Chief Technology Officer entering into employment agreements with Stamps.com in connection with the acquisition of ShippingEasy. In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was probable, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The $1.9 million of stock-based compensation expense recognized represents 100% of the total performance-based inducement equity award for the first phase. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations. In the first, second and third quarters of 2017, we determined the achievement of 100% of the earnings target for the twelve months ended December 31, 2017 is probable, therefore, we recognized approximately $1.2 million and $3.7 million of stock-based compensation expense for these inducement equity awards during the three and nine months ended September 30, 2017, respectively.  The $3.7 million of stock-based compensation expense recognized in the nine months ended September 30, 2017 represents 75% of the total performance-based inducement equity award for the second phase.

We also issued inducement stock option grants for an aggregate of approximately 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy. Each option vests 25% on the one year anniversary of the July 1, 2016 grant date with the remaining 75% vesting in approximately equal monthly increments over the immediately succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of July 1, 2016. The stock options were granted as inducements material to the new employees entering into employment with Stamps.com in connection with the acquisition of ShippingEasy. The related stock-based compensation expense we recognized in fiscal 2016 and for the three and nine months ended September 30, 2017 was not material.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Commitments

The Company leases facilities pursuant to noncancelable operating lease agreements expiring through fiscal 2021. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.  Rent expense for the three and nine months ended September 30, 2017 was approximately $1.0 million and $2.8 million, respectively.  Rent expense for the three and nine months ended September 30, 2016 was approximately $900,000 and $2.2 million, respectively.

The following table is a schedule of our significant future contractual obligations and commercial commitments (other than debt commitments), which consist of future minimum lease payment under operating leases as of September 30, 2017 (in thousands):

Twelve Month Period Ending September 30,	Operating Lease Obligations
2018	$3,909
2019	1,625
2020	1,393
2021	1,097
2022	116
Thereafter	—
Total	$8,140

4.	Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$46,225	$18,672	$110,403	$46,201

Basic - weighted average common shares	17,073	17,218	16,969	17,319
Diluted effect of common stock equivalents	1,475	902	1,313	1,006
Diluted - weighted average common shares	18,548	18,120	18,282	18,325

Earnings per share:
Basic	$2.71	$1.08	$6.51	$2.67
Diluted	$2.49	$1.03	$6.04	$2.52

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive stock option shares	30	514	24	269

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Stock-Based Compensation

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

As described in Note 1 – “Summary of Significant Accounting Policies,” we adopted ASU 2016-09, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. We elected to account for forfeitures as they occur and therefore, share-based compensation expense for the three and nine months ended September 30, 2017 has been calculated based on actual forfeitures in our consolidated statements of income, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change did not have a material impact on the consolidated financial statements. Share-based compensation expense for the year ended December 31, 2016 was recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any.

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

Compensation expense for employee stock options granted is generally recognized using the straight-line method over their respective vesting periods of up to five years. Starting in the third quarter of fiscal 2016, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition as described in Note 2 - “Acquisitions.” Stock-based compensation expense related to the ShippingEasy performance-based inducement equity awards is equal to the grant date fair value of the common stock and is recognized over the required performance period.  Total compensation expense related to ShippingEasy’s performance-based equity awards during the three and nine months ended September 30, 2017 was approximately $1.2 million and $3.7 million, respectively.

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense relating to:
Stock options	$11,065	$8,525	$32,923	$23,960
Employee stock purchases	269	297	746	795
Total stock-based compensation expense	$11,334	$8,822	$33,669	$24,755

Stock-based compensation expense relating to:
Cost of revenues	$444	$476	$1,437	$1,351
Sales and marketing	1,915	1,734	6,197	5,322
Research and development	2,337	1,916	7,054	4,696
General and administrative	6,638	4,696	18,981	13,386
Total stock-based compensation expense	$11,334	$8,822	$33,669	$24,755

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.5%	1.0%	1.5%	1.0%
Expected volatility	47.9%	47.0%	46.9%	47.9%
Expected life (in years)	3.3	3.4	3.4	3.4
Forfeiture rate	—	6.0%	—	6.0%

6.	Goodwill and Intangible Assets

Goodwill was approximately $239.7 million as of September 30, 2017 and December 31, 2016, respectively.

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships and other totaling approximately $125.4 million in gross carrying amount as of both September 30, 2017 and December 31, 2016.  Non-amortizable assets of $11.4 million as of both September 30, 2017 and December 31, 2016 consist primarily of the trade name relating to the Endicia acquisition.

The following table summarizes our amortizable intangible assets as of September 30, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,809	$80
Customer Relationships	60,816	19,677	41,139
Technology	40,048	9,998	30,050
Non-Compete	2,211	1,154	1,057
Trademark	2,004	720	1,284
Total amortizable intangible assets at September 30, 2017	$113,968	$40,358	$73,610

The following table summarizes our amortizable intangible assets as of December 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Others	$8,889	$8,774	$115
Customer Relationships	60,816	12,199	48,617
Technology	40,048	6,100	33,948
Non-Compete	2,211	777	1,434
Trademark	2,004	479	1,525
Total amortizable intangible assets at December 31, 2016	$113,968	$28,329	$85,639

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We recorded amortization of intangible assets totaling approximately $4.0 million and $12.0 million for the three and nine months ended September 30, 2017, respectively.  We recorded amortization of intangible assets totaling approximately $4.0 million and $10.5 million for the three and nine months ended September 30, 2016, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of income.

As of September 30, 2017, the remaining weighted average amortization period for our amortizable intangible assets is approximately 4.9 years. Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending September 30,	Estimated Amortization Expense
2018	$15,954
2019	15,623
2020	15,545
2021	14,421
2022	5,498
Thereafter	6,569
Total	$73,610

7.	Income Taxes

Our income tax benefit was $11.4 million and $873,000 for the three and nine months ended September 30, 2017, respectively, which is primarily attributable to our pre-tax book income multiplied by an estimated annual effective tax rate and discrete tax benefits relating to exercises of options in the three and nine months ended September 30, 2017.  Our income tax expense was $12.1 million and $30.0 million for the three and nine months ended September 30, 2016, respectively, which is primarily attributable to our pre-tax income including our current tax expense consisting of federal alternative minimum tax and various state taxes and our deferred income tax expense for the utilization of net operating losses and other temporary differences. As described in Note 1- “Summary of Significant Accounting Policies” we adopted the new accounting guidance that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the income tax provision in the consolidated statements of income when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets when the awards vested or were settled.  For the three and nine months ended September 30, 2017, the amount of excess tax benefits recognized in the income tax provision was approximately $23.5 million and $41.8 million, respectively.  For the three and nine months ended September 30, 2016, respectively, the amount of excess tax benefits recognized in additional paid-in capital was not material.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for tax benefits from stock options exercised and research and development tax credits, as well as permanent tax adjustments for nondeductible items, such as stock-based compensation and state taxes. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with Income Taxes based on all available positive and negative evidence. As of September 30, 2017 and December 31, 2016, we do not have any valuation allowance against our deferred tax assets.

8.	Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$183,538	$183,538	$—	$—
Available-for-sale debt securities	—	—	—	—
Total	$183,538	$183,538	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$106,932	$106,932	$—	$—
Available-for-sale debt securities	1,511	—	1,511	—
Total	$108,443	$106,932	$1,511	$—

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

Our cash equivalents and investments consist of money market, asset-backed securities and public corporate debt securities at September 30, 2017 and December 31, 2016. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our short-term investments are classified as available for sale and are recorded at fair value using the specific identification method. Realized gains and losses are reflected in other income, net using the specific identification method. There was no material unrealized or realized gain or loss with respect to our short-term investments during the nine months ended September 30, 2017. Unrealized gains and losses are included as a separate component of stockholders' equity. We do not intend to sell investments with an amortized cost basis exceeding fair value and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash and cash equivalents and investments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$177,039	—	—	$177,039
Money market	6,492	9	(2)	6,499
Total cash and cash equivalents	183,531	9	(2)	183,538
Short-term investments:
Corporate bonds and asset backed securities	—	—	—	—
Total short-term investments	—	—	—	—
Cash and cash equivalents and short-term investments	$183,531	9	(2)	$183,538

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$101,987	—	—	$101,987
Money market	4,945	—	—	4,945
Total cash and cash equivalents	106,932	—	—	106,932
Short-term investments:
Corporate bonds and asset backed securities	1,500	13	(2)	1,511
Total short-term investments	1,500	13	(2)	1,511
Cash and cash equivalents and short-term investments	$108,432	13	(2)	$108,443

As of September 30, 2017, the amortized cost and estimated fair value of our marketable fixed-income securities due within one year and due after one year was immaterial.

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

ShippingEasy, which we acquired on July 1, 2016, offers web-based multi-carrier shipping solutions that allow online retailers and e-commerce merchants to organize, process, fulfill and ship their orders quickly and easily. ShippingEasy's solutions feature over 50 integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms, allowing its customers to import and export fulfillment and tracking data in real time across all of their selling channels. ShippingEasy's solutions download orders from all selling channels and automatically map custom shipping preferences, rates and delivery options across all of its supported carriers. ShippingEasy's easy-to-use solutions also include complimentary access to ShippingEasy customer service shipping specialists helping merchants to streamline workflow and save on shipping costs.

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

Stamps.com had an integration partnership with Amazon.com that made Stamps.com domestic and international shipping labels for certain USPS package classes available to Amazon.com Marketplace users, which ended in the third quarter of 2017. The integration had allowed Marketplace users to automatically pay for postage using their Marketplace Payments account, set a default ship-from address so they would not have to type or write it for each shipment, and automatically populate the ship-to address on the label. Domestic and international mail classes were supported and Marketplace users could request carrier pickup from the USPS. A transaction fee per shipping label printed was charged to Marketplace users who were not Stamps.com subscription customers. We do not believe the termination of Stamps.com’s integration partnership with Amazon will have any material effect on our results.

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

In connection with the acquisition, we issued performance-based inducement equity awards to the General Manager and Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each to the General Manager and Chief Technology Officer if earnings targets for ShippingEasy are achieved over a two and one-half year period which began July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period. The awards were a material inducement to the General Manager and Chief Technology Officer entering into employment agreements with Stamps.com in connection with the acquisition.

In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was probable, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The $1.9 million of stock-based compensation expense recognized represents 100% of the total performance-based inducement equity award for the first phase. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations. In the first, second and third quarters of 2017, we determined the achievement of 100% of the earnings target for the twelve months ended December 31, 2017 is probable, therefore, we recognized approximately $1.2 million and $3.7 million of stock-based compensation expense for these inducement equity awards during the three and nine months ended September 30, 2017, respectively.  The $3.7 million of stock-based compensation expense recognized in the nine months ended September 30, 2017 represents 75% of the total performance-based inducement equity award for the second phase.

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

Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the three and nine months ended September 30, 2017 include the operations of ShippingEasy. The results of our operations during the three months ended September 30, 2016 include the operations of ShippingEasy. The results of our operations during the six months ended June 30, 2016 do not include the operations of ShippingEasy.  Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of ShippingEasy with those that do not include such operations.

Three and Nine Months Ended September 30, 2017 and 2016

Total revenue increased 24% to $115.1 million in the three months ended September 30, 2017 from $92.6 million in the three months ended September 30, 2016. Total revenue increased 30% to $336.2 million in the nine months ended September 30, 2017 from $258.4 million in the nine months ended September 30, 2016. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $106.5 million in the three months ended September 30, 2017, an increase of 21% from $87.6 million in the three months ended September 30, 2016 and was $320.9 million in the nine months ended September 30, 2017, an increase of 29% from $248.3 million in the nine months ended September 30, 2016. Customized Postage revenue increased 75% to $8.6 million in the three months ended September 30, 2017 from $4.9 million in the three months ended September 30, 2016 and was $15.3 million in the nine months ended September 30, 2017, an increase of 53% from $10.0 million in the nine months ended September 30, 2016.

The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2017 and 2016 and the resulting percentage change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues
Service	$97,529	$78,871	23.7%	$292,634	$220,567	32.7%
Product	4,824	4,703	2.6%	15,301	15,109	1.3%
Insurance	4,099	4,050	1.2%	12,932	12,643	2.3%
Mailing and shipping revenue	$106,452	$87,624	21.5%	$320,867	$248,319	29.2%
Customized postage	$8,588	$4,912	74.8%	$15,306	$10,016	52.8%
Other	22	23	(4.3)%	69	74	(6.8)%
Total revenues	$115,062	$92,559	24.3%	$336,242	$258,409	30.1%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average revenue per paid customer as mailing and shipping revenue divided by paid customers.  We define lost paid customers (Lost Paid Customers) as customers from whom we successfully collected service fees or otherwise earned revenue at least once during the previous quarter but not during the current quarter, less recaptured paid customers. We define monthly paid customer cancellation rate as a fraction, the numerator of which is the quotient of Lost Paid Customers in a quarter divided by the sum of paid customers in the prior quarter and new paid customers in the current quarter, and the denominator of which is 3 months.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter

2017	722	738	736
2016	649	646	648

The following table sets forth the growth in paid customers and average monthly revenue per paid customer for our mailing and shipping business (in thousands except average quarterly revenue per paid customer and percentage):

	Three months ended September 30,
	2017	2016	% Change
Paid customers for the quarter	736	648	13.6%
Average monthly revenue per paid customer	$48.23	$45.05	7.1%
Mailing and shipping revenue	$106,452	$87,624	21.5%

The increase in paid customers is primarily the result of increased sales and marketing spend and better performance in our marketing programs.

The increase in our average quarterly revenue per paid customer was primarily the result of the growth in our shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Service	$97,529	$78,871	$292,634	$220,567
Product	4,824	4,703	15,301	15,109
Insurance	4,099	4,050	12,932	12,643
Customized postage	8,588	4,912	15,306	10,016
Other	22	23	69	74
Total revenues	$115,062	$92,559	$336,242	$258,409
Revenue as a percentage of total revenues
Service	84.8%	85.2%	87.0%	85.4%
Product	4.2%	5.1%	4.6%	5.8%
Insurance	3.5%	4.4%	3.8%	4.9%
Customized postage	7.5%	5.3%	4.6%	3.9%
Other	0.0%	0.0%	0.0%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

Service revenue increased 24% to $97.5 million in the three months ended September 30, 2017 from $78.9 million in the three months ended September 30, 2016 and increased 33% to $292.6 million in the nine months ended September 30, 2017 from $220.6 million in the nine months ended September 30, 2016. The increase in service revenue during the three months ended September 30, 2017 consisted of a 14% increase in the number of our average paid customers and a 9% increase in our average service revenue per paid customer.  The increase in the number of our paid customers was attributable to the factors described in the previous section. The increase in our average service revenue per paid customer was attributable to (1) the factors that resulted in an increase in the average total mailing and shipping revenue per paid customer described in the previous section and (2) the renewal of two of our agreements with the USPS with improved economics.

Product revenue increased 3% to $4.8 million in the three months ended September 30, 2017 from $4.7 million in the three months ended September 30, 2016 and increased 1% to $15.3 million in the nine months ended September 30, 2017 from $15.1 million in the nine months ended September 30, 2016. Product revenue is primarily driven by labels, such as NetStamps and DYMO Stamps, which are used for mailing.  As our growth in postage has been driven more by shipping than mailing over the recent years, our year-to-date growth in product revenue has been lower than our growth in total revenue.

Insurance revenue was $4.1 million in the three months ended September 30, 2017, which was consistent with the three months ended September 30, 2016. Insurance revenue increased 2% to $12.9 million in the nine months ended September 30, 2017 from $12.6 million in the nine months ended September 30, 2016.  The growth in insurance revenue is less than the growth in service revenue primarily due to the increase in high volume shipper customers.  High volume shipper customers often self-insure, so while the high volume shipping business results in higher service fee revenue, it may not result in higher insurance revenue.

Customized postage revenue increased 75% to $8.6 million in the three months ended September 30, 2017 from $4.9 million in the three months ended September 30, 2016 and increased 53% to $15.3 million in the nine months ended September 30, 2017 from $10.0 million in the nine months ended September 30, 2016.  The increase was primarily attributable to increases in high volume customer orders. High volume order sales are unpredictable and vary from quarter to quarter.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues
Service	$11,882	$9,903	$37,284	$28,054
Product	1,535	1,579	4,930	5,019
Insurance	966	1,291	3,547	3,920
Customized postage	7,151	3,954	12,600	8,076
Total cost of revenues	$21,534	$16,727	$58,361	$45,069
Cost as percentage of associated revenue
Service	12.2%	12.6%	12.7%	12.7%
Product	31.8%	33.6%	32.2%	33.2%
Insurance	23.6%	31.9%	27.4%	31.0%
Customized postage	83.3%	80.5%	82.3%	80.6%
Total cost as a percentage of total revenues	18.7%	18.1%	17.4%	17.4%

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

Cost of service revenue increased 20% to $11.9 million in the three months ended September 30, 2017 from $9.9 million in the three months ended September 30, 2016 and increased 33% to $37.3 million in the nine months ended September 30, 2017 from $28.1 million in the nine months ended September 30, 2016.  The increase during the three months ended September 30, 2017 was primarily attributable to higher credit card processing fees, which increased by $2.0 million, directly related to our higher revenue. The increase during the nine months ended September 30, 2017 was primarily attributable to (1) higher credit card processing fees, which increased by $5.8 million, directly related to our higher revenue; (2) higher customer service costs, which increased by $1.9 million, to support our growing customer base; and (3) higher system operating costs, which increased by $1.4 million, to support our growing business. Promotional expenses were not material in the three or nine months ended September 30, 2017 and 2016.

Cost of service revenue as a percent of service revenue was 12% in the three months ended September 30, 2017 and 13% in the three months ended September 30, 2016.  Cost of service revenue as a percent of service revenue was 13% in the nine months ended September 30, 2017, which was consistent with the nine months ended September 30, 2016.

Cost of product revenue in the three and nine months ended September 30, 2017 was consistent with the cost of product revenue in three and nine months ended September 30, 2016, respectively.  Cost of product revenue as a percent of product revenue was 32% in the three months ended September 30, 2017 and 34% in the three months ended September 30, 2016. Cost of product revenue as a percent of product revenue was 32% in the nine months ended September 30, 2017 and 33% in the nine months ended September 30, 2016.

Cost of insurance revenue decreased 25% to $1.0 million in the three months ended September 30, 2017 from $1.3 million in the three months ended September 30, 2016 and decreased 10% to $3.5 million in the nine months ended September 30, 2017 from $3.9 million in the nine months ended September 30, 2016. The decrease was primarily attributable to lower cost as a result of a renegotiated contract.

Cost of insurance revenue as a percent of insurance revenue was 24% in the three months ended September 30, 2017 and 32% in the three months ended September 30, 2016. Cost of insurance revenue as a percent of insurance revenue was 27% in the nine months ended September 30, 2017 and 31% in the nine months ended September 30, 2016. The decrease is the combination of decreased costs of insurance revenue and increased insurance revenue.

Cost of customized postage revenue increased 81% to $7.2 million in the three months ended September 30, 2017 from $4.0 million in the three months ended September 30, 2016 and increased 56% to $12.6 million in the nine months ended September 30, 2017 from $8.1 million in the nine months ended September 30, 2016. The increase in cost of customized postage revenue during the three and nine months ended September 30, 2017 is primarily due to the increase in our customized postage revenue. Cost of customized postage revenue as a percent of customized postage revenue was 83% in the three months ended September 30, 2017 and 81% in the three months ended September 30, 2016. Cost of customized postage revenue as a percent of customized postage revenue was 82% in the nine months ended September 30, 2017 and 81% in the nine months ended September 30, 2016. The increase, both on an absolute and as a percentage of customized revenue, was primarily the result of the increase in high volume orders which have a lower profit margin compared to website sales.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Sales and marketing	$20,588	$18,229	$66,018	$59,708
Research and development	12,037	9,111	34,187	25,579
General and administrative	25,243	16,901	65,676	49,276
Total operating expenses	$57,868	$44,241	$165,881	$134,563
Operating expenses as a percent of total revenues:
Sales and marketing	17.9%	19.7%	19.6%	23.1%
Research and development	10.5%	9.8%	10.2%	9.9%
General and administrative	21.9%	18.3%	19.5%	19.1%
Total operating expenses as a percentage of Total revenues	50.3%	47.8%	49.3%	52.1%

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

Sales and marketing expense increased 13% to $20.6 million in the three months ended September 30, 2017 from $18.2 million in the three months ended September 30, 2016 and increased 11% to $66.0 million in the nine months ended September 30, 2017 from $59.7 million in the nine months ended September 30, 2016.  The increase during the three months ended September 30, 2017 was primarily attributable to an increase in headcount-related expenses including stock-based compensation of $1.2 million and an increase in discretionary marketing spending of $0.8 million.  The increase during the nine months ended September 30, 2017 was primarily attributable to an increase in discretionary marketing spending of $3.9 million and an increase in headcount-related expenses including stock-based compensation of $2.2 million. The increase in headcount-related expenses was due to the issuance of stock options to additional employees as part of the ShippingEasy acquisition, as well as the increased number of employees in the rest of the Company.  Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description of the ShippingEasy acquisition.

Sales and marketing expense as a percent of total revenue was 18% in the three months ended September 30, 2017 which was down compared to 20% in the three months ended September 30, 2016. Sales and marketing expense as a percent of total revenue was 20% in the nine months ended September 30, 2017, which was down compared to 23% in the nine months ended September 30, 2016.  The decline during both the three and nine months ended September 30, 2017 was primarily attributable to our ability to leverage our sales and marketing spend, which is expensed as incurred relative to the year-over-year growth in our average monthly revenue per paid customer.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

Research and development expense increased 32% to $12.0 million in the three months ended September 30, 2017 from $9.1 million in the three months ended September 30, 2016 and increased 34% to $34.2 million in the nine months ended September 30, 2017 from $25.6 million in the nine months ended September 30, 2016. The increase during the three months ended September 30, 2017 was primarily attributable to an increase in headcount-related expense including stock-based compensation of $2.0 million and an increase in facilities expense of $0.2 million. The increase during the nine months ended September 30, 2017 was primarily due to an increase in headcount-related expenses including stock-based compensation of $6.6 million and an increase in facilities expense of $0.8 million. The increases in headcount-related expenses were due to increased headcount resulting from the ShippingEasy acquisition as well as increased headcount in the rest of the Company to support our expanded product offerings and technology infrastructure investments. The increase in facilities expense was associated with the increase in headcount.

Research and development expense as a percent of total revenue during the three and nine months ended September 30, 2017 and 2016 was 10%.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets.

General and administrative expense increased 49% to $25.2 million in the three months ended September 30, 2017 from $16.9 million in the three months ended September 30, 2016 and increased 33% to $65.7 million in the nine months ended September 30, 2017 from $49.3 million in the nine months ended September 30, 2016. The increase during the three months ended September 30, 2017 was primarily attributable to: (1) $6.0 million of executive consulting expense; and (2) an increase in headcount-related expense including stock-based compensation expense of $3.4 million; partially offset by (3) $1.9 million of one-time insurance proceeds relating to a prior legal settlement.  The increase during the nine months ended September 30, 2017 was primarily attributable to: (1) an increase in headcount-related expense including stock-based compensation of $10.5 million; (2) $6.0 million of executive consulting expense; and (3) a $1.4 million increase in intangible amortization expense; partially offset by (4) $1.9 million of one-time insurance proceeds relating to a prior legal settlement; and (5) a $1.1 million decrease in professional expenses. The increases in headcount-related and stock-based compensation expenses were due to both the addition of headcount resulting from our ShippingEasy acquisition as well as increased headcount at the rest of the Company to support our growth in the business and corporate infrastructure investments. The increase in intangible amortization expense was due to our ShippingEasy acquisition.  Professional fee expense was higher during the three and nine months ended September 30, 2016 compared to the same periods in 2017 due to acquisition related costs.  We did not have any acquisition related costs in 2017.

General and administrative expense as a percent of total revenue was 22% in the three months ended September 30, 2017 and was 18% in the three months ended September 30, 2016. General and administrative expense as a percent of total revenue was 20% in the nine months ended September 30, 2017 and was 19% in the nine months ended September 30, 2016.  The increases in general and administrative expense as a percent of total revenue in the three and nine months ended September 30, 2017 were attributable to the factors described in the previous paragraph.

Interest and Other Income

Interest and other income primarily consists of interest income from cash, cash equivalents and short-term and long-term investments. Interest and other income was $120,000 and $24,000 in the three months ended September 30, 2017 and 2016, respectively. Interest and other income was $309,000 and $98,000 in the nine months ended September 30, 2017 and 2016, respectively.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense was $967,000 in the three months ended September 30, 2017 compared to $828,000 in the three months ended September 30, 2016. Interest expense was $2.8 million in the nine months ended September 30, 2017 compared to $2.6 million in the nine months ended September 30, 2016. The increase in interest expense is primarily attributable to higher average interest rates in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by lower outstanding debt balances under our credit facility.

Provision for Income Taxes

For the three and nine months ended September 30, 2017, our income tax benefit was $11.4 million and $873,000, respectively.  Our tax benefit was primarily attributable to discrete tax benefits relating to exercises of options, net of our pre-tax book income multiplied by an estimated annual effective tax rate. As a result of our adoption of ASU 2016-09 in 2017, we recognize the full impact of the excess tax benefits associated with stock option exercises during the period, which decreases our effective tax rate for the three and nine months ended September 30, 2017, resulting in lower tax expense compared to prior year.  Please see Note 1 – “Summary of Significant Accounting Policies” and Note 5 – “Stock Based Compensation” in our Notes to Consolidated Financial Statements for further description of the impact of this accounting standard.

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

We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740 based on all available positive and negative evidence.  As of September 30, 2017 and December 31, 2016, we do not have any valuation allowance against our gross deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, we had $183.5 million and $108.4 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, asset backed securities, and US government and agency bonds, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was approximately $149.0 million and $104.0 million during the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash provided by operating activities was primarily attributable to the (1) increase in net income of $64.2 million; (2) decrease in accounts receivable of $14.1 million; (3) increase in stock-based compensation expense of $8.9 million; and the (4) lack of a stock option windfall tax benefit, which was $9.8 million during the nine months ended September 30, 2016; partially offset by the (5) increase in other current assets of $30.3 million primarily due to prepaid income taxes; (6) decrease in the deferred income tax balance of $18.1 million; and the (7) decrease in deferred revenue balance of $2.4 million.

Net cash used in investing activities was approximately $4.5 million and $51.9 million during the nine months ended September 30, 2017 and 2016, respectively.  The decrease in net cash used in investing activities was primarily due to (1) the prior period acquisition of ShippingEasy on July 1, 2016 for $55.4 million; partially offset by (2) a $5.5 million decrease in cash from short-term investment sales; and (3) a $3.1 million increase in capital expenditures related to the build out of the Stamps.com headquarters.

Net cash used in financing activities was approximately $68.0 million and $36.1 million during the nine months ended September 30, 2017 and 2016, respectively.  The increase in net cash used in financing activities was primarily due to the (1) $55.7 million increase in stock repurchases; (2) recharacterization, pursuant to ASU 2016-09 of a stock option windfall tax benefit, which was $9.8 million in the prior period, to an operating activity in the current period; (3) $3.1 million increase in short-term financing payments; (4) $1.5 million increase in term-loan principal payments; partially offset by (5) the $38.3 million increase in proceeds from stock option exercises.

The following table is a schedule of our significant contractual obligations and commercial commitments as of September 30, 2017 (in thousands):

Twelve Month Period Ending September 30,	Operating Lease Obligations
2018	$3,909
2019	1,625
2020	1,393
2021	1,097
2022	116
Thereafter	—
Total	$8,140

On November 18, 2015, we entered into a credit agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million (the “Credit Agreement”). Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debt issuance costs for the three and nine months ended September 30, 2017 was approximately $93,000 and $279,000, respectively.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of September 30, 2017, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.49%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2017, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments.  As of September 30, 2017, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million.  As of September 30, 2017, our Consolidated Total Leverage Ratio was 0.62 to 1.00, our Fixed Charge Coverage Ratio was 21.70 to 1.00 and our Liquidity was approximately $204 million, which includes cash and cash equivalent and investment balances, as well as the available balance under the revolving credit facility. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to September 30, 2017 are as follows (in thousands):

Year ending September 30,	Amount
2018	$8,250
2019	10,312
2020	12,375
2021	103,240
Thereafter	—
Total debt	134,177

Less: debt issuance costs	1,184
Total debt, net of debt issuance costs	$132,993

The estimated interest payments related to our debt due subsequent to September 30, 2017 are as follows (in thousands):

Year ending September 30,	Amount
2018	$3,320
2019	3,097
2020	2,829
2021	570
Thereafter	—
Total	$9,816

The above estimated interest payments assume an interest rate of 2.49%, which is our interest rate as of September 30, 2017, and assume the entire remaining amount of our revolving credit facility is paid on the maturity date of November 18, 2020.

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

Customized postage revenue increased in 2017 compared to 2016, as customized postage revenue for the nine months ended September 30, 2017 exceeded customized postage revenue for the twelve months ended December 30, 2016. High volume business orders for customized postage can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.

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

We expect our effective tax rate for 2017 to be lower than 2016 as we benefitted from excess tax benefits related to the exercise of stock options in 2017. However, there are other factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.

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

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of September 30, 2017, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $134.2 million.  Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of September 30, 2017, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.49%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, U.S. government obligations, asset-backed securities and public corporate debt securities with weighted average maturities of 31 days at September 30, 2017. Our cash equivalents and investments approximated $183.5 million at September 30, 2017 and had a weighted average interest rate of 0.9%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Changes in internal controls

During the quarter ended September 30, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
July 1, 2017 – July 31, 2017	46,300	$147.35	46,300	$61,659
August 1, 2017 – August 31, 2017	23,400	$196.06	23,400	$57,071
September 1, 2017 – September 30, 2017	19,000	$199.77	19,000	$53,276

On October 25, 2016, our Board of Directors approved a new stock repurchase plan, which became effective November 7, 2016, that replaced our prior stock repurchase plan and authorized us to repurchase up to $90 million of stock over the six months following the effective date of the plan.  On April 24, 2017, our Board of Directors approved a new stock repurchase program that took effect upon expiration of the prior plan on May 8, 2017 and authorizes the Company to repurchase up to another $90 million of stock over the six months following its effective date. On October 24, 2017, the Board of Directors approved a new stock repurchase program that will take effect upon expiration of the current plan on November 10, 2017 and authorizes the Company to repurchase up to $90 million of stock over the six months following its effective date.

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

STAMPS.COM INC.
(Registrant)

November 9, 2017	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

November 9, 2017	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer