Form 10-K
period 2017-12-31
STAMPS.COM INC
filed 2018-02-28
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-26427

Stamps.com Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0454966
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑

As of June 30, 2017, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $2,431,328,852 (based upon the closing price of $154.88 per share for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of January 31, 2018, there were 17,562,527 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2017

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

Our registered trademarks include Stamps.com, Endicia, ShipStation, Auctane, ShipWorks, ShippingEasy, NetStamps, Internet Postage, PhotoStamps, PictureItPostage, Photo NetStamps and the Stamps.com logo. This Report also references trademarks of other entities. References in this Report to “we” “us” “our” or “Company” are references to Stamps.com Inc. and its subsidiaries.

ITEM 1.	BUSINESS.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States. Under the Stamps.com and Endicia® brands, customers use our United States Postal Service (USPS) only solutions to mail and ship a variety of mail pieces and packages through the USPS. Customers using our solutions receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages. Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999. Endicia became a USPS-approved PC Postage vendor in 2000. Under the ShipStation®, ShipWorks® and ShippingEasy® brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as the USPS, UPS, FedEx and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants and warehouse shippers.

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

Our USPS mailing and shipping solutions enable users to print “electronic postage” directly onto envelopes, plain paper, or labels using only a standard personal computer, printer and Internet connection. Our solutions support a variety of USPS mail classes including First Class Mail®, Priority Mail, Priority Mail Express, Media Mail®, Parcel Select®, and others. Customers can also add USPS Special Services to their mail pieces such as USPS Tracking®, Signature Confirmation™, Registered Mail™, Certified Mail™, Insured Mail, Return Receipt, Collect on Delivery and Restricted Delivery. Our customers can print postage (1) on NetStamps® or DYMO Stamps® labels, which can be used just like regular stamps, (2) on envelopes and postcards or on labels in a single step process that saves time and provides a professional look, (3) on plain 8.5” x 11” paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

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

Customers typically pay us a monthly subscription fee which varies depending on their service plan. In certain circumstances, customers may be on a plan where they do not owe us any monthly service fees. Under certain plans or arrangements, customers or integration partners pay a fee per transaction for shipping labels printed. We have arrangements with the USPS where we are compensated directly if a customer or integration partner prints certain classes and amounts of domestic or international USPS shipping labels. We may waive or refund our service fees for these or other customers. In addition, we also have service plans with lower monthly subscription fees which offer more limited functionality and are targeted at retaining customers who print a lower volume of postage. We offer service plans where customers are not charged a monthly fee but instead purchase labels for use as needed. We also offer high volume mailing products for an annual fee. We also earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners, and we may earn other types of revenue share or other compensation from specific customers or partners.

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

ShipStation, which we acquired on June 10, 2014, offers web-based multi-carrier shipping solutions under the brand names ShipStation and Auctane® that target e-commerce merchants, online retailers, fulfillment houses and warehouses. ShipStation’s solutions feature over 150 integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms. ShipStation offers multi-carrier shipping options and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.

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

Stamps.com had an integration partnership with Amazon.com that made Stamps.com domestic and international shipping labels for certain USPS package classes available to Amazon.com Marketplace users, which ended in the third quarter of 2017. The integration had allowed Marketplace users to automatically pay for postage using their Marketplace Payments account, set a default ship-from address so they would not have to type or write it for each shipment, and automatically populate the ship-to address on the label. Domestic and international mail classes were supported and Marketplace users could request carrier pickup from the USPS. A transaction fee per shipping label printed was charged to Marketplace users who were not Stamps.com subscription customers. We do not believe the termination of Stamps.com’s integration partnership with Amazon has had any material effect on our results.

We have integration partnerships with the USPS where we provide electronic postage for mailing and shipping transactions generated by certain USPS-branded programs. For example, we provide the electronic postage for Click-N-Ship®, a web-based service available at USPS.com that allows USPS customers to purchase and print shipping labels for certain domestic and international mail classes for packages at no additional mark-up over the cost of postage.

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

International

We offer International postage solutions for both our US domestic customers shipping outside the country and, primarily through our subsidiaries, postage solutions for customers outside the United States directly from international posts. Some of our partners include the French Post, Royal Mail, Canada Post and Australia Post.

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

Customer Value Proposition for our Mailing and Shipping Business

Shippers

Our shipping customers save time and optimize their shipping operations in a number of ways including:

(1)	Our solutions allow customers to easily access more than 30 domestic and international carriers from a single user interface;
(2)	Our solutions support all of a customer’s selling channels from a single user interface including multiple marketplaces, shopping carts, their own websites and e-commerce platforms;
(3)	Our solutions allow customers to organize their daily shipping tasks such as search, filter and combining orders into a single unified list;
(4)	Our solutions support operations and label printing with address verification, rate and delivery time comparisons, using high volume scales and printers, adding integrated insurance and generating packing slips;
(5)	Our solutions allow customers to automate and simplify the processing of a large volume of daily orders through batch processing, custom hierarchical rules, shipping presets and automated customer emails;
(6)	Our solutions provide a complete record of all packages sent with the ability to retrieve delivery status information quickly and easily;
(7)	Our USPS solutions allow customers to generate a single bar-coded form that represents multiple packages in a single shipment so that the USPS can scan the single form to accept all of the packages at once and the customer gets a record that all the packages were accepted by the USPS; and
(8)	Our solutions allow customers to send USPS packages with the value of the postage hidden which is a useful feature for e-commerce shippers that may not want the recipient to see actual shipping cost information.

Our shipping customers save money in a number of ways including:

(1)	Our solutions allow customers to receive discounts for most USPS packages. For example, our customers receive an average discount of 7.0% compared to retail postal rates for Commercial Base Pricing (CBP) and an average discount of 7.4% for Commercial Plus Pricing (CPP) on Priority Mail. Additionally, higher volume customers may qualify for additional package discounts;
(2)	Our multi-carrier solutions allow customers to optimize between carriers by selecting the lowest cost option based on package size, weight, destination distance and delivery times;
(3)	Our USPS solutions allow customers to access cost effective USPS package classes such as First Class packages, media mail and parcel select; and
(4)	Our solutions allow customers to reduce their customer support costs by automatically generating and sending package delivery status e-mails to customers.

Small Businesses and Large Enterprises

Our small business and large enterprise customers can also save money in a number of ways including:

(1)	Our USPS solutions allow customers to receive discounts on single piece First Class letter postage rates compared to USPS post offices and other retail USPS locations. For example, a one ounce letter would cost customers using our solutions $0.47 cents instead of the $0.50 cent retail rate;
(2)	Our USPS solutions allow customers to receive a discounted rate for most USPS packages compared to USPS.com or retail postal rates;
(3)	Our USPS solutions allow customers to calculate the exact amount of postage that is required for a mail piece or package depending on mail class, mail form, weight and distance to the destination which allows our customers to avoid overpaying for postage;

(4)	Our USPS solutions allow customers to automatically check and validate destination addresses against the USPS address database so customers do not waste postage on undeliverable-as-addressed mail;
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

2018 Business Strategy

Mailing and Shipping Business

Our 2018 Mailing and Shipping business strategy includes the initiatives and plans listed below. These initiatives and plans are subject to change without notice based on our analysis of market and business conditions, and constitute “forward-looking statements,” and accordingly are subject to the cautionary statements, qualifications and limitations on forward-looking statements we discuss at the beginning of Part I of this Report.

(1)	Leverage our portfolio of mailing and shipping solutions to drive growth.

With the acquisitions of Endicia, ShipStation, ShipWorks and ShippingEasy, we now have a full and diverse suite of solutions across these brands, and we believe that we have a very complete product solution that will meet the needs of our current and of our target customers. Our customers’ needs vary based on their specific situations including: (1) specific technology or operating system support such as Windows versus Mac and web-based versus client-based solutions; (2) breadth and depth of product features; (3) product ease-of-use which is often traded off versus product capability and complexity; (4) ease and speed for processing large volumes of packages in the fewest number of steps; (5) breadth and depth of integrations with partner solutions such as e-Commerce tools, shopping carts, and online marketplaces; and (6) number of private carriers supported (e.g., UPS, FedEx, DHL, regional carriers, international carriers, etc.). Our goal is to be able to meet the needs of as many customers as possible so that we can maximize our customer acquisition, maximize our average annual revenue per paid customer (ARPU), reduce our monthly customer cancellation rates, or churn, and increase overall customer usage.

(2)	Invest for growth in the shipping part of our business.

Our shipping customers include e-commerce merchants, warehouses, fulfillment houses, large retailers and other types of shippers. E-commerce shipping is the fastest growing part of the mailing and shipping industry. According to the U.S. Commerce Department, e-commerce sales grew approximately 16% year over year, and a large percentage of our company investments are being made to target e-commerce shippers. For 2018 and beyond we expect to continue making these large investments in order to attract these types of shippers to our solutions. Shipping customers are more expensive to acquire than small business customers but yield higher longer-term returns on investment with their typical characteristics including higher ARPU, lower churn and higher postage usage when compared to other small businesses that predominately use our services to send mail.

(3)	Expand the features and functionality of our solutions, particularly in the shipping part of our business.

We plan to continue to enhance our technology and solutions for our target customers that include e-commerce merchants, warehouses, fulfillment houses, large retailers and other types of shippers. We plan to enhance and add new features and functionality that will improve the value proposition of our solutions for shippers. We plan to add new integrations for easier data export and import from the tools that customers use and add new carrier and partner integrations. We plan to continue to build our support for new products such as inventory management, customer management and mobile solutions. We also plan to continue launching new services such as our new international shipping program which bundles USPS international shipping with valuable customer benefits such as free package pickup, free insurance, upgraded delivery speeds, enhanced tracking, simpler customs procedures, and other benefits.

(4)	Increase our sales and marketing investment.

Based on recent analysis and trends, we expect to get a strong return on our investment from our mailing and shipping customers because they have a high expected lifetime value relative to the expected cost of acquiring those customers. Accordingly, we plan to increase our total sales and marketing expense in 2018 versus 2017. We plan to continue increasing our investment in direct sales, direct mail, traditional media, radio, television, search engine marketing, search engine optimization as well as refining our customer acquisition process through affiliates, partners, telemarketing and other areas.

(5)	Enhance our enterprise solutions sales and marketing efforts.

Our solutions targeted at enterprise customers continue to have a stronger customer value proposition compared to postage meters and our customers continue to be attracted to our enterprise solution versus a postage meter. We believe this customer preference is based on our lower total cost of ownership and the greater visibility into individual employee activity available from our centralized front-end reporting tool that has capabilities that are not available with a postage meter such as real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers. For 2018 we plan to increase, optimize and refine our enterprise customer lead generation and sales and marketing efforts.

Customized Postage

In 2018 we plan to continue marketing customized postage, but with limited spending and expectations. In recent years, we reduced our consumer-focused marketing spending in order to lower our customer acquisition costs and improve our expected returns and profitability in the customized postage business. We plan to continue our programs of focused direct-to-website marketing spending with a goal of keeping the overall cost per acquisition at a level that provides an attractive financial return. We also plan to continue our efforts to generate high volume business orders which have become a larger part of our customized postage business in recent years.

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

Retail Mailing and Shipping Locations

The majority of our small business customers use our USPS solutions as an alternative to visiting USPS or other retail locations. The USPS owns and operates approximately 31,000 retail post offices across the United States. Many of the USPS retail post offices also feature a USPS kiosk for self-serve mailing and shipping services with more convenient access and over extended access hours. The USPS authorizes thousands of additional contract post offices, community post offices and village post offices which allow third parties to operate post offices that are not owned by the USPS, such as those available in Hallmark stores. We also compete for mailing and shipping customers with alternatives such as postage stamps and prepaid USPS shipping labels available at grocery stores and at discount chains such as Costco. We also compete with USPS mailing and shipping services available at small business mailing and shipping centers such as UPS Stores or FedEx Offices stores, and those available inside office supply stores such as Staples and Office Depot. Further, we have not been approved to offer our customers “Forever” postage rates which are rates that do not ever expire and do not require extra postage following a postage rate increase.

We believe customers choose our products over retail mailing and shipping services because of the convenience of our solution, the breadth of features we offer, the quality of our support organization and ability to mail or ship from their home or business without making a trip to retail locations. We believe customers choose retail locations over our solutions because of the additional fees that we typically charge, the convenience of utilizing a retail location, and/or the preference for a Forever postage label.

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

Other USPS-Approved Vendors

We compete with Pitney Bowes and EasyPost which, in addition to Stamps.com and Endicia, are USPS-approved PC Postage providers. We also compete with Shippo which is an approved USPS ePostage provider.

Pitney Bowes is the current leader in the U.S. traditional postage meter business and offers software and web-based PC Postage services and integrations similar to our mailing and shipping services and integrations under the brand names pbSmartPostage™ and SendPro™. Pitney Bowes also offers shipping application programming interfaces (APIs) that customers and partners can integrate with Pitney Bowes solutions to obtain shipping labels. Pitney Bowes shipping APIs facilitate the web shipping solutions available through eBay and PayPal where sellers operating within those marketplaces may purchase USPS shipping labels in a convenient manner. Pitney Bowes also offers a customized postage offering similar to our PhotoStamps and PictureItPostage offerings under the brand name Custom Postage from Pitney Bowes through a partnership with Zazzle.com, a private U.S. company that specializes in the manufacturing and marketing of custom products.

We believe that our customers choose our mailing and shipping solutions over those of other PC Postage providers because of our superior user interface, our larger breadth of features, our extensive partner integrations and our quality of customer service and support. For example, (1) we are the only mailing and shipping service that is tightly integrated into the native capabilities of Microsoft Office for use with Office’s mailing capabilities such as mail merge and envelope printing; (2) we support more address books than any other PC Postage software; and (3) we are the only company that offers customers the additional choice of our Themed and Photo NetStamps labels. Based on USPS data and our estimates, we believe we have the highest number of PC Postage customers of any PC Postage provider.

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

We believe customers choose our multi-carrier e-commerce products over alternative solutions because of the capabilities and performance of our products, the breadth of features we offer, the value of our product, and the quality of our sales and support organization. We believe customers choose other multi-carrier e-commerce solutions over our solutions because of the higher fees that we may charge, the convenience of utilizing an integrated multi- carrier shipping solution as part of an overall e-commerce product, and the breadth and depth of features available in a larger enterprise solution that also includes multi-carrier shipping.

Industry Overview

Small and Home Businesses

According to the most recent statistics provided by the U.S. Census Bureau, there were approximately 6 million small businesses with 1 – 99 employees and approximately 25 million sole proprietorships. In addition we believe there are approximately 24 million non-income generating home offices such as those used for corporate after-hours work or telecommuting, that we can service with our current solutions. Our mailing and shipping solutions target the home office, home business, small office and small business customers. We believe that some portion of the approximately 31 million small businesses and sole proprietorships and approximately 24 million home offices are potential customers for our solutions.

U.S. Mailing & Shipping

According to the USPS Fiscal 2017 Annual Report, the total USPS revenue was $69.7 billion during its fiscal year ended September 30, 2017. Of this amount approximately $50.3 billion was represented by mail classes that are supported using our current solutions (First Class Mail, First Class Packages, Priority Mail, Priority Mail Express, Media Mail, Parcel Select, International Mail, and special services including Certified Mail, Return Receipt, USPS tracking and package insurance). The $50.3 billion in supported mail classes is comprised of (1) $27.1 billion in First Class mail; (2) $18.0 billion in shipping and package services; (3) $1.8 billion in international mail; (4) $0.9 billion in special services; and (5) $2.5 billion in ancillary and other mail services. We believe that some portion of the $50.3 billion in supported mail classes was generated by users who are potential customers for our solutions.

Our multi-carrier shipping solutions ShippingEasy, ShipStation and ShipWorks also address the potential market represented by the private carriers. According to data derived from the UPS 2016 Annual Report on Form 10-K, UPS earned $38.3 billion of U.S. Domestic Package revenue on 4 billion packages shipped. According to data derived from the FedEx 2017 Annual Report on Form 10-K, FedEx earned approximately $28.7 billion on approximately 3 billion packages shipped via FedEx Ground and FedEx Express Packages. When taken together, we estimate that the top 3 carriers (UPS, FedEx and the USPS) have U.S. domestic package revenue of approximately $85.1 billion. According to data derived from Deutsche Post DHL Group’s 2016 Annual Report, we estimate there is approximately $1.9 billion represented by DHL Express International shipments originating in the U.S. We believe some portion of the approximately $87.0 billion package revenue was generated by users who are potential customers for our solutions.

E-commerce

According to the U.S. Department of Commerce, total e-commerce sales for 2017 were estimated at $454 billion, an increase of 16.0% over the same period in 2016. E-commerce sales accounted for 8.9% of total retail sales in 2017 which was up from 8.0% of total retail sales in 2016. We believe the growth in e-commerce sales drives growth in the number of e-commerce packages shipped and that e-commerce merchants are potential customers of our solutions.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents. We also have a number of registered and unregistered trademarks. We plan to apply for more patents and trademarks in the future. Our issued in force and pending patents have a range of expiration dates from 2018 until 2035. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Research and Development” for the amount spent during each of the last three fiscal years on Company-sponsored research and development activities.

Employees

As of December 31, 2017, we had approximately 825 employees across all of our companies including Stamps.com, Endicia, ShippingEasy, ShipStation and ShipWorks. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Segments, Geographical and Revenue Information

Segment Information

We operate in a single reportable segment, “Internet Mailing and Shipping Solutions.”

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) for purposes of allocating resources and evaluating financial performance. The Company’s Chief Executive Officer has been identified as the CODM as defined by guidance regarding segment disclosures.

In 2016, we completed the reassessment of our segment reporting in light of the synergies realized from our 2015 Endicia acquisition. In 2016, we merged Endicia’s operations and employee groups into the existing consolidated structure. As a result, in 2016 the Company’s CODM reviewed the financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance. Based on our evaluation in accordance with ASC 280, including consideration of the 2016 ShippingEasy acquisition, we concluded that we had one operating segment in 2016. As our one operating segment accounted for 100% of our revenue, net income and assets, it constituted our sole reportable segment in 2016.

In 2017, we reevaluated our segment reporting in accordance with ASC 280 and concluded that we had one operating segment as the Company’s CODM continued to review the financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance. As our one operating segment accounted for 100% of our revenue, net income and assets, it constituted our sole reportable segment in 2017

Geographical Information

In 2015, 2016 and 2017, primarily as a result of our Endicia acquisition, we had international revenue and assets that were less than 1% of total revenue and assets, with the remainder in the United States. Although our foreign operations have not historically been material, to the extent our international operations expand in future periods, we may become subject to increased economic, political, regulatory, currency exchange, foreign tax and other risks arising from such foreign operations. See Item 1A, “Risk Factors — Risks Related to Our Business,” for a more detailed description of certain risks attendant to our foreign operations.

Revenue Information

During 2015, 2016 and 2017, we did not recognize revenue from any one customer that represented 10% or more of our total revenues.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for years ended December 31, 2017 and 2016,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for years ended December 31, 2016 and 2015,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10% or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the first and fourth calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue is subject to seasonal variation driven by our growth in packages shipped where the fourth calendar quarter is typically seasonally stronger due to the holiday shipping season and to a lesser extent, by customer acquisition which is typically seasonally stronger in the first and fourth calendar quarters and typically seasonally slower in the second and third calendar quarters. Our customized postage revenue is typically seasonally stronger in the fourth calendar quarter due to the holidays but can fluctuate from quarter to quarter based on high volume business orders.

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

Available Information

We make available on our website (www.stamps.com), free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K may also be obtained free of charge by written request to Investor Relations, Stamps.com Inc., 1990 E. Grand Avenue, El Segundo, CA 90245.

ITEM 1A.	RISK FACTORS.

The following discussion is divided into three sections. The first section, captioned “Risks Related to Our Common Stock,” discusses some of the risks particular to an investment in our common stock. The second section, captioned “Risks Related to Our Business,” discusses some of the risks relating to our business operations. The third section, captioned “Risks Related to Our Industry,” discusses some of the risks relating to the mailing and shipping technology industry in which we operate. You should carefully consider all of the following risks and the other information in this Report and our other filings with the Securities and Exchange Commission (the “SEC”) before you decide to invest in our Company or to maintain or increase your investment. The risks included in this section are not the only ones we face. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the potential impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those in any forward-looking statements. If any of the following risks actually occur, our business, results of operations, financial condition and future prospects would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

This Report contains forward-looking statements based on current expectations, assumptions, estimates and projections about us and the Internet. See the discussion of forward-looking statements on page 1 of Part I of this Report.

Risks Related to Our Common Stock

Our stock price has been volatile, which makes it more difficult for investors to predict at what price they may be able to sell their shares, and may make us a target for securities class action litigation.

The price at which our common stock has traded has fluctuated significantly. The price may continue to be volatile due to a number of factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	variations between our actual operating results and the expectations of securities analysts investors and the financial community;
•	sales by stockholders holding larger blocks of our stock;
•	announcements of developments affecting our business, systems or expansion plans by us or others; and
•	market volatility in general.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price. In the past, plaintiffs have often brought securities class action litigation against companies following periods of volatility in the market price of their securities. This type of litigation, if directed at us, could result in substantial costs and a diversion of management’s attention and resources.

Several provisions of the Delaware General Corporation Law, our certificate of incorporation and our bylaws could discourage, delay or prevent a merger or acquisition, which could inhibit your ability to receive an acquisition premium for your shares and adversely affect the market price of our common stock.

Several provisions of the Delaware General Corporation Law, our certificate of incorporation, and our bylaws could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our common stock could be reduced as a result. These provisions include:

•	authorizing our board of directors to issue “blank check” preferred stock without stockholder approval;
•	providing for a classified board of directors with staggered, three-year terms;
•	prohibiting us from engaging in a “business combination” with an “interested stockholder” (as such terms are defined in Section 203 of the Delaware General Corporation Law) for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain provisions are met;

•	prohibiting cumulative voting in the election of directors;
•	requiring a two-thirds vote of our outstanding shares to amend our bylaws;
•	affording the ability to call special meetings of stockholders exclusively to our board of directors; and
•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, our certificate of incorporation contains certain net operating loss protective provisions (the “NOL Protective Measures”), which are more specifically described in our Definitive Proxy filed with the SEC on April 2, 2008. Generally, the NOL Protective Measures provide that any person, company or investment firm that wishes to become a “5% shareholder” (as defined in our certificate of incorporation) must first obtain a waiver from our board of directors. In addition, any person, company or investment firm that is already a “5% shareholder” of ours cannot make any additional purchases of our stock without a waiver from our board of directors.

On July 22, 2010, our board of directors suspended the NOL Protective Measures by approving a waiver from the NOL Protective Measures to all persons and entities, including companies and investment firms. As a result, our stockholders are now allowed to become “5% shareholders” and existing “5% shareholders” are allowed to make additional purchases of our stock each without having to comply with the restrictions contained in the NOL Protective Measures. Our board of directors may revoke this waiver at any time if the board deems the revocation necessary to protect against a Section 382 “change of ownership” that would limit our ability to utilize future NOLs. For complete details about this waiver from the NOL Protective Measures, please see our Current Report on Form 8-K filed with the SEC on July 28, 2010.

If our board of directors were to revoke the existing waiver of our NOL Protective Measures so that the measures operated again to prevent new “5% shareholders,” then the NOL Protective Measures could be deemed to have an “anti-takeover” effect because, among other things, they would restrict the ability of a person, entity or group to accumulate more than 5% of our common stock and the ability of persons, entities or groups now owning more than 5% of our common stock to acquire additional shares of our common stock without the approval of our board of directors. As a result, our board of directors might be able to prevent any future takeover attempt. Therefore, the NOL Protective Measures could discourage or prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management against the possibility of removal.

The USPS may object to a change of control of our common stock, which could inhibit your ability to receive an acquisition premium for your shares and adversely affect the market price of our common stock.

The USPS may raise national security or similar concerns to prevent foreign persons from acquiring (or require foreign persons to divest) significant ownership of our common stock or of our Company. The USPS also has regulations regarding the change of control of approved PC Postage providers. These concerns may prohibit or delay a merger or other takeover of our Company that stockholders may consider favorable, and the market price of our common stock could be reduced as a result. Our competitors may also seek to have the USPS block the acquisition by a foreign person of our common stock or our Company in order to prevent the combined company from becoming a more effective competitor in the market for postage solutions.

We may expand through acquisitions of, or investments in, other companies or technologies, which may result in dilution to our stockholders and consume resources that may be necessary to sustain our business.

As part of our business efforts to acquire complementary services, technologies or businesses, we may:

•	issue additional equity securities that would dilute our stockholders;
•	use cash that we may need in the future to operate our business; and
•	incur additional debt or refinance existing debt that could have terms unfavorable to us or that we might be unable to repay.

Business acquisitions, such as the PSI Systems, Inc. (Endicia), ShippingEasy Group, Inc. (ShippingEasy), Auctane LLC (ShipStation) and Interapptive, Inc. (ShipWorks) acquisitions, also involve risks of unknown liabilities and potential litigation associated with the acquired business. In addition, we may not realize the anticipated benefits of any acquisition, including securing the services of key employees. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could seriously harm our business.

Risks Related to Our Business

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

To the extent our target customers do not, or our current customers do not continue to, accept our services, our business will be adversely affected and could fail.

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

We depend on third-party suppliers and outsource providers, and our business and results could be adversely affected if we fail to manage these vendors effectively.

We depend on third-party suppliers and outsource providers for a variety of services, components and supplies, including carrier services whether offered under third party brands or our own branding, and certain asset-intensive portions of our logistics business. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors because doing so is advantageous due to quality, price or lack of alternative sources. If production or services were interrupted and we were not able to find alternate third-party suppliers, we could experience disruptions in operations including higher service costs. If outsourcing services were interrupted, not performed, or the performance was poor, our ability to process, record and report transactions with our customers, integration partners and other counterparties could be impacted. Such interruptions in the provision of supplies and/or services could impact our ability to meet customer demand, damage our reputation and relationships and adversely affect our revenue and profitability.

Third party assertions of violations of their intellectual property rights could adversely affect our business and operating results.

Substantial litigation regarding intellectual property rights exists in our industry. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. We may become aware of, or we may increasingly receive correspondence claiming, potential infringement of other parties’ intellectual property rights. We could incur significant costs and diversion of management time and resources to defend claims against us, regardless of their validity. Any associated costs (including settlement costs, judgments and legal expenses) and business distractions could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation in which we are accused of infringement might cause product development delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed or fail. Any loss resulting from intellectual property litigation could severely limit our operations, cause us to pay license fees, or prevent us from doing business.

A failure to protect our own intellectual property could harm our competitive position and adversely affect our results of operations and prospects.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents. We also have a number of registered and unregistered trademarks. We plan to apply for more patents in the future. We may not receive patents for any of our patent applications. Even if patents are issued to us, claims issued in these patents may not protect our technology. In addition, a court might hold any of our patents, trademarks or service marks invalid or unenforceable. Even if our patents are upheld or are not challenged, the costs of enforcing our patents can be material, and third parties may develop alternative technologies or products without infringing our patents. If our patents fail to protect our technology or our trademarks and service marks are successfully challenged, our competitive position could be harmed. We also generally enter into confidentiality agreements with our employees, consultants and other third parties to control and limit access to, and disclosure of, our confidential information. These contractual arrangements or other steps taken to protect our intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

If we are unable to protect our information technology systems against service interruptions, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be harmed and we could be subject to legal and/or regulatory proceedings and liability.

We depend on the efficient and uninterrupted operation of our computer and communications hardware systems to support numerous business processes and activities. In addition, we must provide a high level of security for the transactions we execute. We rely on internally developed and third-party technology to provide secure transmission of postage and other confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers and revenues. Furthermore, if we fail to provide adequate security, the USPS could prohibit us from selling postage over the Internet.

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

Our servers also periodically experience directed attacks intended to cause a disruption in service. Among other things, any breach of our information technology security could result in the unauthorized disclosure, theft or misuse of sensitive and confidential information regarding the company, our strategic partners, our customers and our employees. Any attempts to disrupt our service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, investigations or regulatory enforcement actions, our brand and reputation damaged, and we could be subject to the payment of fines or other penalties, legal claims and significant remediation costs.

Our insurance may not be sufficient to cover expenses related to system and operational disruptions or attacks on our web site, servers or internal systems. We do not presently have a full disaster recovery plan in effect to cover the loss of all facilities and equipment. We cannot be certain that our business interruption insurance coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions.

We are exposed to risks associated with the collection of credit card information and other customer data and the secure transmission of confidential information over public networks, and our potential liability as well as the costs we may incur to mitigate such risks could adversely affect our financial condition and results of operations.

A significant portion of our customer transactions requires the collection of customer data, such as credit card information. We and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we have security measures related to our systems and the privacy of our customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations.

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

We have partnership agreements with many integration partners in the high volume shipping area of our business. These partners integrate our mailing and shipping services into their offerings and provide customers that use our services through their products. The modification or termination of any of these agreements by us or our partners could result in lost customers, reduced postage printed and lost revenue and our results of operations could be adversely affected.

Increases in payment processing fees would increase our operating expenses and adversely affect our results of operations.

Our customers pay for our services using credit cards and debit cards and by use of automated clearing house payments. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result of a change in our business practices that increase the fees on a cost-per-transaction basis. If these fees for accepting payment methods increase in future periods, it would adversely affect our results of operations.

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

Pending or future litigation could have a material adverse effect on our financial position and results of operations.

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

Our level of indebtedness could adversely affect our financial condition, financial flexibility, competitive position and results of operations.

Our level of indebtedness could have significant effects on our business. For example, our current indebtedness and any other indebtedness we may incur in the future could:

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends;
•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from exploiting business opportunities;
•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•	make it more likely that we experience an event of default or other event that could result in the acceleration of our obligation to repay our indebtedness;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness;
•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes; and
•	adversely affect our financial results as the interest rate on our current debt is subject to changes in the London Interbank Offered Rate and changes in certain financial measures, and the interest rate on any indebtedness we may incur in the future may be subject to similar interest rate changes and thus could increase in future periods.

To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control. If we are unable to generate sufficient cash, our liquidity and financial condition would be adversely affected.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness. We may not be able to timely effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, or at all, would materially and adversely affect our liquidity and financial condition.

Our Credit Agreement imposes certain limitations on our ability to make dividend payments and to engage in further borrowing, which could hamper our control over liquidity.

Our Credit Agreement, dated as of November 18, 2015 (the “Credit Agreement”), imposes certain requirements in order for us to make dividend payments to our shareholders. As of December 31, 2017 such requirements were: (1) our Consolidated Total Leverage Ratio (as defined in the Credit Agreement) must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio (as defined in the Credit Agreement) must be greater than 1.25 to 1.00; and (3) our Liquidity (as defined in the Credit Agreement) immediately after giving effect to such dividend must be greater than $20 million. As of December 31, 2017, our Consolidated Total Leverage Ratio was 0.31 to 1:00; our Fixed Charge Coverage Ratio was 23.95 to 1:00 and our Liquidity was approximately $236.1 million. Adverse changes in our financial condition and results of operations could result in the Credit Agreement prohibiting us from paying any dividends or incurring additional debt in the future.

We are exposed to various risks associated with the credit and capital markets, which could negatively affect our financial condition, cash flow, and reported earnings.

Our cash equivalents and investments are comprised of money market, asset-backed securities and public corporate debt securities. Global credit and capital markets can be suddenly and unexpectedly impaired, such as during the global economic crisis experienced in the last decade, and there can be no assurance that such markets will recover quickly or at all. Declines in the fair value of securities in our investment portfolio could lead to an increased risk that an other than temporary impairment exists. Uncertainties in the credit and capital markets or credit rating downgrades on any investments in our portfolio could cause impairment to our investment portfolio, which could negatively affect our financial condition, cash flow, and reported earnings.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional state or international tax liabilities which may adversely impact our financial results.

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and, potentially, foreign tax authorities. In addition, the application of other indirect taxes (such as sales and use tax, value added tax, goods and services tax, business tax and gross receipt tax) to a business such as Stamps.com is a complex and evolving issue, and states are increasingly seeking to assess sales tax on subscription fees. State or local authorities may attempt to collect taxes on our income based on this evolving area. The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business. We could also become subject to material tax obligations to foreign governments, particularly if the geographic scope of our operations were to expand.

Among other factors, our effective tax rate is affected by the actions of third parties that we can neither control nor accurately predict, including the market for our common stock and the occurrence and timing of exercise of options awarded under our equity incentive plans. Actions that have generated material tax deductions for us in prior periods, such as the exercise of employee stock options, may not be repeated at the same levels in future periods, and our effective tax rate may increase as a result.

The potential of increased deficits that may result from the Tax Cuts and Jobs Act of 2017 and/or other economic, political or other factors, that we are not able to predict, could prompt future legislative action that may increase our tax rates, modify or eliminate deductions, credits or other tax features from which we currently benefit, or otherwise cause our effective tax rate to increase. Any increase in our effective tax rate would adversely affect our results of operations, financial condition and prospects.

Changes in our effective tax rate may reduce our net income.

A number of factors may increase our effective tax rates, which could reduce our net income, including;

•	changes in jurisdictions in which our profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits;
•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;
•	adjustments to income taxes upon finalization of tax returns;
•	increases in expenses not deductible for tax purposes, including impairments of goodwill;
•	changes in available tax credits;
•	changes in our ability to secure new or renew existing tax holidays and incentives;
•	changes in U.S. federal, state, or foreign tax laws or their interpretation; and
•	changes in accounting standards.

Any factors that reduce cross-border trade or make such trade more difficult or expensive would lower our revenues and profits and could harm our business.

Cross-border trade (i.e., transactions where the merchant and consumer are in different countries) is subject to, and may be impacted by, foreign exchange rate fluctuations. In addition, the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the consumer) are often extremely complicated in the context of cross-border trade. Changes to or the interpretation and/or application of laws applicable to cross-border trade could impose additional requirements (which may impose conflicting obligations) and restrictions on cross-border trade and increase the costs associated with cross-border trade. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.

To the extent our ecommerce business expands globally, we may be subject to increased customs and regulatory risks from cross-border transactions, and fluctuations in foreign currency exchange rates.

To the extent we expand our operations to include international sales generated by customers processing transactions through our platform, our international ecommerce business will be subject to significant trade regulations, taxes, and duties in the applicable jurisdictions. Our growing exposure, as well as any changes, to these regulations could potentially impose increased documentation and delivery requirements on us, increase our costs, delay delivery times, and subject us to additional liabilities, each of which could diminish our ability to compete in international markets and adversely affect our revenues and profitability.

Sales generated from our customers’ internationally focused businesses are exposed to foreign exchange rate fluctuations. A strengthening of the currency in which we price our products and services (currently U.S. Dollars) relative to the currencies in other countries where we do business impacts our ability to compete internationally as the cost of similar international products and services priced in other currencies improve relative to the cost of our U.S. Dollar-denominated products and services. Such an exchange rate driven increase in our prices would likely result in a decrease in international volumes, which would adversely affect our revenue and profitability. Alternatively, if we price our international products and services sales in local currencies, a relative strengthening of the U.S. Dollar would result in lower reported revenues from such international sales.

We could be subject to economic, political, regulatory and other risks arising from our international operations.

Operating in international markets requires significant resources and management attention and may subject us to regulatory, economic and political risks that may be different from or incremental to those in the U.S. To the extent we engage in international operations, additional risks that could adversely affect our business, include:

•	difficulties and costs associated with staffing and managing foreign operations;
•	management distraction;
•	political or social unrest and economic instability;
•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;
•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•	regulatory requirements or government action against our services, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our services in the applicable jurisdiction;
•	less favorable foreign intellectual property laws;
•	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;
•	fluctuations in currency exchange rates, against which we do not use foreign exchange contracts or derivatives to hedge, and which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;
•	profit repatriation and other restrictions on the transfer of funds;
•	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;
•	new and different sources of competition;
•	low usage and/or penetration of internet-connected consumer electronic devices;
•	different and more stringent user protection, data protection, privacy and other laws, including data localization requirements;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion; and
•	integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.

Risks Related to Our Industry

Postal Reform may negatively affect, or cause disruptions to, our services and business, and could adversely affect our ability to compete and our results of operations.

The USPS has reached its congressionally mandated debt limit and faces ongoing fiscal liquidity issues. The USPS also does not have any presidentially appointed Governors. It has embarked on cost cutting initiatives and has asked Congress to enact various Postal Reform measures. Newly appointed Governors could change the focus of cost cutting initiatives. Among the measures discussed are cutbacks in delivery schedules and locations, mail processing capability, and retail post office hours and locations. Any such changes actually approved and implemented may adversely affect the attractiveness of the products and services we are able to offer our customers and could therefore seriously harm the competitiveness of our business. Additionally, absent Congressional action, any USPS fiscal crisis could interrupt basic USPS operations, as well as payments to USPS suppliers such as us, each of which could also seriously harm our business.

Regulations and/or USPS policy or practices may cause disruptions to, or the discontinuance of our business.

We are subject to continued USPS scrutiny and other government regulations. The availability of our services is dependent upon us continuing to meet USPS performance specifications and regulations. The USPS could change its certification requirements or specifications for PC Postage or other programs or revoke or suspend the approval of one or more of our services or those of our third party service providers at any time. If at any time we fail to meet USPS requirements, we may be prohibited from offering our services, and our business would be severely and negatively impacted. In addition, the USPS could suspend or terminate our approval or offer services that compete against us, any of which could stop or negatively impact the commercial adoption of our services. Any changes in requirements or specifications for PC Postage could adversely affect our pricing, cost of revenues, operating results and margins by increasing the cost of providing our services.

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

In addition, USPS regulations may require that our personnel with access to postal information or resources receive security clearance prior to doing relevant work. We may experience delays or disruptions if our personnel cannot receive necessary security clearances in a timely manner, or at all. The regulations may limit our ability to hire qualified personnel. For example, sensitive clearance may only be provided to US citizens or aliens who are specifically approved to work on USPS projects.

Finally, any approved USPS market test or new service that benefits us could also ultimately be suspended or cancelled by the USPS, causing disruptions to our business.

Our operating results could be impaired if we, or the Internet generally, become subject to additional government regulation.

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

We have employees and offer our services in multiple states, and we may in the future expand internationally. These or other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our services or prosecute us for actual or perceived violations of their laws.

Our business is subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations including those regarding privacy, and our results of operations, financial condition and reputation may be adversely affected by the demands of compliance and/or by our liability for any failure to comply.

Our business is also subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate and where our customers reside, including, but not limited to, those governing privacy, data protection and consumer protection. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations. Any failure or perceived failure to comply with existing or new laws and regulations (including changes to or expansion of the interpretation of those laws and regulations), including without limitation those discussed in this risk factor or in other risk factors, may:

•	subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions;
•	result in additional compliance and licensure requirements;
•	increase regulatory scrutiny of our business;
•	restrict our operations; and
•	force us to change our business practices, make product or operational changes or delay planned product launches or improvements.

The foregoing could, individually or in the aggregate:

•	expose us to significant liability;
•	impose significant costs;
•	require us to expend substantial resources;
•	increase the cost and complexity of compliance;
•	damage our brands and business;
•	make our products and services less attractive;
•	result in the loss of customers;
•	limit our ability to grow the business;
•	adversely affect our results of operations; and

•	harm our reputation.

The complexity of U.S. federal, state and international regulatory and enforcement regimes, among other things, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions.

We are subject to a number of laws, rules and directives (which we refer to as “privacy laws”) relating to the collection, use, retention, security, processing and transfer (which we refer to as “process”) of personally identifiable information about our customers and employees (which we refer to as “personal data”) in the countries where we have operations and where our users reside. Much of the personal data that we process is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions.

There is uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies. Privacy and data protection laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business, and violations of privacy and data protection-related laws can result in significant penalties and damage to our brand and business. In addition, compliance with inconsistent privacy laws may restrict our ability to provide products and services to our customers. A determination that there have been violations of privacy or data protection laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.

The European Union (EU) has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (GDPR), which comes into effect in 2018. The proposed EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (DPAs) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. We are evaluating the rule and its requirements. Implementation of the GDPR could require changes to certain of our business practices, thereby increasing our costs.

Any failure, or perceived failure, by us to comply with our posted privacy policies or with any applicable regulatory requirements or orders, or privacy, data protection, information security or consumer protection-related privacy laws and regulations in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of security and privacy breaches, which themselves may result in a violation of these privacy laws.

We do not collect sales or consumption taxes in some jurisdictions, and if such jurisdictions successfully challenged this practice, we could be subject to liabilities that could have a material adverse effect on our financial condition and results of operations.

We do not collect sales or consumption taxes in certain jurisdictions. An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices that attempt to impose obligations on out-of-state or out of jurisdiction retailers to collect taxes on their behalf. A successful assertion by one or more states or foreign countries requiring us to remit taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

Certain states have been aggressively seeking to require even those businesses that do not maintain a physical presence in such states to collect sales and use taxes, rather than relying on the consumers to pay such taxes themselves. On January 12, 2018, the United States Supreme Court granted a certiorari petition in South Dakota v. Wayfair, et al. involving a South Dakota statute that imposes sales tax collection on an out of state seller under certain conditions that do not include physical presence in South Dakota. Any legal challenge by such a state (including South Dakota’s), if successful, could result in us being required to collect state sales and use taxes in jurisdictions where we currently do not do so. This could reduce demand for our products and services, and adversely affect our results of operations.

The USPS could modify or terminate agreements and other financial compensation arrangements, which would have an adverse effect on our revenues and operating results.

The USPS could decide to amend, renegotiate or terminate agreements or financial compensation arrangements that exist now or in the future. For instance, if the USPS decides to amend, renegotiate or terminate our credit card cost sharing agreements, which govern the allocation of credit card fees paid by the USPS and us, our revenues and operating results would suffer. In addition, if the USPS decides to amend or renegotiate our arrangements under which we are compensated directly by the USPS for shipping customers or integration partners who print a certain amount of postage, our revenue and operating results may be negatively impacted. If the USPS decides to terminate our agreements or our integration partners’ agreements under which we are compensated directly or indirectly by the USPS or integration partners for shipping customers who print a certain amount of postage, our revenue and operating results would suffer.

The USPS or our integration partners could cause discounts our customers receive to be diminished or terminated, which would have an adverse effect on our results of operations, reputation and competitiveness.

The USPS could decide to amend or terminate the discounts our customers and integration partners receive. Customers using our services receive discounted postage rates, either from Stamps.com or from integration partners that provide discounted rates, compared to USPS retail rates on certain mail pieces such as First Class letters and packages, domestic and international Priority Mail and Priority Mail Express packages, and other discounts available to high-volume shipping customers. We also earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners. If the USPS decides to withdraw certain discounts or even remove the discounts entirely, our revenue and operating results will suffer. If the Postal Regulatory Commission decides the discounts are unlawful and require the USPS to cancel or change them, then our revenue and operating results would suffer. These discounts are subject to terms and conditions of agreements between third parties and the USPS, and there can be no assurance that our integration partners will continue to have access to such discounts or that they will continue to make them available to our customers on favorable terms or at all. Any disruption to our ability to provide discounts to our customers could have a material adverse effect on our results of operations, reputation and competitiveness.

Strategic business partners or carriers could modify or terminate agreements and other financial compensation arrangements, which could materially adversely affect our results of operations and prospects.

Strategic business partners, such as the USPS, other postal services, multi-carrier software providers, e-commerce platforms, private shipping services, shipping service resellers, or others, could decide to amend, renegotiate or terminate agreements or financial compensation arrangements that exist now or in the future. For instance, if these partners amend, renegotiate or terminate agreements allowing us to integrate their services with our products and services, our revenues and operating results could suffer and our ability to attract customers that rely on these services could suffer.

If we are unable to compete successfully against alternative methods of accessing relevant mailing and shipping services, our revenues and operating results will suffer.

We compete with all of the alternate ways that consumers and businesses may access mailing and shipping services from the USPS, including the following: online services available at USPS.com; USPS retail locations; USPS kiosks; multi-carrier solutions; integrated web shipping solutions such as eBay/PayPal or Amazon.com; traditional postage meters; other USPS-approved PC Postage vendors; USPS permit manifesting solutions; and commercial retail locations that sell postage or shipping services (for example grocery stores, discount warehouses, small business mailing and shipping centers, office supply chains, and others). Some of these alternative means of accessing USPS services are available with no additional markup over the face value of postage and some are available with discounted postage rates that are better than the discounts that we are able to provide to our customers. Through our subsidiaries, ShippingEasy, ShipStation and ShipWorks, we also compete with all of the alternate ways that consumers and businesses may access the mailing and shipping services of carriers other than the USPS, including multi-carrier solutions providers. We also compete with the technology solutions available from these carriers themselves, which allow customers to access those carriers, and which are typically provided to the customers for no additional fees.

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

We face competitive pressures from new technologies or the expansion of existing technologies approved for use by the USPS and other carriers. We may also face competition from a number of indirect competitors that specialize in electronic commerce and other companies with substantial customer bases in the computer and other technical fields. Additionally, companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, changes in postal regulations could adversely affect our service and significantly impact our competitive position. Recently, Amazon.com announced plans to launch a service dubbed “Shipping with Amazon,” that is designed to compete directly with carriers such as the USPS, UPS and FedEx. Given Amazon.com’s large customer base and substantial resources, it may be able to win substantial market share at the expense of other carriers and the technology and service providers that support them, including the Company and its subsidiaries. We may be unable to compete successfully against current and future competitors, and the competitive pressures we face could seriously harm our business.

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

The evolving nature of the Internet or the postage markets could render our existing technology and systems obsolete. Our success will depend, in part, on our abilities:

•	to develop, license or acquire leading technologies useful in our business;
•	to enhance our existing services;
•	to develop new services or features and technology that address the increasingly sophisticated and varied needs of our current and prospective users; and
•	to respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not be successful in using new technologies effectively or adapting our technology and systems to user requirements or emerging industry standards on a timely basis. Our ability to remain technologically competitive may require substantial expenditures and lead time. If we are unable to adapt in a timely manner and at reasonable cost to changing market conditions or user requirements, our business, financial condition and results of operations could be seriously harmed.

Global and regional economic conditions could sour rapidly and unexpectedly, which would adversely affect our business.

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events have negatively impacted global and regional financial markets in the past, and uncertainty about global and regional economic events and conditions may result in consumers and businesses postponing spending in response to tighter credit, higher unemployment, financial market volatility, government austerity programs, negative financial news, declines in income or asset values, and other factors many of which are beyond our ability to anticipate. These and other global and regional economic events and conditions could have a material adverse impact on demand for our products and services, our results of operations and our financial condition.

Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other business interruptions that could materially adversely affect our results of operations and financial condition.

War, terrorism, geopolitical uncertainties, public health issues and other business interruptions have caused and could cause damage or disruption to the economy and commerce on a global or regional basis, which could have a material adverse effect on our business, our customers, and integration partners and other companies with which we do business. Our business operations are subject to interruption by, among others, natural disasters, fire, power shortages, earthquakes, floods, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our products and services or make it difficult or impossible for us or our integration partners to deliver products and services to our customers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in El Segundo, California where we own a 99,600 square foot facility. We have approximately 29,000 square feet in Mountain View, California under a lease expiring in October 2018; approximately 22,000 square feet and 10,000 square feet at two separate locations in Austin, Texas under leases expiring in June 2021 and December 2021, respectively; and approximately 10,000 square feet in St Louis, Missouri under a lease expiring in June 2022. We believe that our existing facilities are suitable and adequate for our present purposes.

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

On February 8, 2018, a putative class action complaint was filed against us in a case entitled Juan Lopez and Nicholas Dixon v. Stamps.com, Inc., Case No. 2:18-cv-01101, in the United States Disctrict Court for the Central District of California, Western Division, alleging wage and hour claims on behalf of our current and former “non-exempt” hourly call center employees. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. We expect to defend this cage vigorously. Due to the preliminary nature of the case, an estimate of the possible loss or range of loss, if any, cannot be determined.

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

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”. The following table sets forth the range of high and low closing sales prices reported on The NASDAQ Stock Market for our common stock for the following periods:

	High	Low
Fiscal Year 2016
First Quarter	$122.25	$83.67
Second Quarter	$99.80	$76.50
Third Quarter	$99.61	$68.82
Fourth Quarter	$115.85	$89.90
Fiscal Year 2017
First Quarter	$135.15	$114.35
Second Quarter	$154.88	$103.00
Third Quarter	$214.70	$143.15
Fourth Quarter	$229.85	$167.55

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

The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2012 to December 31, 2017 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) NASDAQ Internet Index, an equal-dollar-weighted index composed of leading companies involved in Internet commerce, service and software. The graph assumes that $100 was invested on December 31, 2012 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$-
12/12
12/13
12/14
12/15
12/16
12/17
Stamps.com
NASDAQ
NASDAQ Internet Index

The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31, 2012	Year ended December 31,
Company/Index		2013	2014	2015	2016	2017
Stamps.com Inc.	$100.00	$167.06	$190.44	$434.96	$454.96	$746.03
NASDAQ Market Index	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
NASDAQ Internet Index	$100.00	$165.46	$163.47	$195.82	$202.68	$284.58

Holders

As of January 31, 2018, there were approximately 344 stockholders of record and 17,562,527 shares of our common stock outstanding.

Dividend Policy

We did not pay any dividends during 2017 or 2016.

Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Our Credit Agreement also imposes certain requirements in order for us to make dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to shares of our common stock that may be issued under our existing stock incentive plans:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under the equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	2,703,000	$90.04	307,000
ShippingEasy Stock Options(1)	42,000	$86.89	0
ShippingEasy Performance Awards(2)	63,000	n/a	0
Total	2,808,000		307,000
(1)	Reflects the Stamps.com 2016 ShippingEasy Equity Inducement Plan which provided for the issuance of an aggregate of 62,000 stock options to purchase Stamps.com common stock on July 1, 2016. The plan was exempt from stockholder approval requirements as an employment inducement grant plan under applicable Nasdaq Listing Rule 5635(c)(4) as inducements material to the new employees entering into employment with Stamps.com.
(2)	Reflects the inducement equity awards to two executives of ShippingEasy covering an aggregate of up to approximately 87 thousand shares of common stock if earnings targets for ShippingEasy are achieved over a two and one-half year period beginning July 1, 2016. The plan was exempt from stockholder approval requirements as an employment inducement grant plan under applicable Nasdaq Listing Rule 5635(c)(4) as inducements material to the new employees entering into employment with Stamps.com.

Recent Sales of Unregistered Securities

We did not have any unregistered sales of common stock during 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
October 1, 2017 – October 31, 2017	19,300	$219.34	19,300	$49,042
November 1, 2017 – November 30, 2017	65,800	$176.54	65,800	$79,910
December 1, 2017 – December 31, 2017	84,100	$175.78	84,100	$65,127

On April 24, 2017, our Board of Directors approved a new stock repurchase program that took effect upon expiration of the prior plan on May 8, 2017 and authorized the Company to repurchase up to $90 million of stock over the six months following its effective date. On October 24, 2017, the Board of Directors approved a new stock repurchase program, which became effective November 10, 2017, that replaced our prior stock repurchase plan and authorized the Company to repurchase up to $90 million of stock over the six months following its effective date.

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

We have derived the selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements not included in this Form 10-K. The following data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our financial statements, including the notes thereto, included elsewhere in this Report. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the full year.

	Year ended December 31,
	2017	2016(1)	2015(2)	2014(3,4)	2013
	(in thousands, except per share data)
Statement of Operations Data:
Mailing and Shipping revenue	$449,372	$350,591	$206,687	$141,796	$123,108
Customized Postage revenue	19,244	13,615	7,229	5,450	4,710
Other revenue	93	99	41	23	1
Total revenues	468,709	364,305	213,957	147,269	127,819
Cost and expenses:
Cost of revenues	79,226	62,972	43,935	32,906	27,500
Sales and marketing	91,222	78,830	56,144	43,659	39,449
Research and development	46,208	35,158	20,711	13,309	10,958
General and administrative	88,550	67,125	42,399	25,147	15,794
Contingent consideration charges	—	—	46,088	8,438	—
Litigation settlement	—	—	10,000	—	—
Income (loss) from operations	163,503	120,220	(5,320)	23,810	34,118
Interest expense	(3,669)	(3,552)	(397)	—	—
Interest income and other income, net	414	306	146	375	480
Income (loss) before income taxes	160,248	116,974	(5,571)	24,185	34,598
Income tax expense (benefit)	9,645	41,745	(1,373)	(12,697)	(9,555)
Net income (loss)	$150,603	$75,229	$(4,198)	$36,882	$44,153
Basic net income (loss) per share	$8.81	$4.36	$(0.26)	$2.30	$2.81
Diluted net income (loss) per share	$8.19	$4.12	$(0.26)	$2.25	$2.71
Weighted average shares outstanding used in basic per-share calculation	17,099	17,245	16,436	16,011	15,691
Weighted average shares outstanding used in diluted per-share calculation	18,387	18,251	16,436	16,417	16,298

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$153,903	$108,443	$75,208	$57,630	$87,210
Working capital	156,154	87,888	4,784	31,901	81,890
Debt, net of debt issuance costs	69,034	147,354	161,620	—	—
Total assets	679,104	610,129	528,614	254,731	187,118
Total stockholders’ equity	497,813	372,712	238,969	205,031	171,765
(1)	The third and fourth quarter results of 2016 through the results of 2017 include the impact of the Company’s acquisition of ShippingEasy.
(2)	The fourth quarter results of 2015 through the results of 2017 include the impact of the Company’s acquisition of Endicia.
(3)	The third and fourth quarter results of 2014 through the results of 2017 include the impact of the Company’s acquisition of Shipworks.
(4)	The second, third and fourth quarter results of 2014 through the results of 2017 include the impact of the Company’s acquisition of ShipStation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Acquisitions

ShippingEasy

On July 1, 2016, we completed our acquisition of ShippingEasy. The net purchase price including adjustments for net working capital totaled approximately $55.4 million and was funded from current cash and investment balances.

In connection with the acquisition, we issued performance based inducement equity awards to the General Manager and Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 43,567 common shares each to the General Manager and Chief Technology Officer if earnings targets for ShippingEasy are achieved over a two and one-half year period which began July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period.

We also issued inducement stock option grants for an aggregate of 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy.

Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the year ended December 31, 2017 include the operations of ShippingEasy. The results of our operations during the year ended December 31, 2016 include the operations of ShippingEasy for the period from July 1, 2016 through December 31, 2016. The results of our operations during the years ended December 31, 2017 and 2016 include the operations of Endicia. The results of our operations during the year ended December 31, 2015 include the operations of Endicia for the period from November 18, 2015 through December 31, 2015. Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of ShippingEasy with those that do not include such operations.

Years Ended December 31, 2017 and 2016

Total revenue increased 29% to $468.7 million in 2017 from $364.3 million in 2016. Mailing and shipping revenue, which includes service revenue, product revenue and insurance revenue, was $449.4 million in 2017, an increase of 28% from $350.6 million in 2016. Customized Postage revenue increased 41% to $19.2 million in 2017 from $13.6 million in 2016.

The following table sets forth the breakdown of revenue for 2017 and 2016 and the resulting percent change (revenue in thousands):

	2017	2016	% Change
Revenues
Service	$411,272	$313,057	31.4%
Product	20,715	20,234	2.4%
Insurance	17,385	17,300	0.5%
Mailing and shipping revenue	449,372	350,591	28.2%
Customized postage	19,244	13,615	41.3%
Other	93	99	(6.1)%
Total revenues	$468,709	$364,305	28.7%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define ARPU as mailing and shipping revenue divided by paid customers. We define lost paid customers (Lost Paid Customers) as customers from whom we successfully collected service fees or otherwise earned revenue at least once during the previous quarter but not during the current quarter, less recaptured paid customers. We define monthly paid customer cancellation rate (Monthly Churn) as a fraction, the numerator of which is the quotient of Lost Paid Customers in a quarter divided by the sum of paid customers in the prior quarter and new paid customers in the current quarter, and the denominator of which is three months.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average
2017	722	738	736	735	733
2016	649	646	648	681	656

The following table sets forth the growth in paid customers and ARPU for our mailing and shipping business (in thousands except ARPU and percentage):

	2017	2016	% Change
Paid customers for the year	733	656	12%
ARPU	$613	$534	15%
Mailing and shipping revenue	$449,372	$350,591	28%

The increase in paid customers is primarily the result of increased sales and marketing spend and better performance in our marketing programs.

The increase in our ARPU was primarily the result of the growth in our shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	2017	2016
Revenues
Service	$411,272	$313,057
Product	20,715	20,234
Insurance	17,385	17,300
Customized postage	19,244	13,615
Other	93	99
Total revenues	$468,709	$364,305
Revenue as a percentage of total revenues
Service	87.8%	85.9%
Product	4.4%	5.6%
Insurance	3.7%	4.8%
Customized postage	4.1%	3.7%
Other	0.0%	0.0%
Total revenue	100.0%	100.0%

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

Service revenue increased 31% to $411.3 million in 2017 from $313.1 million in 2016. The increase in service revenue consisted of a 12% increase in our annual average paid customers and an 18% increase in our average service revenue per paid customer (Service Revenue ARPU).

The increase in the number of our paid customers was attributable to the factors described in the previous section.

The increase in our Service Revenue ARPU was attributable to (1) the factors that resulted in an increase in the average total mailing and shipping revenue per paid customer described in the previous section and (2) the renewal of two of our agreements with the USPS with improved economics.

Product revenue increased 2% to $20.7 million in 2017 from $20.2 million in 2016. Product revenue is primarily driven by labels, such as NetStamps and DYMO Stamps, which are used for mailing. However, our postage growth has been driven more by shipping than mailing over recent years.

Insurance revenue was $17.4 million in 2017 and $17.3 million in 2016. The growth in insurance revenue is less than the growth in service revenue primarily due to the increase in high volume shipper customers. High volume shipper customers often self-insure, so while the high volume shipping business results in higher service fee revenue, it may not result in higher insurance revenue.

Customized postage revenue increased 41% to $19.2 million in 2017 from $13.6 million in 2016. The increase was primarily attributable to increases in high volume customer orders. High volume order sales are unpredictable and vary from quarter to quarter.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	2017	2016
Cost of revenues
Service	$51,931	$39,999
Product	6,618	6,695
Insurance	4,637	5,432
Customized postage	16,040	10,846
Total cost of revenues	$79,226	$62,972
Cost as percentage of associated revenue
Service	12.6%	12.8%
Product	31.9%	33.1%
Insurance	26.7%	31.4%
Customized postage	83.4%	79.7%
Total cost as a percentage of total revenues	16.9%	17.3%

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

Cost of service revenue increased 30% to $51.9 million in 2017 from $40.0 million in 2016. The increase was primarily attributable to higher credit card processing fees associated with our higher revenue, which increased by $7.4 million; higher customer service costs to support our growing customer base, which increased by $2.5 million; and higher system operations costs to support our growing customer base, which increased by $2.0 million. Promotional expenses were not material in 2017 or 2016. Cost of service revenue as a percent of service revenue was approximately 13% in both 2017 and 2016.

Cost of product revenue was $6.6 million in 2017 and $6.7 million in 2016. Cost of product revenue as a percent of product revenue was 32% in 2017 which was consistent with 2016.

Cost of insurance revenue decreased 15% to $4.6 million in 2017 from $5.4 million in 2016. The decrease was primarily attributable to lower cost as a result of a renegotiated contract. Cost of insurance revenue as a percent of insurance revenue declined from 31% in 2016 to 27% in 2017. The decrease is the combination of decreased costs of insurance revenue and increased insurance revenue.

Cost of customized postage revenue increased 48% to $16.0 million in 2017 from $10.8 million in 2016. The increase in cost of customized postage revenue is primarily due to the increase in our customized postage revenue. Cost of customized postage revenue as a percent of customized postage revenue increased from 80% in 2016 to 83% in 2017. The increase, both on an absolute and as a percentage of customized revenue, was primarily the result of the increase in high volume orders which have a lower profit margin compared to website sales.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	2017	2016
Operating expenses:
Sales and marketing	$91,222	$78,830
Research and development	46,208	35,158
General and administrative	88,550	67,125
Total operating expenses	$225,980	$181,113
Operating expenses as a percent of total revenues:
Sales and marketing	19.5%	21.6%
Research and development	9.9%	9.7%
General and administrative	18.9%	18.4%
Total operating expenses as a percentage of Total revenues	48.2%	49.7%

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

Sales and marketing expense increased 16% to $91.2 million in 2017 from $78.8 million in 2016. The increase is primarily due to an increase in discretionary marketing spend of $8.3 million and an increase in headcount-related expenses including stock-based compensation expense of $3.2 million.

Sales and marketing expense as a percent of total revenue was 20% in 2017 which was down compared to 22% in the 2016. The decline was primarily attributable to our ability to leverage our sales and marketing spend, which is expensed as incurred relative to the year-over-year growth in our average revenue per paid customer.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software and expenditures for consulting services and third party software.

Research and development expense increased 31% to $46.2 million in 2017 from $35.2 million in 2016. The increase is primarily due to an increase in headcount-related expenses including stock-based compensation of $8.3 million, an increase in facilities expense of $0.8 million, and an increase in consulting expense of $0.6 million.

Research and development expense as a percent of total revenue was approximately 10% in both 2017 and 2016.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, indirect tax liabilities, depreciation of equipment, software and building used for general corporate purposes and amortization of intangible assets.

General and administrative expense increased 32% to $88.6 million in 2017 from $67.1 million in 2016. The increase was primarily attributable to an increase in headcount-related expenses including stock-based compensation of $10.7 million, $6.0 million of executive consulting expense and an increase in indirect tax liabilities of $4.0 million.

General and administrative expense as a percent of total revenue was approximately 19% in 2017 which was consistent with 2016.

Interest and Other Income

Interest and other income primarily consists of interest income from cash, cash equivalents and short-term and long-term investments. Interest and other income increased to $414,000 in 2017 from $306,000 in 2016. The increase in interest and other income is primarily attributable to higher average cash balances in 2017 compared to 2016.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense was $3.7 million in 2017 compared to $3.6 million in 2016.

The increase in interest expense is primarily attributable to higher average interest rates in the 2017 compared to 2016, partially offset by lower outstanding debt balances under our credit facility.

See Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

For the years ended December 31, 2017 and 2016, income tax expense was $9.6 million and $41.7 million, respectively. The decrease in income tax expense in the current year period is primarily due to excess tax benefits related to the exercise of stock options, partially offset by the re-measurement of the Company’s deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. See Note 10 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

As of December 31, 2017 and 2016, we had net deferred tax assets of approximately $43.1 million and $48.8 million, respectively. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740, Income Taxes based on all available positive and negative evidence, including our recent earnings trend and expected future income.

Trend Analysis

We expect our mailing and shipping revenue to increase in 2018 compared to 2017. We expect our mailing and shipping revenue growth in 2018 to be less than the growth we achieved in 2017 now that we have passed the one year anniversary of our ShippingEasy acquisition. Our ability to grow our mailing and shipping revenue is partly dependent on our ability to increase our sales and marketing spend to acquire new customers and to retain our existing customers. To the extent we are not able to achieve our target increase in spending and acquire or retain customers, this would negatively impact our 2018 mailing and shipping revenue growth expectations.

We expect customized postage revenue to decline in 2018 compared to 2017, due to certain high volume business purchases occurring in 2017, which may not be repeated in 2018. High volume business orders for customized postage can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.

We expect our sales and marketing expense to increase in 2018 compared to 2017. We expect the percent increase in sales and marketing expense in 2018 to be greater than the percent increase in 2017. We plan to increase our investments in headcount and non-headcount resources in 2018 to drive growth. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.

We expect research and development expenses to be higher in 2018 as compared to 2017. We expect the percent increase in research and development expense in 2018 to be greater than the percent increase in 2017, as 2017 reflected a full year of ShippingEasy results, as opposed to six months in 2016. We expect to hire additional research and development personnel in 2018.

We expect general and administrative expenses to be higher in 2018 as compared to 2017. We expect the percent increase in general and administrative expense in 2018 to be less than the percent increase in 2017. We expect to hire additional general and administrative personnel in 2018 and continue to incur sales tax expense.

We expect our stock-based compensation expense to be higher in 2018 compared to 2017 based on stock-based compensation expense incurred in the fourth quarter and the expectation of stock option grants to new hires in 2018.

We expect our interest expense in 2018 to be lower than 2017 due to lower outstanding debt balances under our credit facility.

We expect our effective tax rate for 2018 to be higher than 2017 as we benefitted from excess tax benefits related to the exercise of stock options in 2017 which we do not expect to recur at the same levels in 2018. However, there are other factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.

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

The following table sets forth the breakdown of revenue for 2016 and 2015 and the resulting percentage change (revenue in thousands):

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

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	2016	2015
Revenues
Service	$313,057	$176,672
Product	20,234	18,283
Insurance	17,300	11,732
Customized postage	13,615	7,229
Other	99	41
Total revenues	$364,305	$213,957
Revenue as a percentage of total revenues
Service	86%	83%
Product	6%	9%
Insurance	5%	5%
Customized postage	4%	3%
Other	0%	0%
Total revenue	100%	100%

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

The increase in Service Revenue APRU was primarily the result of (1) the addition of paid customers from our acquisition of Endicia where the Service Revenue ARPU for those paid customers was higher as compared to the Service Revenue ARPU from the existing Stamps.com customers, (2) recognizing all of the revenue on ShippingEasy’s customers where we, prior to the acquisition, recognized only a portion of that revenue under ShippingEasy’s revenue sharing partnership with Endicia and (3) the growth in our shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees.

Product revenue increased 11% to $20.2 million in 2016 from $18.3 million in 2015. The increase is primarily attributable to our Endicia acquisition, as Endicia generated $2.9 million of product revenue in 2016 but only $0.6 million in the shorter period of 2015 for which Endicia is included in our results. Product revenue is primarily driven by labels, such as NetStamps and DYMO Stamps, which are used for mailing. As our growth in postage has been driven more by shipping than mailing over the recent years, our growth in product revenue has been lower than our growth in total revenue.

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

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	2016	2015
Cost of revenues
Service	$39,999	$27,967
Product	6,695	5,971
Insurance	5,432	3,984
Customized postage	10,846	6,013
Total cost of revenues	$62,972	$43,935
Cost as percentage of associated revenue
Service	13%	16%
Product	33%	33%
Insurance	31%	34%
Customized postage	80%	83%
Total cost as a percentage of total revenues	17%	21%

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

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	2016	2015
Operating expenses:
Sales and marketing	$78,830	$56,144
Research and development	35,158	20,711
General and administrative	67,125	42,399
Contingent consideration charges	—	46,088
Legal settlements and reserves	—	10,000
Total operating expenses	$181,113	$175,342
Operating expenses as a percent of total revenues:
Sales and marketing	22%	26%
Research and development	10%	10%
General and administrative	18%	20%
Contingent consideration charges	—	22%
Legal settlements and reserves	—	5%
Total operating expenses as a percentage of Total revenues	50%	82%

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

Liquidity and Capital Resources

As of December 31, 2017 and 2016, we had $153.9 million and $108.4 million, respectively, in cash, cash equivalents and short-term and long-term investments. We invest available funds in short-term and long-term securities, including money market funds, corporate bonds, and asset backed securities, and do not engage in hedging or speculative activities.

Net cash provided by operating activities was approximately $197.8 million in 2017 and $148.0 million in 2016. The increase in net cash provided by operating activities was primarily attributable to (1) an increase in net income of $75.4 million; (2) the lack of a stock option windfall tax benefit, which was $26.8 million in 2016; (3) an increase in stock-based compensation expense of $6.9 million; and (4) an increase in other liabilities of $5.3 million; partially offset by (a) a decrease in deferred income tax balance of $25.8 million; (b) an increase in current income taxes receivable of $22.3 million; (c) an increase in accounts receivable of $11.5 million; and (d) an increase in other assets of $6.6 million.

Net cash used in investing activities was approximately $5.3 million in 2017 and $55.2 million in 2016. The decrease in net cash used in investing activities was primarily due to the prior period acquisition of ShippingEasy on July 1, 2016 for $55.4 million, partially offset by the $7.0 million decrease in cash from short-term investment sales.

Net cash used in financing activities was approximately $145.5 million in 2017 and $51.0 million in 2016. The increase in net cash used in financing activities was primarily due to (1) an optional repayment of debt of $62.0 million and an increase in scheduled debt repayments of $2.1 million; (2) a $53.2 million increase in stock repurchases; and (3) the recharacterization, pursuant to ASU 2016-09, of a stock option windfall tax benefit, which was $26.8 million in the prior period, to an operating activity in the current period; partially offset by the $50.2 million increase in proceeds from stock option exercises.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments) as of December 31, 2017 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2018	$3,507
2019	1,373
2020	1,400
2021	860
Thereafter	—
Total	$7,140

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our

Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with debt issuance costs for the year ended December 31, 2017 was approximately $373,000. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of December 31, 2017, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.61%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2017, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments. As of December 31, 2017, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million. As of December 31, 2017, our Consolidated Total Leverage Ratio was 0.31 to 1.00, our Fixed Charge Coverage Ratio was 23.95 to 1.00 and our Liquidity was approximately $236.1 million. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to December 31, 2017 are as follows (in thousands):

Amount
2018	$8,766
2019	10,828
2020	50,531
Thereafter	—
Total debt	70,125

Less: debt issuance costs	(1,091)
Total debt, net of debt issuance costs	$69,034

The estimated interest payments related to our debt due subsequent to December 31, 2017 are as follows (in thousands):

Amount
2018	$1,794
2019	1,545
2020	1,210
Thereafter	—
Total	$4,549

The above estimated interest payments assume an interest rate of 2.61%, which is our interest rate as of December 31, 2017.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Critical Accounting Policies and Judgments

General

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies, litigation and goodwill and intangibles acquired relating to our acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments. The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s debt is not publicly traded and the carrying amount typically approximates fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 fair value inputs as defined in Note 6 in our Consolidated Financial Statements.

Goodwill and Indefinite-Lived Intangible Assets

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

Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit’s goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of our reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of our reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of our reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of our reporting unit’s goodwill, the difference is recognized as an impairment loss. As of December 31, 2017, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual impairment analysis. As such, we elected to perform a qualitative assessment of impairment of goodwill and concluded that it was more likely than not that the fair value of our reporting unit was in excess of its carrying value. Accordingly, the fiscal 2017 assessment did not result in any impairments of the Company’s goodwill.

In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In fiscal 2017, the Company elected to perform a qualitative assessment for its intangible assets not subject to amortization and concluded that it was more likely than not the fair value of each of the Company’s intangible assets not subject to amortization was in excess of its respective carrying value.

Long-Lived Assets and Finite-Lived Intangible Assets

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements were not significant during 2017, 2016 and 2015, respectively.

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

As described in Note 2 - “Summary of Significant Accounting Policies,” we adopted ASU 2016-09, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. We elected to account for forfeitures as they occur and therefore, share-based compensation expense for the year ended December 31, 2017 has been calculated based on actual forfeitures in our consolidated statements of income, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change did not have a material impact on the consolidated financial statements. Share-based compensation expense for the year ended December 31, 2016 was recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any.

We use the Black-Scholes-Merton option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to use a number of complex estimates and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed at the date of grant. The estimated expected life represents the weighted average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.

Compensation expense for employee stock options granted is generally recognized using the straight-line method over their respective vesting periods of up to five years. Starting in the third quarter of fiscal 2016, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition as described in Note 3 - “Acquisitions.”

Trademarks and Other Intangible Assets (excluding Goodwill)

Acquired trademarks and other intangibles (excluding goodwill) include both amortizable and non-amortizable assets and are included in intangible assets, net in the accompanying consolidated balance sheets. Intangible assets are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs. Amortization of amortizable intangible assets is calculated on a straight-line basis, which is consistent with the expected future cash flows.

Recently Issued Accounting Pronouncements

Accounting Guidance Adopted in 2017

Share-based Payment Transactions to Employees

On January 1, 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) issued by the FASB on a prospective basis that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the income tax provision in the consolidated statement of operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets when the awards vested or were settled. For the year ended December 31, 2017, the amount of excess tax benefits recognized in the income tax provision was approximately $64.0 million. For the year ended December 31, 2016, the amount of excess tax benefits recognized in additional paid-in capital was $26.8 million. In addition, because excess tax benefits are no longer recognized in additional paid-in capital under the new guidance, such amounts are no longer included in the determination of assumed proceeds in applying the treasury stock method when computing earnings per share.

A net cumulative-effect adjustment of $2.2 million, which was an increase to retained earnings and the deferred tax asset balance as of January 1, 2017, was recorded to reflect the recognition of the previously unrecognized excess tax benefits using the modified retrospective method.

Another aspect of the new guidance requires that excess tax benefits be classified as a cash flow from operating activities, rather than a cash flow from financing activities, in the consolidated statement of cash flows. For the year ended December 31, 2017, the amount of excess tax benefits presented as a cash flow from operating activities was $64.0 million; this amount is included within the change of current income taxes, net of excess tax benefit from stock-based award activity line item in the consolidated statement of cash flows. For the year ended December 31, 2016, the amount of excess tax benefits presented as a cash flow from financing was $26.8 million. The presentation requirements for cash flows related to excess tax benefits were adopted prospectively. Accordingly, the operating activity cash flows were not adjusted for the year ended December 31, 2016.

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

Accounting Guidance Not Yet Adopted

Definition of a Business

In January 2017, the FASB issued ASU 2017-01, guidance that changes the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If this threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance became effective on a prospective basis for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

Modification of Share-Based Payments

In May 2017, guidance was issued that clarifies when changes to the terms and conditions of share-based awards must be accounted for as modifications. The guidance does not change the accounting treatment for modifications. The guidance became effective for the Company on January 1, 2018 and will be adopted on a prospective basis. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The new revenue recognition standard became effective for the Company on January 1, 2018 and may be applied retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective approach).

The Company completed its assessment of the impact of the new standard and does not expect that the adoption will have a material impact on the reported operating results. The Company has adopted the guidance on January 1, 2018 and will use the modified retrospective method of adoption.

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

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of December 31, 2017, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $70.1 million. Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of December 31, 2017, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.61%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents and investments consist of money market, asset-backed securities and public corporate debt securities with weighted average maturities of 29 days at December 31, 2017. Our cash equivalents and investments approximated $153.9 million at December 31, 2017 and had a weighted average interest rate of 1.1%. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2017, which is included herein.

Changes in internal controls

During the quarter ended December 31, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stamps.com Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Stamps.com Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stamps.com Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, (loss) stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
February 28, 2018

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference herein to our proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference herein to our proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference herein to our proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference herein to our proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

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

3.   Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company and Amendments thereto.(11)
3.2	Bylaws of the Company.(3)
3.3	Resolution Amending Bylaws of Stamps.com Inc. (13)
3.4	Amendment to Bylaws of Stamps.com Inc. (24)
4.1	Specimen common stock certificate.(4)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2) +++
10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7) +++
10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6) +++
10.6	Form of Amended and Restated Indemnification Agreement between the Company and its directors and officers.(18) +++
10.7	Patent License and Settlement Agreement dated December 19, 2003 by and between Stamps.com Inc. and Pitney Bowes Inc. (8) +
10.8	Agreement dated July 14, 2004 by and between Stamps.com Inc., eBay Inc. and PayPal, Inc. (9) ++
10.9	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5) +++
10.10	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5) +++
10.11	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++
10.12	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5) +++
10.13	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5) +++

Exhibit Number	Description
10.14	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++
10.15	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5) +++
10.16	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5) +++
10.17	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5) +++
10.18	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5) +++
10.19	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5) +++
10.20	Stock Purchase Agreement (12) +++
10.21	2010 Equity Incentive Plan.(25) +++
10.22	2014 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17) +++
10.23	2016 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17) +++
10.24	Form of Stock Option Agreement.(14) +++
10.25	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)
10.26	Agreement of Purchase And Sale and Joint Escrow Instructions.(16)
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

10.34	Consulting Agreement, dated as of July 31, 2017, between James Bortnak and Stamps.com Inc. (26)
14	Code of Ethics.(10)

Exhibit Number	Description
21	List of Subsidiaries.(27)
23.1	Consent of Ernst & Young LLP.(27)
24.1	Power of Attorney by Mohan P. Ananda.(27)
24.2	Power of Attorney by David C. Habiger.(27)
24.3	Power of Attorney by G. Bradford Jones.(27)
24.4	Power of Attorney by Theodore R. Samuels.(27)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(27)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(27)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(27) (furnished, not filed)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(27) (furnished, not filed)
XBRL Exhibits
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).
(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).
(3)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 7, 1999 (File No. 333-77025).
(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).
(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).
(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2003 (File No. 000-26427).
(9)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2004 (File No. 000-26427).
(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 (File No. 000-26427).

(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-26427).
(12)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 (File No. 000-26427).
(13)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2010 (File No. 000-26427).
(14)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 2010 (File No. 333-168360).
(15)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010 (File No. 000-26427).
(16)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (File No. 000-26427).
(17)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2017 (File No. 000-26427).
(18)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 29, 2014 (File No. 000-26427).
(19)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2014 (File No. 000-26427).
(20)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2015 (File No. 000-26427).
(21)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015 (File No. 000-26427).
(22)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015 (File No. 000-26427).
(23)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016 (File No. 000-26427).
(24)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2012 (File No. 000-26427).
(25)	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2010 (File No. 000-26427).
(26)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2017 (File No. 000-26427).
(27)	Filed with, or furnished to, the Securities and Exchange Commission with this Annual Report on Form 10-K.
+	Confidential treatment requested and received as to certain portions.
++	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.
+++	Denotes management contract or compensatory plan, contract or arrangement.
ITEM 16.	FORM 10-K SUMMARY.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stamps.com Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Los Angeles, California
February 28, 2018

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$153,903	$106,932
Short-term investments	—	1,511
Accounts receivable, net	80,797	62,756
Current income taxes	22,344	—
Other current assets	14,449	13,081
Total current assets	271,493	184,280

Property and equipment, net	37,507	36,829
Goodwill	239,705	239,705
Intangible assets, net	80,990	97,027
Deferred income taxes, net	43,148	48,782
Other assets	6,261	3,506
Total assets	$679,104	$610,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$103,076	$86,205
Deferred revenue	3,871	3,858
Current portion of debt, net of debt issuance costs	8,392	6,329
Total current liabilities	115,339	96,392
Long-term debt, net of debt issuance costs	60,642	141,025
Other liabilities	5,310	—
Total liabilities	181,291	237,417

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2017 and 2016
Issued shares: 32,177 in 2017 and 30,507 in 2016
Outstanding shares: 17,573 in 2017 and 16,897 in 2016	55	53
Additional paid-in capital	962,227	855,344
Treasury stock, at cost, 14,604 shares in 2017 and 13,610 in 2016	(387,545)	(252,981)
Accumulated deficit	(76,930)	(229,715)
Accumulated other comprehensive income	6	11
Total stockholders’ equity	497,813	372,712
Total liabilities and stockholders’ equity	$679,104	$610,129

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Service	$411,272	$313,057	$176,672
Product	20,715	20,234	18,283
Insurance	17,385	17,300	11,732
Customized postage	19,244	13,615	7,229
Other	93	99	41
Total revenues	468,709	364,305	213,957
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	51,931	39,999	27,967
Product	6,618	6,695	5,971
Insurance	4,637	5,432	3,984
Customized postage	16,040	10,846	6,013
Total cost of revenues	79,226	62,972	43,935
Gross profit	389,483	301,333	170,022
Operating expenses:
Sales and marketing	91,222	78,830	56,144
Research and development	46,208	35,158	20,711
General and administrative	88,550	67,125	42,399
Contingent consideration charges	—	—	46,088
Litigation settlement	—	—	10,000
Total operating expenses	225,980	181,113	175,342
Income (loss) from operations	163,503	120,220	(5,320)
Interest expense	(3,669)	(3,552)	(397)
Interest and other income	414	306	146
Income (loss) before income taxes	160,248	116,974	(5,571)
Income tax expense (benefit)	9,645	41,745	(1,373)
Net income (loss)	$150,603	$75,229	$(4,198)
Net income (loss) per share:
Basic	$8.81	$4.36	$(0.26)
Diluted	$8.19	$4.12	$(0.26)
Weighted average shares outstanding:
Basic	17,099	17,245	16,436
Diluted	18,387	18,251	16,436(1)
(1)	Common equivalent shares are excluded from the diluted loss per share as their effect is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$150,603	$75,229	$(4,198)
Other comprehensive loss, net of tax:
Unrealized loss on investments	(5)	(7)	(43)
Comprehensive income (loss)	$150,598	$75,222	$(4,241)

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2014	15,997	$51	$678,075	$(172,410)	$(300,746)	$61	$205,031
Net loss	—	—	—	—	(4,198)	—	(4,198)
Unrealized loss on investments	—	—	—	—	—	(43)	(43)
Stock option windfall tax benefit	—	—	618	—	—	—	618
Issuance of shares for contingent consideration	192	—	9,225	—	—	—	9,225
Stock-based compensation expense	—	—	15,895	—	—	—	15,895
Exercise of stock options	459	1	10,886	—	—	—	10,887
Shares issued under the Employee Stock Purchase Plan	49	—	1,554	—	—	—	1,554
Balance at December 31, 2015	16,697	$52	$716,253	$(172,410)	$(304,944)	$18	$238,969
Net income	—	—	—	—	75,229	—	75,229
Unrealized loss on investments	—	—	—	—	—	(7)	(7)
Stock option windfall tax benefit	—	—	26,784	—	—	—	26,784
Issuance of shares for contingent consideration	577	1	63,208	—	—	—	63,209
Stock-based compensation expense	—	—	33,949	—	—	—	33,949
Exercise of stock options	432	—	12,969	—	—	—	12,969
Shares issued under the Employee Stock Purchase Plan	35	—	2,181	—	—	—	2,181
Stock repurchase	(844)	—	—	(80,571)	—	—	(80,571)
Balance at December 31, 2016	16,897	$53	$855,344	$(252,981)	$(229,715)	$11	$372,712
Net income	—	—	—	—	150,603	—	150,603
Unrealized loss on investments	—	—	—	—	—	(5)	(5)
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	2,182	—	2,182
Issuance of shares for performance-based awards	22	—	—	—	—	—	—
Stock-based compensation expense	—	—	40,829	—	—	—	40,829
Exercise of stock options	1,612	1	63,118	—	—	—	63,119
Shares issued under the Employee Stock Purchase Plan	36	1	2,936	—	—	—	2,937
Stock repurchase	(994)	—	—	(134,564)	—	—	(134,564)
Balance at December 31, 2017	17,573	$55	$962,227	$(387,545)	$(76,930)	$6	$497,813

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$150,603	$75,229	$(4,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,444	19,152	7,702
Loss on disposal of assets	—	22	—
Stock-based compensation expense	40,829	33,949	15,895
Deferred income tax expense (benefit)	7,816	33,623	(3,408)
Stock option windfall tax benefit	—	(26,784)	(618)
Accretion of debt issuance costs	372	372	31
Contingent consideration	—	—	47,419
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net of allowance for doubtful accounts	(18,041)	(6,510)	(32,480)
Other current assets	(1,368)	(4,761)	(1,737)
Current income taxes, net of excess tax benefit from stock-based award activity	(22,344)	—	—
Other assets	(2,755)	3,815	678
Deferred revenue	13	(195)	779
Accounts payable and accrued expenses	15,944	20,135	16,053
Other liabilities	5,310	—	—
Net cash provided by operating activities	197,823	148,047	46,116
Investing activities:
Sale of short-term investments	1,502	8,484	6,424
Purchase of short-term investments	—	—	(2,438)
Sale of long-term investments	10	95	2,586
Purchase of long-term investments	(4)	(15)	—
Acquisition of Endicia	—	(573)	(214,165)
Acquisition of ShippingEasy	—	(55,447)	—
Acquisition of property and equipment	(6,813)	(7,750)	(2,291)
Net cash used in investing activities	(5,305)	(55,206)	(209,884)
Financing activities:
Proceeds from short term financing obligation, net of repayments	1,653	2,241	13,313
Proceeds from debt, net of debt issuance cost	—	—	162,620
Principal payments on term loan	(6,703)	(4,639)	(1,031)
Payments on revolving credit facility	(71,990)	(10,000)	—
Proceeds from exercise of stock options	63,119	12,969	10,887
Issuance of common stock under Employee Stock Purchase Plan	2,937	2,181	1,554
Shares withheld to satisfy statutory income tax withholding obligations	(799)	—	—
Stock option windfall tax benefit	—	26,784	618
Repurchase of common stock	(133,764)	(80,571)	—
Net cash (used in) provided by financing activities	(145,547)	(51,035)	187,961
Net increase in cash and cash equivalents	46,971	41,806	24,193
Cash and cash equivalents at beginning of period	106,932	65,126	40,933
Cash and cash equivalents at end of period	$153,903	$106,932	$65,126

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2017	2016	2015

Supplemental Information:
Capital expenditures accrued but not paid at period end	$30	$1,250	$78
Tenant improvement allowance	$848	$676	$—
Income taxes paid	$23,480	$4,832	$956
Interest paid	$3,580	$2,856	$—
Issuance of 2015 and 2014 earn-out shares	$—	$63,209	$9,225
Non cash adjustment of purchase price allocation for Endicia acquisition	$—	$372	$—
Non cash adjustment of purchase price allocation for ShippingEasy acquisition	$—	$173	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States. Under the Stamps.com and Endicia brands, customers use our United States Postal Service (USPS) only solutions to mail and ship a variety of mail pieces and packages through the USPS. Customers using our solutions receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages. Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999. Endicia became a USPS-approved PC Postage vendor in 2000. Under the ShipStation®, ShipWorks® and ShippingEasyTM brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as the USPS, UPS, FedEx and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants and warehouse shippers.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of entities in which we have a 100% voting control, which includes Stamps.com Inc., Auctane LLC (ShipStation), Interapptive, Inc. (ShipWorks), PSI Systems Inc. (Endicia), ShippingEasy Group, Inc. (ShippingEasy) and PhotoStamps Inc. In November 2015, we completed our acquisition of 100% of the outstanding shares of Endicia. In July 2016, we completed our acquisition of 100% of the outstanding shares of ShippingEasy. Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.

Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include estimates of loss contingencies and the realizability of deferred income taxes.

Accounts Receivable

Our accounts receivable relate to mailing and shipping services, postage purchasing and invoicing, customized postage sales, and branded insurance provided to customers prior to billing and other receivables. Accounts receivable are recorded at the invoiced amount, net of allowances for uncollectible accounts of approximately $4.0 million and $1.2 million as of December 31, 2017 and 2016, respectively.

We evaluate the collectability of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers deteriorates, resulting in their inability to make payments, additional provisions are recorded in that period. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible. There were no material write offs against the allowance for uncollectible accounts during fiscal 2017 and 2016, respectively.

Increases in allowance for doubtful accounts totaled approximately $2.8 million and $356,000 for 2017 and 2016, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising and Trade Show Costs

We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. For the years ended December 31, 2017, 2016 and 2015, advertising and trade show costs were $14.8 million, $12.1 million and $10.8 million, respectively.

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

Our cash equivalents consisted of money market funds at December 31, 2017 and 2016. Cash equivalents are carried at cost, which approximates fair value.

Our investments consisted of asset-backed securities and public corporate debt securities at December 31, 2016. There were no material investments at December 31, 2017. All of our short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are included as a separate component of stockholders’ equity.

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

During 2017, 2016 and 2015, we did not recognize revenue from any one customer that represented 10% or more of revenues.

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

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments. The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s debt is not publicly traded and the carrying amount typically approximates fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 fair value inputs as defined in Note 6 in our Consolidated Financial Statements.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, indirect tax liabilities, depreciation of equipment and software used for general corporate purposes and amortization of intangible assets.

Goodwill and Indefinite-Lived Intangible Assets

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

Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit’s goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of our reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of our reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of our reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of our reporting unit’s goodwill, the difference is recognized as an impairment loss. As of December 31, 2017, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual impairment analysis. As such, we elected to perform a qualitative assessment of impairment of goodwill and concluded that it was more likely than not that the fair value of our reporting unit was in excess of its carrying value. Accordingly, the fiscal 2017 assessment did not result in any impairments of the Company’s goodwill.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In fiscal 2017, the Company elected to perform a qualitative assessment for its intangible assets not subject to amortization and concluded that it was more likely than not the fair value of each of the Company’s intangible assets not subject to amortization was in excess of its respective carrying value.

Long-Lived Assets and Finite-Lived Intangible Assets

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

Internet Advertising

We recognize Internet advertising expense based on the specifics of the individual agreements. Third parties refer prospects to our web site and we pay them when the customer completes the customer registration process, or in some cases, upon the first successful billing of a customer. We record these expenses on a monthly basis as prospects are successfully converted to customers. Under Internet search advertising, we record expenses based on actual “click activity” on our displayed advertisements following targeted key word searches.

Inventories

Inventories consist of finished products sold through our supplies stores and are accounted for using the lower of cost (first-in, first-out method) or net realizable value. Inventories reported as a component of other current assets on the consolidated balance sheets were $3.2 million and $3.5 million at December 31, 2017 and 2016, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table reconciles share amounts utilized to calculate basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$150,603	$75,229	$(4,198)

Basic - weighted average common shares	17,099	17,245	16,436
Dilutive effect of common stock equivalents	1,288	1,006	— (1)
Diluted - weighted average common shares	18,387	18,251	16,436

Earnings (loss) per share:
Basic	$8.81	$4.36	$(0.26)
Diluted	$8.19	$4.12	$(0.26)
(1)	Common stock equivalents are excluded from the diluted net loss per share calculation as their effect is anti-dilutive. The shares related to the 2015 contingent consideration are not included because they are anti-dilutive.

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Anti-dilutive stock options	22	211	3,596

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements were not significant during 2017, 2016 and 2015, respectively.

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

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) for purposes of allocating resources and evaluating financial performance. The Company’s Chief Executive Officer has been identified as the CODM as defined by guidance regarding segment disclosures.

In 2015, we acquired Endicia and identified two operating segments in accordance with ASC 280-10-50-1 through 50-9, Segment Reporting, consisting of Endicia and the remaining consolidated company. Although the primary business activities for both operating segments consisted of providing Internet-based mailing and shipping solutions, each operating segment had discrete financial information available and our Chief Executive Officer, in his capacity as the CODM, reviewed the financial and operating metrics for the Endicia operating segment separately from those of the rest of the Company to inform resource allocation decisions and to assess performance. The primary purpose of the CODM reviewing Endicia’s financial information was to inform resource allocation decisions relating to achieving potential acquisition related synergies including the following areas: (1) cost reductions for compensation and related expenses associated with duplicative personnel; (2) the planned level of sales and marketing spend; and (3) cost reductions from elimination of duplicative operational expenses and vendors. We aggregated operating segments into one reportable segment in accordance with ASC 280-10-50-11, because we concluded that: (1) both operating segments had similar economic characteristics; (2) both operating segments had similar products, production processes, customers, distribution methods and regulatory environments; and (3) aggregation would be consistent with the objectives and basic principles of ASC 280. As our one aggregated operating segment accounted for 100% of our revenue, net income and assets, it constituted our sole reportable segment in 2015.

In 2016, we substantially realized the previously identified synergies and merged Endicia’s operations and employee groups into the existing consolidated structure which resulted in the CODM no longer needing to review Endicia’s performance and financial information separately. As a result, in 2017 and 2016, the Company’s

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CODM reviewed the financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance. Based on our evaluation in accordance with ASC 280-10-50-1 through 50-9, Segment Reporting, we concluded that we had one operating segment in both 2017 and 2016, respectively. As our one operating segment accounted for 100% of our revenue, net income and assets, it constituted our sole reportable segment in both 2017 and 2016, respectively.

In 2015, 2016 and 2017, primarily as a result of our Endicia acquisition, we had international revenue and assets that were less than 1% of total revenue and assets with the remainder in the United States.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt as described in Note – 7 “Debt,” to fund certain Company operations. Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2017 we had $17.2 million in short-term financing obligations and $103.4 million of unused credit. As of December 31, 2016 we had $15.6 million in short-term financing obligations and $90.0 million of unused credit.

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

As described in further detail below under “Share-based Payment Transactions to Employees,” we adopted ASU 2016-09, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. We elected to account for forfeitures as they occur and therefore, share-based compensation expense for the year ended December 31, 2017 has been calculated based on actual forfeitures in our consolidated statements of income, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change did not have a material impact on the consolidated financial statements. Share-based compensation expense for the year ended December 31, 2016 was recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any.

We use the Black-Scholes-Merton option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to use a number of complex estimates and subjective assumptions, including stock price volatility, expected term, risk-free interest rates and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed at the date of grant. The estimated expected life represents the weighted average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Compensation expense for employee stock options granted is generally recognized using the straight-line method over their respective vesting periods of up to five years. Starting in the third quarter of fiscal 2016, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition as described in Note 3 - “Acquisitions.” The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2017	2016	2015
Stock-based compensation expense relating to:
Stock options	$39,781	$32,891	$16,644
Employee stock purchases	1,048	1,058	582
Total stock-based compensation expense	$40,829	$33,949	$17,226
Stock-based compensation expense relating to:
Cost of revenues	$1,773	$1,828	$995
Sales and marketing	7,289	7,194	4,549
Research and development	9,035	6,633	3,149
General and administrative	22,732	18,294	8,533
Total stock-based compensation expense	$40,829	$33,949	$17,226

The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

	2017	2016	2015
Expected dividend yield	—	—	—
Risk-free interest rate	1.6%	1.0%	1.0%
Expected volatility	47.3%	47.7%	46.1%
Expected life (in years)	3.4	3.4	3.4
Expected forfeiture rate	—	6.0%	6.0%

Trademarks and Other Intangible Assets (excluding Goodwill)

Acquired trademarks and other intangibles (excluding goodwill) include both amortizable and non-amortizable assets and are included in intangible assets, net in the accompanying consolidated balance sheets. Intangible assets are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs. Amortization of amortizable intangible assets is calculated on a straight-line basis, which is consistent with the expected future cash flows.

Treasury Stock

During 2017 and 2016, we repurchased approximately 988,000 shares and 844,000 shares for $133.8 million and $80.6 million, respectively. Fiscal 2017 treasury stock repurchases also include 6,670 shares for $799,000 which were withheld to satisfy income tax obligations related to performance-based inducement equity awards issued on March 31, 2017 as described in Note 3 - “Acquisitions.” We did not repurchase shares in 2015.

Website Development Costs

We develop and maintain our websites. Costs associated with the operation of our websites consist primarily of software and hardware purchased from third parties and administrative costs relating to the maintenance and development of the respective website. Costs related to the purchase of software and hardware are capitalized based on our property and equipment capitalization policy. These capitalized costs are amortized based on their estimated useful life. Administrative costs related to the maintenance and development of our Company websites are expensed as incurred.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting Guidance Adopted in 2017

Share-based Payment Transactions to Employees

On January 1, 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) issued by the FASB on a prospective basis that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the income tax provision in the consolidated statement of operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets when the awards vested or were settled. For the year ended December 31, 2017, the amount of excess tax benefits recognized in the income tax provision was approximately $64.0 million. For the year ended December 31, 2016, the amount of excess tax benefits recognized in additional paid-in capital was $26.8 million. In addition, because excess tax benefits are no longer recognized in additional paid-in capital under the new guidance, such amounts are no longer included in the determination of assumed proceeds in applying the treasury stock method when computing earnings per share.

A net cumulative-effect adjustment of $2.2 million, which was an increase to retained earnings and the deferred tax asset balance as of January 1, 2017, was recorded to reflect the recognition of the previously unrecognized excess tax benefits using the modified retrospective method.

Another aspect of the new guidance requires that excess tax benefits be classified as a cash flow from operating activities, rather than a cash flow from financing activities, in the consolidated statements of cash flows. For the year ended December 31, 2017, the amount of excess tax benefits presented as a cash flow from operating activities was $64.0 million; this amount is included within the change of current income taxes, net of excess tax benefit from stock-based award activity line item in the consolidated statement of cash flows. For the year ended December 31, 2016, the amount of excess tax benefits presented as a cash flow from financing was $26.8 million. The presentation requirements for cash flows related to excess tax benefits were adopted prospectively. Accordingly, the operating activity cash flows were not adjusted for the year ended December 31, 2016.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting Guidance Not Yet Adopted

Definition of a Business

In January 2017, the FASB issued ASU 2017-01, guidance that changes the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If this threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance became effective on a prospective basis for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

Modification of Share-Based Payments

In May 2017, guidance was issued that clarifies when changes to the terms and conditions of share-based awards must be accounted for as modifications. The guidance does not change the accounting treatment for modifications. The guidance became effective for the Company on January 1, 2018 and will be adopted on a prospective basis. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The new revenue recognition standard became effective for the Company on January 1, 2018 and may be applied retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective approach).

The Company completed its assessment of the impact of the new standard and does not expect that the adoption will have a material impact on the reported operating results. The Company has adopted the guidance on January 1, 2018 and will use the modified retrospective method of adoption.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We have accounted for all of our acquisitions under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic No. 805, Business Combinations.

ShippingEasy Acquisition

On July 1, 2016, we completed our acquisition of ShippingEasy Group, Inc. (ShippingEasy). The net purchase price including adjustments for net working capital totaled approximately $55.4 million and was funded from current cash and investment balances.

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

In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was probable, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations. In fiscal 2017, we determined the achievement of 100% of the earnings target for the year ended December 31, 2017 was probable, therefore, we recognized approximately $4.9 million of stock-based compensation expense, representing 56,636 shares, for these inducement equity awards during the year ended December 31, 2017. The equity award for the second phase will be issued in the first quarter of 2018.

We also issued inducement stock option grants for an aggregate of approximately 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy.

Endicia Acquisition

On March 22, 2015, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Endicia, and Newell Rubbermaid Inc., a Delaware corporation (Newell). The Stock Purchase Agreement provided for our purchase of all of the issued and outstanding shares of common stock of Endicia from a wholly owned indirect subsidiary of Newell for an aggregate purchase price of $215 million in cash (the “Transaction”). The purchase price was subject to adjustment for changes in Endicia’s net working capital as of the date of the closing of the Transaction and certain transaction expenses and closing cash adjustments. After receiving regulatory clearance, we closed the Transaction on November 18, 2015.

As part of the funding of our acquisition of Endicia, we entered into a credit agreement with a group of banks on November 18, 2015, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million to fund our acquisition of Endicia. See Note 7 − “Debt.”

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

The following table presents the pro-forma financial information (in thousands, except per share amounts) and assumes that the July 1, 2016 acquisition of ShippingEasy occurred on January 1, 2015:

	Year Ended December 31,
	2016	2015
Revenues	$370,560	$219,426
Income (loss) from operations	121,537	(9,138)
Net income (loss)	75,810	(6,608)
Basic earnings (loss) per share	$4.40	$(0.40)
Diluted earnings (loss) per share	$4.15	$(0.40	)(1)
(1)	Common stock equivalents are excluded from the diluted net loss per share calculation as their effect is anti-dilutive.

The following table presents the pro-forma financial information (in thousands, except per share amounts) and assumes that the November 18, 2015 acquisition of Endicia occurred on January 1, 2015:

	Year Ended December 31,
	2015
Revenue	$273,055
Loss from operations	(7,657)
Net loss	(9,273)
Basic loss per share	$(0.58)
Diluted loss per share	$(0.58	)(1)
(1)	Common stock equivalents are excluded from the diluted net loss per share calculation as their effect is anti-dilutive.
4.	Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in business combinations.

The following tables summarize the Company’s goodwill balance as of December 31, 2016 and 2017 (in thousands):

2016
Goodwill balance at December 31, 2015	$197,807
Endicia purchase price adjustment	945
Acquisition of ShippingEasy	40,953
Goodwill balance at December 31, 2016	$239,705
2017
Goodwill balance at December 31, 2017	$239,705

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships and other totaling approximately $125.4 million in

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

gross carrying amount as of December 31, 2017 and 2016. Non-amortizable assets of $11.4 million consist primarily of trade name relating to the Endicia acquisition.

The following table summarizes our amortizable intangible assets as of December 31, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,820	$69	1.5
Customer Relationships	60,816	22,170	38,646	3.9
Technology	40,048	11,297	28,751	5.9
Non-Compete	2,211	1,280	931	2.0
Trademark	2,004	800	1,204	4.6
Total amortizable intangible assets at December 31, 2017	$113,968	$44,367	$69,601	4.6

The following table summarizes our amortizable intangible assets as of December 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,774	$115	2.5
Customer Relationships	60,816	12,199	48,617	4.9
Technology	40,048	6,100	33,948	6.9
Non-Compete	2,211	777	1,434	3.0
Trademark	2,004	479	1,525	5.6
Total amortizable intangible assets at December 31, 2016	$113,968	$28,329	$85,639	5.6

We recorded amortization of intangible assets totaling approximately $16.0 million, $14.6 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in general and administrative expense in our accompanying consolidated statements of operations.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2018	$15,854
2019	15,608
2020	15,441
2021	13,040
2022	3,855
Thereafter	5,803
Total	$69,601

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Cash, Cash Equivalents and Investments

Our cash equivalents consisted of money market funds at December 31, 2017 and 2016. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. All of our short-term investments are classified as available for sale and are recorded at fair value using the specific identification method at December 31, 2016. There were no material short-term investments at December 31, 2017. Realized gains and losses are reflected in other income, net using the specific identification method. There was no material unrealized or realized gain or loss with respect to our short-term investments during 2017, 2016 and 2015, respectively. Unrealized gains and losses are included as a separate component of stockholders’ equity. All material investments were sold during 2017.

The following tables summarize our cash and cash equivalents and investments as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$147,386	—	—	$147,386
Money market	6,517	—	—	6,517
Total cash and cash equivalents	153,903	—	—	153,903
Short-term investments:
Corporate bonds and asset backed securities	—	—	—	—
Total short-term investments	—	—	—	—
Long-term investments:
Corporate bonds and asset backed securities	—	—	—	—
Total long-term investments	—	—	—	—
Cash, cash equivalents and investments	$153,903	—	—	$153,903
	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$101,987	—	—	$101,987
Money market	4,945	—	—	4,945
Total cash and cash equivalents	106,932	—	—	106,932
Short-term investments:
Corporate bonds and asset backed securities	1,500	13	(2)	1,511
Total short-term investments	1,500	13	(2)	1,511
Long-term investments:
Corporate bonds and asset backed securities	—	—	—	—
Total long-term investments	—	—	—	—
Cash, cash equivalents and investments	$108,432	13	(2)	$108,443

As of December 31, 2017, the amortized cost and estimated fair value of our marketable fixed-income securities due within one year and due after one year was immaterial.

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

The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$153,903	$153,903	$—	$—
Available-for-sale debt securities	—	—	—	—
Total	$153,903	$153,903	$—	$—
		Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$106,932	$106,932	$—	$—
Available-for-sale debt securities	1,511	—	1,511	—
Total	$108,443	$106,932	$1,511	$—

The fair value of our available-for-sale debt securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers.

7.	Debt

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Amortization expense associated with the debt issuance costs was approximately $373,000 for both the years ended December 31, 2017 and 2016.

As of December 31, 2017 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $70.1 million under our term loan. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million. Because we have letter of credits totaling approximately $286,000 relating to facility leases, we have approximately $82.2 million of available and unused borrowings under the revolving credit facility as of December 31, 2017.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of December 31, 2017, our applicable

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

margin was 1.25% and the interest rate on our outstanding loan was approximately 2.61%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2017, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments. As of December 31, 2017, such requirements were: (i) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.75 to 1.00; (ii) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (iii) our Liquidity as defined in the Credit Agreement must be greater than $20 million. As of December 31, 2017, our Consolidated Total Leverage Ratio was 0.31 to 1.00, our Fixed Charge Coverage Ratio was 23.95 to 1.00 and our Liquidity was approximately $236.1 million. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to December 31, 2017 are as follows (in thousands):

Amount
2018	$8,766
2019	10,828
2020	50,531
Thereafter	—
Total debt	70,125

Less debt issuance costs	1,091
Total debt, net of debt issuance costs	$69,034
8.	Accounts Payable and Accrued Expenses

The following table summarizes our accounts payable and accrued expenses as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Payroll and related accrual	$18,842	$15,168
Cost of revenue, inventory and materials accrual	979	977
Construction and facility expense accrual	167	1,899
Professional fees accrual	7,994	3,802
Sales and marketing related accrual	6,029	6,001
Operating expenses related accrual	37,004	32,794	(1)
Short-term financing obligations	17,207	15,554
Indirect tax accrual	7,675	2,491	(1)
Other accruals	7,179	7,519
Accounts payable and accrued expenses	$103,076	$86,205
(1)	Reclassification of prior year presentation.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	2017	2016
Land	$7,156	$7,156
Building	4,886	4,886
Building improvements	19,941	17,705
Leasehold improvements	2,965	2,003
Furniture and equipment	3,211	2,509
Computers and software	24,925	22,740
	63,084	56,999
Less accumulated depreciation and amortization	(25,577)	(20,170)
Property and equipment, net	$37,507	$36,829

During 2017, 2016 and 2015, depreciation and amortization expense related to property and equipment was approximately $5.4 million, $4.6 million and $3.9 million, respectively.

10.	Income Taxes

The income tax expense (benefit) consists of (in thousands):

	2017	2016	2015
Current:
Federal	$(5)	$2,400	$806
State	1,834	5,722	611
	1,829	8,122	1,417

Deferred:
Federal	9,029	37,377	(2,275)
State	(1,213)	(3,754)	(515)
	7,816	33,623	(2,790)
Income tax expense (benefit)	$9,645	$41,745	$(1,373)

Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal statutory tax rate as a result of the following (in thousands):

	2017	2016	2015
Income tax at U.S. federal statutory tax rate	$56,087	$40,941	$(1,950)
State income tax, net of federal benefit	1,825	4,127	(2)
Stock-based compensation	(57,358)	2,757	851
Nondeductible items	1,181	485	902
Research and development	(6,418)	(1,963)	—
Uncertain tax positions	850	(2,048)	173
Change in tax rate – other	614	(781)	(1,471)
Change in tax rate – U.S tax reform	13,017	—	—
Change in valuation allowance	410	—	—
Other, net	(563)	(1,773)	124
Income tax expense (benefit)	$9,645	$41,745	$(1,373)

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2017, 2016, and 2015 is primarily attributable to the effect of state income taxes, impact of tax reform, research and development tax credits, share-based compensation and other non-deductible permanent items.

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2017 and 2016 are presented below (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$3,709	$3,406
Tax credit carryforwards	21,680	16,091
Intangibles	5,534	12,891	(1)
Stock compensation	7,159	12,162
Accruals	7,970	7,771
Gross deferred tax assets	46,052	52,321
Less: Valuation allowance	(410)	—
Deferred tax assets, net of valuation allowance	45,642	52,321	(1)
Deferred tax liabilities:
Fixed assets	(591)	(726)
Federal benefit of state tax deferred tax assets	(1,903)	(2,813)
Gross deferred tax liabilities	(2,494)	(3,539	)(1)
Deferred tax assets, net	$43,148	$48,782
(1)	Reclassification of prior year presentation.

As of December 31, 2017, we have approximately $43.1 million of net deferred tax assets. In assessing whether a valuation allowance was necessary, management considered all available positive and negative evidence, including our recent earnings trend, expected future income and the federal and state effective tax rates related to the future income. On the basis of this evaluation, we have recorded a valuation allowance of $410,000 against certain state research and development credits for which the Company believes it is more likely than not that the realization of these deferred tax assets will not be realized.

We have NOL carry-forwards of approximately $17.3 million for federal income tax purposes at December 31, 2017 which can be carried forward to offset future taxable income. Our federal NOLs will begin to expire in 2031. We do not have any material state NOL tax carry-forwards.

We have available tax credit carry-forwards of approximately $14.6 million and $7.1 million, net of unrecognized tax benefit for federal and state income tax purposes, respectively at December 31, 2017, which can be carried forward to offset future taxable liabilities. The federal tax credits begin to expire in 2019 and under California law, the California tax credits do not have an expiration date.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2014	$(5,223)
Addition for tax positions of prior years	(251)
Addition for tax position of the current year	(560)
Settlement	—
Balance at December 31, 2015	$(6,034)
Additions for tax positions of prior years	(810)
Reduction for tax positions of prior years.	2,596
Additions for tax position of the current year	(2,156)
Settlement	251
Balance at December 31, 2016	$(6,153)
Additions for tax positions of prior years	(293)
Reduction for tax positions of prior years.	300
Additions for tax position of the current year	(3,504)
Balance at December 31, 2017	$(9,650)

Included in the balance of unrecognized tax benefits as of December 31, 2017, 2016, and 2015, are $9.7 million, $6.2 million, and $6 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Our policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no material interest or penalty expense during the years ended December 31, 2017, 2016 and 2015. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months.

We are subject to taxation in the U.S. and various state jurisdictions. We are subject to income tax examination by U.S. and state tax authorities for the calendar year ended December 31, 2014 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and credits were generated and carried forward, and make adjustments up to the amount of the NOLs and credits utilized in open tax years.

The Tax Cuts and Jobs Act (Tax Reform Act), was enacted on December 22, 2017, which significantly changes the U.S. corporate income tax system by, among other things, effecting a Federal corporate rate reduction from 35% to 21%, includes limitations on certain deductions including executive compensation arrangements, reduces the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, and repeals the corporate alternative minimum tax.

In connection with the Tax Reform Act, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information within one year from the enactment date of the Tax Reform Act. We have recorded a provisional reduction to our net deferred tax assets of $13 million, and a corresponding increase to income tax expense during the period related to the impact of the corporate income tax rate reduction. We have also analyzed the changes to the Section 162(m) limitations on performance-based compensation and have not recorded any adjustments in the provision. We are still awaiting further clarification on this portion of the new law. The estimated impact of the Tax Reform Act is subject to revision based upon further analysis and interpretation of the Tax Reform Act. We will continue to refine our estimates throughout the measurement period or until the accounting is complete, and the impact of the Tax Reform Act may differ from these estimates, possible materially, due to, among other things, changes in estimates and assumptions.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Employee Stock Plans

Stock Incentive Plans

Our 1999 Stock Incentive Plan (the “1999 Plan”), which became effective in June 1999, was the successor to the 1998 Stock Plan (the “1998 Plan”). Upon approval of the 1999 Plan, all outstanding options under the 1998 Plan were transferred to the 1999 Plan, and no further option grants were made under the 1998 Plan. All outstanding options under the 1998 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options. In June 2009, our 1999 Plan expired and no further options grants were made under the 1999 Plan. Our 2010 Equity Incentive Plan (the “2010 Plan”) was approved by our stockholders in June 2010. Under the 2010 Plan, we were initially authorized to issue 3,500,000 shares of common stock and stock units, although “full value” awards (such as restricted stock and restricted stock units) will be counted against the 2010 Plan’s overall limits as two shares (rather than one), while options and stock appreciation rights will be counted as one share. On September 9, 2014, our Board of Directors approved an amendment (the “2014 Amendment”) to our 2010 Plan, which was approved by our shareholders on June 17, 2015. Pursuant to the 2014 Amendment, the maximum aggregate number of shares of common stock and stock units available for the grant of awards under the 2010 Plan was increased by an additional 2,100,000 shares. On April 28, 2016, our Board of Directors adopted an amendment (the “2016 Amendment”) to increase the maximum aggregate number of shares of common stock and stock units available for grants by an additional 1,200,000 shares, which was approved by our shareholders on June 13, 2016. At December 31, 2017, the number of shares of common stock remaining available for future issuance under the equity compensation plans was 307,000 excluding the number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights. Except for the 2014 and 2016 Amendments to the Plan to increase the number of shares issuable under the Plan, the Plan otherwise remains unchanged.

On April 9, 2015, pursuant to the 2014 Amendment, our compensation committee approved additional performance-based stock option grants for certain employees. These additional option awards granted under the 2014 Amendment vest monthly in equal parts over a 36-month period that commenced on the closing of our acquisition of Endicia, except for the awards for a former employee which were fully expensed on an accelerated basis in the third quarter of 2017 based on specific events and circumstances of the employee’s status change to a consultant in the third quarter of 2017. The number of options issued was approximately 175,000. For these awards subject to performance conditions, the fair value per award was fixed at the grant date on June 17, 2015, the date the 2014 Amendment was approved by the shareholders. For the years ended December 31, 2017, 2016 and 2015, the total stock-based compensation expense for these performance-based awards was approximately $2.4 million, $1.3 million and $646,000, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option activity is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	2,969	$28.91	8.8 years	$56,652
Granted	694	$65.96
Forfeited or expired	(98)	$37.43
Exercised	(459)	$23.73
Outstanding at December 31, 2015	3,106	$37.75	8.3 years	$223,214
Granted	816	$91.36
Forfeited or expired	(198)	$72.72
Exercised	(432)	$30.04
Outstanding at December 31, 2016	3,292	$49.95	7.9 years	$213,066
Granted	1,167	$133.19
Forfeited or expired	(102)	$94.68
Exercised	(1,612)	$39.15
Outstanding at December 31, 2017	2,745	$89.99	8.2 years	$269,018
Exercisable at December 31, 2017	1,153	$53.71	7.0 years	$154,764

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $188.00 at December 29, 2017, the last trading day of 2017, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average fair value of stock options granted for 2017, 2016 and 2015 using the Black-Scholes valuation method are as follows:

	2017	2016	2015
Weighted average fair value of stock options with an exercise price equal to the market price on the grant date	$47.17	$32.27	$23.19
Weighted average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$47.17	$32.27	$23.19

Weighted average exercise prices for stock options exercised in 2017 are as follows:

2017
Weighted average exercise price of stock options with an exercise price equal to the market price on the grant date	$39.15
Weighted average exercise price of stock options with an exercise price greater than the market price on the grant date	—
Total weighted average exercise price	$39.15

The weighted average grant date fair value of options vested during 2017, 2016 and 2015 was $32.52, $30.68 and $12.46, respectively. The total intrinsic value of options exercised during 2017, 2016 and 2015 was approximately $240.0 million, $36.5 million and $39.4 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the status of our non-vested stock options as of December 31, 2017:

	Non-vested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value per Option
Non-vested at December 31, 2016	1,582	$30.35
Granted	1,167	$47.17
Vested	(1,055)	$32.52
Forfeited / Cancelled	(102)	$33.44
Non-vested at December 31, 2017	1,592	$41.72

As of December 31, 2017, there was $62.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2 years.

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

In addition, in connection with the ShippingEasy acquisition we made inducement stock option grants for an aggregate of 62,000 shares of Stamps.com common stock to 48 employees. Each option vested 25% on the one year anniversary of the grant date and the remaining 75% vest in approximately equal monthly increments over the succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of July 1, 2016.

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

In July 2009, our Board of Directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. As of December 31, 2017 and 2016, we had approximately 1.5 million shares and 1.6 million shares available for issuance under our ESPP, respectively. Total shares of common stock issued pursuant to the ESPP during 2017, 2016 and 2015 were approximately 36,000, 35,000, and 49,000, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Savings Plan

We have a savings plan for all eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute any percentage of their pretax salary, but not more than statutory dollar limits. We match participant contributions up to certain limitations. We expensed approximately $1.4 million, $1.1 million and $650,000 in 2017, 2016 and 2015, respectively, related to this plan.

12.	Commitments and Contingencies

Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

On February 8, 2018, a putative class action complaint was filed against us in the United States District Court for the Central District of California, Western Division, alleging wage and hour claims on behalf of our current and former “non-exempt” hourly call center employees. We expect to defend this case vigorously. Due to the preliminary nature of the case, an estimate of the possible loss or range of loss, if any, cannot be determined.

The Company had not accrued any amounts related to any of the Company’s legal proceedings as of December 31, 2017.

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

Commitments

The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2021. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease. Rent expense was approximately $3.8 million, $3.0 million, and $874,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments, which are summarized in Note 7- “Debt”), which consist of future minimum lease payment under operating leases as of December 31, 2017 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2018	$3,507
2019	1,373
2020	1,400
2021	860
Thereafter	—
Total	$7,140

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described in Note 12 − “Commitments and Contingencies” in our Notes to Consolidated Financial Statements..

14.	Quarterly Information (Unaudited)
	Quarter Ended
	March	June	September(1)	December(1)
	(in thousands except per share data)
Fiscal Year 2017:
Revenues	$105,040	$116,140	$115,062	$132,467
Gross profit	87,302	97,051	93,528	111,602
Income from operations	34,648	41,692	35,660	51,503
Net income	33,138	31,040	46,225	40,200
Net income per share:
Basic	$1.96	$1.83	$2.71	$2.30
Diluted	$1.82	$1.71	$2.49	$2.15
Weighted average shares outstanding:
Basic	16,902	16,930	17,073	17,484
Diluted	18,170	18,125	18,548	18,699

Fiscal Year 2016:
Revenues	$81,837	$84,013	$92,559	$105,896
Gross profit	67,215	70,293	75,832	87,993
Income from operations	22,219	24,967	31,591	41,443
Net income	13,238	14,291	18,672	29,028
Net income per share:
Basic	$0.76	$0.82	$1.08	$1.71
Diluted	$0.71	$0.79	$1.03	$1.61
Weighted average shares outstanding:
Basic	17,357	17,384	17,218	17,018
Diluted	18,664	18,192	18,120	18,026

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.

(1)	The third and fourth quarter results of 2016 through the results of 2017 include the impact of the Company’s acquisition of ShippingEasy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 28th day of February 2018.

STAMPS.COM INC.

By:	/s/ KENNETH MCBRIDE
Kenneth McBride Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH MCBRIDE	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Kenneth McBride

/s/ JEFF CARBERRY	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
Jeff Carberry

*	Director	February 28, 2018
Mohan P. Ananda

*	Director	February 28, 2018
David Habiger

*	Director	February 28, 2018
G. Bradford Jones

*	Director	February 28, 2018
Theodore R. Samuels

*By Kenneth McBride as Attorney-in-fact.