Form 10-Q
period 2018-03-31
STAMPS.COM INC
filed 2018-05-10
CIK 1082923

________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

(310) 482-5800
(Registrant's Telephone Number, Including Area Code)

________________________________________________________________________________________________________________________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of April 30, 2018, there were 17,923,853 shares of the Registrant's Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,848	$153,903
Accounts receivable, net	92,064	80,797
Current income taxes	21,648	22,344
Other current assets	16,052	14,449
Total current assets	325,612	271,493
Property and equipment, net	36,598	37,507
Goodwill	239,705	239,705
Intangible assets, net	76,981	80,990
Deferred income taxes, net	42,276	43,148
Other assets	6,224	6,261
Total assets	$727,396	$679,104

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$103,653	$103,076
Deferred revenue	3,842	3,871
Current portion of debt, net of debt issuance costs	8,907	8,392
Total current liabilities	116,402	115,339
Long-term debt, net of debt issuance costs	58,158	60,642
Other liabilities	6,182	5,310
Total liabilities	180,742	181,291
Commitments and contingencies (Note 3)
Stockholders' equity:
Common stock, $.001 par value per share
Authorized shares: 47,500 in 2018 and 2017
Issued shares: 32,628 in 2018 and 32,177 in 2017
Outstanding shares: 17,883 in 2018 and 17,573 in 2017	55	55
Additional paid-in capital	991,388	962,227
Treasury stock, at cost, 14,745 shares in 2018 and 14,604 in 2017	(414,910)	(387,545)
Accumulated deficit	(29,886)	(76,930)
Accumulated other comprehensive income	7	6
Total stockholders' equity	546,654	497,813
Total liabilities and stockholders' equity	$727,396	$679,104

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Service	$120,916	$92,420
Product	5,679	5,714
Insurance	4,368	4,440
Customized postage	2,580	2,442
Other	22	24
Total revenues	133,565	105,040
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	20,649	12,676
Product	1,751	1,802
Insurance	998	1,368
Customized postage	2,129	1,892
Total cost of revenues	25,527	17,738
Gross profit	108,038	87,302
Operating expenses:
Sales and marketing	25,748	23,150
Research and development	12,073	10,522
General and administrative	21,016	18,982
Total operating expenses	58,837	52,654
Income from operations	49,201	34,648
Interest expense	(590)	(880)
Interest and other income	49	30
Income before income taxes	48,660	33,798
Income tax expense	1,616	660
Net income	$47,044	$33,138
Net income per share:
Basic	$2.67	$1.96
Diluted	$2.54	$1.82
Weighted average shares outstanding:
Basic	17,644	16,902
Diluted	18,511	18,170

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$47,044	$33,138
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	1	(2)
Comprehensive income	$47,045	$33,136

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$47,044	$33,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,335	5,227
Stock-based compensation expense	7,548	11,367
Deferred income tax expense	872	2,817
Accretion of debt issuance costs	93	93
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(11,267)	790
Other current assets	(1,603)	(1,682)
Current income taxes	696	—
Other assets	37	(523)
Deferred revenue	(29)	(34)
Other liabilities	872	—
Accounts payable and accrued expenses	5,690	(2,399)
Net cash provided by operating activities	55,288	48,794

Investing activities:
Purchase of long-term investments	—	(4)
Acquisition of property and equipment	(447)	(3,065)
Net cash used in investing activities	(447)	(3,069)

Financing activities:
Proceeds from short term financing obligation, net of repayments	(938)	(545)
Principal payments on term loan	(2,062)	(1,547)
Payment on revolving credit facility	—	(10,000)
Proceeds from exercise of stock options	19,632	18,797
Issuance of common stock under Employee Stock Purchase Plan	1,981	1,469
Repurchase of common stock	(27,365)	(43,896)
Payments related to tax withholding for share-based compensation	(4,144)	—
Net cash used in financing activities	(12,896)	(35,722)
Net increase in cash and cash equivalents	41,945	10,003
Cash and cash equivalents at beginning of period	153,903	106,932
Cash and cash equivalents at end of period	$195,848	$116,935

Supplemental information:
Accrual for payment of employee income taxes	$—	$799
Capital expenditures accrued but not paid at period end	$—	$641
Tenant improvement allowance	$—	$355

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 28, 2018.

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of March 31, 2018, our results of operations for the three months ended March 31, 2018, and our cash flows for the three months ended March 31, 2018.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

Basis of Consolidation

The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of entities in which we have a 100% voting control, which includes Stamps.com Inc., Auctane LLC (ShipStation), Interapptive, Inc. (ShipWorks), PSI Systems Inc. (Endicia), ShippingEasy Group, Inc. (ShippingEasy) and PhotoStamps Inc. In July 2016, we completed our acquisition of 100% of the outstanding shares of ShippingEasy. Please see Note 2 - “Acquisitions” in our Notes to Consolidated Financial Statements for further description.
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

Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $2.1 million of revenue recognized in the three months ended March 31, 2018 was included in the deferred revenue balance at December 31, 2017.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s debt is not publicly traded and the carrying amount typically approximates fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 fair value inputs as defined in Note 8 in our Consolidated Financial Statements.
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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of our reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of our reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of our reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of our reporting unit's goodwill, the difference is recognized as an impairment loss. As of March 31, 2018, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2018, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful life of the asset, generally three to five years for furniture, fixtures, and equipment and ten to forty years for building and building improvements. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.  We have a policy of capitalizing expenditures that materially increase assets' useful lives and charging ordinary maintenance and repairs to operations as incurred. When property or equipment is disposed of, the cost and related accumulated depreciation and amortization are removed, and any gain or loss is included in income from operations.

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

Revenue Recognition

We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Our payment terms vary by the products and services offered. The term between billings and when payment is due is not significant.

Revenues are presented on a disaggregated basis on the consolidated statements of income.

Service revenues are recognized at a point in time, as transactions are processed, or over a period of time, typically one month or less. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee based on a subscription plan which may be waived or refunded for certain customers; (2) we may be compensated directly by the United States Postal Service (USPS) for certain qualifying customers under our USPS partnership; (3) we may earn transaction related revenue based on customers purchasing postage or printing shipping labels; (4) we may earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners; and (5) we may earn other types of revenue shares or other compensation from specific customers or integration partners.

Customers may purchase postage and other delivery services from the USPS and other carriers through our mailing and shipping solutions.  When funds are transferred directly from customers to the carrier, these funds are not recognized as revenue. We also provide mailing and shipping services for which the cost of postage or delivery is included in the cost of the service and, therefore, is recognized as service revenue.

Product revenue consists of products sold through the mailing and shipping supplies stores which are available to our customers from within some of our mailing and shipping solutions. Products sold include shipping labels, mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. We recognize product revenue on product purchases upon delivery of the order to the customer.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three months ended March 31, 2018 or 2017, respectively.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt, to fund certain Company operations.  Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of March 31, 2018, we had $16.3 million in short-term financing obligations and $89.2 million of unused credit. As of December 31, 2017, we had $17.2 million in short-term financing obligations and $103.4 million of unused credit.

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

We account for forfeitures as they occur. Prior to the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in 2017, share-based compensation expense was recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any.

We use the Black-Scholes-Merton option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to use a number of complex estimates and subjective assumptions, including stock price volatility, expected term, risk-free interest rates, and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed at the date of grant.  The estimated expected life represents the weighted average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.

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

Treasury Stock

During the three-months ended March 31, 2018 and March 31, 2017, we repurchased approximately 120,000 shares and 356,000 shares for $23.2 million and $43.9 million, respectively. Also, during the three-months ended March 31, 2018 and March 31, 2017, we withheld 21,076 and 6,670 of shares, respectively, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and Chief Technology Officer of ShippingEasy as described in Note 2 - “Acquisitions.”

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting Guidance Adopted in 2018

Definition of a Business

In January 2017, the FASB issued ASU 2017-01, guidance that changes the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If this threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance became effective on a prospective basis for the Company on January 1, 2018. The Company's adoption of the guidance on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

Modification of Share-Based Payments

In May 2017, the FASB issued ASU 2017-09, guidance that clarifies when changes to the terms and conditions of share-based awards must be accounted for as modifications. The guidance does not change the accounting treatment for modifications. The guidance became effective for the Company on January 1, 2018 and was adopted on a prospective basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. This ASU superseded the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using U.S. GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may be required to use more judgment and make more estimates than under current authoritative guidance.

During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The new revenue recognition standard became effective for the Company on January 1, 2018 and could be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

On January 1, 2018, the Company adopted the guidance under the modified retrospective method. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

Accounting Guidance Not Yet Adopted

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, a standard which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The guidance will become effective on a prospective basis for the Company on January 1, 2020 and is not expected to have a material impact on the Company's consolidated financial statements.

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

In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was probable, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations. In fiscal 2017, we determined the achievement of 100% of the earnings target for the twelve months ended December 31, 2017 was probable, therefore, we recognized approximately $4.9 million of stock-based compensation expense, representing 56,638 shares, for these inducement equity awards during the year ended December 31, 2017. The equity award for the second phase was issued in the first quarter of 2018 with 35,562 shares distributed and 21,076 shares withheld to satisfy income tax obligations. In the first quarter of 2018, we determined the achievement of 100% of the earnings target for the twelve months ended December 31, 2018 is probable, therefore, we recognized approximately $189,000 of stock-based compensation expense, representing 25% of the 8,713 shares that would be earned in the year ending December 31, 2018, for these inducement equity awards during the three months ended March 31, 2018.

We also issued inducement stock option grants for an aggregate of approximately 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy.

3.    Commitments and Contingencies

Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations, or cash flows.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 8, 2018, a putative class action complaint was filed against us in a case entitled Juan Lopez and Nicholas Dixon v. Stamps.com, Inc., Case No. 2:18-cv-01101, in the United States District Court for the Central District of California, Western Division, alleging wage and hour claims on behalf of our current and former “non-exempt” hourly call center employees. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. We expect to defend this case vigorously. Due to the preliminary nature of the case, an estimate of the possible loss or range of loss, if any, cannot be determined.

The Company had not accrued any amounts related to any of the Company’s legal proceedings as of March 31, 2018 and December 31, 2017, respectively.

Although management at present believes that the ultimate outcome of the various routine proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. An unfavorable outcome for an amount in excess of management's present expectations may result in a material adverse impact on our business, results of operations, financial position, and overall trends.

Commitments

The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2021. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.  Rent expense for the three months ended March 31, 2018 was approximately $933,000.  Rent expense for the three months ended March 31, 2017 was approximately $1.0 million.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments), which consist of minimum operating lease payments as of March 31, 2018 (in thousands):

Twelve Month Period Ending March 31,	Operating Lease Obligations
2019	$2,889
2020	1,379
2021	1,407
2022	507
Thereafter	—
Total	$6,182

4.    Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income	$47,044	$33,138

Basic - weighted average common shares	17,644	16,902
Diluted effect of common stock equivalents	867	1,268
Diluted - weighted average common shares	18,511	18,170

Earnings per share:
Basic	2.67	1.96
Diluted	2.54	1.82

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Anti-dilutive stock options	95	—

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.    Stock-Based Compensation

Compensation expense for employee stock options granted is generally recognized using the straight-line method over their respective vesting periods of up to five years. Starting in the third quarter of fiscal 2016, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition as described in Note 2 - "Acquisitions."

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense relating to:
Stock options	$7,191	$11,135
Employee stock purchases	357	232
Total stock-based compensation expense	$7,548	$11,367
Stock-based compensation expense relating to:
Cost of revenues	$483	$548
Sales and marketing	1,518	2,307
Research and development	1,927	2,496
General and administrative	3,620	6,016
Total stock-based compensation expense	$7,548	$11,367

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Expected dividend yield	—%	—%
Risk-free interest rate	2.3%	1.5%
Expected volatility	50.5%	46.6%
Expected life (in years)	3.4	3.4

6.    Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in business combinations.

Goodwill was approximately $239.7 million as of March 31, 2018 and December 31, 2017, respectively.

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships and other totaling approximately $125.4 million in gross carrying amount as of both March 31, 2018 and December 31, 2017.  Non-amortizable assets of $11.4 million as of both March 31, 2018 and December 31, 2017 consist primarily of the trade name relating to the Endicia acquisition.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our amortizable intangible assets as of March 31, 2018 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,832	$57	1.2
Customer Relationships	60,816	24,663	36,153	3.7
Technology	40,048	12,596	27,452	5.6
Non-Compete	2,211	1,405	806	1.8
Trademark	2,004	880	1,124	4.4
Total amortizable intangible assets at March 31, 2018	$113,968	$48,376	$65,592	4.4

The following table summarizes our amortizable intangible assets as of December 31, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,820	$69	1.5
Customer Relationships	60,816	22,170	38,646	3.9
Technology	40,048	11,297	28,751	5.9
Non-Compete	2,211	1,280	931	2.0
Trademark	2,004	800	1,204	4.6
Total amortizable intangible assets at December 31, 2017	$113,968	$44,367	$69,601	4.6

We recorded amortization of intangible assets totaling approximately $4.0 million for each of the three months ended March 31, 2018 and 2017. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of income.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending March 31,	Estimated Amortization Expense
2019	$15,755
2020	15,594
2021	15,336
2022	10,459
2023	3,411
Thereafter	5,037
Total	$65,592

7.    Income Taxes

Our income tax expense for the three months ended March 31, 2018 and 2017 was $1.6 million and $660,000, respectively. The income tax expense for the three months ended March 31, 2018 was primarily due to our pre-tax income multiplied by an estimated annual effective tax rate and discrete tax benefits of approximately $10.7 million recorded during the quarter related to exercises of stock awards.  The income tax expense for the three months ended March 31, 2017 was primarily due to our pre-tax income multiplied by an estimated annual effective tax rate and discrete tax benefits of approximately $12.6 million recorded during the quarter related to exercises of stock awards. Our income tax expense for the three months ended March 31, 2018 was higher than our income tax expense for the three months ended March 31, 2017 primarily due to higher pre-tax income and lower discrete tax benefits related to exercises of stock awards.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for tax benefits from exercises of stock awards and research and development tax credits, as well as nondeductible items and state taxes.  As of March 31, 2018 and December 31, 2017, we have recorded a valuation allowance of $490,000 and $410,000 against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized.

We recorded provisional amounts as of December 31, 2017 related to certain income tax effects of the Tax Cuts and Jobs Act enacted December 22, 2017 under guidance set forth in Staff Accounting Bulletin No. 118 (SAB 118). These amounts have not been adjusted as of March 31, 2018, and we will continue to monitor any changes to the provisional amounts during the measurement period or until the accounting is complete. Any subsequent adjustment to the these amounts will be recorded to current tax expense in the quarters of 2018 when the analysis is complete.

8.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$195,848	$195,848	—	—
Total	$195,848	$195,848	—	—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$153,903	$153,903	—	—
Total	$153,903	$153,903	$—	—

9.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at March 31, 2018 and December 31, 2017. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At March 31, 2018 and December 31, 2017, we had no material investments.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash and cash equivalents as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$189,308	—	—	$189,308
Money market	6,540	—	—	6,540
Cash and cash equivalents	$195,848	—	—	$195,848

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$147,386	—	—	$147,386
Money market	6,517	—	—	6,517
Cash and cash equivalents	$153,903	—	—	$153,903

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this "Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "projects," "seeks," "intends," "plans," "could," "would," "may" or other similar expressions in this Report. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on beliefs and assumptions made by us and information available to us at the time made.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Please refer to the risk factors under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2017 as well as those described elsewhere in this Report and in our other public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Our registered trademarks include Stamps.com, Endicia, ShipStation, Auctane, ShipWorks, ShippingEasy, NetStamps, PhotoStamps, and the Stamps.com logo. This Report also references trademarks of other entities.  References in this Report to "we" "us" "our" or "Company" are references to Stamps.com Inc. and its subsidiaries.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States. Under the Stamps.com and Endicia® brands, customers use our USPS only solutions to mail and ship a variety of mail pieces and packages through the USPS.  Customers using our solutions receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999.  Endicia became a USPS-approved PC Postage vendor in 2000. Under the ShipStation®, ShipWorks®, and ShippingEasy® brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as the USPS, UPS, FedEx, and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, and warehouse shippers.

Mailing and Shipping Business References

When we refer to our "mailing and shipping business," we are referring to our mailing and shipping products and services including our USPS and multi-carrier mailing and shipping solutions, mailing and shipping integrations, mailing and shipping supplies stores, and branded insurance offerings. We do not include our customized postage business when we refer to our mailing and shipping business. When we refer to our "mailing and shipping revenue," we are referring to our service, product, and insurance revenue generated by our mailing and shipping customers. We do not include our customized postage revenue generated by our customized postage business in our "mailing and shipping revenue."

Services and Products

Mailing and Shipping Business

We offer the following mailing and shipping products and services to our customers under the Stamps.com, Endicia, ShipStation, ShipWorks, and ShippingEasy brands:

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

Our USPS mailing and shipping solutions enable users to print "electronic postage" directly onto envelopes, plain paper, or labels using only a standard personal computer, printer, and Internet connection. Our solutions support a variety of USPS mail classes including First Class Mail®, Priority Mail, Priority Mail Express, Media Mail®, Parcel Select®, and others. Customers can also add USPS Special Services to their mail pieces, such as USPS Tracking®, Signature Confirmation™, Registered Mail™, Certified Mail™, Insured Mail, Return Receipt, Collect on Delivery, and Restricted Delivery. Our customers can print postage (1) on NetStamps® or DYMO Stamps® labels, which can be used just like regular stamps, (2) on envelopes and postcards or on labels in a single step process that saves time and provides a professional look, (3) on plain 8.5" x 11" paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

Our mailing and shipping solutions incorporate address verification technology that verifies each destination address for mail or packages sent using our solutions against a database of all known addresses in the United States. Our mailing and shipping solutions are also integrated with common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. Our shipping solutions feature integrations with hundreds of partners and carriers including popular shipping management products, shopping carts, online marketplaces, and other e-commerce solutions.

We target different customer categories with service plans that provide various features and capabilities. We target smaller offices, home offices, and smaller online sellers that need a more basic set of mailing and shipping features. We target larger enterprises that need a richer set of mailing capabilities such as multiple-user functionality, automated Certified Mail forms, additional reference codes and higher allowable postage balances. We target shippers such as e-commerce merchants, online retailers, fulfillment houses, warehouses, and large retailers that need shipping specific features such as direct integration into the customer's order databases, faster label printing speed, and the ability to customize and save shipping profiles. We target large corporations with multiple geographic locations that need enhanced reporting and the ability for a central location, such as a corporate headquarters, to have greater visibility and control over postage expenditures across their distributed network of locations.  We target large volume mailers that need features designed for presort mail, Certified Mail, and bulk address updating.

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

Multi-Carrier Shipping Solutions

We offer multi-carrier shipping solutions through our ShipStation, ShipWorks, and ShippingEasy brands.  ShipStation, ShipWorks, and ShippingEasy offer leading multi-carrier solutions for shippers including e-commerce merchants, online retailers, warehouses, fulfillment houses, large retailers, and other types of shippers that use multiple carriers such as the USPS, UPS, FedEx, and others.

ShippingEasy, which we acquired on July 1, 2016, offers web-based multi-carrier shipping solutions that allow online retailers and e-commerce merchants to organize, process, fulfill, and ship their orders quickly and easily. ShippingEasy's solutions feature over 50 integrations with partners and carriers, including marketplaces, shopping carts, and e-commerce platforms, allowing its customers to import and export fulfillment and tracking data in real time across all of their selling channels. ShippingEasy's solutions download orders from all selling channels and automatically map custom shipping preferences, rates, and delivery options across all of its supported carriers. ShippingEasy's easy-to-use solutions also include complimentary access to ShippingEasy customer service shipping specialists helping merchants to streamline workflow and save on shipping costs.

ShipWorks, which we acquired on August 29, 2014, offers software-based multi-carrier shipping solutions that target e-commerce merchants, online retailers, fulfillment houses, and warehouses.  ShipWorks offers simple, powerful, and easy to use solutions for shippers. ShipWorks' solutions feature over 100 integrations with partners and carriers, including marketplaces, shopping carts and e-commerce platforms. ShipWorks offers multi-carrier shipping options and features including importing orders from any marketplace or shopping cart, easily comparing shipping rates and services, sending email notifications to buyers, updating online order status, generating reports, and many more.

ShipStation, which we acquired on June 10, 2014, offers web-based multi-carrier shipping solutions under the brand names ShipStation and Auctane® that target e-commerce merchants, online retailers, fulfillment houses, and warehouses.  ShipStation's solutions feature over 200 integrations with partners and carriers, including marketplaces, shopping carts, and e-commerce platforms. ShipStation offers multi-carrier shipping options and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.

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

We have integration partnerships with the USPS where we provide electronic postage for mailing and shipping transactions generated by certain USPS-branded programs. For example, we provide the electronic postage for Click-N-Ship®, a web-based service available at USPS.com that allows USPS customers to purchase and print shipping labels for certain domestic and international mail classes or packages at no additional mark-up over the cost of postage.

In addition, ShipStation, ShipWorks, and ShippingEasy have hundreds of integrations with partners and carriers, including marketplaces, shopping carts, and e-commerce platforms as part of their multi-carrier shipping solutions.  Integrations with partners include Amazon, eBay, PayPal, Shopify, BigCommerce, Magento, Volusion, ChannelAdvisor, Yahoo! Stores, and many others.  Carrier integrations include USPS, FedEx, UPS, DHL, Canada Post, UPS Canada, FedEx Canada, and many others.

Mailing & Shipping Supplies Stores

Stamps.com and Endicia's mailing & shipping supplies stores (our "Supplies Stores") are available to our customers from within our mailing and shipping solutions and sell NetStamps labels, DYMO Stamp labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Stores feature store catalogs, messaging regarding free or discounted shipping promotions, cross-selling product recommendations during the checkout process, product search capabilities, and same-day shipping of orders with expedited shipping options.  Our multi-carrier solutions do not have mailing and shipping supplies stores as part of their solutions.

Branded Insurance

We offer branded insurance for USPS packages to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is offered by all our brands including Stamps.com, Endicia, ShipStation, ShipWorks, and ShippingEasy as part of their USPS and multi-carrier solutions. Our branded insurance is provided by our insurance providers.

International

We offer International postage solutions for both our US domestic customers shipping outside the country and, primarily through our subsidiaries, postage solutions for customers outside the United States directly from international posts. Some of our partners include the French Post, Royal Mail, Canada Post, and Australia Post.

Customized Postage

We offer customized postage under the PhotoStamps® brand name.  Customized postage is a patented form of postage that allows consumers to turn digital photos, designs or images into valid USPS-approved postage. With these products, individuals or businesses can create customized USPS-approved postage using pictures of their children, pets, vacations, celebrations, business logos, and more. Customized postage can be used as regular postage to send letters, postcards or packages. PhotoStamps are available from our www.photostamps.com website.

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

Please see Note 2 - "Acquisitions" in our Notes to Consolidated Financial Statements for further description.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Total revenue increased 27% to $133.6 million in the three months ended March 31, 2018 from $105.0 million in the three months ended March 31, 2017. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $131.0 million in the three months ended March 31, 2018, an increase of 28% from $102.6 million in the three months ended March 31, 2017. Customized postage revenue increased 6% to $2.6 million in the three months ended March 31, 2018 from $2.4 million in the three months ended March 31, 2017.

The following table sets forth the breakdown of revenue for the three months ended March 31, 2018 and 2017 and the resulting percentage change (revenue in thousands):

	Three months ended March 31,
	2018	2017	% Change
Revenues
Service	$120,916	$92,420	30.8%
Product	5,679	5,714	(0.6)%
Insurance	4,368	4,440	(1.6)%
Mailing and shipping revenue	130,963	102,574	27.7%
Customized postage	2,580	2,442	5.7%
Other	22	24	(8.3)%
Total revenues	$133,565	$105,040	27.2%

We define "paid customers" for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average monthly revenue per paid customer (ARPU) as one-third of quarterly mailing and shipping revenue divided by paid customers.  We define lost paid customers (Lost Paid Customers) as customers from whom we successfully collected service fees or otherwise earned revenue at least once during the previous quarter but not during the current quarter, less recaptured paid customers. We define monthly paid customer cancellation rate (Monthly Churn) as a fraction, the numerator of which is the quotient of Lost Paid Customers in a quarter divided by the sum of paid customers in the prior quarter and new paid customers in the current quarter, and the denominator of which is three months.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter
2018	740
2017	722

The following table sets forth the growth in paid customers and average monthly revenue per paid customer for our mailing and shipping business (in thousands except average monthly revenue per paid customer and percentage):

	Three months ended March 31,
	2018	2017	% Change
Paid customers for the quarter	740	722	2.6%
Average monthly revenue per paid customer	$58.96	$47.36	24.5%
Mailing and shipping revenue	$130,963	$102,574	27.7%

The increase in paid customers is primarily the result of increased sales and marketing spend and better performance in our marketing programs.

The increase in our average monthly revenue per paid customer was primarily the result of the growth in our shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees and growth in international service offerings to our domestic customers.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2018	2017
Revenues
Service	$120,916	$92,420
Product	5,679	5,714
Insurance	4,368	4,440
Customized postage	2,580	2,442
Other	22	24
Total revenues	$133,565	$105,040
Revenue as a percentage of total revenues
Service	90.5%	88.0%
Product	4.3%	5.5%
Insurance	3.3%	4.2%
Customized postage	1.9%	2.3%
Other	0.0%	0.0%
Total revenue	100.0%	100.0%

Our revenue is derived primarily from five sources: (1) service and transaction related revenues from our USPS mailing and shipping services, our multi-carrier shipping services and our mailing and shipping integrations; (2) product revenue from the direct sale of consumables and supplies through our Supplies Stores; (3) package insurance revenue from our branded insurance offerings; (4) customized postage revenue from the sale of PhotoStamps postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers.

We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee based on a subscription plan which may be waived or refunded for certain customers; (2) we may be compensated directly by the USPS for certain qualifying customers under our USPS partnership; (3) we may earn transaction related revenue based on customers purchasing postage or printing shipping labels; (4) we may earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners; and (5) we may earn other types of revenue shares or other compensation from specific customers or integration partners.

Service revenue increased 31% to $120.9 million in the three months ended March 31, 2018 from $92.4 million in the three months ended March 31, 2017. The increase in service revenue during the three months ended March 31, 2018 consisted of a 28% increase in our average service revenue per paid customer (Service Revenue ARPU) and a 3% increase in the number of our average paid customers.

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

Product revenue was $5.7 million in both the three months ended March 31, 2018 and three months ended March 31, 2017. Product revenue is primarily driven by labels, such as NetStamps and DYMO Stamps, which are used for mailing.  As our growth in postage has been driven more by shipping than mailing over the recent years, our product revenue has not kept pace with our growth in total revenue and is approximately flat year over year.

Insurance revenue was $4.4 million in both the three months ended March 31, 2018 and three months ended March 31, 2017.  Our insurance revenue was approximately flat year over year, despite the growth in service revenue, primarily due to the increase in high volume shipper customers.  High volume shipper customers often self-insure, so while the high volume shipping business results in higher service fee revenue, it may not result in higher insurance revenue.

Customized postage revenue increased 6% to $2.6 million in the three months ended March 31, 2018 from $2.4 million in the three months ended March 31, 2017.  The increase was primarily attributable to increases in high volume customer orders. High volume order sales are unpredictable and vary from quarter to quarter.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2018	2017
Cost of revenues
Service	20,649	12,676
Product	1,751	1,802
Insurance	998	1,368
Customized postage	2,129	1,892
Total cost of revenues	$25,527	$17,738
Cost as percentage of associated revenue
Service	17.1%	13.7%
Product	30.8%	31.5%
Insurance	22.8%	30.8%
Customized postage	82.5%	77.5%
Total cost as a percentage of total revenues	19.1%	16.9%

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, vendor costs and expenses, and customer misprints that do not qualify for reimbursement from the USPS.  Cost of product revenue principally consists of the cost of products sold through our Supplies Stores and the related costs of shipping and handling.  The cost of insurance revenue principally consists of parcel insurance offering costs through our third party insurance providers.  Cost of customized postage revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs.

Cost of service revenue increased 63% to $20.6 million in the three months ended March 31, 2018 from $12.7 million in the three months ended March 31, 2017. The increase during the three months ended March 31, 2018 was primarily attributable to (1) $5.3 million increase in vendor costs and expenses in connection with services for which we include such costs and expenses in revenue and cost of service and (2) higher credit card processing fees, which increased by $1.6 million, directly related to our higher revenue. Promotional expenses were not material in the three months ended March 31, 2018 and 2017.

Cost of service revenue as a percent of service revenue was 17% in the three months ended March 31, 2018 and 14% in the three months ended March 31, 2017. The increase is primarily attributable to the increase in vendor costs and expenses in connection with services for which we include such costs and expenses in revenue and cost of service.

Cost of product revenue was $1.8 million in both the three months ended March 31, 2018 and the three months ended March 31, 2017.  Cost of product revenue as a percent of product revenue was 31% in the three months ended March 31, 2018 and 32% in the three months ended March 31, 2017.

Cost of insurance revenue decreased 27% to $1.0 million in the three months ended March 31, 2018 from $1.4 million in the three months ended March 31, 2017. The decrease was primarily attributable to lower cost as a result of a renegotiated contract.

Cost of insurance revenue as a percent of insurance revenue was 23% in the three months ended March 31, 2018 and 31% in the three months ended March 31, 2017. The decrease is due to the decreased costs of insurance revenue.

Cost of customized postage revenue increased 13% to $2.1 million in the three months ended March 31, 2018 from $1.9 million in the three months ended March 31, 2017. The increase in cost of customized postage revenue during the three months ended March 31, 2018 is due to the increase in our customized postage volume.

Cost of customized postage revenue as a percent of customized postage revenue was 83% in the three months ended March 31, 2018 and 77% in the three months ended March 31, 2017. The increase was primarily the result of the increase in high volume orders which have a lower profit margin compared to website sales.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Sales and marketing	$25,748	$23,150
Research and development	12,073	10,522
General and administrative	21,016	18,982
Total operating expenses	$58,837	$52,654
Operating expenses as a percent of total revenues:
Sales and marketing	19.3%	22.0%
Research and development	9.0%	10.0%
General and administrative	15.7%	18.1%
Total operating expenses as a percentage of total revenues	44.1%	50.1%

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

Sales and marketing expense increased 11% to $25.7 million in the three months ended March 31, 2018 from $23.2 million in the three months ended March 31, 2017.  The increase during the three months ended March 31, 2018 was primarily attributable to an increase in discretionary marketing spend of $2.0 million and a net increase in headcount-related expenses including stock-based compensation of $0.4 million.

Sales and marketing expense as a percent of total revenue was 19% in the three months ended March 31, 2018 which was down compared to 22% in the three months ended March 31, 2017. The decline during the three months ended March 31, 2018 was primarily attributable to our ability to leverage our sales and marketing spend, which is expensed as incurred, relative to the year-over-year growth in our average monthly revenue per paid customer.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.

Research and development expense increased 15% to $12.1 million in the three months ended March 31, 2018 from $10.5 million in the three months ended March 31, 2017. The increase during the three months ended March 31, 2018 was primarily attributable to a net increase in headcount-related expense including stock-based compensation of $1.0 million. The increases in headcount-related expenses were incurred to support our expanded product offerings and technology infrastructure investments.

Research and development expense as a percent of total revenue during the three months ended March 31, 2018 and 2017 was 9% and 10%, respectively.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.

General and administrative expense increased 11% to $21.0 million in the three months ended March 31, 2018 from $19.0 million in the three months ended March 31, 2017. The increase during the three months ended March 31, 2018 was primarily attributable to an increase in indirect tax liabilities of $1.9 million.

General and administrative expense as a percent of total revenue was 16% in the three months ended March 31, 2018 and was 18% in the three months ended March 31, 2017. The decrease in general and administrative expense as a percent of total revenue in the three months ended March 31, 2018 is primarily due to economies of scale as we have grown as a result of our acquisitions.

Interest and Other Income

Interest and other income primarily consists of interest income from cash, cash equivalents, and short-term and long-term investments. Interest and other income increased to $49,000 in the three months ended March 31, 2018 from $30,000 in the three months ended March 31, 2017. The increase in interest and other income is primarily attributable to higher average cash balances in the three months ended March 31, 2018 compared to March 31, 2017.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense was $590,000 in the three months ended March 31, 2018 compared to $880,000 in the three months ended March 31, 2017. The decrease in interest expense is primarily attributable to lower outstanding debt balances under our credit facility, partially offset by higher average interest rates in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Provision for Income Taxes

Our income tax expense for the three months ended March 31, 2018 and 2017 was $1.6 million and $660,000, respectively. Our income tax expense for the three months ended March 31, 2018 was higher than our income tax expense for the three months ended March 31, 2017 primarily due to higher pre-tax income and lower discrete tax benefits related to exercises of stock awards.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for tax benefits from exercises of stock awards and research and development tax credits, as well as nondeductible items and state taxes.

See Note 7 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, we had $195.8 million and $153.9 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $55.3 million and $48.8 million during the three months ended March 31, 2018 and 2017, respectively. The increase in net cash provided by operating activities was primarily attributable to (1) the increase in net income of $13.9 million and (2) the increase in accounts payable and accrued expenses of $8.1 million, partially offset by (a) the increase in accounts receivable of $12.1 million and (b) the decrease in stock-based compensation expense of $3.8 million.

Net cash used in investing activities was approximately $0.4 million and $3.1 million during the three months ended March 31, 2018 and 2017, respectively.  The decrease in net cash used in investing activities was due to the prior period capital expenditures related to the build out of the Stamps.com headquarters.

Net cash used in financing activities was approximately $12.9 million and $35.7 million during the three months ended March 31, 2018 and 2017, respectively.  The decrease in net cash used in financing activities was primarily due to the (1) $16.5 million decrease in stock repurchases and the (2) prior period optional repayment of debt of $10.0 million, partially offset by $4.1 million of current period payments of statutory income tax withholding obligations that were funded by shares withheld. The corresponding statutory income tax withholding obligations from the prior year of $0.8 million were accrued but not paid at March 31, 2017.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments) as of March 31, 2018 (in thousands):

Twelve Month Period Ending March 31,	Operating Lease Obligations
2019	$2,889
2020	1,379
2021	1,407
2022	507
Thereafter	—
Total	$6,182

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debt issuance costs for both the three months ended March 31, 2018 and 2017 was approximately $93,000. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of March 31, 2018, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.24%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2018, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness; grant liens; repurchase stock; pay dividends; and engage in certain investment, acquisition, and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments.  As of March 31, 2018, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million.  As of March 31, 2018, our Consolidated Total Leverage Ratio was 0.28 to 1.00, our Fixed Charge Coverage Ratio was 23.19 to 1.00 and our Liquidity was approximately $278 million, which includes cash and cash equivalent balances, as well as the available balance under the revolving credit facility. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to March 31, 2018 are as follows (in thousands):

Year Ending March 31,	Amount
2019	$9,281
2020	11,344
2021	47,437
Thereafter	—
Total debt	68,062

Less: debt issuance costs	997
Total debt, net of debt issuance costs	$67,065

The estimated interest payments related to our debt due subsequent to March 31, 2018 are as follows (in thousands):

Year Ending March 31,	Amount
2019	$2,158
2020	1,837
2021	1,080
Thereafter	—
Total	$5,075

The above estimated interest payments assume an interest rate of 3.24%, which is our interest rate as of March 31, 2018.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Business Outlook and Forward-Looking Statements

The following forward-looking statements are accompanied by, and should only be read in conjunction with, the qualifications and limitations described in the forward-looking statements discussion at the beginning of this Item 2 and the risks and other factors set forth in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.

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

We expect our sales and marketing expense to increase in 2018 compared to 2017. We expect the percent increase in sales and marketing expense in 2018 to be greater than the percent increase in 2017 as we plan to increase our investments in headcount and non-headcount resources in 2018 to drive growth. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.

We expect research and development expenses to be higher in 2018 as compared to 2017 as we expect to hire additional research and development personnel in 2018. We expect the percent increase in research and development expense in 2018 to be less than the percent increase in 2017.

We expect general and administrative expenses to be higher in 2018 as compared to 2017 as we expect to hire additional general and administrative personnel in 2018 and to continue to incur sales tax expense. We expect the percent increase in general and administrative expense in 2018 to be greater than the percent increase in 2017.

We expect our stock-based compensation expense to be lower in 2018 compared to 2017 due to smaller executive grants in 2018.

We expect our interest expense in 2018 to be lower than 2017 due to lower outstanding debt balances under our credit facility.

We expect our effective tax rate for 2018 to be higher than 2017 as we benefited from excess tax benefits related to the exercise of stock options in 2017 which we do not expect to recur at the same levels in 2018. However, there are other factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.

As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion in the beginning of Item 2 of this Report and the risks and other factors set forth in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. Our business has grown through acquisitions during 2014 through 2016; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Critical Accounting Policies and Judgments

Management's discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. Except as noted below, for more information regarding our critical accounting estimates and policies, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Judgments" of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of March 31, 2018, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $68.1 million.  Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of March 31, 2018, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.24%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We have not used derivative financial instruments in our investment portfolio.  None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents consist primarily of money market securities and had a weighted average maturity of 27 days and a weighted average interest rate of 1.4% at March 31, 2018. The aggregate value of our cash and cash equivalents was $195.8 million at March 31, 2018. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

Changes in internal controls

During the quarter ended March 31, 2018, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 3 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
January 1, 2018 - January 31, 2018	42,300	$193.56	42,300	$56,939
February 1, 2018 - February 28, 2018	40,290	$188.62	40,290	$49,339
March 1, 2018 - March 31, 2018	37,600	$197.57	37,600	$41,910

On October 24, 2017, the Board of Directors approved a new stock repurchase plan, which became effective November 10, 2017, that replaced our prior stock repurchase plan and authorized the Company to repurchase up to $90 million of stock over the six months following its effective date. On April 25, 2018, the Board of Directors approved a new share repurchase plan that will take effect upon expiration of the current plan on May 11, 2018 and authorizes the Company to repurchase up to $90 million of stock over the six months following its effective date.

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

STAMPS.COM INC.
(Registrant)

May 10, 2018	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

May 10, 2018	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer