Form 10-Q
period 2018-06-30
STAMPS.COM INC
filed 2018-08-08
CIK 1082923

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
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of July 31, 2018, there were 18,154,722 shares of the Registrant's Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$282,868	$153,903
Accounts receivable, net	67,437	80,797
Current income taxes	23,204	22,344
Other current assets	16,488	14,449
Total current assets	389,997	271,493
Property and equipment, net	36,757	37,507
Goodwill	239,705	239,705
Intangible assets, net	72,984	80,990
Deferred income taxes, net	41,110	43,148
Other assets	7,783	6,261
Total assets	$788,336	$679,104

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$102,144	$103,076
Deferred revenue	3,922	3,871
Current portion of debt, net of debt issuance costs	9,423	8,392
Total current liabilities	115,489	115,339
Long-term debt, net of debt issuance costs	55,673	60,642
Other liabilities	6,588	5,310
Total liabilities	177,750	181,291
Commitments and contingencies (Note 3)
Stockholders' equity:
Common stock, $.001 par value per share
Authorized shares: 47,500 in 2018 and 2017
Issued shares: 32,951 in 2018 and 32,177 in 2017
Outstanding shares: 18,151 in 2018 and 17,573 in 2017	55	55
Additional paid-in capital	1,022,608	962,227
Treasury stock, at cost, 14,800 shares in 2018 and 14,604 in 2017	(427,721)	(387,545)
Retained earnings (accumulated deficit)	15,638	(76,930)
Accumulated other comprehensive income	6	6
Total stockholders' equity	610,586	497,813
Total liabilities and stockholders' equity	$788,336	$679,104

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Service	$125,206	$102,685	$246,122	$195,105
Product	4,892	4,763	10,571	10,477
Insurance	4,293	4,393	8,661	8,833
Customized postage	5,218	4,276	7,798	6,718
Other	18	23	40	47
Total revenues	139,627	116,140	273,192	221,180
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	22,610	12,726	43,259	25,402
Product	1,480	1,593	3,231	3,395
Insurance	1,014	1,213	2,012	2,581
Customized postage	4,338	3,557	6,467	5,449
Total cost of revenues	29,442	19,089	54,969	36,827
Gross profit	110,185	97,051	218,223	184,353
Operating expenses:
Sales and marketing	25,789	22,280	51,537	45,430
Research and development	12,340	11,628	24,413	22,150
General and administrative	25,187	21,451	46,203	40,433
Total operating expenses	63,316	55,359	122,153	108,013
Income from operations	46,869	41,692	96,070	76,340
Interest expense	(650)	(932)	(1,240)	(1,812)
Interest and other income	43	159	92	189
Income before income taxes	46,262	40,919	94,922	74,717
Income tax expense	738	9,879	2,354	10,539
Net income	$45,524	$31,040	$92,568	$64,178
Net income per share:
Basic	$2.53	$1.83	$5.19	$3.79
Diluted	$2.41	$1.71	$4.95	$3.54
Weighted average shares outstanding:
Basic	18,015	16,930	17,830	16,916
Diluted	18,906	18,125	18,709	18,147

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$45,524	$31,040	$92,568	$64,178
Other comprehensive loss, net of tax:
Unrealized loss on investments	(1)	(2)	—	(4)
Comprehensive income	$45,523	$31,038	$92,568	$64,174

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$92,568	$64,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,614	10,626
Stock-based compensation expense	17,439	22,335
Deferred income tax expense	2,038	5,838
Accretion of debt issuance costs	186	186
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	13,360	(3,140)
Other current assets	(2,039)	(10,107)
Current income taxes	(860)	—
Other assets	(1,522)	(1,621)
Deferred revenue	51	(7)
Other liabilities	1,278	—
Accounts payable and accrued expenses	3,240	(9,799)
Net cash provided by operating activities	136,353	78,489

Investing activities:
Sale of short-term investments	—	1,502
Sale of long-term investments	—	10
Purchase of long-term investments	—	(4)
Acquisition of property and equipment	(1,223)	(4,360)
Net cash used in investing activities	(1,223)	(2,852)

Financing activities:
Proceeds from short term financing obligation, net of repayments	(664)	(524)
Principal payments on term loan	(4,124)	(3,094)
Payment on revolving credit facility	—	(10,000)
Proceeds from exercise of stock options	40,962	28,641
Issuance of common stock under Employee Stock Purchase Plan	1,981	1,469
Repurchase of common stock	(40,176)	(87,919)
Payments related to tax withholding for share-based compensation	(4,144)	(799)
Net cash used in financing activities	(6,165)	(72,226)
Net increase in cash and cash equivalents	128,965	3,411
Cash and cash equivalents at beginning of period	153,903	106,932
Cash and cash equivalents at end of period	$282,868	$110,343

Supplemental information:
Capital expenditures accrued but not paid at period end	$65	$376
Tenant improvement allowance	$600	$848

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

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of June 30, 2018, our results of operations for the three and six months ended June 30, 2018, and our cash flows for the six months ended June 30, 2018.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

Basis of Consolidation

The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of Stamps.com Inc. and the entities in which we have 100% voting and/or economic control, which includes Auctane LLC (ShipStation), Interapptive, Inc. (ShipWorks), PSI Systems Inc. (Endicia), ShippingEasy Group, Inc. (ShippingEasy) and PhotoStamps Inc. In July 2016, we completed our acquisition of 100% of the outstanding shares of ShippingEasy. Please see Note 2 - “Acquisitions” in our Notes to Consolidated Financial Statements for further description.
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

Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $2.4 million of revenue recognized in the six months ended June 30, 2018 was included in the deferred revenue balance at December 31, 2017.

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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of our reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of our reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of our reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of our reporting unit's goodwill, the difference is recognized as an impairment loss. As of June 30, 2018, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2018, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis.

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

Customized postage revenue, which includes the face value of postage, from the sale of customized postage sheets and rolls is recognized upon transfer of control of the product to the customer, which occurs upon our delivery to the carrier.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the six months ended June 30, 2018 or 2017, respectively.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt, to fund certain Company operations.  Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of June 30, 2018, we had $16.5 million in short-term financing obligations and $89.0 million of unused credit. As of December 31, 2017, we had $17.2 million in short-term financing obligations and $103.4 million of unused credit.

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

Treasury Stock

During the six months ended June 30, 2018 and June 30, 2017, we repurchased approximately 174,000 shares and 730,000 shares for $36.0 million and $87.9 million, respectively. Also, in the first quarter of 2018 and the first quarter of 2017, we withheld 21,076 and 6,670 of shares, respectively, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and the then Chief Technology Officer of ShippingEasy as described in Note 2 - “Acquisitions.”

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

In connection with the acquisition, we agreed to issue performance-based inducement equity awards to the General Manager and the then Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 87,134 common shares if earnings targets for ShippingEasy are achieved over a two and one-half year period which began July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period.

In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was met, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations. In fiscal 2017, we determined the achievement of 100% of the earnings target for the twelve months ended December 31, 2017 was met, therefore, we recognized approximately $4.9 million of stock-based compensation expense, representing 56,638 shares, for these inducement equity awards during the year ended December 31, 2017. The equity award for the second phase was issued in the first quarter of 2018 with 35,562 shares distributed and 21,076 shares withheld to satisfy income tax obligations. As of the second quarter of 2018, we estimated the achievement of 100% of the earnings target for the twelve months ended December 31, 2018 is probable, therefore, we recognized approximately $189,000 and $379,000 of stock-based compensation expense for these inducement equity awards during the three and six months ended June 30, 2018, respectively. The $379,000 of stock-based compensation expense recognized in the six months ended June 30, 2018 represents 50% of the total performance-based equity award for the third phase.

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

On February 8, 2018, a putative class action complaint was filed against us in a case entitled Juan Lopez and Nicholas Dixon v. Stamps.com, Inc., Case No. 2:18-cv-01101, in the United States District Court for the Central District of California, Western Division, alleging wage and hour claims on behalf of our current and former “non-exempt” hourly call center employees. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. On July 24, 2018, we entered into a preliminary settlement that would resolve this matter for a non-material payment to be distributed to the participating class members. This preliminary settlement remains subject to court approval.

The Company accrued an immaterial amount related to the Company's legal proceedings as of June 30, 2018. The Company had not accrued any amounts related to any of the Company’s legal proceedings as of December 31, 2017.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commitments

The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2028. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.  Rent expense for the three and six months ended June 30, 2018 was approximately $900,000 and $1.8 million, respectively.  Rent expense for the three and six months ended June 30, 2017 was approximately $900,000 and $1.9 million, respectively.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments), which consist of minimum operating lease payments as of June 30, 2018 (in thousands):

Twelve Month Period Ending June 30,	Operating Lease Obligations
2019	$4,391
2020	4,201
2021	4,192
2022	2,999
2023	2,819
Thereafter	4,871
Total	$23,473

4.    Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$45,524	$31,040	$92,568	$64,178

Basic - weighted average common shares	18,015	16,930	17,830	16,916
Diluted effect of common stock equivalents	891	1,195	879	1,231
Diluted - weighted average common shares	18,906	18,125	18,709	18,147

Earnings per share:
Basic	2.53	1.83	5.19	3.79
Diluted	2.41	1.71	4.95	3.54

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive stock options	67	42	81	42

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense relating to:
Stock options	$9,507	$10,723	$16,698	$21,858
Employee stock purchases	383	245	740	477
Total stock-based compensation expense	$9,890	$10,968	$17,438	$22,335
Stock-based compensation expense relating to:
Cost of revenues	$730	$445	$1,213	$993
Sales and marketing	1,484	1,975	3,002	4,282
Research and development	1,665	2,221	3,592	4,717
General and administrative	6,011	6,327	9,631	12,343
Total stock-based compensation expense	$9,890	$10,968	$17,438	$22,335

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.6%	1.5%	2.4%	1.5%
Expected volatility	50.7%	46.1%	50.6%	46.4%
Expected life (in years)	3.3	3.4	3.4	3.4

6.    Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in business combinations.

Goodwill was approximately $239.7 million as of both June 30, 2018 and December 31, 2017.

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other totaling approximately $125.4 million in gross carrying amount as of both June 30, 2018 and December 31, 2017.  Non-amortizable assets of $11.4 million as of both June 30, 2018 and December 31, 2017 consist primarily of the trade name relating to the Endicia acquisition.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our amortizable intangible assets as of June 30, 2018 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,843	$46	1.0
Customer Relationships	60,816	27,156	33,660	3.4
Technology	40,048	13,895	26,153	5.4
Non-Compete	2,211	1,525	686	1.9
Trademark	2,004	954	1,050	5.5
Total amortizable intangible assets at June 30, 2018	$113,968	$52,373	$61,595	4.2

The following table summarizes our amortizable intangible assets as of December 31, 2017 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,820	$69	1.5
Customer Relationships	60,816	22,170	38,646	3.9
Technology	40,048	11,297	28,751	5.9
Non-Compete	2,211	1,280	931	2.0
Trademark	2,004	800	1,204	4.6
Total amortizable intangible assets at December 31, 2017	$113,968	$44,367	$69,601	4.6

We recorded amortization of intangible assets totaling approximately $4.0 million and $8.0 million for each of the three and six months ended June 30, 2018 and 2017, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of income.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending June 30,	Estimated Amortization Expense
2019	$15,667
2020	15,579
2021	15,231
2022	7,783
2023	3,063
Thereafter	4,272
Total	$61,595

7.    Income Taxes

Our income tax expense was $0.7 million and $2.4 million for the three and six months ended June 30, 2018, respectively. The income tax expense for the three and six months ended June 30, 2018 was primarily due to (a) our pre-tax income multiplied by an estimated annual effective tax rate and (b) discrete tax benefits related to the exercises of stock awards of approximately $10.2 million and $20.9 million, respectively. Our income tax expense was $9.9 million and $10.5 million for the three and six months ended June 30, 2017, respectively. The income tax expense for the three and six months ended June 30, 2017 was primarily due to (a) our pre-tax income multiplied by an estimated annual effective tax rate and (b) discrete tax benefits related to the exercises of stock awards of approximately $5.7 million and $18.3 million, respectively.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for tax benefits from exercises of stock awards and research and development tax credits, as well as nondeductible items and state taxes.  As of June 30, 2018 and December 31, 2017, we have recorded a valuation allowance of $572,000 and $410,000 against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized.

We recorded provisional amounts as of December 31, 2017 related to certain income tax effects of the Tax Cuts and Jobs Act enacted December 22, 2017 under guidance set forth in Staff Accounting Bulletin No. 118 (SAB 118). These amounts have not been adjusted as of June 30, 2018, and we will continue to monitor any changes to the provisional amounts during the measurement period or until the accounting is complete. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarters of 2018 when the analysis is complete.

8.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$282,868	$282,868	—	—
Total	$282,868	$282,868	—	—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$153,903	$153,903	—	—
Total	$153,903	$153,903	$—	—

9.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at June 30, 2018 and December 31, 2017. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At June 30, 2018 and December 31, 2017, we had no material investments.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash and cash equivalents as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$276,298	—	—	$276,298
Money market	6,570	—	—	6,570
Cash and cash equivalents	$282,868	—	—	$282,868

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$147,386	—	—	$147,386
Money market	6,517	—	—	6,517
Cash and cash equivalents	$153,903	—	—	$153,903

10.    Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, except as described below and as described in Note 3 - "Commitments and Contingencies - Legal Proceedings" of our Notes to Consolidated Financial Statements.

MetaPack Acquisition

On July 24, 2018, we entered into a definitive agreement to purchase, through a newly formed wholly owned subsidiary, 100% of the issued and to be issued share capital of MetaPack Limited, a private United Kingdom-based company (MetaPack) which provides multi-carrier enterprise-level solutions to e-commerce retailers and brands, for an aggregate purchase price of approximately £175 million (which, at the time of signing, was approximately $230 million).

Completion of the transactions contemplated by the definitive agreement and the related agreements is conditioned only on delivery of MetaPack’s unqualified audited (under UK GAAP) consolidated accounts for the fiscal year ended March 31, 2018, and we expect this to close in mid to late August 2018.

The acquisition will be funded entirely from current cash balances. We plan for MetaPack, while operating as our wholly owned subsidiary, to continue to be led by members of its existing management team.

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

Please refer to the risk factors under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2017 as well as those described elsewhere in this Report (including in Item 1A of Part II of this Report) and in our other public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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

Our USPS mailing and shipping solutions enable users to print "electronic postage" directly onto envelopes, plain paper, or labels using only a standard personal computer, printer, and Internet connection. Our solutions support a variety of USPS mail classes including First Class Mail®, Priority Mail, Priority Mail Express, Media Mail®, Parcel Select®, and others. Customers can also add USPS Special Services to their mail pieces, such as USPS Tracking®, Signature Confirmation™, Registered Mail®, Certified Mail®, Insured Mail, Return Receipt, Collect on Delivery, and Restricted Delivery. Our customers can print postage (1) on NetStamps® or DYMO Stamps® labels, which can be used just like regular stamps, (2) on envelopes and postcards or on labels in a single step process that saves time and provides a professional look, (3) on plain 8.5" x 11" paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

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

Acquisitions

MetaPack

On July 24, 2018, we entered into a share purchase agreement pursuant to which our newly formed wholly owned subsidiary will acquire 100% of the issued and to be issued share capital of MetaPack Limited, a private limited company incorporated in England and Wales, for an aggregate purchase price of approximately £175 million (which, at the time of signing, was approximately $230 million). Any share options to acquire MetaPack shares will either be exercised or lapse prior to the completion of the transaction, and are not being assumed by us. We are funding the purchase price entirely from our current cash balances.

Completion of the transactions contemplated by the definitive agreement and the related agreements is conditioned only on delivery of MetaPack’s unqualified audited (under UK GAAP) consolidated accounts for the fiscal year ended March 31, 2018, and we expect this to close in mid to late August 2018.

MetaPack is not included in our financial statements as of and for the six months ended June 30, 2018 since the acquisition had not closed by the period end.

ShippingEasy

On July 1, 2016, we completed our acquisition of ShippingEasy. The net purchase price including adjustments for net working capital totaled approximately $55.4 million and was funded from current cash and investment balances.

In connection with the acquisition, we issued performance based inducement equity awards to the General Manager and the then Chief Technology Officer of ShippingEasy. These inducement awards cover an aggregate of up to 87,134 common shares if earnings targets for ShippingEasy are achieved over a two and one-half year period which began July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period.

We also issued inducement stock option grants for an aggregate of 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy.

Please see Note 2 - "Acquisitions" in our Notes to Consolidated Financial Statements for further description.

Results of Operations

Three and Six Months Ended June 30, 2018 and 2017

Total revenue increased 20% to $139.6 million in the three months ended June 30, 2018 from $116.1 million in the three months ended June 30, 2017. Total revenue increased 24% to $273.2 million in the six months ended June 30, 2018 from $221.2 million in the six months ended June 30, 2017. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $134.4 million in the three months ended June 30, 2018, an increase of 20% from $111.8 million in the three months ended June 30, 2017. Mailing and shipping revenue was $265.4 million in the six months ended June 30, 2018, an increase of 24% from $214.4 million in the six months ended June 30, 2017. Customized postage revenue increased 22% to $5.2 million in the three months ended June 30, 2018 from $4.3 million in the three months ended June 30, 2017. Customized postage revenue increased 16% to $7.8 million in the six months ended June 30, 2018 from $6.7 million in the six months ended June 30, 2017.

The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2018 and 2017 and the resulting percentage change (revenue in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Revenues
Service	$125,206	$102,685	21.9%	$246,122	$195,105	26.1%
Product	4,892	4,763	2.7%	10,571	10,477	0.9%
Insurance	4,293	4,393	(2.3)%	8,661	8,833	(1.9)%
Mailing and shipping revenue	134,391	111,841	20.2%	265,354	214,415	23.8%
Customized postage	5,218	4,276	22.0%	7,798	6,718	16.1%
Other	18	23	(21.7)%	40	47	(14.9)%
Total revenues	$139,627	$116,140	20.2%	$273,192	$221,180	23.5%

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

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter
2018	740	737
2017	722	738

The following table sets forth the change in paid customers and average monthly revenue per paid customer for our mailing and shipping business (in thousands except average monthly revenue per paid customer and percentage):

	Three months ended June 30,
	2018	2017	% Change
Paid customers for the quarter	737	738	(0.2)%
Average monthly revenue per paid customer	$60.79	$50.51	20.4%
Mailing and shipping revenue	$134,391	$111,841	20.2%

The number of paid customers was approximately flat in the three months ended June 30, 2018 and 2017 primarily as a result of our strategic shift to focusing on the acquisition of high-volume shipper customers, which are numerically fewer, but generally have a much higher lifetime value.

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

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Revenues
Service	$125,206	$102,685	$246,122	$195,105
Product	4,892	4,763	10,571	10,477
Insurance	4,293	4,393	8,661	8,833
Customized postage	5,218	4,276	7,798	6,718
Other	18	23	40	47
Total revenues	$139,627	$116,140	$273,192	$221,180
Revenue as a percentage of total revenues
Service	89.7%	88.4%	90.1%	88.2%
Product	3.5%	4.1%	3.9%	4.8%
Insurance	3.1%	3.8%	3.2%	4.0%
Customized postage	3.7%	3.7%	2.8%	3.0%
Other	0.0%	0.0%	0.0%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our revenue is derived primarily from five sources: (1) service and transaction related revenues from our USPS mailing and shipping services, our multi-carrier shipping services and our mailing and shipping integrations; (2) product revenue from the direct sale of consumables and supplies through our Supplies Stores; (3) package insurance revenue from our branded insurance offerings; (4) customized postage revenue from the sale of customized postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers.

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

Service revenue increased 22% to $125.2 million in the three months ended June 30, 2018 from $102.7 million in the three months ended June 30, 2017. Service revenue increased 26% to $246.1 million in the six months ended June 30, 2018 from $195.1 million in the six months ended June 30, 2017. The increase in service revenue during the three months ended June 30, 2018 consisted of a 22% increase in our average service revenue per paid customer (Service Revenue ARPU).

The increase in our Service Revenue ARPU during the three months ended June 30, 2018 was primarily attributable to the factors that resulted in an increase in the average total mailing and shipping revenue per paid customer described in the previous section.

Product revenue increased 3% to $4.9 million in the three months ended June 30, 2018 from $4.8 million in the three months ended June 30, 2017. Product revenue increased 1% to $10.6 million in the six months ended June 30, 2018 from $10.5 million in the six months ended June 30, 2017. Product revenue is primarily driven by labels, such as NetStamps and DYMO Stamps, which are used for mailing.  As our growth in postage has been driven more by shipping than mailing over the recent years, our product revenue has not kept pace with our growth in total revenue.

Insurance revenue decreased 2% to $4.3 million in the three months ended June 30, 2018 from $4.4 million in the three months ended June 30, 2017. Insurance revenue decreased 2% to $8.7 million in the six months ended June 30, 2018 from $8.8 million in the six months ended June 30, 2017.  Our insurance revenue decreased year over year, despite the growth in service revenue, primarily due to the increase in high volume shipper customers.  High volume shipper customers often self-insure, so while the high volume shipping business results in higher service fee revenue, it may not result in higher insurance revenue.

Customized postage revenue increased 22% to $5.2 million in the three months ended June 30, 2018 from $4.3 million in the three months ended June 30, 2017. Customized postage revenue increased 16% to $7.8 million in the six months ended June 30, 2018 from $6.7 million in the six months ended June 30, 2017. The increase was primarily attributable to increases in high volume customer orders. High volume order sales are unpredictable and vary from quarter to quarter.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues
Service	22,610	12,726	43,259	25,402
Product	1,480	1,593	3,231	3,395
Insurance	1,014	1,213	2,012	2,581
Customized postage	4,338	3,557	6,467	5,449
Total cost of revenues	$29,442	$19,089	$54,969	$36,827
Cost as percentage of associated revenue
Service	18.1%	12.4%	17.6%	13.0%
Product	30.3%	33.4%	30.6%	32.4%
Insurance	23.6%	27.6%	23.2%	29.2%
Customized postage	83.1%	83.2%	82.9%	81.1%
Total cost as a percentage of total revenues	21.1%	16.4%	20.1%	16.7%

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

Cost of service revenue increased 78% to $22.6 million in the three months ended June 30, 2018 from $12.7 million in the three months ended June 30, 2017. Cost of service revenue increased 70% to $43.3 million in the six months ended June 30, 2018 from $25.4 million in the six months ended June 30, 2017. The increase during the three months ended June 30, 2018 was primarily attributable to (1) a $6.1 million increase in vendor costs and expenses in connection with services for which we include such costs and expenses both in revenue and in cost of service revenue; (2) higher credit card processing fees, which increased by $2.1 million, directly related to our higher revenue; and (3) higher system operating and customer service costs, which increased by $1.6 million, to support our growing business. The increase during the six months ended June 30, 2018 was primarily attributable to (1) an $11.4 million increase in vendor costs and expenses in connection with services for which we include such costs and expenses both in revenue and in cost of service revenue; (2) higher credit card processing fees, which increased by $3.7 million, directly related to our higher revenue; and (3) higher system operating and customer service costs, which increased by $2.9 million, to support our growing business. Promotional expenses were not material in the three and six months ended June 30, 2018 and 2017.

Cost of service revenue as a percent of service revenue increased to 18% in the three months ended June 30, 2018 from 12% in the three months ended June 30, 2017. Cost of service revenue as a percent of service revenue increased to 18% in the six months ended June 30, 2018 from 13% in the six months ended June 30, 2017. The increase is primarily attributable to the relative increase in service revenue from service offerings for which the vendor costs and expenses are included both in revenue and in cost of service revenue.

Cost of product revenue decreased 7% to $1.5 million in the three months ended June 30, 2018 from $1.6 million in the three months ended June 30, 2017. Cost of product revenue decreased 5% to $3.2 million in the six months ended June 30, 2018 from $3.4 million in the six months ended June 30, 2017. The decrease during the three and six months ended June 30, 2018 was primarily attributable to lower costs of sale for NetStamps labels.

Cost of product revenue as a percent of product revenue decreased to 30% in the three months ended June 30, 2018 from 33% in the three months ended June 30, 2017. Cost of product revenue as a percent of product revenue decreased to 31% in the six months ended June 30, 2018 from 32% in the six months ended June 30, 2017. The decrease is primarily attributable to lower costs of sale for NetStamps labels.

Cost of insurance revenue decreased 16% to $1.0 million in the three months ended June 30, 2018 from $1.2 million in the three months ended June 30, 2017. Cost of insurance revenue decreased 22% to $2.0 million in the six months ended June 30, 2018 from $2.6 million in the six months ended June 30, 2017. The decrease was primarily attributable to lower cost as a result of a renegotiated contract.

Cost of insurance revenue as a percent of insurance revenue decreased to 24% in the three months ended June 30, 2018 from 28% in the three months ended June 30, 2017. Cost of insurance revenue as a percent of insurance revenue decreased to 23% in the six months ended June 30, 2018 from 29% in the six months ended June 30, 2017. The decrease was primarily attributable to lower cost as a result of a renegotiated contract.

Cost of customized postage revenue increased 22% to $4.3 million in the three months ended June 30, 2018 from $3.6 million in the three months ended June 30, 2017. Cost of customized postage revenue increased 19% to $6.5 million in the six months ended June 30, 2018 from $5.4 million in the six months ended June 30, 2017. The increase in cost of customized postage revenue during the three and six months ended June 30, 2018 is primarily due to the increase in our customized postage volume.

Cost of customized postage revenue as a percent of customized postage revenue was 83% in both the three months ended June 30, 2018 and June 30, 2017. Cost of customized postage revenue as a percent of customized postage revenue was 83% in the six months ended June 30, 2018 and 81% in the six months ended June 30, 2017. The increase in the six months ended June 30, 2018 was primarily the result of the increase in high volume orders which have a lower profit margin compared to website sales.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Sales and marketing	$25,789	$22,280	$51,537	$45,430
Research and development	12,340	11,628	24,413	22,150
General and administrative	25,187	21,451	46,203	40,433
Total operating expenses	$63,316	$55,359	$122,153	$108,013
Operating expenses as a percent of total revenues:
Sales and marketing	18.5%	19.2%	18.9%	20.5%
Research and development	8.8%	10.0%	8.9%	10.0%
General and administrative	18.0%	18.5%	16.9%	18.3%
Total operating expenses as a percentage of total revenues	45.3%	47.7%	44.7%	48.8%

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

Sales and marketing expense increased 16% to $25.8 million in the three months ended June 30, 2018 from $22.3 million in the three months ended June 30, 2017.  Sales and marketing expense increased 13% to $51.5 million in the six months ended June 30, 2018 from $45.4 million in the six months ended June 30, 2017. The increase during the three months ended June 30, 2018 was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $2.4 million and a net increase in headcount-related expenses including stock-based compensation of $0.6 million. The increase during the six months ended June 30, 2018 was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $4.3 million and a net increase in headcount-related expenses including stock-based compensation of $1.1 million.

Sales and marketing expense as a percent of total revenue was 18% in the three months ended June 30, 2018 which was down compared to 19% in the three months ended June 30, 2017. Sales and marketing expense as a percent of total revenue was 19% in the six months ended June 30, 2018 which was down compared to 21% in the six months ended June 30, 2017. The declines during the three and six months ended June 30, 2018 were primarily attributable to our ability to leverage our sales and marketing spend, which is expensed as incurred, relative to the year-over-year growth in our average monthly revenue per paid customer.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.

Research and development expense increased 6% to $12.3 million in the three months ended June 30, 2018 from $11.6 million in the three months ended June 30, 2017. Research and development expense increased 10% to $24.4 million in the six months ended June 30, 2018 from $22.2 million in the six months ended June 30, 2017. The increase during the three months ended June 30, 2018 was primarily attributable to a net increase in headcount-related expense including stock-based compensation of $0.5 million. The increase during the six months ended June 30, 2017 was primarily attributable to a net increase in headcount-related expense including stock-based compensation of $1.5 million. The increases in headcount-related expenses were incurred to support our expanded product offerings and technology infrastructure investments.

Research and development expense as a percent of total revenue during the three months ended June 30, 2018 and 2017 was 9% and 10%, respectively. Research and development expense as a percent of total revenue during the six months ended June 30, 2018 and 2017 was 9% and 10%, respectively.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.

General and administrative expense increased 17% to $25.2 million in the three months ended June 30, 2018 from $21.5 million in the three months ended June 30, 2017. General and administrative expense increased 14% to $46.2 million in the six months ended June 30, 2018 from $40.4 million in the six months ended June 30, 2017. The increase during the three months ended June 30, 2018 was primarily attributable to an increase in indirect tax liabilities of $1.9 million and professional service and settlement expenses of $1.6 million related to corporate development and litigation activities. The increase during the six months ended June 30, 2018 was primarily attributable to an increase in indirect tax liabilities of $3.8 million and professional service and settlement expenses of $1.6 million related to corporate development and litigation activities.

General and administrative expense as a percent of total revenue was 18% in both the three months ended June 30, 2018 and 2017. General and administrative expense as a percent of total revenue was 17% in the six months ended June 30, 2018 and 18% in the six months ended June 30, 2017.

Interest and Other Income

Interest and other income primarily consists of interest income from cash, cash equivalents, and short-term and long-term investments. Interest and other income decreased to $43,000 in the three months ended June 30, 2018 from $159,000 in the three months ended June 30, 2017. Interest and other income decreased to $92,000 in the six months ended June 30, 2018 from $189,000 in the six months ended June 30, 2017. Interest and other income is not material to the consolidated financial statements.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense decreased to $650,000 in the three months ended June 30, 2018 from $932,000 in the three months ended June 30, 2017. Interest expense decreased to $1.2 million in the six months ended June 30, 2018 from $1.8 million in the six months ended June 30, 2017. The decreases in interest expense are primarily attributable to lower outstanding debt balances under our credit facility, partially offset by higher interest rates.

Provision for Income Taxes

Our income tax expense was $0.7 million and $2.4 million for the three and six months ended June 30, 2018, respectively. Our income tax expense was $9.9 million and $10.5 million for the three and six months ended June 30, 2017, respectively.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for tax benefits from exercises of stock awards and research and development tax credits, as well as nondeductible items and state taxes.

See Note 7 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, we had $282.9 million and $153.9 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $136.4 million and $78.5 million during the six months ended June 30, 2018 and 2017, respectively. The increase in net cash provided by operating activities was primarily attributable to the (1) increase in net income of $28.4 million, (2) decrease in accounts receivable of $16.5 million, (3) increase in accounts payable and accrued expenses of $13.0 million, and (4) the decrease in other current assets of $8.1 million, partially offset by (a) the decrease in stock-based compensation expense of $4.9 million and (b) the decrease in deferred income tax expense of $3.8 million.

Net cash used in investing activities was approximately $1.2 million and $2.9 million during the six months ended June 30, 2018 and 2017, respectively.  The decrease in net cash used in investing activities was primarily attributable to (1) the $3.1 million decrease in acquisition of property and equipment primarily due to higher prior period capital expenditures related to the build out of the Stamps.com headquarters and (2) the prior period sale of $1.5 million of short-term investments.

Net cash used in financing activities was approximately $6.2 million and $72.2 million during the six months ended June 30, 2018 and 2017, respectively.  The decrease in net cash used in financing activities was primarily due to the (1) $47.7 million decrease in stock repurchases, (2) $12.3 million increase in proceeds from stock option exercises, and the (3) prior period optional repayment of debt of $10.0 million, partially offset by the $3.3 million increase in payments of statutory income tax withholding obligations that were funded by shares withheld.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments) as of June 30, 2018 (in thousands):

Twelve Month Period Ending June 30,	Operating Lease Obligations
2019	$4,391
2020	4,201
2021	4,192
2022	2,999
2023	2,819
Thereafter	4,871
Total	$23,473

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debt issuance costs for each of the three and six months ended June 30, 2018 and 2017 was approximately $93,000 and $186,000, respectively. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of June 30, 2018, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.34%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2018, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness; grant liens; repurchase stock; pay dividends; and engage in certain investment, acquisition, and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments.  As of June 30, 2018, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million.  As of June 30, 2018, our Consolidated Total Leverage Ratio was 0.27 to 1.00, our Fixed Charge Coverage Ratio was 23.23 to 1.00 and our Liquidity was approximately $365 million, which includes cash and cash equivalent balances, as well as the available balance under the revolving credit facility. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts, nor do we believe they will represent such a restriction after the MetaPack acquisition is complete.

The contractual maturities of our debt obligations due subsequent to June 30, 2018 are as follows (in thousands):

Year Ending June 30,	Amount
2019	$9,797
2020	11,859
2021	44,344
Thereafter	—
Total debt	66,000

Less: debt issuance costs	904
Total debt, net of debt issuance costs	$65,096

The estimated interest payments related to our debt due subsequent to June 30, 2018 are as follows (in thousands):

Year Ending June 30,	Amount
2019	$2,146
2020	1,798
2021	699
Thereafter	—
Total	$4,643

The above estimated interest payments assume an interest rate of 3.34%, which is our interest rate as of June 30, 2018.

We expect to fund the purchase price of our MetaPack acquisition with cash on hand, the effect of which on our cash position will be reflected in our financial statements as of and for the three months ending September 30, 2018 assuming the acquisition closes in the third quarter of 2018.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Business Outlook and Forward-Looking Statements

The following forward-looking statements are accompanied by, and should only be read in conjunction with, the qualifications and limitations described in the forward-looking statements discussion at the beginning of this Item 2 and the risks and other factors set forth in Item 1A of Part II of this Report and in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.

We expect our mailing and shipping revenue to increase in 2018 compared to 2017. Excluding any effects of the anticipated MetaPack acquisition, we expect our mailing and shipping revenue growth in 2018 to be less than the growth we achieved in 2017 now that we have passed the one year anniversary of our ShippingEasy acquisition. Our ability to grow our mailing and shipping revenue is partly dependent on our ability to increase our sales and marketing spend to acquire new customers and to retain our existing customers. To the extent we are not able to achieve our target increase in spending and acquire or retain customers, this would negatively impact our 2018 mailing and shipping revenue growth expectations.

We expect customized postage revenue to decline in 2018 compared to 2017, due to certain high volume business purchases occurring in 2017, which may not be repeated in 2018. High volume business orders for customized postage can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.

We expect our sales and marketing expense to increase in 2018 compared to 2017. Excluding any effects of the anticipated MetaPack acquisition, we expect the percent increase in sales and marketing expense in 2018 to be greater than the percent increase in 2017 as we plan to increase our investments in headcount and non-headcount resources in 2018 to drive growth. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.

We expect research and development expenses to be higher in 2018 as compared to 2017 as we expect to hire additional research and development personnel in 2018. Excluding any effects of the anticipated MetaPack acquisition, we expect the percent increase in research and development expense in 2018 to be less than the percent increase in 2017.

We expect general and administrative expenses to be higher in 2018 as compared to 2017 as we expect to hire additional general and administrative personnel in 2018 and to continue to incur sales tax expense. Excluding any effects of the anticipated MetaPack acquisition, we expect the percent increase in general and administrative expense in 2018 to be less than the percent increase in 2017.

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

As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion in the beginning of Item 2 of this Report and the risks and other factors set forth in Item 1A of Part II of this Report and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. Our business has grown through acquisitions during 2014 through 2016; however the expectations above do not assume any future acquisitions or dispositions (including the acquisition of MetaPack which we expect to complete in the third quarter of 2018), any of which could have a significant impact on our current expectations.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of June 30, 2018, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $66.0 million.  Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of June 30, 2018, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.34%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We have not used derivative financial instruments in our investment portfolio. None of the instruments in our investment portfolio are held for trading purposes. Our cash equivalents consist primarily of money market securities and had a weighted average maturity of 21 days and a weighted average interest rate of 1.7% at June 30, 2018. The aggregate value of our cash and cash equivalents was $282.9 million at June 30, 2018. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

Changes in internal controls

During the quarter ended June 30, 2018, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 3 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

Except with respect to the new and/or updated risk factors set forth below, we are not aware of any material changes to the risk factors included in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

Our Expansion into New Products, Services, Technologies, and Geographic Regions Subjects Us to Additional Business, Legal, Financial, and Competitive Risks.
We may have limited or no experience in our newer markets, and our customers may not adopt our new offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth, and negatively affect our operating results.

Our MetaPack Acquisition Could Be Adversely Impacted by Brexit.
Although negotiations between the U.K. and EU regarding the U.K.’s proposed withdrawal from the EU (“Brexit”) began in June 2017, it is still unclear what terms may be agreed to in the final outcome and for any transitional period. Ongoing changes in the EU’s regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Given the significant UK presence we will have after the closing of the MetaPack acquisition, we could be adversely impacted both by the ongoing uncertainty of the Brexit negotiations, and by the final outcome of such negotiations. In particular, any outcome that negatively impacts the ability of UK based businesses to deliver services to EU member states, or that increases the costs of such service delivery, would likely have an adverse impact on MetaPack’s business. For example, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our sales, operations and financial results. Further, our operations in the UK may be adversely affected by extreme fluctuations in UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK services as imported for EU customers may make our service more expensive for such customers and less competitive from a pricing perspective. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the E.U. countries and other nations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows, and our significant investment in MetaPack.
Our MetaPack Acquisition Will Increase Our Risk Profile to GDPR, and Our Existing Operations Will Be Subject to California’s New Cyber Security Law.
Our exposure to financial and reputational risks under GDPR will be significantly increased as a result of our expanding European operations, in particular due to our MetaPack acquisition. See “--Our business is subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations including those regarding privacy, and our results of operations, financial condition and reputation may be adversely affected by the demands of compliance and/or by our liability for any failure to comply” in our Annual Report on Form 10-K for the year ended December, 31, 2017, filed with the SEC on February 28, 2018. Even without any cyber event or data breach, our compliance costs will be significantly increased.
The state of California has also recently enacted the California Consumer Privacy Act of 2018, a new privacy and cyber security law, which we are still reviewing, but which also establishes strict data protection and privacy controls and reporting requirements and increases liabilities for non-compliance. This new law impacts our US operations and underscores the increasing risk profile of our business to both cyber events and the emerging, strict, regulatory framework governing all businesses dealing in personal data.
Geopolitical uncertainty, and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect our business and results of operations.
We are seeking to grow our revenue generated from customers located outside the U.S. and after the closing of the MetaPack acquisition, a significant portion of our assets, including employees, will be located outside the U.S. Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, include:

•	political instability, and the possibility of deteriorating relationships involving countries in which we operate;

•	the imposition of new or modified international trade restrictions, tariffs, import and excise duties or other taxes;

•	import and export requirements, including restrictions on sales to certain end customers;

•
restrictions on foreign ownership and investments, including potential intervention by the Committee on Foreign Investment in the United Stated (CFIUS) or by other applicable administrative review boards to block strategic transactions that might otherwise be in shareholders’ interests;

•	restrictions on repatriation of cash earned in foreign countries;

•	changes in local political, economic, social and labor conditions;

•
a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights and liability issues; and

•	inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act.
The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Any changes to the international trading system, or the emergence of an international trade dispute, could significantly impact our business and have a negative impact on our revenues. In addition, the U.S. and other countries in which we operate impose import and excise duties, tariffs and other taxes on our products in varying amounts. Any significant increases in import and excise duties or other taxes on our products could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

We Have Foreign Exchange Risk.
The results of operations of, and certain of our intercompany balances associated with, our international websites and product and service offerings are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities in foreign currencies including British Pounds and Euros. If the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.
Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships.
We provide e-commerce and other services to businesses through commercial agreements, strategic alliances, and business relationships. Under these agreements, we provide web services, shipping, mailing, and other services. These arrangements are complex and require substantial infrastructure capacity, personnel, and other resource commitments, which may limit the amount of business we can service. We may not be able to implement, maintain, and develop the components of these commercial relationships, which may include web services, fulfillment, customer service, inventory management, tax collection, payment processing, hardware, content, and third-party software, and engaging third parties to perform services. The amount of compensation we receive under certain of our commercial agreements is partially dependent on the volume of the other company’s sales. Therefore, if the other company’s offering is not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining, or developing these services.
As our agreements terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. We may in the future enter into amendments on less favorable terms or encounter parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.
Our present and future e-commerce services agreements, other commercial agreements, and strategic alliances create additional risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	impairment of other relationships;

•	variability in revenue and income from entering into, amending, or terminating such agreements or relationships; and

•	difficulty integrating under the commercial agreements.
The USPS could modify, discontinue or terminate agreements and other financial compensation arrangements, which would have an adverse effect on our revenues and operating results.
The USPS could decide to amend, renegotiate, discontinue or terminate one or more of our financial compensation arrangements that exist now or in the future. If the USPS decides to amend, renegotiate, discontinue or terminate any of our agreements or our integration partners’ agreements under which we are compensated directly or indirectly by the USPS or integration partners for shipping customers who print a certain amount of postage, or our credit card cost sharing agreements which govern the allocation of credit card fees paid by the USPS and us, then our revenue and operating results would suffer. In the history of our relationship with the USPS, we have had many of these important agreements renewed only on short-term extensions and without assurances of any long-term commitments by the USPS. During the previous calendar quarter, the USPS provided a notice requiring the renegotiation of one of our important financial compensation arrangements. While we believe that this agreement is mutually beneficial to the USPS and to us, there is a risk that renegotiation is unsuccessful and leads to materially less favorable terms or that the USPS decides to not renew one or more of these financial compensation arrangements. In such case, our revenue and operating results will be materially affected unless we are successful in timely replacing the lost revenue with similar compensation from other potential partners.

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments.
We have acquired and invested in a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions (such as our pending acquisition of MetaPack) create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key personnel;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of tangible and intangible assets and goodwill, including as a result of acquisitions;

•	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of completing such transactions and achieving anticipated benefits within expected timeframes, or at all;

•	the difficulty of incorporating acquired operations, technology, and rights into our offerings, and unanticipated expenses related to such integration;

•
the difficulty of integrating a new company’s accounting, financial reporting, management, information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•
for investments in which an investee’s financial performance is incorporated into our financial results, either in full or in part, the dependence on the investee’s accounting, financial reporting, and similar systems, controls, and processes;

•	the difficulty of implementing at companies we acquire the controls, procedures, and policies appropriate for a larger public company;

•	the risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face;

•	potential unknown liabilities associated with a company we acquire or in which we invest; and

•
for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries.

As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business or only be available on unfavorable terms, if at all. In addition, valuations supporting our acquisitions and strategic investments could change rapidly given the current global economic climate. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.
Our Expansion Places a Significant Strain on our Management, Operational, Financial, and Other Resources.
We are significantly expanding our global operations with our pending MetaPack acquisition, including increasing our product and service offerings and scaling our infrastructure to support our services businesses. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
Our Credit Agreement imposes certain limitations on our ability to make dividend payments and to engage in further borrowing, which could hamper our control over liquidity.
Our Credit Agreement, dated as of November 18, 2015 (the “Credit Agreement”), imposes certain requirements in order for us to make dividend payments to our shareholders. As of June 30, 2018, such requirements were: (1) our Consolidated Total Leverage Ratio (as defined in the Credit Agreement) must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio (as defined in the Credit Agreement) must be greater than 1.25 to 1.00; and (3) our Liquidity (as defined in the Credit Agreement) immediately after giving effect to such dividend must be greater than $20 million. As of June 30, 2018, our Consolidated Total Leverage Ratio was 0.27 to 1.00; our Fixed Charge Coverage Ratio was 23.23 to 1.00 and our Liquidity was approximately $365 million. Our expected use of approximately $230 million of cash in the third quarter of 2018 to purchase MetaPack will adversely affect our Liquidity. Adverse changes in our financial condition and results of operations could result in the Credit Agreement prohibiting us from paying any dividends or incurring additional debt in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
April 1, 2018 - April 30, 2018	21,700	$211.97	21,700	$37,311
May 1, 2018 - May 31, 2018	17,300	$244.34	17,300	$87,490
June 1, 2018 - June 30, 2018	15,100	$263.76	15,100	$83,507

On October 24, 2017, the Board of Directors approved a stock repurchase plan, which became effective November 10, 2017, that replaced our prior stock repurchase plan and authorized the Company to repurchase up to $90 million of stock over the six months following its effective date. On April 25, 2018, the Board of Directors approved a new stock repurchase plan, which became effective May 11, 2018, that replaced our prior stock repurchase plan and authorized the Company to repurchase up to $90 million of stock over the six months following its effective date. The existing plan remains in effect until its expiration in November 2018.

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

STAMPS.COM INC.
(Registrant)

August 8, 2018	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

August 8, 2018	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer