Form 10-Q
period 2018-09-30
STAMPS.COM INC
filed 2018-11-09
CIK 1082923

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
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

•	As of October 31, 2018, there were 18,102,028 shares of the Registrant's Common Stock issued and outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,264	$153,903
Accounts receivable, net	95,850	80,797
Current income taxes	23,717	22,344
Other current assets	34,499	14,449
Total current assets	232,330	271,493
Property and equipment, net	36,801	37,507
Goodwill	378,805	239,705
Intangible assets, net	171,815	80,990
Deferred income taxes, net	32,083	43,148
Other assets	7,560	6,261
Total assets	$859,394	$679,104

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$115,312	$103,076
Deferred revenue	4,694	3,871
Current portion of debt, net of debt issuance costs	9,938	8,392
Total current liabilities	129,944	115,339
Long-term debt, net of debt issuance costs	53,189	60,642
Deferred income taxes, net	15,331	—
Other liabilities	8,288	5,310
Total liabilities	206,752	181,291
Commitments and contingencies (Note 3)
Stockholders' equity:
Common stock, $.001 par value per share
Authorized shares: 47,500 in 2018 and 2017
Issued shares: 33,017 in 2018 and 32,177 in 2017
Outstanding shares: 18,168 in 2018 and 17,573 in 2017	56	55
Additional paid-in capital	1,037,955	962,227
Treasury stock, at cost, 14,849 shares in 2018 and 14,604 in 2017	(439,969)	(387,545)
Retained earnings (accumulated deficit)	49,051	(76,930)
Accumulated other comprehensive income	5,549	6
Total stockholders' equity	652,642	497,813
Total liabilities and stockholders' equity	$859,394	$679,104

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Service	$127,810	$97,529	$373,932	$292,634
Product	4,705	4,824	15,276	15,301
Insurance	4,023	4,099	12,684	12,932
Customized postage	6,957	8,588	14,755	15,306
Other	12	22	52	69
Total revenues	143,507	115,062	416,699	336,242
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	25,102	11,882	68,361	37,284
Product	1,383	1,535	4,614	4,930
Insurance	933	966	2,945	3,547
Customized postage	5,706	7,151	12,173	12,600
Total cost of revenues	33,124	21,534	88,093	58,361
Gross profit	110,383	93,528	328,606	277,881
Operating expenses:
Sales and marketing	26,743	20,588	78,280	66,018
Research and development	14,432	12,037	38,845	34,187
General and administrative	24,916	25,243	71,119	65,676
Total operating expenses	66,091	57,868	188,244	165,881
Income from operations	44,292	35,660	140,362	112,000
Foreign currency exchange gain (loss), net	(957)	—	(957)	—
Interest expense	(668)	(967)	(1,908)	(2,779)
Interest income and other income, net	83	120	175	309
Income before income taxes	42,750	34,813	137,672	109,530
Income tax expense (benefit)	9,337	(11,412)	11,691	(873)
Net income	$33,413	$46,225	$125,981	$110,403
Net income per share:
Basic	$1.84	$2.71	$7.02	$6.51
Diluted	$1.75	$2.49	$6.69	$6.04
Weighted average shares outstanding:
Basic	18,161	17,073	17,942	16,969
Diluted	19,046	18,548	18,822	18,282

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$33,413	$46,225	$125,981	$110,403
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,544	—	5,544	—
Unrealized gain (loss) on investments	(1)	—	(1)	(4)
Comprehensive income	$38,956	$46,225	$131,524	$110,399

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$125,981	$110,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,861	16,055
Stock-based compensation expense	26,350	33,669
Deferred income tax expense	10,929	8,650
Accretion of debt issuance costs	279	279
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(5,054)	10,201
Other current assets	(16,716)	(31,535)
Current income taxes	(1,373)	—
Other assets	(1,299)	(2,073)
Deferred revenue	560	(261)
Other liabilities	2,183	—
Accounts payable and accrued expenses	1,363	3,647
Net cash provided by operating activities	160,064	149,035

Investing activities:
Acquisition of MetaPack, net of cash acquired	(208,500)	—
Sale of short-term investments	—	1,502
Sale of long-term investments	—	10
Purchase of long-term investments	—	(4)
Acquisition of property and equipment	(1,587)	(5,972)
Net cash used in investing activities	(210,087)	(4,464)

Financing activities:
Proceeds from short term financing obligation, net of repayments	678	(389)
Principal payments on term loan	(6,187)	(4,641)
Payment on revolving credit facility	(12,716)	(10,000)
Proceeds from exercise of stock options	45,625	48,054
Issuance of common stock under Employee Stock Purchase Plan	3,755	2,937
Repurchase of common stock	(52,424)	(103,127)
Payments related to tax withholding for share-based compensation	(4,144)	(799)
Net cash used in financing activities	(25,413)	(67,965)
Effect of exchange rate changes	(203)	—
Net (decrease) increase in cash and cash equivalents	(75,639)	76,606
Cash and cash equivalents at beginning of period	153,903	106,932
Cash and cash equivalents at end of period	$78,264	$183,538

Supplemental information:
Capital expenditures accrued but not paid at period end	$13	$123
Tenant improvement allowance	$600	$848

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

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of September 30, 2018, our results of operations for the three and nine months ended September 30, 2018, and our cash flows for the nine months ended September 30, 2018.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

Basis of Consolidation

The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of Stamps.com Inc. and the entities in which we have 100% voting and/or economic control, which includes Auctane LLC (ShipStation), Interapptive, Inc. (ShipWorks), MetaPack Limited (MetaPack), PSI Systems, Inc. (Endicia), ShippingEasy Group, Inc. (ShippingEasy) and PhotoStamps Inc. In July 2016, we completed our acquisition of 100% of the outstanding shares of ShippingEasy. In August 2018, we completed our acquisition of 100% of the outstanding shares of MetaPack. Please see Note 2 - “Acquisitions” in our Notes to Consolidated Financial Statements for further description. References in this Report to "we" "us" "our" or "Company" are references to Stamps.com Inc. and its subsidiaries.
Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include the fair value of assets and liabilities for allocation of the purchase price of companies acquired, estimates of loss contingencies, and estimates related to the realizability of deferred income taxes.
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

Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $2.6 million of revenue recognized in the nine months ended September 30, 2018 was included in the deferred revenue balance at December 31, 2017.

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

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into United States dollars are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. All assets and liabilities denominated in a foreign currency are translated into United States dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of our reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of our reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of our reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of our reporting unit's goodwill, the difference is recognized as an impairment loss. As of September 30, 2018, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of September 30, 2018, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis.
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

STAMPS.COM INC. AND SUBSIDIARIES
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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the nine months ended September 30, 2018 or 2017, respectively.

Segment Information

We have organized our operations into two segments: Stamps.com and MetaPack. Please see Note 10 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt, to fund certain Company operations.  Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of September 30, 2018, we had $17.9 million in short-term financing obligations and $87.6 million of unused credit. As of December 31, 2017, we had $17.2 million in short-term financing obligations and $103.4 million of unused credit.

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

We use the Black-Scholes-Merton option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to use a number of estimates and subjective assumptions, including stock price volatility, expected term, risk-free interest rates, and projected employee stock option exercise behaviors. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed at the date of grant.  The estimated expected life represents the weighted average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.

Trademarks, Trade Names, and Other Intangible Assets (excluding Goodwill)

Acquired trademarks, trade names, and other intangibles (excluding goodwill) include both amortizable and non-amortizable assets and are included in intangible assets, net in the accompanying consolidated balance sheets. Intangible assets are carried at cost less accumulated amortization. Cost associated with internally developed intangible assets is typically expensed as incurred as research and development costs. Amortization of amortizable intangible assets is calculated on a straight-line basis, which is consistent with the expected future cash flows.

Treasury Stock

During the nine months ended September 30, 2018 and September 30, 2017, we repurchased approximately 223,000 shares and 818,000 shares for $48.3 million and $103.1 million, respectively. Also, in the first quarter of 2018 and the first quarter of 2017, we withheld 21,076 and 6,670 of shares, respectively, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and the then Chief Technology Officer of ShippingEasy as described in Note 2 - “Acquisitions.”

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting Guidance Not Yet Adopted

Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for quarterly reporting for quarters which begin after November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding right-of-use assets on the balance sheet. For financing leases, a lessee recognizes amortization of the right-of-use asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The amendments are effective for the Company in the first quarter of 2019 using a modified retrospective approach with early adoption permitted. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

2.    Acquisitions

We have accounted for all of our acquisitions under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic No. 805, Business Combinations.

MetaPack Acquisition

On August 15, 2018, we, through our wholly owned subsidiary Pacific Shelf 1855 Limited (Pacific Shelf), completed the acquisition of MetaPack Limited, a private limited company incorporated in England and Wales, pursuant to a share purchase agreement dated July 24, 2018, as amended (the “Agreement”), by and among the certain key sellers named in the Agreement (the “Key Sellers”), MetaPack, Pacific Shelf, and Stamps.com Inc. as Pacific Shelf’s guarantor. MetaPack provides multi-carrier enterprise-level solutions to many of the world’s preeminent e-commerce retailers and brands.

Pursuant to the Agreement and a related agreement to purchase Minority Shares (as defined below), Pacific Shelf acquired 100% of MetaPack’s issued and to be issued share capital by purchasing (i) all of the Key Sellers’ shares of MetaPack, representing approximately 80% of the total outstanding shares and (ii) all other issued and to be issued shares of MetaPack (Minority Shares), for a final adjusted purchase price, for all such shares, of approximately £171 million, or $217.7 million using the August 15, 2018 GBP to USD exchange rate. Total cash paid for the acquisition was funded from cash and investment balances.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stamps.com granted inducement stock options for an aggregate of 320,250 shares of Stamps.com common stock to 72 new employees after completion of its acquisition of MetaPack. The stock options were granted as inducements material to the new employees entering into employment with Stamps.com, pursuant to the Stamps.com 2018 MetaPack Equity Inducement Plan, which was approved by Stamps.com’s Compensation Committee. The awards were granted without stockholder approval in accordance with Nasdaq Listing Rule 5635(c)(4). Each option vests 25% on the one year anniversary of the grant date with the remaining 75% vesting in approximately equal monthly increments over the succeeding thirty-six months, provided that the option holder is still employed by Stamps.com or one of its subsidiaries on the vesting dates. The stock options have a ten year term and an exercise price equal to closing price of Stamps.com common stock on the grant date of August 15, 2018.

Under the acquisition method of accounting under ASC 805, the total purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the preliminary allocation of the purchase price. The Company has made a preliminary allocation of the purchase price of MetaPack to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The preliminary allocation of the purchase price is based upon management's estimates and is subject to revision, as a more detailed analysis of intangible assets and tax and other liabilities is completed and additional information on the fair value of assets and liabilities becomes available. A change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill, and could impact the amounts of amortization expense.

The purchase price of MetaPack has been allocated on a preliminary basis as follows to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value based on the August 15, 2018 GBP to USD exchange rate (in thousands, except years):

	Fair Value	Fair Value	Useful Life (In Years)	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$9,186
Trade accounts receivable	9,767
Other current assets	3,259
Property and equipment	1,179
Goodwill	135,747
Identifiable intangible assets:
Trade names		$10,936	12
Developed technology		40,691	16
Customer relationships		49,211	16
Total identifiable intangible assets	100,838			16
Accounts payable and accrued expenses	(13,450)
Deferred revenue	(254)
Revolving credit facility	(12,716)
Deferred income tax liability	(15,094)
Other liabilities	(776)
Total purchase consideration	$217,686

The fair value of the assets acquired and liabilities assumed were preliminarily determined using income, cost and market participant approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The identified intangible assets consist of trade names, developed technology, and customer relationships. The estimated fair values of the trade names and developed technology were determined using the “relief from royalty” method. The estimated fair value of customer relationships was determined using the “excess earnings” method. The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. Based on the September 30, 2018 exchange rate, we expect the amortization of acquired intangibles will be approximately $1.7 million per quarter for the remaining estimated useful lives.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred taxes were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to intangible assets. The incremental deferred tax liabilities were calculated based on the tax effect of the step-up in book basis of the net assets of MetaPack, excluding the amount attributable to goodwill, using the estimated statutory tax rates.

Goodwill represents the excess of the consideration given over the sum of the fair values assigned to identifiable assets acquired less liabilities assumed in a business combination. The goodwill balance is primarily attributable to the expanded market opportunities for the Company internationally and MetaPack in the United States and the Company's ability to generate future technology. None of the goodwill recognized is expected to be deductible for income tax purposes. The goodwill recorded as part of this acquisition is included in the MetaPack segment (see Note 6 - “Goodwill and Intangible Assets” in our Notes to Consolidated Financial Statements).

Immediately following the acquisition, we repaid in full MetaPack's existing revolving credit facility balance of approximately $12.7 million.

We incurred approximately $2.5 million in transaction costs included in general and administrative expense and $1.0 million of nonrecurring foreign currency exchange loss directly related to the acquisition during the nine months ended September 30, 2018.

MetaPack revenues and net loss included in the Consolidated Statements of Operations for the three months ended September 30, 2018 are $5.2 million and $1.3 million, respectively.

Pro Forma Financial Information (unaudited)

The pro forma financial information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date assumed, nor is it indicative of future operating results. The pro forma financial information does not include any adjustments for anticipated operating efficiencies or cost savings. The pro forma results include material adjustments related to (a) purchase accounting, primarily amortization of intangible assets, (b) share-based compensation expense for inducement awards issued to continuing employees of MetaPack, and (c) the elimination of nonrecurring expenses that were directly related to the transaction, including transaction costs, foreign currency exchange loss, and one-time bonuses and related tax payments.

The following table presents the pro forma financial information (in thousands, except per share amounts) and assumes the acquisition of MetaPack occurred on January 1, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$150,697	$125,715	$449,644	$367,295
Net income	33,432	43,918	122,341	101,009
Basic earnings per share	$1.84	$2.57	$6.82	$5.95
Diluted earnings per share	$1.76	$2.37	$6.50	$5.53

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was met, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations. In fiscal 2017, we determined the achievement of 100% of the earnings target for the twelve months ended December 31, 2017 was met, therefore, we recognized approximately $4.9 million of stock-based compensation expense, representing 56,638 shares, for these inducement equity awards during the year ended December 31, 2017. The equity award for the second phase was issued in the first quarter of 2018 with 35,562 shares distributed and 21,076 shares withheld to satisfy income tax obligations. As of the third quarter of 2018, we estimated the achievement of the earnings target for the twelve months ended December 31, 2018 is probable. Stock-based compensation expense related to these inducement equity awards was not material during the three and nine months ended September 30, 2018.

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

On February 8, 2018, a putative class action complaint was filed against us in a case entitled Juan Lopez and Nicholas Dixon v. Stamps.com, Inc., Case No. 2:18-cv-01101, in the United States District Court for the Central District of California, Western Division, alleging wage and hour claims on behalf of our current and former “non-exempt” hourly call center employees. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. On July 24, 2018, we entered into a preliminary settlement that would resolve this matter for a non-material payment to be distributed to the participating class members. The court granted preliminary approval of the settlement and has scheduled a final approval hearing to be held on February 11, 2019, or on another date convenient to the court.

The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of September 30, 2018 or December 31, 2017.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commitments

The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2028. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease.  Rent expense for the three and nine months ended September 30, 2018 was approximately $1.2 million and $3.0 million, respectively.  Rent expense for the three and nine months ended September 30, 2017 was approximately $1.0 million and $2.8 million, respectively.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments), which consist of minimum operating lease payments as of September 30, 2018 (in thousands):

Twelve Month Period Ending September 30,	Operating Lease Obligations
2019	$5,217
2020	5,243
2021	4,906
2022	3,802
2023	3,461
Thereafter	4,634
Total	$27,263

4.    Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$33,413	$46,225	$125,981	$110,403

Basic - weighted average common shares	18,161	17,073	17,942	16,969
Diluted effect of common stock equivalents	885	1,475	880	1,313
Diluted - weighted average common shares	19,046	18,548	18,822	18,282

Earnings per share:
Basic	1.84	2.71	7.02	6.51
Diluted	1.75	2.49	6.69	6.04

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-dilutive stock options	143	30	102	24

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.    Stock-Based Compensation

We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options and RSUs, to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award. Starting in the third quarter of fiscal 2016, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition as described in Note 2 - "Acquisitions." Starting in the third quarter of fiscal 2018, our stock-based compensation expense included performance-based inducement equity awards relating to the MetaPack acquisition as described in Note 2 - "Acquisitions."

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense relating to:
Stock options	$8,500	$11,065	$25,198	$32,923
Employee stock purchases	411	269	1,151	746
Total stock-based compensation expense	$8,911	$11,334	$26,349	$33,669
Stock-based compensation expense relating to:
Cost of revenues	$785	$444	$1,998	$1,437
Sales and marketing	1,816	1,915	4,818	6,197
Research and development	2,001	2,337	5,593	7,054
General and administrative	4,309	6,638	13,940	18,981
Total stock-based compensation expense	$8,911	$11,334	$26,349	$33,669

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.7%	1.5%	2.5%	1.5%
Expected volatility	49.8%	47.9%	50.3%	46.9%
Expected life (in years)	3.3	3.3	3.3	3.4

6.    Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in business combinations.

The following table summarizes goodwill as of December 31, 2017 and September 30, 2018 (in thousands):

	Stamps.com Segment	MetaPack Segment	Total
Goodwill balance at December 31, 2017	$239,705	$—	$239,705
Acquisition of MetaPack (see Note 2 - "Acquisitions")	—	135,747	135,747
Foreign currency translation	—	3,353	3,353
Goodwill balance at September 30, 2018	$239,705	$139,100	$378,805

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $229.0 million at September 30, 2018 and $125.4 million at December 31, 2017.  Non-amortizable assets of $11.4 million as of both September 30, 2018 and December 31, 2017 consist primarily of the trade name relating to the Endicia acquisition.

The following table summarizes our amortizable intangible assets as of September 30, 2018 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,854	$35	0.7
Customer Relationships	111,373	30,043	81,330	8.9
Technology	81,853	15,520	66,333	10.6
Non-Compete	2,211	1,611	600	2.7
Trademarks and Trade Names	13,249	1,120	12,129	11.1
Total amortizable intangible assets at September 30, 2018	$217,575	$57,148	$160,427	9.7

The following table summarizes our amortizable intangible assets as of December 31, 2017 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,820	$69	1.5
Customer Relationships	60,816	22,170	38,646	3.9
Technology	40,048	11,297	28,751	5.9
Non-Compete	2,211	1,280	931	2.0
Trademark	2,004	800	1,204	4.6
Total amortizable intangible assets at December 31, 2017	$113,968	$44,367	$69,601	4.6

We recorded amortization of intangible assets totaling approximately $4.8 million and $12.8 million for the three and nine months ended September 30, 2018, respectively. We recorded amortization of intangible assets totaling approximately $4.0 million and$12.0 million for the three and nine months ended September 30, 2017, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of income.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending September 30,	Estimated Amortization Expense
2019	$22,314
2020	22,236
2021	21,113
2022	12,190
2023	9,754
Thereafter	72,820
Total	$160,427

7.    Income Taxes

Our income tax expense was $9.3 million and $11.7 million for the three and nine months ended September 30, 2018, respectively. The income tax expense for the three and nine months ended September 30, 2018 was primarily due to (a) our pre-tax income multiplied by an estimated annual effective tax rate and (b) discrete tax benefits related to the exercises of stock awards of approximately $1.6 million and $22.5 million, respectively. Our income tax benefit was $11.4 million and $0.9 million for the three and nine months ended September 30, 2017, respectively. The income tax benefit for the three and nine months ended September 30, 2017 was primarily due to (a) our pre-tax income multiplied by an estimated annual effective tax rate and (b) discrete tax benefits related to the exercises of stock awards of approximately $23.5 million and $41.8 million, respectively.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for tax benefits from exercises of stock awards and research and development tax credits, as well as nondeductible items and state taxes.  As of September 30, 2018 and December 31, 2017, we have recorded a valuation allowance of $654,000 and $410,000 against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized. We also have recorded a valuation allowance against the activity of certain foreign jurisdictions.

We recorded provisional amounts as of December 31, 2017 related to certain income tax effects of the Tax Cuts and Jobs Act enacted December 22, 2017 under guidance set forth in Staff Accounting Bulletin No. 118 (SAB 118). These amounts have not been adjusted as of September 30, 2018, and we will continue to monitor any changes to the provisional amounts during the measurement period or until the accounting is complete. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fourth quarter of 2018 when the analysis is complete.

8.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$78,264	$78,264	—	—
Total	$78,264	$78,264	—	—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$153,903	$153,903	—	—
Total	$153,903	$153,903	$—	—

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at September 30, 2018 and December 31, 2017. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At September 30, 2018 and December 31, 2017, we had no material investments.

The following tables summarize our cash and cash equivalents as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$71,662	—	—	$71,662
Money market	6,602	—	—	6,602
Cash and cash equivalents	$78,264	—	—	$78,264

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$147,386	—	—	$147,386
Money market	6,517	—	—	6,517
Cash and cash equivalents	$153,903	—	—	$153,903

10.    Segment Information and Geographic Data

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) for purposes of allocating resources and evaluating financial performance. The Company's Chairman and Chief Executive Officer has been identified as the CODM as defined by guidance regarding segment disclosures.

The Company’s reportable segments have been determined based on the distinct nature of their operations and customer bases, and the financial information that is evaluated regularly by the CODM. Following the MetaPack acquisition (see Note 2), the Company has added a new segment for the MetaPack business.  Previously, the Company had a single reportable segment.

The Stamps.com segment derives revenue from external customers from offering postage online and shipping software solutions offered to consumers, small businesses, e-commerce shippers, enterprise mailers, and high volume shippers. The Stamps.com reportable segment includes the results of brand names Stamps.com, Endicia, ShipStation, ShipWorks and ShippingEasy. Stamps.com's customers are primarily located in the US.

The MetaPack segment consists of the operations of MetaPack which derives revenues from external customers from offering multi-carrier enterprise-level shipping software solutions to large e-commerce retailers and brands. MetaPack's customers are primarily located outside the US.

Revenues, cost of revenues, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our CODM does not evaluate operating segments using asset information.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about segments during the periods presented were as follows (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment revenues
Stamps.com	$138,270	$115,062	$411,462	$336,242
MetaPack	5,237	—	5,237	—
Total revenues	$143,507	$115,062	$416,699	$336,242

Segment income (loss) from operations
Stamps.com	$45,593	$35,660	$141,663	$112,000
MetaPack	(1,301)	—	(1,301)	—
Total income from operations	$44,292	$35,660	$140,362	$112,000

Company's total segment income from operations	$44,292	$35,660	$140,362	$112,000
Foreign currency exchange loss, net	(957)	—	(957)	—
Interest expense	(668)	(967)	(1,908)	(2,779)
Interest income and other income, net	83	120	175	309
Income before income taxes	$42,750	$34,813	$137,672	$109,530

Geographic Data

No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the three or nine months ended September 30, 2018 or 2017. The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
United States	$137,853	$115,062	$409,853	$336,242
International	5,654	—	6,846	—
Total revenues	$143,507	$115,062	$416,699	$336,242

11.    Subsequent Events

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

Please refer to the risk factors under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2017 and those described under Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as well as those described elsewhere in this Report and in our other public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Our trade names and registered trademarks include Stamps.com, Endicia, MetaPack, ShipStation, Auctane, ShipWorks, ShippingEasy, NetStamps, PhotoStamps, and the Stamps.com logo. This Report also references trade names and trademarks of other entities.  References in this Report to "we" "us" "our" or "Company" are references to Stamps.com Inc. and its subsidiaries.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States and Europe. Under the Stamps.com and Endicia® brands, customers use our USPS only solutions to mail and ship a variety of mail pieces and packages through the USPS.  Customers using our solutions receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999.  Endicia became a USPS-approved PC Postage vendor in 2000. Under the MetaPack, ShipStation®, ShipWorks®, and ShippingEasy® brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as the USPS, UPS, FedEx, and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, and warehouse shippers.

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

Services and Products

Mailing and Shipping Business

We offer the following mailing and shipping products and services to our customers under the Stamps.com, Endicia, MetaPack, ShipStation, ShipWorks, and ShippingEasy brands:

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

Multi-Carrier Shipping Solutions

We offer multi-carrier shipping solutions through our MetaPack, ShipStation, ShipWorks, and ShippingEasy brands.  MetaPack, ShipStation, ShipWorks, and ShippingEasy offer leading multi-carrier solutions for shippers including e-commerce merchants, online retailers, warehouses, fulfillment houses, large retailers, and other types of shippers that use multiple carriers such as the USPS, FedEx, UPS, DHL, Canada Post, Royal Mail, and many others.

MetaPack, which we acquired on August 15, 2018, provides multi-carrier enterprise-level solutions to many of the world’s preeminent e-commerce retailers and brands. MetaPack provides its customers access to a carrier library with support for over 450 parcel carriers. MetaPack's platform also provides sophisticated solutions including carrier management, a carrier optimization engine, a track and trace system, a parcel returns system, a delivery analysis and carrier SLA monitoring system, a sophisticated cross-border solution, and a system that provides dynamic delivery options right in the shopping cart. From a single integration, Metapack’s customers are able to offer delivery choice and convenience in all major e-commerce markets around the world. Metapack’s software also improves its customers’ shopping cart order conversion rates and order delivery satisfaction ratings.

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

In addition, MetaPack, ShipStation, ShipWorks, and ShippingEasy have hundreds of integrations with partners and carriers, including marketplaces, shopping carts, and e-commerce platforms as part of their multi-carrier shipping solutions.  Integrations with partners include Amazon, eBay, PayPal, Shopify, BigCommerce, Magento, Volusion, ChannelAdvisor, Yahoo! Stores, and many others.  Carrier integrations include USPS, FedEx, UPS, DHL, Canada Post, Royal Mail, and many others.

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

Branded Insurance

We offer branded insurance for USPS packages to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is offered by certain brands including Stamps.com, Endicia, ShipStation, ShipWorks, and ShippingEasy as part of their USPS and multi-carrier solutions. Our branded insurance is provided by our insurance providers.

International

We offer International postage solutions for both our US domestic customers shipping to destinations outside the US and, primarily through our subsidiaries, postage solutions for customers outside the US directly from international posts. Some of our international carriers include the French Post, Royal Mail, Canada Post, and Australia Post.

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

Acquisitions

MetaPack

On August 15, 2018, we, through our wholly owned subsidiary Pacific Shelf 1855 Limited, completed the acquisition of MetaPack Limited for a final adjusted purchase price of approximately £171 million, or $217.7 million using the August 15, 2018 GBP to USD exchange rate. The purchase price was funded from cash and investment balances.

Stamps.com granted inducement stock options for an aggregate of 320,250 shares of Stamps.com common stock to 72 new employees after completion of its acquisition of MetaPack.

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

Please see Note 2 - "Acquisitions" in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the three and nine months ended September 30, 2018 include MetaPack’s operations beginning on the August 15, 2018 acquisition date.  The results of our operations during the three and nine months ended September 30, 2017 do not include the operations of MetaPack.  Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of MetaPack with those that do not include such operations.

Three and Nine Months Ended September 30, 2018 and 2017

Total revenue increased 25% to $143.5 million in the three months ended September 30, 2018 from $115.1 million in the three months ended September 30, 2017. Total revenue increased 24% to $416.7 million in the nine months ended September 30, 2018 from $336.2 million in the nine months ended September 30, 2017. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $136.5 million in the three months ended September 30, 2018, an increase of 28% from $106.5 million in the three months ended September 30, 2017. Mailing and shipping revenue was $401.9 million in the nine months ended September 30, 2018, an increase of 25% from $320.9 million in the nine months ended September 30, 2017. Customized postage revenue decreased 19% to $7.0 million in the three months ended September 30, 2018 from $8.6 million in the three months ended September 30, 2017. Customized postage revenue decreased 4% to $14.8 million in the nine months ended September 30, 2018 from $15.3 million in the nine months ended September 30, 2017.

The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2018 and 2017 and the resulting percentage change (revenue in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Revenues
Service	$127,810	$97,529	31.0%	$373,932	$292,634	27.8%
Product	4,705	4,824	(2.5)%	15,276	15,301	(0.2)%
Insurance	4,023	4,099	(1.9)%	12,684	12,932	(1.9)%
Mailing and shipping revenue	136,538	106,452	28.3%	401,892	320,867	25.3%
Customized postage	6,957	8,588	(19.0)%	14,755	15,306	(3.6)%
Other	12	22	(45.5)%	52	69	(24.6)%
Total revenues	$143,507	$115,062	24.7%	$416,699	$336,242	23.9%

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

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter
2018	740	737	732
2017	722	738	736

The following table sets forth the change in paid customers and average monthly revenue per paid customer for our mailing and shipping business (in thousands except average monthly revenue per paid customer and percentage):

	Three months ended September 30,
	2018	2017	% Change
Paid customers for the quarter	732	736	(0.5)%
Average monthly revenue per paid customer	$62.14	$48.23	28.8%
Mailing and shipping revenue	$136,538	$106,452	28.3%

The number of paid customers was approximately flat in the three months ended September 30, 2018 and 2017 primarily as a result of our strategic shift to focusing on the acquisition of high-volume shipper customers, which are numerically fewer, but generally have a much higher lifetime value.

The increase in our average monthly revenue per paid customer was primarily the result of the growth in our shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees, growth in international service offerings to our domestic customers, and revenues from our acquisition of MetaPack.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Service	$127,810	$97,529	$373,932	$292,634
Product	4,705	4,824	15,276	15,301
Insurance	4,023	4,099	12,684	12,932
Customized postage	6,957	8,588	14,755	15,306
Other	12	22	52	69
Total revenues	$143,507	$115,062	$416,699	$336,242
Revenue as a percentage of total revenues
Service	89.1%	84.8%	89.7%	87.0%
Product	3.3%	4.2%	3.7%	4.6%
Insurance	2.8%	3.5%	3.1%	3.8%
Customized postage	4.8%	7.5%	3.5%	4.6%
Other	0.0%	0.0%	0.0%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

Service revenue increased 31% to $127.8 million in the three months ended September 30, 2018 from $97.5 million in the three months ended September 30, 2017. Service revenue increased 28% to $373.9 million in the nine months ended September 30, 2018 from $292.6 million in the nine months ended September 30, 2017. The increase in service revenue during the three months ended September 30, 2018 was driven by a 32% increase in our average service revenue per paid customer (Service Revenue ARPU), partially offset by a 0.5% decrease in paid customers.

The increase in our Service Revenue ARPU during the three months ended September 30, 2018 was primarily attributable to the factors that resulted in an increase in the average total mailing and shipping revenue per paid customer described in the previous section.

Product revenue decreased 2% to $4.7 million in the three months ended September 30, 2018 from $4.8 million in the three months ended September 30, 2017. Product revenue was $15.3 million in both the nine months ended September 30, 2018 and the nine months ended September 30, 2017. Product revenue is primarily driven by labels, such as NetStamps and DYMO Stamps, which are used for mailing.  As our growth in postage has been driven more by shipping than mailing over the recent years, our product revenue has not kept pace with our growth in total revenue.

Insurance revenue decreased 2% to $4.0 million in the three months ended September 30, 2018 from $4.1 million in the three months ended September 30, 2017. Insurance revenue decreased 2% to $12.7 million in the nine months ended September 30, 2018 from $12.9 million in the nine months ended September 30, 2017. Our insurance revenue decreased year over year despite the growth in service revenue related to high volume shipper customers. High volume shipper customers often self-insure, so while the high volume shipping business results in higher service fee revenue, it may not result in higher insurance revenue.

Customized postage revenue decreased 19% to $7.0 million in the three months ended September 30, 2018 from $8.6 million in the three months ended September 30, 2017. Customized postage revenue decreased 4% to $14.8 million in the nine months ended September 30, 2018 from $15.3 million in the nine months ended September 30, 2017. The decrease was primarily attributable to decreases in high volume customer orders. High volume order sales are unpredictable and vary from quarter to quarter.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues
Service	25,102	11,882	68,361	37,284
Product	1,383	1,535	4,614	4,930
Insurance	933	966	2,945	3,547
Customized postage	5,706	7,151	12,173	12,600
Total cost of revenues	$33,124	$21,534	$88,093	$58,361
Cost as percentage of associated revenue
Service	19.6%	12.2%	18.3%	12.7%
Product	29.4%	31.8%	30.2%	32.2%
Insurance	23.2%	23.6%	23.2%	27.4%
Customized postage	82.0%	83.3%	82.5%	82.3%
Total cost as a percentage of total revenues	23.1%	18.7%	21.1%	17.4%

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

Cost of service revenue increased 111% to $25.1 million in the three months ended September 30, 2018 from $11.9 million in the three months ended September 30, 2017. Cost of service revenue increased 83% to $68.4 million in the nine months ended September 30, 2018 from $37.3 million in the nine months ended September 30, 2017. The increase during the three months ended September 30, 2018 was primarily attributable to (1) a $7.3 million increase in vendor costs and expenses in connection with services for which we include such costs and expenses both in revenue and in cost of service revenue; (2) higher system operating and customer service costs, which increased by $3.2 million, to support our growing business, (3) higher credit card processing fees, which increased by $1.7 million, directly related to our higher revenue; and (4) MetaPack cost of service revenue of $0.8 million. The increase during the nine months ended September 30, 2018 was primarily attributable to (1) an $18.7 million increase in vendor costs and expenses in connection with services for which we include such costs and expenses both in revenue and in cost of service revenue; (2) higher system operating and customer service costs, which increased by $6.1 million, to support our growing business; (3) higher credit card processing fees, which increased by $5.4 million, directly related to our higher revenue; and (4) MetaPack cost of service revenue of $0.8 million. Promotional expenses were not material in the three and nine months ended September 30, 2018 and 2017.

Cost of service revenue as a percent of service revenue increased to 20% in the three months ended September 30, 2018 from 12% in the three months ended September 30, 2017. Cost of service revenue as a percent of service revenue increased to 18% in the nine months ended September 30, 2018 from 13% in the nine months ended September 30, 2017. The increase is primarily attributable to the relative increase in service revenue from service offerings for which the vendor costs and expenses are included both in revenue and in cost of service revenue.

Cost of product revenue decreased 10% to $1.4 million in the three months ended September 30, 2018 from $1.5 million in the three months ended September 30, 2017. Cost of product revenue decreased 6% to $4.6 million in the nine months ended September 30, 2018 from $4.9 million in the nine months ended September 30, 2017. The decrease during the three and nine months ended September 30, 2018 was primarily attributable to lower costs of sale for NetStamps labels.

Cost of product revenue as a percent of product revenue decreased to 29% in the three months ended September 30, 2018 from 32% in the three months ended September 30, 2017. Cost of product revenue as a percent of product revenue decreased to 30% in the nine months ended September 30, 2018 from 32% in the nine months ended September 30, 2017. The decrease is primarily attributable to lower costs of sale for NetStamps labels.

Cost of insurance revenue decreased 3% to $0.9 million in the three months ended September 30, 2018 from $1.0 million in the three months ended September 30, 2017. Cost of insurance revenue decreased 17% to $2.9 million in the nine months ended September 30, 2018 from $3.5 million in the nine months ended September 30, 2017. The decrease was primarily attributable to lower cost as a result of a renegotiated contract.

Cost of insurance revenue as a percent of insurance revenue decreased to 23% in the three months ended September 30, 2018 from 24% in the three months ended September 30, 2017. Cost of insurance revenue as a percent of insurance revenue decreased to 23% in the nine months ended September 30, 2018 from 27% in the nine months ended September 30, 2017. The decrease was primarily attributable to lower cost as a result of a renegotiated contract.

Cost of customized postage revenue decreased 20% to $5.7 million in the three months ended September 30, 2018 from $7.2 million in the three months ended September 30, 2017. Cost of customized postage revenue decreased 3% to $12.2 million in the nine months ended September 30, 2018 from $12.6 million in the nine months ended September 30, 2017. The decrease in cost of customized postage revenue during the three and nine months ended September 30, 2018 is primarily due to the decrease in our customized postage volume.

Cost of customized postage revenue as a percent of customized postage revenue was 82% in the three months ended September 30, 2018 and 83% in the three months ended September 30, 2017. Cost of customized postage revenue as a percent of customized postage revenue was 83% in the nine months ended September 30, 2018 and 82% in the nine months ended September 30, 2017. The cost of customized postage revenue as a percentage of customized postage revenue was relatively stable year-over-year.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Sales and marketing	$26,743	$20,588	$78,280	$66,018
Research and development	14,432	12,037	38,845	34,187
General and administrative	24,916	25,243	71,119	65,676
Total operating expenses	$66,091	$57,868	$188,244	$165,881
Operating expenses as a percent of total revenues:
Sales and marketing	18.6%	17.9%	18.8%	19.6%
Research and development	10.1%	10.5%	9.3%	10.2%
General and administrative	17.4%	21.9%	17.1%	19.5%
Total operating expenses as a percentage of total revenues	46.1%	50.3%	45.2%	49.3%

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

Sales and marketing expense increased 30% to $26.7 million in the three months ended September 30, 2018 from $20.6 million in the three months ended September 30, 2017.  Sales and marketing expense increased 19% to $78.3 million in the nine months ended September 30, 2018 from $66.0 million in the nine months ended September 30, 2017. The increase during the three months ended September 30, 2018 was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $3.9 million and a net increase in headcount-related expenses including stock-based compensation of $1.4 million. The increase during the nine months ended September 30, 2018 was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $8.2 million and a net increase in headcount-related expenses including stock-based compensation of $2.4 million.

Sales and marketing expense as a percent of total revenue was 19% in the three months ended September 30, 2018 which was up compared to 18% in the three months ended September 30, 2017. Sales and marketing expense as a percent of total revenue was 19% in the nine months ended September 30, 2018 which was down compared to 20% in the nine months ended September 30, 2017. Sales and marketing expense as a percentage of total revenue was relatively stable year-over-year.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.

Research and development expense increased 20% to $14.4 million in the three months ended September 30, 2018 from $12.0 million in the three months ended September 30, 2017. Research and development expense increased 14% to $38.8 million in the nine months ended September 30, 2018 from $34.2 million in the nine months ended September 30, 2017. The increase during the three months ended September 30, 2018 was primarily attributable to a net increase in headcount-related expense including stock-based compensation of $1.3 million and a $0.7 million increase in information technology expenses. The increase during the nine months ended September 30, 2018 was primarily attributable to a net increase in headcount-related expense including stock-based compensation of $2.8 million and a $1.2 million increase in information technology expenses. The increases in headcount-related expenses were incurred to support our expanded product offerings and technology infrastructure investments and include headcount-related expenses for MetaPack employees.

Research and development expense as a percent of total revenue during both the three months ended September 30, 2018 and the three months ended September 30, 2017 was 10%. Research and development expense as a percent of total revenue during the nine months ended September 30, 2018 and 2017 was 9% and 10%, respectively.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.

General and administrative expense decreased 1% to $24.9 million in the three months ended September 30, 2018 from $25.2 million in the three months ended September 30, 2017. General and administrative expense increased 8% to $71.1 million in the nine months ended September 30, 2018 from $65.7 million in the nine months ended September 30, 2017. The decrease during the three months ended September 30, 2018 was primarily attributable to $6.0 million of executive consulting expense recorded in the three months ended September 30, 2017 with no similar expense being recorded in the three months ended September 30, 2018 and a $1.4 million net decrease in headcount-related expense including stock-based compensation, partially offset by (a) an increase in indirect tax liabilities of $1.9 million, (b) $1.9 million of one-time insurance proceeds relating to a prior legal settlement recorded in the three months ended September 30, 2017, (c) professional service fees of $1.6 million related to corporate development activities, and (d) an increase in other professional expenses of $1.2 million. The increase during the nine months ended September 30, 2018 was primarily attributable to (a) an increase in indirect tax liabilities of $5.7 million, (b) professional service and settlement expenses of $3.1 million related to corporate development and litigation activities, (c) $1.9 million of one-time insurance proceeds relating to a prior legal settlement recorded in the three months ended September 30, 2017, (d) an increase in other professional expenses of $1.2 million, partially offset by (1) $6.0 million of executive consulting expense recorded in the three months ended September 30, 2017 with no similar expense being recorded in the nine months ended September 30, 2018 and (2) a $1.3 million net decrease in headcount-related expense including stock-based compensation.

General and administrative expense as a percent of total revenue was 17% in the three months ended September 30, 2018 and 22% in the three months ended September 30, 2017. General and administrative expense as a percent of total revenue was 17% in the nine months ended September 30, 2018 and 20% in the nine months ended September 30, 2017. The decrease is primarily attributable to the factors described in the previous paragraph.

Interest Income and Other Income

Interest and other income primarily consists of interest income from cash, cash equivalents, and short-term and long-term investments. Interest and other income decreased to $83,000 in the three months ended September 30, 2018 from $120,000 in the three months ended September 30, 2017. Interest and other income decreased to $175,000 in the nine months ended September 30, 2018 from $309,000 in the nine months ended September 30, 2017. Interest and other income is not material to the consolidated financial statements.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense decreased to $668,000 in the three months ended September 30, 2018 from $967,000 in the three months ended September 30, 2017. Interest expense decreased to $1.9 million in the nine months ended September 30, 2018 from $2.8 million in the nine months ended September 30, 2017. The decreases in interest expense are primarily attributable to lower outstanding debt balances under our credit facility, partially offset by higher interest rates.

Provision for Income Taxes

Our income tax expense was $9.3 million and $11.7 million for the three and nine months ended September 30, 2018, respectively. Our income tax benefit was $11.4 million and $0.9 million for the three and nine months ended September 30, 2017, respectively.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for tax benefits from exercises of stock awards and research and development tax credits, as well as nondeductible items and state taxes.

See Note 7 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, we had $78.3 million and $153.9 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $160.1 million and $149.0 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash provided by operating activities was primarily attributable to the (1) increase in net income of $15.6 million, (2) the decrease in other current assets of $14.8 million, (3) the increase in deferred income tax expense of $2.3 million, and (4) the increase in other liabilities of $2.2 million, partially offset by (a) the increase in accounts receivable of $15.3 million, (b) the decrease in stock-based compensation expense of $7.3 million, and (c) the decrease in accounts payable and accrued expenses of $2.2 million.

Net cash used in investing activities was approximately $210.1 million and $4.5 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash used in investing activities was primarily attributable to the acquisition of MetaPack for a purchase price of $208.5 million, net of cash acquired, partially offset by the $4.4 million decrease in acquisition of property and equipment primarily due to higher prior period capital expenditures.

Net cash used in financing activities was approximately $25.4 million and $68.0 million during the nine months ended September 30, 2018 and 2017, respectively.  The decrease in net cash used in financing activities was primarily due to the $50.7 million decrease in stock repurchases, partially offset by (1) the $3.3 million increase in payments of statutory income tax withholding obligations that were funded by shares withheld, (2) the full repayment of MetaPack's existing revolving credit facility balance of approximately $12.7 million, which was higher than the Company's prior period optional repayment of debt of $10.0 million, and (3) the $2.4 million decrease in proceeds from stock option exercises.

The effect of exchange rate changes on cash and cash equivalents was approximately $(203,000) and $0 during the nine months ended September 30, 2018 and 2017, respectively.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments) as of September 30, 2018 (in thousands):

Twelve Month Period Ending September 30,	Operating Lease Obligations
2019	$5,217
2020	5,243
2021	4,906
2022	3,802
2023	3,461
Thereafter	4,634
Total	$27,263

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debt issuance costs for each of the three and nine months ended September 30, 2018 and 2017 was approximately $93,000 and $279,000, respectively. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of September 30, 2018, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.64%.  We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2018, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness; grant liens; repurchase stock; pay dividends; and engage in certain investment, acquisition, and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments.  As of September 30, 2018, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.75 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million.  As of September 30, 2018, our Consolidated Total Leverage Ratio was 0.26 to 1.00, our Fixed Charge Coverage Ratio was 22.33 to 1.00 and our Liquidity was approximately $160 million, which includes cash and cash equivalent balances, as well as the available balance under the revolving credit facility. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to September 30, 2018 are as follows (in thousands):

Year Ending September 30,	Amount
2019	$10,312
2020	12,375
2021	41,250
Thereafter	—
Total debt	63,937

Less: debt issuance costs	810
Total debt, net of debt issuance costs	$63,127

The estimated interest payments related to our debt due subsequent to September 30, 2018 are as follows (in thousands):

Year Ending September 30,	Amount
2019	$2,214
2020	1,811
2021	204
Thereafter	—
Total	$4,229

The above estimated interest payments assume an interest rate of 3.64%, which is our interest rate as of September 30, 2018.

Immediately following the acquisition of MetaPack, we repaid in full MetaPack's existing revolving credit facility balance of approximately $12.7 million.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Segment Analysis

We acquired MetaPack in the middle of our third fiscal quarter, on August 15, 2018, and, accordingly, there is no inclusion of MetaPack’s results prior to our ownership within this Report.  Given the short period of ownership, the absence of MetaPack data in our results prior to our ownership of MetaPack, and the inclusion of segment financial information contained in Note 10 to the statements contained in this Report, we believe that, as of the filing of this Report, a segment presentation in this Management Discussion and Analysis of Results of Operations section is not necessary to form an understanding of our overall business.  We intend to provide a segment analysis in our future Management Discussion and Analysis of Results of Operations sections when appropriate to facilitate an understanding of our business.

Business Outlook and Forward-Looking Statements

The following forward-looking statements are accompanied by, and should only be read in conjunction with, the qualifications and limitations described in the forward-looking statements discussion at the beginning of this Item 2 and the risks and other factors set forth in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 8, 2018 and in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.

We expect our mailing and shipping revenue to increase in 2018 compared to 2017. We expect our mailing and shipping revenue growth in 2018 to be less than the growth we achieved in 2017 compared to 2016 now that we have passed the one year anniversary of our ShippingEasy acquisition. Our ability to grow our mailing and shipping revenue is partly dependent on our ability to increase our sales and marketing spend to acquire new customers and to retain our existing customers. To the extent we are not able to achieve our target increase in spending and acquire or retain customers, this would negatively impact our 2018 mailing and shipping revenue growth expectations.

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

We expect research and development expenses to be higher in 2018 as compared to 2017 as we expect to hire additional research and development personnel in 2018. We expect the percent increase in research and development expense in 2018 to approximate the percent increase in 2017.

We expect general and administrative expenses to be higher in 2018 as compared to 2017 as we expect to hire additional general and administrative personnel in 2018 and to continue to incur sales tax expense. We expect the percent increase in general and administrative expense in 2018 to be less than the percent increase in 2017.

We expect our stock-based compensation expense to be lower in 2018 compared to 2017.

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

As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion in the beginning of Item 2 of this Report and the risks and other factors set forth in Item 1A of Part II of this Report, Item 1A Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 8, 2018, and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018. Our business has grown through acquisitions during 2014 through 2018; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations.  As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of September 30, 2018, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $63.9 million.  Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of September 30, 2018, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.64%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We do not hold or issue financial instruments for trading purposes. We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Our cash equivalents consist primarily of money market securities and had a weighted average maturity of 18 days and a weighted average interest rate of 1.9% at September 30, 2018. The aggregate value of our cash and cash equivalents was $78.3 million at September 30, 2018. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

As discussed in Note 2 in our Notes to Consolidated Financial Statements, we acquired MetaPack on August 15, 2018. The results of operations of the acquired business are included in our results of operations beginning August 15, 2018. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MetaPack, which are included in the Consolidated Financial Statements of Stamps.com Inc. and subsidiaries and constituted approximately $247 million of assets as of September 30, 2018, approximately $5 million of revenues and approximately $1 million of net loss for the nine months ended September 30, 2018. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition.

Changes in internal controls

On August 15, 2018, we acquired MetaPack and, as a result, we have begun integrating certain processes, systems and controls relating to MetaPack into our existing system of internal control over financial reporting in accordance with our integration plans. Except for certain processes, systems and controls relating to the integration of MetaPack, during the quarter ended September 30, 2018, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 3 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 8, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
July 1, 2018 - July 31, 2018	14,700	$270.07	14,700	$79,537
August 1, 2018 - August 31, 2018	18,500	$244.69	18,500	$75,010
September 1, 2018 - September 30, 2018	16,000	$234.36	16,000	$71,260

On April 25, 2018, the Board of Directors approved a stock repurchase plan, which became effective May 11, 2018, that replaced our prior stock repurchase plan and authorized the Company to repurchase up to $90 million of stock over the six months following its effective date. On October 24, 2018, the Board of Directors approved a new stock repurchase plan that will take effect upon expiration of the current plan on November 11, 2018 and authorizes the Company to repurchase up to $90 million of stock over the six months following its effective date.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

(a)    Information Provided Pursuant to Item 3.03 (Material Modification to Rights of Security Holders) and Item 5.03 of Current Report on Form 8-K (Amendment to Articles of Incorporation or Bylaws).

Pursuant to Item 5 of Quarterly Report on Form 10-Q and applicable SEC guidance which permits such disclosures, we are providing the following information in response to Items 3.03 and 5.03 of Current Report on Form 8-K.

On November 7, 2018, our Board of Directors (the “Board”) amended and restated Stamps.com's Bylaws (as so amended and restated, the “Bylaws”), effective as of such date. The principal changes to the Bylaws were generally to modernize them, including by:

•removing inapplicable language regarding term of office of directors (Article III, Section 1) and removing Section 5 of Article III regarding first board meeting after an annual stockholder meeting;

•confirming and updating the following provisions with respect to Delaware General Corporation Law, including: the use of remote communications and electronic transmissions, or current accepted practice; notice of annual stockholder meetings (Article, II, Section 3); providing lists of stockholders (Article II, Section 4); notice of special stockholder meetings (Article II, Section 6); voting power and proxies of stockholders (Article II, Section 10); action without a meeting by the Board (Article III, Section 9); appointment of committees of directors (Article III, Section 11); manner of notice (Article IV, Section 1); waiver of notice (Article III, Section 2); removal of officers (Article V, Section 3); use of uncertificated shares (Article VI, Section 1); and fixing the record date for stockholder meetings, actions by written consent of stockholders and payment of distributions (Article VI, Section 4);

•establishing a new advance notice provision providing that, to be timely, written notice from a stockholder of a proposal or director nomination must be received by the Company at its principal executive offices not less than 120 but no more than 150 calendar days in advance of the one year anniversary of the previous year’s annual meeting of stockholders and expanding the information about the proposing stockholder and the proposal or director nominee, as applicable, required to be provided pursuant to the advance notice bylaws provision.   The Company’s proxy statement for its 2018 annual meeting of stockholders, which was held on June 11, 2018, provided that to be timely, notice of a nomination for director or other proposal must be delivered to, or mailed and received at, the Company’s principal executive offices not less than 120 days before the date of the annual meeting. The new advance notice provisions in the Bylaws applies to the Company’s 2019 annual meeting, which means that, to be timely, written notice from a stockholder of a proposal or director nomination must be received by the Company at its principal executive offices not less than 120 but no more than 150 calendar days in advance of the one year anniversary of June 11, 2018, and provide the information required by, and satisfy the requirements of, the advance notice provision in the Bylaws (Article II, Section 11);

•adding a provision that, unless provided otherwise by the Board, the Chairman of the Board, Chief Executive Officer, President or any Vice President may appoint agents of the Company to cast votes of securities of another entity owned by the Company (Article V, Section 15);

•adding a provision for procedures for conducting stockholder meetings (Article II, Section 11) and fixing a record date for adjournment of meetings (Article II, Section 8);

•conforming indemnification language to that in Stamps.com's Amended and Restated Certificate of Incorporation (Article VII, Section 6);

•designating Delaware as the exclusive forum for certain actions with respect to Stamps.com (Article VII, Section 7); and

•integrating all prior amendments and publicly disclosed interpretations.

The foregoing summary description of the amendments to the Bylaws does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Amended and Restated Bylaws, which are attached hereto as Exhibit 3(ii).1  to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(b)    Material changes to procedures by which security holders may recommend nominees to the registrant's board of directors.

See paragraph (a) of this Item 5, above, which is incorporated herein by reference.

Except as provided in paragraph (a) of this Item 5, above, the procedures by which security holders may recommend nominees to the registrant's board of directors remain unchanged.

Additionally, on October 25, 2018, our Board of Directors amended the Company's Nominating Committee Charter to explicitly state the Committee's commitment to actively seek out highly qualified women and individuals from minority groups to include in the pool from which Board nominees are chosen.  The Nominating Committee Charter, as amended, has been posted to the Company's website.

ITEM 6.    EXHIBITS

3(ii).1	Amended and Restated Bylaws of Stamps.com Inc.

10.1	Share Purchase Agreement, dated July 24, 2018, by and among MetaPack, Pacific Shelf, the Key Sellers and Stamps.com as guarantor. (1) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 (File number 000-26427).

*	Furnished, not filed.

**	Confidential treatment has been requested and received with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

November 9, 2018	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

November 9, 2018	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer