Form 10-K
period 2018-12-31
STAMPS.COM INC
filed 2019-03-01
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 29, 2018, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $4,415,776,705 (based upon the closing price of $253.05 per share for shares of the Registrant’s Common Stock as reported by The NASDAQ Stock Market on that date). As of January 31, 2019, there were 17,527,387 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2018

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
Our trade names and registered trademarks include Stamps.com, Auctane, Endicia, MetaPack, NetStamps, PhotoStamps, ShippingEasy, ShipStation, ShipWorks, and the Stamps.com logo. This Report also references trade names and trademarks of other entities. References in this Report to “we” “us” “our” or “Company” are references to Stamps.com Inc. and its subsidiaries.

ITEM 1.    BUSINESS.
Overview
Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States and Europe. Under the Stamps.com and Endicia® brands, customers use our United States Postal Service (USPS) only solutions to mail and ship a variety of mail pieces and packages through the USPS. Customers using our solutions can receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999. Endicia became a USPS-approved PC Postage vendor in 2000. Under the MetaPackTM, ShippingEasy®, ShipStation®, and ShipWorks® brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers, and warehouse shippers.
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
Services and Products
Mailing and Shipping Business
We offer the following mailing and shipping products and services to our customers under the Stamps.com, Endicia, MetaPack, ShippingEasy, ShipStation, and ShipWorks brands:

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

Our USPS mailing and shipping solutions enable users to print "electronic postage" directly onto envelopes, plain paper, or labels using only a standard personal computer, printer, and Internet connection. Our solutions support a variety of USPS mail classes including First Class Mail®, Media Mail®, Parcel Select®, Priority Mail, Priority Mail Express, and others. Customers can also add USPS Special Services to their mail pieces, such as Certified Mail®, Collect on Delivery, Insured Mail, Registered Mail®, Restricted Delivery, Return Receipt, Signature Confirmation™, and USPS Tracking®. Our customers can print postage (1) on NetStamps® labels, which can be used just like regular stamps, (2) on envelopes and postcards or on labels in a single step process that saves time and provides a professional look, (3) on plain 8.5" x 11" paper or on special labels for packages, and (4) on integrated customs forms for international mail and packages.

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

Customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform. We have been, and in the future potentially could be, compensated directly by the USPS and/or other carriers for shipping labels printed that meet certain requirements. For an update on certain historical arrangements, see "Risk Factors--Risks Related to our Industry--The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance." We may earn revenue from customers that have access to our platform when they purchase postage or print shipping labels. We may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners. We may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners.

Multi-Carrier Shipping Solutions
We offer multi-carrier shipping solutions through our MetaPack, ShippingEasy, ShipWorks, and ShipStation brands. MetaPack, ShippingEasy, ShipWorks, and ShipStation offer leading multi-carrier solutions for shippers including e-commerce merchants, online retailers, warehouses, fulfillment houses, large retailers, and other types of shippers that use multiple carriers such as Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and many others.
MetaPack, which we acquired on August 15, 2018, provides multi-carrier enterprise-level solutions to many of the world’s preeminent e-commerce retailers and brands. MetaPack provides its customers access to a carrier library with support for over 450 parcel carriers. MetaPack's platform also provides sophisticated solutions including carrier management, a carrier optimization engine, a track and trace system, a parcel returns system, a delivery analysis and carrier service-level agreement (SLA) monitoring system, a sophisticated cross-border solution, and a system that provides dynamic delivery options right in the shopping cart. From a single integration, Metapack’s customers are able to offer delivery choice and convenience in all major e-commerce markets around the world. Metapack’s software also improves its customers’ shopping cart order conversion rates and order delivery satisfaction ratings.
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

ShipStation, which we acquired on June 10, 2014, offers web-based multi-carrier shipping solutions under the brand names ShipStation and Auctane® that target e-commerce merchants, online retailers, fulfillment houses, and warehouses.  ShipStation's solutions feature over 300 integrations with partners and carriers, including marketplaces, shopping carts, and e-commerce platforms. ShipStation offers multi-carrier shipping options and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.
Consolidation Services
As part of our mailing and shipping business, we offer domestic and international shipping services through consolidators, who group packages by destination and ship the packages directly or through partners. These services seek to take advantage of economies of scale, with the goal of yielding lower shipping costs for our customers.
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
In addition, MetaPack, ShipStation, ShipWorks, and ShippingEasy have hundreds of integrations with partners and carriers, including marketplaces, shopping carts, and e-commerce platforms as part of their multi-carrier shipping solutions.  Integrations with partners include Amazon, BigCommerce, ChannelAdvisor, eBay, Magento, PayPal, Shopify, Volusion, Yahoo! Stores, and many others.  Carrier integrations include Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and many others.
Mailing & Shipping Supplies Stores
Stamps.com and Endicia's mailing & shipping supplies stores (our "Supplies Stores") are available to our customers from within our mailing and shipping solutions and sell NetStamps labels, shipping labels, other mailing labels, dedicated postage printers, scales, and other mailing and shipping-focused office supplies. Our Supplies Stores feature store catalogs, messaging regarding free or discounted shipping promotions, cross-selling product recommendations during the checkout process, product search capabilities, and same-day shipping of orders with expedited shipping options. Our multi-carrier solutions do not have mailing and shipping supplies stores as part of their solutions.
Branded Insurance
We offer branded insurance for USPS packages to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is offered by certain brands including Stamps.com, Endicia, ShippingEasy, ShipStation, and ShipWorks as part of their USPS and multi-carrier solutions. Our branded insurance is provided by our insurance providers.

International
We offer international mailing and shipping solutions for both our US domestic customers mailing and shipping to destinations outside the US and, primarily through our subsidiaries, mailing and shipping solutions for customers outside the US directly from international posts and carriers. Some of our international carriers include Australia Post, Canada Post, French Post, and Royal Mail.
Customized Postage
We offer customized postage under the PhotoStamps® brand name. Customized postage is a patented form of postage that allows consumers to turn digital photos, designs or images into valid USPS-approved postage. With this product, individuals or businesses can create customized USPS-approved postage using pictures of their children, pets, vacations, celebrations, business logos, and more. Customized postage can be used as regular postage to send letters, postcards or packages. PhotoStamps is available from our www.photostamps.com website.
Customer Value Proposition for our Mailing and Shipping Business
Shippers
Our shipping customers save time and optimize their shipping operations in a number of ways including:

(1)	Our solutions allow customers to easily access more than 450 domestic and international carriers from a single user interface;

(2)	Our solutions support all of a customer’s selling channels from a single user interface including multiple marketplaces, shopping carts, their own websites and e-commerce platforms;

(3)	Our solutions allow customers to organize their daily shipping tasks such as search, filter and combining orders into a single unified list;

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

(7)
Our USPS solutions allow customers to generate a single bar-coded form that represents multiple packages in a single shipment so that the USPS can scan the single form to accept all of the packages at once and the customer gets a record that all the packages were accepted by the USPS; and

(8)
Our solutions allow customers to send USPS packages with the value of the postage hidden, which is a useful feature for e-commerce shippers that may not want the recipient to see actual shipping cost information.

Our shipping customers save money in a number of ways including:

(1)	Our solutions allow customers to receive discounts for most USPS packages;

(2)	Our multi-carrier solutions allow customers to optimize between carriers by selecting the lowest cost option based on package size, weight, destination distance and delivery times;

(3)	Our solutions allow customers to reduce their customer support costs by automatically generating and sending package delivery status e-mails to customers; and

(4)	Our USPS solutions allow customers to access cost effective USPS package classes such as First Class packages, media mail and parcel select.

Small Businesses and Large Enterprises
Our small business and large enterprise customers can also save money in a number of ways including:

(1)	Our USPS solutions allow customers to receive discounts on single piece First Class letter postage rates compared to USPS post offices and other retail USPS locations;

(2)	Our USPS solutions allow customers to receive a discounted rate for most USPS packages compared to USPS.com or retail postal rates;

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

(2)	Direct Mail. We send direct mail pieces to prospective customers with prospect lists purchased from third parties or obtained from partners;

(3)	Direct Sales. We utilize a direct sales force that sells our mailing and shipping solutions to large enterprises, large retailers, and high volume shippers;

(4)	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, tradeshows, retail and other programs;

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

(10)	USPS Referrals. We market to USPS Account Managers with the goal of receiving customer referrals.

Marketing of Customized Postage
We target our customized postage products to both consumers and businesses. We market our customized postage products through the following channels:

(1)	Direct Sales. Direct sales where we target businesses and not-for-profit organizations for high volume orders;

(2)	Online Advertising. Online advertising including paid search and other online advertising methods;

(3)	Partnerships including with on-line portals for photograph management and personalized products and services; and

(4)	Marketing. Marketing to customers who have purchased customized postage in the past.

2019 Business Strategy
Mailing and Shipping Business
Our 2019 Mailing and Shipping business strategy includes the initiatives and plans listed below. These initiatives and plans are subject to change without notice based on our analysis of market and business conditions, and constitute “forward-looking statements,” and accordingly are subject to the cautionary statements, qualifications and limitations on forward-looking statements we discuss at the beginning of Part I of this Report.
(1) Leverage our portfolio of mailing and shipping solutions to drive growth.
With the acquisitions of Endicia, MetaPack, ShippingEasy, ShipStation and ShipWorks, we now have a full and diverse suite of solutions across these brands, and we believe that we have a complete product and robust solution that will meet the needs of our current and of our target domestic and international customers. Our customers’ needs vary based on their specific situations including: (1) specific technology or operating system support such as Windows versus Mac and web-based versus client-based solutions; (2) breadth and depth of product features; (3) product ease-of-use which is often traded off versus product capability and complexity; (4) ease and speed for processing large volumes of packages in the fewest number of steps; (5) breadth and depth of integrations with partner solutions such as e-Commerce tools, shopping carts, and online marketplaces; and (6) number of private carriers supported (e.g., DHL, FedEx, UPS, regional carriers, international carriers, etc.). Our goal is to be able to meet the needs of as many customers as possible so that we can maximize our customer acquisition, maximize our average annual revenue per paid customer (ARPU), reduce our monthly customer cancellation rates, or churn, and increase overall customer usage.
(2) Invest for growth in the shipping part of our business.
Our shipping customers include e-commerce merchants, warehouses, fulfillment houses, large retailers and other types of shippers. E-commerce shipping is the fastest growing part of the mailing and shipping industry. According to quarterly U.S. Census Bureau Retail E-Commerce Sales reports, U.S. e-commerce sales for the twelve months ended September 30, 2018 grew approximately 15% over e-commerce sales for the twelve months ended September 30, 2017. According to the United Kingdom's Office for National Statistics, 2017 e-commerce sales by businesses in the UK non-financial sector with 10 employees or more grew 16% over 2016 sales. Accordingly, a large percentage of our company investments are being made to target e-commerce shippers. For 2019 and beyond we expect to continue making these large investments in order to attract these types of shippers to our solutions. Shipping customers are more expensive to acquire than small business customers but yield higher longer-term returns on investment with their typical characteristics including higher ARPU and lower churn when compared to other small businesses that predominately use our services to send mail.
(3) Expand the features and functionality of our solutions, particularly in the shipping part of our business.
We plan to continue to enhance our technology and solutions for our target customers that include e-commerce merchants, warehouses, fulfillment houses, large retailers and other types of shippers. We plan to enhance and add new features and functionality that will improve the value proposition of our solutions for shippers. We plan to add new integrations for easier data export and import from the tools that customers use and add new carrier and partner integrations. We plan to continue to build our support for new products such as inventory management, customer management and mobile solutions. We also plan to continue offering services such as our international shipping program, which bundles international shipping with valuable customer benefits such as free package pickup, free insurance, upgraded delivery speeds, enhanced tracking, simpler customs procedures, and other benefits.
(4) Increase our sales and marketing investment.
Based on recent analysis and trends, we expect to get a strong return on our investment from our mailing and shipping customers because they have a high expected lifetime value relative to the expected cost of acquiring those customers. Accordingly, we plan to increase our total sales and marketing expense in 2019 versus 2018. We plan to continue increasing our investment in direct sales, direct mail, traditional media, radio, television, search engine marketing, search engine optimization as well as refining our customer acquisition process through affiliates, partners, telemarketing and other areas.

(5) Enhance our enterprise solutions sales and marketing efforts.
Our solutions targeted at enterprise customers continue to have a stronger customer value proposition compared to postage meters and our customers continue to be attracted to our enterprise solution versus a postage meter. We believe this customer preference is based on our lower total cost of ownership and the greater visibility into individual employee activity available from our centralized front-end reporting tool that has capabilities that are not available with a postage meter, such as real time data, improved web-based postage management tools, and enhanced web-based financial and administrative controls for central decision makers. For 2019 we plan to increase, optimize and refine our enterprise customer lead generation and sales and marketing efforts.
Customized Postage
In 2019 we plan to continue marketing customized postage, but with limited spending and expectations. In recent years, we reduced our consumer-focused marketing spending in order to lower our customer acquisition costs and improve our expected returns and profitability in the customized postage business. We plan to continue our programs of focused direct-to-website marketing spending with a goal of keeping the overall cost per acquisition at a level that provides an attractive financial return. We also plan to continue our efforts to generate high volume business orders which have become a larger part of our customized postage business in recent years.
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
Retail Mailing and Shipping Locations
The majority of our small business customers use our USPS solutions as an alternative to visiting USPS or other retail locations. The USPS owns and operates approximately 31,000 retail post offices across the United States. Many of the USPS retail post offices also feature a USPS kiosk for self-serve mailing and shipping services with more convenient access and over extended access hours. The USPS authorizes thousands of additional contract post offices, community post offices and village post offices which allow third parties to operate post offices that are not owned by the USPS, such as those available in Hallmark stores. We also compete for mailing and shipping customers with alternatives such as postage stamps and prepaid USPS shipping labels available at grocery stores and at discount chains such as Costco. We also compete with USPS mailing and shipping services available at small business mailing and shipping centers such as UPS Stores or FedEx Offices stores, and those available inside office supply stores. Further, we have not been approved to offer our customers “Forever” postage rates, which are rates that do not ever expire and do not require extra postage following a postage rate increase.
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
USPS services are also integrated directly into web shipping solutions available through Amazon.com, eBay, and PayPal. Sellers operating within these marketplaces may purchase USPS shipping labels in a convenient manner as part of the standard checkout flow. In all of these online marketplaces, customers can print postage for shipping without paying a monthly service fee like we typically charge. These solutions also feature USPS package rate discounts that are similar to ours, and in some cases superior to the discounts we are approved to offer customers. For postage payment, these web shipping solutions use the USPS’s electronic verification system (eVS), the USPS’s solution branded ePostage or another approved USPS PC postage vendor.
We believe customers choose our solutions over USPS online products because of the capabilities and performance of our products, the breadth of features that we offer, and the quality of our support organization. We believe customers choose USPS online products to meet their shipping needs over our solutions because of the additional fees that we may charge and/or the convenience of using one of these online products.
USPS Software Solutions
We compete with USPS private-labeled downloadable software and API (application program interface) solutions which are offered under the brand names Click-N-Ship Business Pro and USPS Web Tools. These solutions are targeted at higher volume business users or partners and include enhanced features for higher volume customers compared to those available at USPS.com. For postage payment, these solutions utilize the USPS’s electronic verification system (eVS), or utilize the USPS’s solution branded ePostage, which are two similar systems for providing access to USPS shipping without needing PC Postage. eVS and ePostage offer more convenient solutions to higher-volume shippers with certain advantages over our PC Postage products such as: (1) labels can be printed “offline” without requiring an internet connection; (2) labels are not charged to a customer’s account until they are inserted into the mail stream; (3) eVS/ePostage labels do not expire and can be used at any time; (4) eVS/ePostage labels do not need to be saved and submitted for refunds; and (5) eVS/ePostage labels are able to support certain USPS returns products. However, we do offer our own eVS products that have some of the same capabilities. Additionally, all USPS software solutions are made available to customers with no additional monthly or transaction fees, and they may also be offered with discounts on the postage rates that are superior to the discounts that we are able to provide to our customers.
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
Traditional Postage Meters
We compete with traditional postage meters offered by FP Mailing Solutions, Hasler, Neopost, and Pitney Bowes in the U.S. market. Postage meters offer customers a simple user interface and often work better in a higher volume mail preparation process since postage meters can add postage after an envelope has already been stuffed and sealed, and can automatically weigh an envelope and add the appropriate postage. Additionally, more expensive postage meters can add postage to envelopes at rates that are faster than postage can be added using our USPS solutions since we are limited by the speed of an office printer.
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

Other USPS-Approved Vendors
We compete with EasyPost and Pitney Bowes which, in addition to Stamps.com and Endicia, are USPS-approved PC Postage providers. We also compete with Shippo which is an approved USPS ePostage provider.
Pitney Bowes is the current leader in the U.S. traditional postage meter business and offers software and web-based PC Postage services and integrations similar to our mailing and shipping services and integrations under the brand names pbSmartPostageTM and SendProTM. Pitney Bowes also offers shipping APIs that customers and partners can integrate with Pitney Bowes solutions to obtain shipping labels. Pitney Bowes shipping APIs facilitate the web shipping solutions available through eBay and PayPal where sellers operating within those marketplaces may purchase USPS shipping labels in a convenient manner.
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
Private Carrier Technology Solutions
We compete with private carriers who offer their own shipping technology solutions such as FedEx Ship Manager, FedEx.com, UPS WorldShip, and UPS.com. These private carrier solutions are provided at no cost to the customer and in many cases also include free implementation, free hardware such as printers or scales, and free consumables and other supplies. When customers evaluate carriers’ technology solutions, among other factors, they consider the cost and complexity of the technology product needed to access a particular carrier’s services.
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
Multi-Carrier E-commerce Solutions
MetaPack, ShippingEasy, ShipStation and ShipWorks provide multi-carrier solutions targeted at shippers such as warehouses, fulfillment houses, e-commerce shippers, large retailers, and other types of high volume shippers enabling the use of more than just the USPS for their business. In this area of our business, we compete with alternative means available to those categories of customer, including: other similar multi-carrier solutions (some of which are offered for free for lower volume users); warehouse and transportation management systems that offer multi-carrier shipping capabilities; package manifesting systems; e-commerce shopping carts that offer multi-carrier shipping solutions; and inventory management solutions or listing management solutions that offer multi-carrier solutions.
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

Industry Overview
Small and Home Businesses
According to the statistics provided by the U.S. Census Bureau, Statistics of U.S. Businesses, and the Internal Revenue Service, respectively, there were approximately 6 million small businesses with 1 – 99 employees and approximately 26 million sole proprietorships in 2016. Our mailing and shipping solutions target the home office, home business, small office and small business customers. We believe that some portion of the approximately 32 million small businesses and sole proprietorships are potential customers for our solutions.
Mailing & Shipping
According to the USPS Fiscal 2018 Final Revenue, Pieces, and Weight by Classes of Mail and Special Services Report, the total USPS revenue was $70.8 billion during its fiscal year ended September 30, 2018. Of this amount approximately $51.6 billion was represented by mail classes that are supported using our current solutions (First Class Mail, First Class Packages, International Mail, Media Mail, Parcel Select, Priority Mail, Priority Mail Express, and special services including Certified Mail, Return Receipt, USPS tracking and package insurance). The $51.6 billion in supported mail classes is comprised of (1) $26.0 billion in First Class mail; (2) $20.7 billion in shipping and package services; (3) $1.5 billion in international mail; (4) $0.9 billion in special services; and (5) $2.5 billion in ancillary and other mail services. We believe that some portion of the $51.6 billion in supported mail classes was generated by users who are potential customers for our solutions.
Our multi-carrier shipping solutions MetaPack, ShippingEasy, ShipStation and ShipWorks also address the potential market represented by the private carriers. According to data derived from the UPS 2018 Annual Report on Form 10-K, UPS earned $43.6 billion of U.S. Domestic Package segment revenue on 4.4 billion packages shipped and $14.4 billion of International Package segment revenue on 810.9 million packages shipped. According to data derived from the FedEx 2018 Annual Report on Form 10-K and the FedEx Q2 Fiscal 2019 Statistics Report, FedEx earned $12.8 billion of U.S. FedEx Express segment package revenue on 695.9 million packages shipped, $15.2 billion on International FedEx Express segment package revenue on 830.5 million packages shipped, and $18.4 billion on FedEx Ground segment revenue on 2.1 billion packages shipped. When taken together, we estimate that the top 3 U.S. carriers (UPS, FedEx and the USPS) have domestic and international package revenue of approximately $125.1 billion. According to data derived from Deutsche Post DHL Group’s 2017 Annual Report, we estimate there is approximately $1.9 billion represented by DHL Express International shipments originating in the U.S. and $11.6 billion originating outside the U.S. We believe some portion of the approximately $138.6 billion package revenue was generated by users who are potential customers for our solutions.
E-commerce
According to quarterly U.S. Census Bureau Retail E-Commerce Sales reports, U.S. e-commerce sales for the twelve months ended September 30, 2018 were estimated at $497 billion, an increase of 15.0% over e-commerce sales for the twelve months ended September 30, 2017. E-commerce sales accounted for 9.4% of total U.S. retail sales in the twelve months ended September 30, 2018 which was up from 8.6% of total retail sales in the twelve months ended September 30, 2017. According to the United Kingdom's Office for National Statistics, 2017 e-commerce sales by businesses in the UK non-financial sector with 10 employees or more were estimated at £560 billion, growing 16% over 2016 sales estimated at £484 billion. We believe the growth in e-commerce sales drives growth in the number of e-commerce packages shipped and that e-commerce merchants are potential customers of our solutions.
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

Our Technology
Our systems are located in multiple geographically disparate high-security data centers as well as secure connected cloud infrastructure platforms. These systems create the data used to generate information-based indicia and third party certified labels. They also process postage purchases using proprietary secure technology that meets USPS security requirements. Our services currently include Windows and Mac based client applications, web-based applications, and API Integrations that support a variety of label and envelope options along with a wide range of printers. In addition, our applications employ an internally developed user authentication mechanism for additional security.
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
We rely on a combination of patent, trade secret, copyright, trade name, and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents. We also have a number of trade names and registered and unregistered trademarks. We plan to apply for more patents, trade names, and trademarks in the future. Our issued in force and pending patents have a range of expiration dates from 2019 until 2036. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Research and Development” for the amount spent during each of the last three fiscal years on Company-sponsored research and development activities.
Employees
As of December 31, 2018, we had approximately 1,179 employees across all of our companies. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.

Geographical and Revenue Information
Geographical Information

In 2016 and 2017, primarily as a result of our Endicia acquisition, we had international revenue and assets that were less than 1% of total revenue and assets, with the remainder in the United States. In 2018, we expanded our international operations with our acquisition of MetaPack Ltd. on August 15, 2018, at which time we became subject to increased economic, political, regulatory, currency exchange, foreign tax and other risks arising from such foreign operations. See Item 1A. “Risk Factors – Risks Related to Our Business,” for a more detailed description of certain risks attendant to our foreign operations.
Revenue Information
During 2016, 2017 and 2018, we did not recognize revenue from any one customer that represented 10% or more of our total revenues.
See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2018 and 2017,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2017 and 2016,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10% or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the first and fourth calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue is subject to seasonal variation driven by our growth in packages shipped where the fourth calendar quarter is typically seasonally stronger due to the holiday shipping season and to a lesser extent, by customer acquisition which is typically seasonally stronger in the first and fourth calendar quarters and typically seasonally slower in the second and third calendar quarters. Our customized postage revenue is typically seasonally stronger in the fourth calendar quarter due to the holidays but can fluctuate from quarter to quarter based on high volume business orders.
Company Information

We were founded in September 1996 and we were incorporated in Delaware in January 1998 as StampMaster, Inc., changing our name to Stamps.com Inc. in December 1998. We completed our initial public offering in June 1999. Our common stock is listed on the NASDAQ Stock Market under the symbol “STMP.”
Our principal executive office is located at 1990 E. Grand Avenue, El Segundo, CA 90245, and our telephone number is (310) 482-5800.
Available Information
We make available on our website (www.stamps.com), free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K may also be obtained free of charge by written request to Investor Relations, Stamps.com Inc., 1990 E. Grand Avenue, El Segundo, CA 90245. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.    RISK FACTORS.
The following discussion is divided into three sections. The first section, captioned “Risks Related to Our Industry,” discusses some of the risks relating to the mailing and shipping technology industry in which we operate. The second section, captioned “Risks Related to Our Business,” discusses some of the risks relating to our business operations. The third section, captioned “Risks Related to Our Common Stock,” discusses some of the risks particular to an investment in our common stock. You should carefully consider all of the following risks and the other information in this Report and our other filings with the Securities and Exchange Commission (the “SEC”) before you decide to invest in our Company or to maintain or increase your investment. The risks included in this section are not the only ones we face. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the potential impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any of the following risks actually occur, our business, results of operations, financial condition and future prospects would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
The USPS has reached its congressionally mandated debt limit and faces ongoing fiscal liquidity issues. The USPS currently only has two of its nine presidentially appointed Governors. It has embarked on cost cutting initiatives and has asked Congress to enact various Postal Reform measures. Newly appointed Governors, including the two that were appointed in 2018, could change the focus of cost cutting initiatives. Among the measures discussed are cutbacks in delivery schedules and locations, mail processing capability, and retail post office hours and locations. Any such changes actually approved and implemented may adversely affect the attractiveness of the products and services we are able to offer our customers and could therefore seriously harm the competitiveness of our business. Additionally, absent Congressional action, any USPS fiscal crisis could interrupt basic USPS operations, as well as payments to USPS suppliers such as us, each of which could also seriously harm our business.
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
Our business is subject to regulation by other federal, state and foreign government agencies, and our failure to comply, or allegations thereof, could restrict our ability to generate revenue, require us to pay fines and/or disgorge certain profits, or otherwise have an adverse effect on our financial condition and results of operations.
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
We have employees and offer our services in multiple states and internationally. These or other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our services or prosecute us for actual or perceived violations of their laws.

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
The European Union (EU) has adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (GDPR), which became effective in 2018. The EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (DPAs) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. See “Risks Related to Our Business - Our MetaPack acquisition has increased our risk profile to GDPR, and privacy and cyber security laws of California, as well as other jurisdictions, may affect our operations,” below.
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
Certain states have been aggressively seeking to require even those businesses that do not maintain a physical presence in such states to collect sales and use taxes, rather than relying on the consumers to pay such taxes themselves. In June 2018, the United States Supreme Court issued a decision in South Dakota v. Wayfair, et al. that upheld a South Dakota statute that imposes sales tax collection on an out of state seller under certain conditions that do not include physical presence in South Dakota. This, and any similar laws in other states, could result in us being required to collect state sales and use taxes in jurisdictions where we have not historically done so. This could reduce demand for our products and services, and adversely affect our results of operations.

The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance.
As previously disclosed in our Quarterly Report on Form 10-Q for our second fiscal quarter of 2018, during the second quarter of 2018, the USPS provided a notice requiring the renegotiation of certain important financial compensation arrangements, and that there is a risk that renegotiation would be unsuccessful and lead to materially less favorable terms or that the USPS could decide to not renew one or more of these financial compensation arrangements. As we previously disclosed, our recent negotiations with the USPS resulted in the discontinuation of the aforementioned arrangements. As a result, and as previously disclosed, our revenue and operating results will be adversely affected unless we are successful in timely replacing the lost revenue with similar compensation from the USPS or other potential partners. We do not expect any material replacement of such revenues to occur during the 2019 fiscal year. Further, there is no assurance as to when, if or to what extent we may ultimately succeed in implementing mitigating strategies, all of which carry negotiation and execution risks. Unless and until we replace these lost revenues and associated profit margins, our operating results in 2019 and beyond may be materially less than in 2018.
The USPS could modify, discontinue or terminate agreements and other financial compensation arrangements, which would have an adverse effect on our revenue and operating results.
The USPS could decide to amend, renegotiate, discontinue or terminate one or more financial compensation arrangements from which we benefit that exist now or in the future. If the USPS decides to amend, renegotiate, discontinue or terminate any of our agreements or our integration partners’ agreements under which we are compensated directly or indirectly by the USPS or integration partners for shipping customers who print certain classes of postage, or our credit card cost sharing agreements which govern the allocation of credit card fees paid by the USPS and us, then our revenue and operating results would suffer. In the history of our relationship with the USPS, we have had many of these important agreements renewed only on short-term extensions and without assurances of any long-term commitments by the USPS. More recently, certain important financial compensation arrangements with the USPS were neither renewed nor extended at the end of their terms (see "--The discontinuation of certain compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance" above). We expect continued uncertainty as to these compensation arrangements going forward, and, whether or not ultimately renewed, there could be prolonged periods where we operate without such agreements, which would have an adverse impact on our operating results. If any of these financial compensation arrangements are not renewed, or if renegotiation leads to renewal on materially less favorable terms, then our revenue and operating results will be adversely affected.
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
We compete with all of the alternate ways that consumers and businesses may access mailing and shipping services from the USPS, including the following: online services available at USPS.com; USPS retail locations; USPS kiosks; multi-carrier solutions; integrated web shipping solutions such as eBay/PayPal or Amazon.com; traditional postage meters; other USPS-approved PC Postage vendors; USPS permit manifesting solutions; and commercial retail locations that sell postage or shipping services (for example grocery stores, discount warehouses, small business mailing and shipping centers, office supply chains, and others). Some of these alternative means of accessing USPS services are available with no additional markup over the face value of postage and some are available with discounted postage rates that are better than the discounts that we are able to provide to our customers. Through our subsidiaries, MetaPack, ShippingEasy, ShipStation and ShipWorks, we also compete with all of the alternate ways that consumers and businesses may access the mailing and shipping services of carriers other than the USPS, including multi-carrier solutions providers. We also compete with the technology solutions available from these carriers themselves, which allow customers to access those carriers, and which are typically provided to the customers for no additional fees.
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
We face competitive pressures from new technologies or the expansion of existing technologies approved for use by the USPS and other carriers. We may also face competition from a number of indirect competitors that specialize in electronic commerce and other companies with substantial customer bases in the computer and other technical fields. Additionally, companies that control access to transactions through a network or web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, changes in postal regulations could adversely affect our service and significantly impact our competitive position. For example, in 2018, Amazon.com launched a delivery service that is designed to compete directly with carriers such as the USPS, UPS and FedEx. By leveraging a large customer base and substantial resources, Amazon and/or other companies may be able to win substantial market share at the expense of other carriers and the technology and service providers that support them, including the Company and its subsidiaries. We may be unable to compete successfully against current and future competitors, and the competitive pressures we face could seriously harm our business.

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
Although negotiations between the UK and EU regarding the UK’s proposed withdrawal from the EU (“Brexit”) began in June 2017, it is still unclear what terms may be agreed to in the final outcome and for any transitional period or whether there will be a Brexit without any agreement with the EU, a minimal agreement or a delayed agreement (a "Hard or Delayed Brexit"). Ongoing changes in the EU’s regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations. Given the significant UK presence we have after acquiring MetaPack, we could be adversely impacted both by the ongoing uncertainty of the Brexit negotiations, and by the final outcome of such negotiations. In particular, any outcome that negatively impacts the ability of UK based businesses to deliver services to EU member states, or that increases the costs of such service delivery, would likely have an adverse impact on our business. For example, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our sales, operations and financial results. Further, our operations in the UK may be adversely affected by extreme fluctuations in UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK services as imported for EU customers may make our service more expensive for such customers and less competitive from a pricing perspective. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the UK, the E.U. countries and other nations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows. Further, any of these effects may be significantly exacerbated by a Hard or Delayed Brexit, which is increasingly possible given the lack of progress in negotiations, and anticipated deadline for Brexit at the end of March 2019.

Geopolitical uncertainty, and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect our business and results of operations.
We are seeking to grow our revenue generated from customers located outside the U.S. and, after acquiring MetaPack, a significant portion of our assets, including employees, are located outside the U.S. Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, include:

•	political instability, and the possibility of deteriorating relationships involving countries in which we operate;

•	the imposition of new or modified international trade restrictions, tariffs, import and excise duties or other taxes;

•	import and export requirements, including restrictions on sales to certain end customers;

•
restrictions on foreign ownership and investments, including potential intervention by the Committee on Foreign Investment in the United States (CFIUS) or by other applicable administrative review boards to block strategic transactions that might otherwise be in shareholders’ interests;

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
The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Any changes to the international trading system, or the emergence or escalation of an international trade dispute, could significantly impact our business and have a negative impact on our revenues. In addition, the U.S. and other countries in which we operate impose import and excise duties, tariffs and other taxes on our products in varying amounts. Any significant increases in import and excise duties or other taxes on our products could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.
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
We have acquired a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:

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
We have significantly expanded our global operations with our MetaPack acquisition, including increasing our product and service offerings and scaling our infrastructure to support our services businesses. This expansion, as well as any further or other expansion, increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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
Any delays or failures in developing our services and products, including upgrades of current services and products, may have a harmful impact on our results of operations. The need to extend our core technologies, and those of the companies we acquire, into new features and services and to anticipate or respond to technological changes could affect our ability to develop these services and features. Delays in features or upgrade introductions could cause a decline in our revenue, earnings or stock price. We cannot determine the ultimate effect these delays or the introduction of new features or upgrades will have on our revenue or results of operations.
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
Our MetaPack acquisition has increased our risk profile to GDPR, and privacy and cyber security laws of California, as well as other jurisdictions, may affect our operations.
Our exposure to financial and reputational risks under the European Economic Area Privacy Regulation, the General Data Protection Regulation (GDPR) has significantly increased as a result of our expanding European operations, in particular due to our MetaPack acquisition. See “Risks Related to Our Industry - Our business is subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations including those regarding privacy, and our results of operations, financial condition and reputation may be adversely affected by the demands of compliance and/or by our liability for any failure to comply,” above. Even without any cyber event or data breach, our compliance costs will be significantly increased.
The state of California has enacted the California Consumer Privacy Act of 2018, a privacy and cyber security law, which establishes strict data protection and privacy controls and reporting requirements and increases liabilities for non-compliance. In addition, other jurisdictions, including other states, have enacted, or may enact, their own privacy and cyber security laws. Any such laws may impact our operations and the California legislation underscores the increasing risk profile of our business to both cyber events and the emerging, strict, regulatory framework governing all businesses dealing in personal data.

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
Our Credit Agreement, dated as of November 18, 2015 (the “Credit Agreement”), imposes certain requirements in order for us to make dividend payments to our shareholders. Please see the “Liquidity and Capital Resources” section of the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this Report for additional information. Adverse changes in our financial condition and results of operations could result in the Credit Agreement prohibiting us from paying any dividends or incurring additional debt in the future.
We are exposed to various risks associated with the credit and capital markets, which could negatively affect our financial condition, cash flow, and reported earnings.
Our cash equivalents and investments may be comprised of money market, asset-backed securities and public corporate debt securities.  Global credit and capital markets can be suddenly and unexpectedly impaired, such as during the global economic crisis experienced in the last decade, and there can be no assurance that such markets will recover quickly or at all. Declines in the fair value of securities in our investment portfolio could lead to an increased risk that an other-than-temporary impairment exists. Uncertainties in the credit and capital markets or credit rating downgrades on any investments in our portfolio could cause impairment to our investment portfolio, which could negatively affect our financial condition, cash flow, and reported earnings.
We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional state or international tax liabilities which may adversely impact our financial results.
We are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. In addition, the application of other indirect taxes (such as sales and use tax, value added tax, goods and services tax, business tax and gross receipt tax) to a business such as Stamps.com is a complex and evolving issue, and states are increasingly seeking to assess sales tax on subscription fees. State or local authorities may attempt to collect taxes on our income based on this evolving area. The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
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
The potential of increased deficits that may result from the Tax Cuts and Jobs Act of 2017 and/or other economic, political or other factors that we are not able to predict, could prompt future legislative action that may increase our tax rates, modify or eliminate deductions, credits or other tax features from which we currently benefit, or otherwise cause our effective tax rate to increase. Any increase in our effective tax rate would adversely affect our results of operations, financial condition and prospects.

Changes in our effective tax rate may reduce our net income.
A number of factors may increase our effective tax rates, which could reduce our net income, including:

•	changes in jurisdictions in which our profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits;

•	a lack of, or decrease in, exercises of employee stock options;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill;

•	changes in available tax credits;

•	changes in our ability to secure new or renew existing tax holidays and incentives;

•	changes in U.S. federal, state, or foreign tax laws or their interpretation; and

•	changes in accounting standards.
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
Operating in international markets requires significant resources and management attention and may subject us to regulatory, economic and political risks that may be different from or incremental to those in the U.S. To the extent of our international operations, additional risks that could adversely affect our business, include:

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
As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price. In the past, plaintiffs have often brought securities class action litigation against companies following periods of volatility in the market price of their securities. For example, on February 28, 2019, we and certain of our officers were sued in a putative class action lawsuit alleging violations of the federal securities laws for allegedly making materially false and misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business.
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
If our board of directors were to revoke the existing waiver of our NOL Protective Measures so that the measures operated again to prevent new "5% shareholders," then the NOL Protective Measures could be deemed to have an “anti-takeover” effect because, among other things, they would restrict the ability of a person, entity or group to accumulate more than 5% of our common stock and the ability of persons, entities or groups now owning more than 5% of our common stock to acquire additional shares of our common stock without the approval of our board of directors. As a result, our board of directors might be able to prevent any future takeover attempt. Therefore, the NOL Protective Measures could discourage or prevent accumulations of substantial blocks of shares in which our stockholders might receive a substantial premium above market value and might tend to insulate management against the possibility of removal.
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
Business acquisitions, such as the acquisitions of PSI Systems, Inc. (Endicia), MetaPack Limited (MetaPack), ShippingEasy Group, Inc. (ShippingEasy), Auctane LLC (ShipStation) and Interapptive, Inc. (ShipWorks), also involve risks of unknown liabilities and potential litigation associated with the acquired business. In addition, we may not realize the anticipated benefits of any acquisition, including securing the services of key employees. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could seriously harm our business. See “Risks Related to Our Business - Our business could suffer if we are unsuccessful in making, integrating, and maintaining acquisitions and investments,” above.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We believe that our existing facilities are suitable and adequate for our present purposes. In addition to the leases described below, we may lease additional space that is immaterial in size and rent amount.
Stamps.com segment properties
Our corporate headquarters are located in El Segundo, California, U.S. where we own a 99,600 square foot facility. We have approximately 20,000 square feet in Sunnyvale, California, U.S. under a lease expiring in November 2023; approximately 10,000 square feet in St Louis, Missouri, U.S. under a lease expiring in October 2022; approximately 22,000 square feet and 10,000 square feet at two separate locations in Austin, Texas, U.S. under leases expiring in June 2021 and December 2021, respectively; and approximately 26,000 square feet at another location in Austin, Texas, U.S. under a lease for three separate suites expiring in January 2024, July 2026, and January 2029.
MetaPack segment properties
We have approximately 8,000 square feet in London, England under a lease expiring in January 2024; approximately 16,000 square feet in Zielona Góra, Poland under a lease expiring in June 2019; and approximately 8,000 square feet in Atlanta, Georgia, U.S. under a lease expiring in December 2019.
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
On February 8, 2018, a putative class action complaint was filed against us in a case entitled Juan Lopez and Nicholas Dixon v. Stamps.com, Inc., Case No. 2:18-cv-01101, in the United States District Court for the Central District of California, Western Division, alleging wage and hour claims on behalf of our current and former “non-exempt” hourly call center employees. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. On July 24, 2018, we entered into a preliminary settlement that would resolve this matter for a non-material payment to be distributed to the participating class members. The court granted preliminary approval of the settlement and has scheduled a final approval hearing to be held on April 29, 2019, or on another date convenient to the court.
On February 28, 2019, a putative class action complaint was filed against us in a case entitled Grabisch v. Stamps.com, Inc. et al, Case No. 2:19-cv-01497, in the United States District Court for the Central District of California, Western Division, alleging violations of the Securities Exchange Act of 1934 purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and February 21, 2019. The complaint seeks class certification, unspecified damages, attorneys’ fees and costs. We believe that the case is without merit and intend to defend this case vigorously. Due to the very recent filing date of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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
Market Information
Our common stock is traded on The NASDAQ Stock Market under the symbol “STMP”. The following table sets forth the range of high and low closing sales prices reported on The NASDAQ Stock Market for our common stock for the following periods:

	High	Low
Fiscal Year 2017
First Quarter	$135.15	$114.35
Second Quarter	$154.88	$103.00
Third Quarter	$214.70	$143.15
Fourth Quarter	$229.85	$167.55
Fiscal Year 2018
First Quarter	$207.10	$175.53
Second Quarter	$284.60	$196.05
Third Quarter	$280.10	$225.20
Fourth Quarter	$222.80	$143.19

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
The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2013 to December 31, 2018 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) NASDAQ Internet Index, an equal-dollar-weighted index composed of leading companies involved in Internet commerce, service and software. The graph assumes that $100 was invested on December 31, 2013 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.
The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31,	Year Ended December 31,
Company/Index	2013	2014	2015	2016	2017	2018
Stamps.com Inc.	$100.00	$113.99	$260.36	$272.33	$446.56	$369.69
NASDAQ Market Index	$100.00	$113.40	$119.89	$128.89	$165.29	$158.87
NASDAQ Internet Index	$100.00	$98.79	$118.34	$122.49	$171.99	$163.98
Holders
As of January 31, 2019, there were approximately 315 stockholders of record and 17,527,387 shares of our common stock outstanding.
Dividend Policy
We did not pay any dividends during 2018 or 2017.
Future declaration and payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Our Credit Agreement also imposes certain requirements in order for us to make dividend payments.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides information as of December 31, 2018 with respect to shares of our common stock that may be issued under our existing stock incentive plans:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under the equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	2,232,000	$123.40	2,204,000
Equity compensation plans not approved by security holders: Stock Options (1)	409,000	$216.87	0
Equity compensation plans not approved by security holders: ShippingEasy Performance Awards (2)	4,000	n/a	0
Total	2,645,000		2,204,000
(1) Reflects the Stamps.com 2016 ShippingEasy Equity Inducement Plan granted on July 1, 2016 which provided for the issuance of an aggregate of 62,000 stock options to purchase Stamps.com common stock, the February 26, 2018 Equity Inducement Award granted on February 26, 2018 which provided for the issuance of up to 60,000 stock options to purchase Stamps.com common stock, and the 2018 MetaPack Equity Inducement Plan granted on August 15, 2018 which provided for the issuance of an aggregate of 320,250 stock options to purchase Stamps.com common stock. These plans were exempt from stockholder approval requirements as an employment inducement grant plan under applicable Nasdaq Listing Rule 5635(c)(4) as inducements material to the new employees entering into employment with Stamps.com.
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
Recent Sales of Unregistered Securities
We did not have any unregistered sales of common stock during 2018.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
October 1, 2018 – October 31, 2018	73,761	$202.41	73,761	$56,330
November 1, 2018 – November 30, 2018	223,619	$163.18	223,619	$62,072
December 1, 2018 – December 31, 2018	233,927	$158.70	233,927	$24,949

On April 25, 2018, the Board of Directors approved a stock repurchase plan that took effect upon expiration of the prior plan on May 11, 2018 and authorized the Company to repurchase up to $90 million of stock over the six months following its effective date. On October 24, 2018, the Board of Directors approved a new stock repurchase plan, which became effective November 11, 2018, that replaced our prior stock repurchase plan and authorized the Company to repurchase up to $90 million of stock over the six months following its effective date.

From time to time we withhold shares of our stock to satisfy income tax obligations related to performance-based or restricted equity awards. See Note 2-Summary of Significant Accounting Policies-Treasury Stock-in our Consolidated Financial Statements included elsewhere in this filing.
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

ITEM 6. SELECTED FINANCIAL DATA.
We have derived the selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements not included in this Form 10-K. The following data should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and our financial statements, including the notes thereto, included elsewhere in this Report. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the full year.

	Year Ended December 31,
	2018 (1,2)	2017	2016 (3)	2015 (4)	2014 (5,6)
	(in thousands, except per share data)
Statement of Operations Data:
Mailing and Shipping revenue	$567,295	$449,372	$350,591	$206,687	$141,796
Customized Postage revenue	19,583	19,244	13,615	7,229	5,450
Other revenue	52	93	99	41	23
Total revenues	586,930	468,709	364,305	213,957	147,269
Cost and expenses:
Cost of revenues	126,909	79,226	62,972	43,935	32,906
Sales and marketing	112,080	91,222	78,830	56,144	43,659
Research and development	56,591	46,208	35,158	20,711	13,309
General and administrative	96,951	88,550	67,125	42,399	25,147
Contingent consideration charges	—	—	—	46,088	8,438
Litigation settlement	—	—	—	10,000	—
Income (loss) from operations	194,399	163,503	120,220	(5,320)	23,810
Foreign currency exchange gain (loss), net	(992)	—	—	—	—
Interest expense	(2,595)	(3,669)	(3,552)	(397)	—
Interest income and other income, net	102	414	306	146	375
Income (loss) before income taxes	190,914	160,248	116,974	(5,571)	24,185
Income tax expense (benefit)	22,272	9,645	41,745	(1,373)	(12,697)
Net income (loss)	$168,642	$150,603	$75,229	$(4,198)	$36,882
Basic net income (loss) per share	$9.39	$8.81	$4.36	$(0.26)	$2.30
Diluted net income (loss) per share	$8.99	$8.19	$4.12	$(0.26)	$2.25
Weighted average shares outstanding used in basic per-share calculation	17,952	17,099	17,245	16,436	16,011
Weighted average shares outstanding used in diluted per-share calculation	18,762	18,387	18,251	16,436	16,417

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$113,757	$153,903	$108,443	$75,208	$57,630
Working capital	78,372	156,154	87,888	4,784	31,901
Debt, net of debt issuance costs	60,643	69,034	147,354	161,620	—
Total assets	852,774	679,104	610,129	528,614	254,731
Total stockholders’ equity	613,665	497,813	372,712	238,969	205,031
(1) Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenues represented the amount paid to our insurance providers.
(2) The third and fourth quarter results of 2018 include the impact of the Company's acquisition of MetaPack.
(3) The third and fourth quarter results of 2016 through the results of 2018 include the impact of the Company’s acquisition of ShippingEasy.
(4) The fourth quarter results of 2015 through the results of 2018 include the impact of the Company’s acquisition of Endicia.
(5) The third and fourth quarter results of 2014 through the results of 2018 include the impact of the Company’s acquisition of Shipworks.
(6) The second, third, and fourth quarter results of 2014 through the results of 2018 include the impact of the Company’s acquisition of ShipStation.

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
Overview
Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States and Europe. Under the Stamps.com and Endicia® brands, customers use our United States Postal Service (USPS) only solutions to mail and ship a variety of mail pieces and packages through the USPS. Customers using our solutions can receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999. Endicia became a USPS-approved PC Postage vendor in 2000. Under the MetaPackTM, ShippingEasy®, ShipStation®, and ShipWorks® brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers, and warehouse shippers.
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
Acquisitions
MetaPack
On August 15, 2018, we, through our wholly owned subsidiary Pacific Shelf 1855 Limited, completed our acquisition of MetaPack Limited. The net purchase price totaled approximately £171 million, or $217.7 million using the August 15, 2018 GBP to USD exchange rate, and was funded from current cash and investment balances.
In connection with the acquisition, we granted inducement stock options for an aggregate of 320,250 shares of Stamps.com common stock to 72 MetaPack employees.
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
Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.
Results of Operations
The results of our operations during the year ended December 31, 2018 include MetaPack's operations beginning on the August 15, 2018 acquisition date. The results of our operations during the year ended December 31, 2017 do not include the operations of MetaPack. Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of MetaPack with those that do not include such operations.
Years Ended December 31, 2018 and 2017
Total revenue increased 25% to $586.9 million in 2018 from $468.7 million in 2017. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $567.3 million in 2018, an increase of 26% from $449.4 million in 2017. Customized Postage revenue increased 2% to $19.6 million in 2018 from $19.2 million in 2017.
The following table sets forth the breakdown of revenue for 2018 and 2017 and the resulting percent change (revenue in thousands):

	2018	2017	% Change
Revenues
Service	$530,682	$411,272	29.0%
Product	20,424	20,715	(1.4)%
Insurance	16,189	17,385	(6.9)%
Mailing and shipping revenue	567,295	449,372	26.2%
Customized postage	19,583	19,244	1.8%
Other	52	93	(44.1)%
Total revenues	$586,930	$468,709	25.2%
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
The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average
2018	740	737	732	736	736
2017	722	738	736	735	733

The following table sets forth the growth in paid customers and ARPU for our mailing and shipping business (in thousands except ARPU and percentage):

	2018	2017	% Change
Paid customers for the year	736	733	0.5%
ARPU	$771	$613	25.6%
Mailing and shipping revenue	$567,295	$449,372	26.2%
The number of paid customers was approximately flat in the years ended December 31, 2018 and 2017 primarily as a result of our strategic shift to focusing on the acquisition of high-volume shipper customers, which are numerically fewer, but generally have a much higher lifetime value.
The increase in our ARPU was primarily the result of the growth in our shipping business where we have the ability to better monetize postage volume as compared to monthly flat rate subscription fees, growth in international service offerings to our domestic customers, and revenues from our acquisition of MetaPack.
Revenue by Product
The following table shows our components of revenues and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	2018	2017
Revenues
Service	$530,682	$411,272
Product	20,424	20,715
Insurance	16,189	17,385
Customized postage	19,583	19,244
Other	52	93
Total revenues	$586,930	$468,709
Revenue as a percentage of total revenues
Service	90.4%	87.8%
Product	3.5%	4.4%
Insurance	2.8%	3.7%
Customized postage	3.3%	4.1%
Other	0.0%	0.0%
Total revenue	100.0%	100.0%
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

Service revenue is recognized over time for each month that customers have access to our platform or at a point in time when assets are transferred to the customer. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform. Revenue is earned over the period of time that the customers have access to the platform which is typically month-to-month; (2) we have been, and in the future potentially could be, compensated directly by the USPS and/or other carriers for shipping labels printed that meet certain requirements, in which case revenue is earned over time, which is typically in the same month that the relevant labels are printed; (3) we may earn revenue from customers that have access to our platform when they purchase postage or print shipping labels, in which case revenue is earned at the point in time we transfer an asset to the customer and have a present right of payment for the asset transferred; (4) we may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners, in which case revenue is earned at a point in time, which is typically when the customer purchases postage or prints a shipping label; and (5) we may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners, in which case revenue is recognized at a point in time, which is when we have fulfilled our performance obligations.
Service revenue increased 29% to $530.7 million in 2018 from $411.3 million in 2017. The increase in service revenue was driven by a 28.4% increase in our average service revenue per paid customer (Service Revenue ARPU) and a 0.5% increase in our annual average paid customers.
The increase in our Service Revenue ARPU was attributable to (1) the factors that resulted in an increase in the average total mailing and shipping revenue per paid customer described above and (2) the continuing effects of the renewal in 2017 of two of our agreements with the USPS with improved economics.
The number of paid customers was approximately flat due to the factors described above.
Product revenue decreased 1% to $20.4 million in 2018 from $20.7 million in 2017. Product revenue is primarily driven by labels, such as NetStamps, which are used for mailing. As our growth in postage has been driven more by shipping than mailing over the recent years, our product revenue has not kept pace with our growth in total revenue.
Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers.  For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenue represented the amount paid to our insurance providers. Insurance revenue decreased 7% to $16.2 million in 2018 from $17.4 million in 2017. Our insurance revenue decreased year over year despite the growth in service revenue primarily due to the change to recognizing revenue on the net basis of accounting beginning October 1, 2018 as described above. Additionally, high volume shipper customers often self-insure, so while the high volume shipping business results in higher service fee revenue, it may not result in higher insurance revenue.
Customized postage revenue increased 2% to $19.6 million in 2018 from $19.2 million in 2017. The increase was primarily attributable to increases in website orders.

Cost of Revenue
The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	2018	2017
Cost of revenues
Service	$101,921	$51,931
Product	6,153	6,618
Insurance	2,945	4,637
Customized postage	15,890	16,040
Total cost of revenues	$126,909	$79,226
Cost as percentage of associated revenue
Service	19.2%	12.6%
Product	30.1%	31.9%
Insurance	18.2%	26.7%
Customized postage	81.1%	83.4%
Total cost as a percentage of total revenues	21.6%	16.9%
Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, vendor costs and expenses, and customer misprints that do not qualify for reimbursement from the USPS. Cost of product revenue principally consists of the cost of products sold through our Supplies Stores and the related costs of shipping and handling. For the periods presented prior to October 1, 2018, the cost of insurance revenue principally consists of parcel insurance offering costs through our third party insurance providers as described in the previous section. Cost of customized postage revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs.
Cost of service revenue increased 96% to $101.9 million in 2018 from $51.9 million in 2017. The increase was primarily attributable to (1) a $29.9 million increase in vendor costs and expenses in connection with services for which we include such costs and expenses both in revenue and in cost of service revenue; (2) higher system operating and customer service costs, which increased by $7.3 million, to support our growing business; (3) MetaPack cost of service revenue of $6.5 million; and (4) higher credit card processing fees, which increased by $5.7 million, directly related to our higher revenue. Promotional expenses were not material in 2018 or 2017.
Cost of service revenue as a percent of service revenue increased from 13% in 2017 to 19% in 2018. The increase is primarily attributable to the relative increase in service revenue from service offerings for which the vendor costs and expenses are included both in revenue and in cost of service revenue.
Cost of product revenue decreased 7% to $6.2 million in 2018 from $6.6 million in 2017. The decrease was primarily attributable to lower costs of sale for NetStamps labels.
Cost of product revenue as a percent of product revenue declined from 32% in 2017 to 30% in 2018. The decrease was primarily attributable to lower costs of sale for NetStamps labels.
Cost of insurance revenue decreased 36% to $2.9 million in 2018 from $4.6 million in 2017. The decrease was primarily attributable to the change to recognizing revenue on a net basis of accounting beginning October 1, 2018 as described in the previous section and to a renegotiated contract with one of our insurance providers.
Cost of insurance revenue as a percent of insurance revenue declined from 27% in 2017 to 18% in 2018. The decrease was primarily attributable to the change to recognizing revenue on a net basis of accounting beginning October 1, 2018 as described in the previous section and to a renegotiated contract with one of our insurance providers.
Cost of customized postage revenue decreased 1% to $15.9 million in 2018 from $16.0 million in 2017. The decrease in cost of customized postage revenue is primarily due to the increase in our customized postage revenue related to website sales which have a higher margin compared to high volume orders.

Cost of customized postage revenue as a percent of customized postage revenue declined from 83% in 2017 to 81% in 2018. The decrease, both on an absolute basis and as a percentage of customized revenue, was primarily the result of the decrease in high volume orders which have a lower profit margin compared to website sales.
Operating Expenses
The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	2018	2017
Operating expenses:
Sales and marketing	$112,080	$91,222
Research and development	56,591	46,208
General and administrative	96,951	88,550
Total operating expenses	$265,622	$225,980
Operating expenses as a percent of total revenues:
Sales and marketing	19.1%	19.5%
Research and development	9.6%	9.9%
General and administrative	16.5%	18.9%
Total operating expenses as a percentage of total revenues	45.3%	48.2%
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
Sales and marketing expense increased 23% to $112.1 million in 2018 from $91.2 million in 2017. The increase is primarily due to an increase in discretionary and sales volume-based partner marketing spend of $12.1 million and a net increase in headcount-related expenses including stock-based compensation of $5.9 million.
Sales and marketing expense as a percent of total revenue was 19% in both 2018 and 2017.
Research and Development
Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.
Research and development expense increased 22% to $56.6 million in 2018 from $46.2 million in 2017. The increase is primarily due to a net increase in headcount-related expenses including stock-based compensation of $6.5 million and a $2.5 million increase in allocated information technology expenses. The increases in headcount-related expenses were incurred to support our expanded product offerings and technology infrastructure investments and include headcount-related expenses for MetaPack employees.
Research and development expense as a percent of total revenue was approximately 10% in both 2018 and 2017.

General and Administrative
General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense increased 9% to $97.0 million in 2018 from $88.6 million in 2017. The increase was primarily attributable to (a) $5.3 million of MetaPack general and administrative expenses, (b) professional service and settlement expenses of $3.1 million related to corporate development and litigation activities, and (c) $1.9 million of one-time insurance proceeds relating to a legal settlement recorded in 2017, partially offset by $6.0 million of executive consulting expense recorded in 2017 with no similar expense being recorded in 2018. The remaining $4.1 million increase was primarily due to other general increases in operating expenses.
General and administrative expense as a percent of total revenue was approximately 17% in 2018 and 19% in 2017. The decrease is primarily attributable to the factors described in the previous paragraph and the increase in total revenue.
Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange loss, net of $1.0 million in 2018 was primarily due to $1.0 million of nonrecurring foreign currency exchange loss directly related to the acquisition of MetaPack.
Interest Income and Other Income
Interest income and other income primarily consists of interest income from cash, cash equivalents, and short-term and long-term investments. Interest and other income decreased to $102,000 in 2018 from $414,000 in 2017. Interest income and other income is not material to the consolidated financial statements.
Interest Expense
Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense was $2.6 million in 2018 compared to $3.7 million in 2017. The decrease in interest expense is primarily attributable to the lower outstanding debt balance under our credit facility, partially offset by higher interest rates.
See Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further discussion.
Provision for Income Taxes
For the years ended December 31, 2018 and 2017, income tax expense was $22.3 million and $9.6 million, respectively. The increase in income tax expense in the current year period is primarily due to reduced excess tax benefits related to the exercise of fewer employee stock options as compared to the prior period.
As of December 31, 2018 and 2017, we had net deferred tax assets of approximately $11.2 million and $43.1 million, respectively. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740, Income Taxes based on all available positive and negative evidence, including our recent earnings trend and expected future income.

Trend Analysis
We expect our mailing and shipping revenue to decrease in 2019 compared to 2018 primarily due to the elimination of certain compensation arrangements with the USPS, partially offset by an increase due to MetaPack results being included for the full fiscal year in 2019, compared to the period from August 15 through year end in 2018. Our mailing and shipping revenue is also dependent on our ability to increase our sales and marketing spend to acquire new customers and to retain our existing customers. To the extent we are not able to achieve our target increase in spending and acquire or retain customers, this would further negatively impact our 2019 mailing and shipping revenue growth expectations.
Our expectations of mailing and shipping revenue reflect the discontinuation of certain important financial compensation arrangements with the USPS. See “Risk Factors--Risks Related to our Industry--The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance.” As a result, and as previously disclosed, our revenue and operating results will be adversely affected unless we are successful in timely replacing the lost revenue with similar compensation from the USPS or other potential partners. While we have strategies to replace these revenues with new carrier relationships, these plans are in various stages, and we do not expect any material replacement of such revenues to occur during the 2019 fiscal year. Further, there is no assurance as to when, if or to what extent we may ultimately succeed in implementing such strategies, all of which carry negotiation and execution risks. Unless and until we replace these lost revenues and associated profit margins, our operating results in 2019 and beyond may be materially less than in 2018.
We expect customized postage revenue to decline in 2019 compared to 2018, due to certain high volume business purchases occurring in 2018, which may not be repeated in 2019. High volume business orders for customized postage can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.
We expect our sales and marketing expenses to be higher in 2019 as compared to 2018 and we expect the percent increase in sales and marketing expense in 2019 to be greater than the percent increase in 2018. The increases are as a result of the inclusion of MetaPack, the annualized effect of our headcount investments in 2018, and our plan to increase our investments in headcount resources in 2019 to drive growth. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.
We expect research and development expenses to be higher in 2019 as compared to 2018 and we expect the percent increase in research and development expense in 2019 to be greater than the percent increase in 2018. The increases are a result of the inclusion of MetaPack, the annualized effect of our headcount investments in 2018, and our plan to increase our investments in headcount resources in 2019 to drive growth.
We expect general and administrative expenses to be higher in 2019 as compared to 2018. The increase is a result of the inclusion of MetaPack, the annualized effect of our headcount investments in 2018, and our plan to increase our investments in headcount resources in 2019. We expect the percent increase in general and administrative expense in 2019 to be less than the percent increase in 2018.
We expect our stock-based compensation expense to be higher in 2019 compared to 2018.
We expect our interest expense in 2019 to be lower than 2018 due to lower outstanding debt balances under our credit facility.
We expect our effective tax rate for 2019 to be higher than 2018 as we benefited from excess tax benefits related to the exercise of stock options in 2018 which we do not expect to recur at the same levels in 2019, and due to exposure to higher tax rate jurisdictions with MetaPack. There are other factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.

As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion on page 1 of Part I of this Report and the risks and other factors set forth in Item 1A “Risk Factors.” Our business has grown through acquisitions during 2014 through 2018; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations. As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.
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
Service revenue increased 31% to $411.3 million in 2017 from $313.1 million in 2016. The increase in service revenue consisted of a 12% increase in our annual average paid customers and an 18% increase in our Service Revenue ARPU.
The increase in the number of our paid customers was attributable to the factors described above.
The increase in our Service Revenue ARPU was attributable to (1) the factors that resulted in an increase in the average total mailing and shipping revenue per paid customer described above and (2) the renewal in 2017 of two of our agreements with the USPS with improved economics.
Product revenue increased 2% to $20.7 million in 2017 from $20.2 million in 2016. Product revenue is primarily driven by labels, such as NetStamps, which are used for mailing. However, our postage growth has been driven more by shipping than mailing over recent years.
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
Sales and Marketing
Sales and marketing expense increased 16% to $91.2 million in 2017 from $78.8 million in 2016. The increase is primarily due to an increase in discretionary marketing spending of $8.3 million and an increase in headcount-related expenses including stock-based compensation expense of $3.2 million.
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
Liquidity and Capital Resources
As of December 31, 2018 and 2017, we had $113.8 million and $153.9 million, respectively, primarily in cash and cash equivalents.
Net cash provided by operating activities was approximately $276.1 million in 2018 and $197.8 million in 2017. The increase in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: (1) an increase in net income of $18.0 million, (2) a $36.2 million increase in cash flows due to a decrease in current income taxes receivable, and (3) a $25.1 million increase in cash flows due to a decrease in accounts receivable, net of accounts receivable acquired.
Net cash used in investing activities was approximately $211.4 million in 2018 and $5.3 million in 2017. The increase in net cash used in investing activities was primarily due to the acquisition of MetaPack on August 15, 2018 for $208.5 million, net of cash acquired.
Net cash used in financing activities was approximately $104.8 million in 2018 and $145.5 million in 2017. The decrease in net cash used in financing activities was primarily due to optional repayments of debt of $72.0 million in 2017, partially offset by the full repayment of MetaPack's revolving credit facility balance of approximately $12.7 million immediately following the acquisition of MetaPack in 2018 and the decrease in proceeds received from exercise of stock options of $15.8 million.
The effect of exchange rate changes on cash and cash equivalents was not material in 2018 or 2017.
The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments) as of December 31, 2018 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2019	$5,416
2020	5,249
2021	4,641
2022	3,623
2023	3,344
Thereafter	4,286
Total	$26,559
On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with debt issuance costs was approximately $373,000 in each of the years ended December 31, 2018 and 2017. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of December 31, 2018, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 4.05%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2018, we were in compliance with the covenants of the Credit Agreement.
The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments. As of December 31, 2018, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.50 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million. As of December 31, 2018, our Consolidated Total Leverage Ratio was 0.24 to 1.00, our Fixed Charge Coverage Ratio was 19.41 to 1.00 and our Liquidity was approximately $196 million. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.
The contractual maturities of our debt obligations due subsequent to December 31, 2018 are as follows (in thousands):

Amount
2019	$10,828
2020	50,531
Thereafter	—
Total debt	61,359

Less: debt issuance costs	716
Total debt, net of debt issuance costs	$60,643
The estimated interest payments related to our debt due subsequent to December 31, 2018 are as follows (in thousands):

Amount
2019	$2,362
2020	1,691
Thereafter	—
Total	$4,053
The above estimated interest payments assume an interest rate of 4.05%, which is our interest rate as of December 31, 2018.
Immediately following the acquisition of MetaPack, we repaid in full MetaPack's existing revolving credit facility balance of approximately $12.7 million.
We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Critical Accounting Policies and Judgments
General
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies, litigation, and goodwill and intangibles acquired relating to our acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of our reporting unit's goodwill, the difference is recognized as an impairment loss. As of December 31, 2018, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis. As such, we elected to perform a qualitative assessment of impairment of goodwill and concluded that it was more likely than not that the fair value of our reporting units was in excess of their respective carrying values. Accordingly, the fiscal 2018 assessment did not result in any impairments of the Company’s goodwill.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In fiscal 2018, the Company elected to perform a qualitative assessment for its intangible assets not subject to amortization and concluded that it was more likely than not the fair value of each of the Company’s intangible assets not subject to amortization was in excess of its respective carrying value.
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

Income Taxes
We are subject to income taxes in the US and Foreign jurisdictions. We provide for income taxes at the current and future enacted tax rate and consistent with the laws applicable in each jurisdiction. We account for income taxes in accordance with Financial Accounting Standards Board (FASB) ASC Topic No. 740, Income Taxes (Income Taxes), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Income Taxes also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with Income Taxes based on all available positive and negative evidence.
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
Revenues are presented on a disaggregated basis on the consolidated statements of operations.
Service revenue is recognized over time for each month that customers have access to our platform or at a point in time when assets are transferred to the customer. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform. Revenue is earned over the period of time that the customers have access to the platform which is typically month-to-month; (2) we have been, and in the future potentially could be, compensated directly by the USPS and/or other carriers for shipping labels printed that meet certain requirements, in which case revenue is earned over time, which is typically in the same month that the relevant labels are printed; (3) we may earn revenue from customers that have access to our platform when they purchase postage or print shipping labels, in which case revenue is earned at the point in time we transfer an asset to the customer and have a present right of payment for the asset transferred; (4) we may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners, in which case revenue is earned at a point in time, which is typically when the customer purchases postage or prints a shipping label; and (5) we may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners, in which case revenue is recognized at a point in time, which is when we have fulfilled our performance obligations.
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
We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenue represented the amount paid to our insurance providers. We recognize insurance revenue on insurance purchases upon the ship date of the insured package, which is the point in time when we have fulfilled our performance obligations.

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2018, 2017, or 2016.
Segment Information
We have organized our operations into two segments: Stamps.com and MetaPack. Please see Note 13 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.
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
On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of December 31, 2018, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $61.4 million. Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of December 31, 2018, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 4.05%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.
We do not hold or issue financial instruments for trading purposes. We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.
Our cash equivalents consist of money market securities and had weighted average maturity of 17 days and a weighted average interest rate of 2.2% at December 31, 2018. Our cash equivalents and investments approximated $113.8 million at December 31, 2018. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2018. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MetaPack Limited, which is included in the 2018 consolidated financial statements and constituted 29% and 36% of total and net assets, respectively, as of December 31, 2018 and 3% and 1% of revenues and net income, respectively, for the year then ended. Securities and Exchange Commission guidelines permit companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition.
Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2018, which is included herein.
Changes in internal controls
On August 15, 2018, we acquired MetaPack and, as a result, we have begun integrating certain processes, systems and controls relating to MetaPack into our existing system of internal control over financial reporting in accordance with our integration plans. Except for certain processes, systems and controls relating to the integration of MetaPack, during the year ended December 31, 2018, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Stamps.com Inc. and subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Stamps.com Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stamps.com, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Metapack Limited, which is included in the 2018 consolidated financial statements of the Company and constituted 29% and 36% of total and net assets, respectively, as of December 31, 2018 and 3% and 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Metapack Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated March 1, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2019

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required under this item is incorporated by reference herein to our proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required under this item is incorporated by reference herein to our proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required under this item is incorporated by reference herein to our proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this item is incorporated by reference herein to our proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item is incorporated by reference herein to our proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end.

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
3.    Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company and Amendments thereto.(11)
3.2	Amended and Restated Bylaws of the Company.(3)
4.1	Specimen common stock certificate.(4)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2) +++
10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7) +++
10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6) +++
10.6	Form of Amended and Restated Indemnification Agreement between the Company and its directors and officers.(18) +++
10.7	Form of Stamps.com Inc. February 26, 2018 Equity Inducement Award. (26)
10.8	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5) +++
10.9	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5) +++
10.10	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++
10.11	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5) +++
10.12	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5) +++
10.13	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++
10.14	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5) +++
10.15	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5) +++

Exhibit Number	Description
10.16	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5) +++
10.17	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5) +++
10.18	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5) +++
10.19	Stock Purchase Agreement (12) +++
10.20	2010 Equity Incentive Plan.(25) +++
10.21	2014 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17) +++
10.22	2016 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17) +++
10.23	2018 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(13) +++
10.24	Form of Stock Option Agreement.(14) +++
10.25	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)
10.26	Agreement of Purchase And Sale and Joint Escrow Instructions.(16)
10.27
Stock Purchase Agreement made and entered into as of March 22, 2015, by and among Stamps.com Inc., a Delaware corporation, PSI Systems, Inc., a California corporation, and Newell Rubbermaid Inc., a Delaware corporation. (20) +

10.28
Commitment Letter, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC and Stamps.com Inc., dated March 22, 2015.(20)

10.29
Settlement Agreement and Mutual Release of Claims made and entered into on August 6, 2015, by and between Stamps.com Inc., Auctane, LLC d/b/a ShipStation, Interapptive, Inc. d/b/a ShipWorks, Kenneth T. McBride, Jason Hodges, Nathan Jones, and Curtis Mitchell, on the one hand, and Rapid Enterprises, LLC d/b/a Express One and J. Colby Clark, on the other hand.(21)

10.30
Credit Agreement made and entered into as of November 18, 2015, by and among Stamps.com Inc., a Delaware corporation, Wells Fargo Bank, National Association (“Wells Fargo”), JPMorgan Chase Bank, N.A., and Bank of America, N.A., the lenders from time to time party thereto (each a “Lender” and collectively, the “Lenders”), and Wells Fargo as administrative agent for the Lenders. (22) +

10.31
Collateral Agreement made and entered into as of November 18, 2015, by and among Stamps.com Inc., a Delaware corporation, the Grantors (as defined therein), in favor of Wells Fargo Bank, National Association as administrative agent for the benefit of the Secured Parties (as defined therein).(22)

10.32
Agreement and Plan of Merger, dated as of June 16, 2016, by and among ShippingEasy Group, Inc., Stamps.com Inc., SEG Merger Sub, Inc. and Tim Jugmans. Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Agreement and Plan of Merger. (23) +

10.33
Management Incentive Plan, dated as of July 1, 2016, by and among ShippingEasy, Inc., Stamps.com Inc. and the Participant Representative (as defined therein), and acknowledged and agreed to by Katie May and Barry Cox. (23) +

10.34	Consulting Agreement, dated as of July 31, 2017, between James Bortnak and Stamps.com Inc. (8)
10.35	Stamps.com Inc. 2016 ShippingEasy Equity Inducement Plan (9)
10.36	Form of Award Agreement to Stamps.com Inc. 2016 ShippingEasy Equity Inducement Plan (9)
10.37	Share Purchase Agreement, dated July 24, 2018, by and among MetaPack, Pacific Shelf, the Key Sellers and Stamps.com Inc. as guarantor. (24) +
10.38	Stamps.com Inc. 2018 MetaPack Equity Inducement Plan. (26)
10.39	Form of Non-CSOP Award Agreement to Stamps.com Inc. 2018 MetaPack Equity Inducement Plan. (26)
10.40	Form of CSOP Award Agreement to Stamps.com Inc. 2018 MetaPack Equity Inducement Plan. (26)
14	Code of Ethics.(10)
21	List of Subsidiaries.(26)
23.1	Consent of Ernst & Young LLP.(26)

Exhibit Number	Description
24.1 24.2 24.3	Power of Attorney by Mohan P. Ananda.(26) Power of Attorney by David C. Habiger.(26) Power of Attorney by G. Bradford Jones.(26)
24.4	Power of Attorney by Theodore R. Samuels.(26)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(26)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(26)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(26) (furnished, not filed)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(26) (furnished, not filed)

Type	XBRL Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).

(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).

(3)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2018 (File No. 000-26427).

(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).

(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2017 (File No. 000-26427).

(9)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 28, 2017 (File No. 333-216990)
(10) Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 (File No. 000-26427).

(11)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-26427).

(12)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010 (File No. 000-26427).

(13)	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2018 (File No. 000-26427).

(14)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 28, 2010 (File No. 333-168360).

(15)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010 (File No. 000-26427).

(16)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (File No. 000-26427).

(17)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2017 (File No. 000-26427).
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

(24)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 (File No. 000-26427).
(25) Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2010 (File No. 000-26427).

(26)	Filed with, or furnished to, the Securities and Exchange Commission with this Annual Report on Form 10-K.

+	Confidential treatment requested and received as to certain portions.
+++Denotes management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stamps.com Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Los Angeles, California
March 1, 2019

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$113,757	$153,903
Accounts receivable, net	83,595	80,797
Current income taxes	8,465	22,344
Prepaid expenses	13,072	7,701
Other current assets	10,722	6,748
Total current assets	229,611	271,493

Property and equipment, net	36,337	37,507
Goodwill	381,710	239,705
Intangible assets, net	163,859	80,990
Deferred income taxes, net	29,874	43,148
Other assets	11,383	6,261
Total assets	$852,774	$679,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$133,626	$103,076
Deferred revenue	7,159	3,871
Current portion of debt, net of debt issuance costs	10,454	8,392
Total current liabilities	151,239	115,339
Long-term debt, net of debt issuance costs	50,189	60,642
Deferred income taxes, net	18,665	—
Other liabilities	19,016	5,310
Total liabilities	239,109	181,291

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.001 par value
Authorized shares: 47,500 in 2018 and 2017
Issued shares: 33,042 in 2018 and 32,177 in 2017
Outstanding shares: 17,662 in 2018 and 17,573 in 2017	56	55
Additional paid-in capital	1,049,669	962,227
Treasury stock, at cost, 15,380 shares in 2018 and 14,604 in 2017	(528,529)	(387,545)
Retained earnings (accumulated deficit)	91,712	(76,930)
Accumulated other comprehensive income	757	6
Total stockholders’ equity	613,665	497,813
Total liabilities and stockholders’ equity	$852,774	$679,104

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Service	$530,682	$411,272	$313,057
Product	20,424	20,715	20,234
Insurance	16,189	17,385	17,300
Customized postage	19,583	19,244	13,615
Other	52	93	99
Total revenues	586,930	468,709	364,305
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	101,921	51,931	39,999
Product	6,153	6,618	6,695
Insurance	2,945	4,637	5,432
Customized postage	15,890	16,040	10,846
Total cost of revenues	126,909	79,226	62,972
Gross profit	460,021	389,483	301,333
Operating expenses:
Sales and marketing	112,080	91,222	78,830
Research and development	56,591	46,208	35,158
General and administrative	96,951	88,550	67,125
Total operating expenses	265,622	225,980	181,113
Income from operations	194,399	163,503	120,220
Foreign currency exchange gain (loss), net	(992)	—	—
Interest expense	(2,595)	(3,669)	(3,552)
Interest income and other income, net	102	414	306
Income before income taxes	190,914	160,248	116,974
Income tax expense	22,272	9,645	41,745
Net income	$168,642	$150,603	$75,229
Net income per share
Basic	$9.39	$8.81	$4.36
Diluted	$8.99	$8.19	$4.12
Weighted average shares outstanding
Basic	17,952	17,099	17,245
Diluted	18,762	18,387	18,251

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$168,642	$150,603	$75,229
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	753	—	—
Unrealized gain (loss) on investments	(2)	(5)	(7)
Comprehensive income	$169,393	$150,598	$75,222

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2015	16,697	$52	$716,253	$(172,410)	$(304,944)	$18	$238,969
Net income	—	—	—	—	75,229	—	75,229
Unrealized loss on investments	—	—	—	—	—	(7)	(7)
Stock option windfall tax benefit	—	—	26,784	—	—	—	26,784
Issuance of shares for contingent consideration	577	1	63,208	—	—	—	63,209
Stock-based compensation expense	—	—	33,949	—	—	—	33,949
Exercise of stock options	432	—	12,969	—	—	—	12,969
Shares issued under the Employee Stock Purchase Plan	35	—	2,181	—	—	—	2,181
Stock repurchase	(844)	—	—	(80,571)	—	—	(80,571)
Balance at December 31, 2016	16,897	$53	$855,344	$(252,981)	$(229,715)	$11	$372,712
Net income	—	—	—	—	150,603	—	150,603
Unrealized loss on investments	—	—	—	—	—	(5)	(5)
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	2,182	—	2,182
Issuance of shares for performance-based awards	22	—	—	—	—	—	—
Stock-based compensation expense	—	—	40,829	—	—	—	40,829
Exercise of stock options	1,612	1	63,118	—	—	—	63,119
Shares issued under the Employee Stock Purchase Plan	36	1	2,936	—	—	—	2,937
Stock repurchase, excluding tax withholding stock repurchase	(987)	—	—	(133,765)	—	—	(133,765)
Tax withholding stock repurchase	(7)	—	—	(799)	—	—	(799)
Balance at December 31, 2017	17,573	$55	$962,227	$(387,545)	$(76,930)	$6	$497,813
Net income	—	—	—	—	168,642	—	168,642
Other comprehensive income (loss)	—	—	—	—	—	751	751
Issuance of shares for performance-based awards	57	—	—	—	—	—	—
Stock-based compensation expense	—	—	36,349	—	—	—	36,349
Exercise of stock options	783	1	47,337	—	—	—	47,338
Shares issued under the Employee Stock Purchase Plan	25	—	3,756	—	—	—	3,756
Stock repurchase, excluding tax withholding stock repurchase	(755)	—	—	(136,840)	—	—	(136,840)
Tax withholding stock repurchase	(21)	—	—	(4,144)	—	—	(4,144)
Balance at December 31, 2018	17,662	$56	$1,049,669	$(528,529)	$91,712	$757	$613,665

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$168,642	$150,603	$75,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,092	21,444	19,152
Loss on disposal of assets	—	—	22
Stock-based compensation expense	36,349	40,829	33,949
Deferred income tax expense	12,580	7,816	33,623
Stock option windfall tax benefit	—	—	(26,784)
Accretion of debt issuance costs	372	372	372
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	7,015	(18,041)	(6,510)
Prepaid expenses	(5,660)	(1,200)	(3,318)
Other current assets	(886)	(168)	(1,443)
Current income taxes	13,879	(22,344)	—
Other assets	(5,124)	(2,755)	3,815
Deferred revenue	2,150	13	(195)
Accounts payable and accrued expenses	9,792	15,944	20,135
Other liabilities	12,880	5,310	—
Net cash provided by operating activities	276,081	197,823	148,047
Investing activities:
Sale of short-term investments	—	1,502	8,484
Sale of long-term investments	—	10	95
Purchase of long-term investments	—	(4)	(15)
Acquisition of MetaPack, net of cash acquired	(208,500)	—	—
Acquisition of Endicia, net of cash acquired	—	—	(573)
Acquisition of ShippingEasy, net of cash acquired	—	—	(55,447)
Acquisition of property and equipment	(2,898)	(6,813)	(7,750)
Net cash used in investing activities	(211,398)	(5,305)	(55,206)
Financing activities:
Proceeds from short term financing obligation, net of repayments	6,593	1,653	2,241
Principal payments on term loan	(8,764)	(6,703)	(4,639)
Payments on revolving credit facility	(12,716)	(71,990)	(10,000)
Proceeds from exercise of stock options	47,338	63,119	12,969
Issuance of common stock under Employee Stock Purchase Plan	3,756	2,937	2,181
Payments related to tax withholding for share-based compensation	(4,144)	(799)	—
Stock option windfall tax benefit	—	—	26,784
Repurchase of common stock	(136,840)	(133,764)	(80,571)
Net cash used in financing activities	(104,777)	(145,547)	(51,035)
Effect of exchange rate changes	(52)	—	—
Net (decrease) increase in cash and cash equivalents	(40,146)	46,971	41,806
Cash and cash equivalents at beginning of period	153,903	106,932	65,126
Cash and cash equivalents at end of period	$113,757	$153,903	$106,932

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016

Supplemental Information:
Capital expenditures accrued but not paid at period end	$40	$30	$1,250
Tenant improvement allowance	$600	$848	$676
Income taxes (refunded) paid, net	$(10,100)	$23,480	$4,832
Interest paid	$2,701	$3,580	$2,856
Issuance of 2015 earn-out shares	$—	$—	$63,209
Non cash adjustment of purchase price allocation for Endicia acquisition	$—	$—	$372
Non cash adjustment of purchase price allocation for ShippingEasy acquisition	$—	$—	$173

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States and Europe. Under the Stamps.com and Endicia® brands, customers use our United States Postal Service (USPS) only solutions to mail and ship a variety of mail pieces and packages through the USPS. Customers using our solutions can receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999. Endicia became a USPS-approved PC Postage vendor in 2000. Under the MetaPackTM, ShippingEasy®, ShipStation®, and ShipWorks® brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers, and warehouse shippers.
2.    Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of Stamps.com Inc. and the entities in which we have 100% voting and/or economic control, which includes Auctane LLC (ShipStation), Interapptive, Inc. (ShipWorks), MetaPack Limited (MetaPack), PhotoStamps Inc., PSI Systems, Inc. (Endicia), and ShippingEasy Group, Inc. (ShippingEasy). In July 2016, we completed our acquisition of 100% of the outstanding shares of ShippingEasy. In August 2018, we completed our acquisition of 100% of the outstanding shares of MetaPack. Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. References in this Report to "we" "us" "our" or "Company" are references to Stamps.com Inc. and its subsidiaries.
Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. There are significant estimates and judgments inherent in the preparation of the consolidated financial statements including the fair value of assets and liabilities for allocation of the purchase price of companies acquired.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.
Accounts Receivable
Our accounts receivable relate to mailing and shipping services, postage purchasing and invoicing, customized postage sales, and branded insurance provided to customers prior to billing and other receivables. Accounts receivable are recorded at the invoiced amount, net of allowances for uncollectible accounts of approximately $6.6 million and $4.0 million as of December 31, 2018 and 2017, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We evaluate the collectability of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers deteriorates, resulting in their inability to make payments, additional provisions are recorded in that period. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible. There were no material write offs against the allowance for uncollectible accounts during fiscal 2018 and 2017, respectively.
Increases in allowance for doubtful accounts totaled approximately $2.6 million and $2.8 million for 2018 and 2017, respectively.
Advertising and Trade Show Costs
We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. For the years ended December 31, 2018, 2017 and 2016, advertising and trade show costs were $17.9 million, $14.8 million and $12.1 million, respectively.
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
Our cash equivalents consisted of money market funds at December 31, 2018 and 2017. Cash equivalents are carried at cost, which approximates fair value.
There were no material investments at December 31, 2018 or 2017. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are included as a separate component of stockholders' equity.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
During 2018, 2017 and 2016, we did not recognize revenue from any one customer that represented 10% or more of revenues.
Cost of Revenue
Cost of service revenue principally consists of the cost of customer service, system operating costs, credit card processing fees, postage and delivery for certain mailing and shipping services, and customer misprints that do not qualify for reimbursement from the USPS. Cost of product revenue principally consists of the cost of products sold through our Supplies Stores and the related costs of shipping and handling. For the periods presented prior to October 1, 2018, the cost of insurance revenue principally consists of parcel insurance offering costs through our third party insurance providers. Cost of customized postage revenue principally consists of the face value of postage, image review costs and printing and fulfillment costs.
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $2.9 million of revenue recognized in the year ended December 31, 2018 was included in the deferred revenue balance at December 31, 2017.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. As of December 31, 2018, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis. As such, we elected to perform a qualitative assessment of impairment of goodwill and concluded that it was more likely than not that the fair value of our reporting units were in excess of their respective carrying values. Accordingly, the fiscal 2018 assessment did not result in any impairments of the Company’s goodwill.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In fiscal 2018, the Company elected to perform a qualitative assessment for its intangible assets not subject to amortization and concluded that it was more likely than not the fair value of each of the Company’s intangible assets not subject to amortization was in excess of its respective carrying value.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes
We are subject to income taxes in the US and Foreign jurisdictions. We provide for income taxes at the current and future enacted tax rate and consistent with the laws applicable in each jurisdiction. We account for income taxes in accordance with Financial Accounting Standards Board (FASB) ASC Topic No. 740, Income Taxes (Income Taxes), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Income Taxes also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with Income Taxes based on all available positive and negative evidence.
Internet Advertising
We recognize Internet advertising expense based on the specifics of the individual agreements. Third parties refer prospects to our web site and we typically pay them upon the successful billing of a customer. We record these expenses on a monthly basis as prospects are successfully converted to customers. Under Internet search advertising, we record expenses based on actual “click activity” on our displayed advertisements following targeted key word searches.
Inventories
Inventories consist of finished products sold through our supplies stores and are accounted for using the lower of cost (first-in, first-out method) or net realizable value. Inventories reported as a component of other current assets on the consolidated balance sheets were $3.8 million and $3.2 million at December 31, 2018 and 2017, respectively.
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
The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income	$168,642	$150,603	$75,229

Basic - weighted average common shares	17,952	17,099	17,245
Dilutive effect of common stock equivalents	810	1,288	1,006
Diluted - weighted average common shares	18,762	18,387	18,251

Earnings per share:
Basic	$9.39	$8.81	$4.36
Diluted	$8.99	$8.19	$4.12

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Anti-dilutive stock options	285	22	211

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
Revenues are presented on a disaggregated basis on the consolidated statements of operations.
Service revenue is recognized over time for each month that customers have access to our platform or at a point in time when assets are transferred to the customer. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform. Revenue is earned over the period of time that the customers have access to the platform which is typically month-to-month; (2) we have been, and in the future potentially could be, compensated directly by the USPS and/or other carriers for shipping labels printed that meet certain requirements, in which case revenue is earned over time, which is typically in the same month that the relevant labels are printed; (3) we may earn revenue from customers that have access to our platform when they purchase postage or print shipping labels, in which case revenue is earned at the point in time we transfer an asset to the customer and have a present right of payment for the asset transferred; (4) we may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners, in which case revenue is earned at a point in time, which is typically when the customer purchases postage or prints a shipping label; and (5) we may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners, in which case revenue is recognized at a point in time, which is when we have fulfilled our performance obligations.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenues represented the amount paid to our insurance providers. We recognize insurance revenue on insurance purchases upon the ship date of the insured package, which is the point in time when we have fulfilled our performance obligations.
Customized postage revenue, which includes the face value of postage, from the sale of customized postage sheets and rolls is recognized upon transfer of control of the product to the customer, which occurs upon our delivery to the carrier.
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2018, 2017, or 2016.
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
Segment Information
We have organized our operations into two segments: Stamps.com and MetaPack. Please see Note 13 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.
Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt as described in Note – 7 “Debt,” to fund certain Company operations. Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2018, we had $23.8 million in short-term financing obligations and $96.7 million of unused credit. As of December 31, 2017, we had $17.2 million in short-term financing obligations and $103.4 million of unused credit.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Starting in the third quarter of fiscal 2016, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition as described in Note 3 - “Acquisitions.”  Starting in the third quarter of fiscal 2018, our stock-based compensation expense included performance-based inducement equity awards relating to the MetaPack acquisition as described in Note 3 - “Acquisitions.”
The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2018	2017	2016
Stock-based compensation expense relating to:
Stock options	$34,773	$39,781	$32,891
Employee stock purchases	1,576	1,048	1,058
Total stock-based compensation expense	$36,349	$40,829	$33,949
Stock-based compensation expense relating to:
Cost of revenues	2,955	1,773	1,828
Sales and marketing	6,892	7,289	7,194
Research and development	8,120	9,035	6,633
General and administrative	18,382	22,732	18,294
Total stock-based compensation expense	$36,349	$40,829	$33,949

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for the periods indicated:

	2018	2017	2016
Expected dividend yield	—	—	—
Risk-free interest rate	2.6%	1.6%	1.0%
Expected volatility	50.2%	47.3%	47.7%
Expected life (in years)	3.3	3.4	3.4
Expected forfeiture rate	—	—	6.0%

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
Treasury Stock
During 2018, 2017, and 2016, we repurchased approximately 755,000, 988,000, and 844,000 shares for $136.8 million, $133.8 million, and $80.6 million respectively. Also, in the first quarter of 2018 and the first quarter of 2017, we withheld 21,076 and 6,670 of shares, respectively, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and the then Chief Technology Officer of ShippingEasy as described in Note 3 - “Acquisitions.”

STAMPS.COM INC. AND SUBSIDIARIES
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Acquisitions
We have accounted for all of our acquisitions under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic No. 805, Business Combinations.
MetaPack Acquisition
On August 15, 2018, we, through our wholly owned subsidiary Pacific Shelf 1855 Limited (Pacific Shelf), completed the acquisition of MetaPack Limited, a private limited company incorporated in England and Wales, pursuant to a share purchase agreement dated July 24, 2018, as amended (the “Agreement”), by and among certain key sellers named in the Agreement (the “Key Sellers”), MetaPack, Pacific Shelf, and Stamps.com Inc. as Pacific Shelf’s guarantor. MetaPack provides multi-carrier enterprise-level solutions to many of the world’s preeminent e-commerce retailers and brands.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The purchase price of MetaPack has been allocated on a preliminary basis as follows to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value based on the August 15, 2018 GBP to USD exchange rate (in thousands, except years):

	Fair Value	Fair Value	Useful Life (In Years)	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$9,186
Trade accounts receivable	9,767
Other current assets	2,776
Property and equipment	1,039
Goodwill	141,468
Identifiable intangible assets:
Trade names		$10,936	12
Developed technology		40,691	16
Customer relationships		49,211	16
Total identifiable intangible assets	100,838			16
Accounts payable and accrued expenses	(13,415)
Deferred revenue	(1,145)
Revolving credit facility	(12,716)
Deferred income tax liability	(19,288)
Other liabilities	(824)
Total purchase consideration	$217,686

The fair value of the assets acquired and liabilities assumed were preliminarily determined using income, cost and market participant approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The identified intangible assets consist of trade names, developed technology, and customer relationships. The estimated fair values of the trade names and developed technology were determined using the “relief from royalty” method. The estimated fair value of customer relationships was determined using the “excess earnings” method. The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. Based on the August 15, 2018 exchange rate, we expect the amortization of acquired intangibles will be approximately $1.6 million per quarter for the remaining estimated useful lives.
Deferred taxes were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to intangible assets. The incremental deferred tax liabilities were calculated based on the tax effect of the step-up in book basis of the net assets of MetaPack, excluding the amount attributable to goodwill, using the estimated statutory tax rates.
Goodwill represents the excess of the consideration given over the sum of the fair values assigned to identifiable assets acquired less liabilities assumed in a business combination. The goodwill balance is primarily attributable to the expanded market opportunities for the Company internationally and MetaPack in the United States and the Company's ability to generate future technology. None of the goodwill recognized is expected to be deductible for income tax purposes. The goodwill recorded as part of this acquisition is included in the MetaPack segment (see Note 4 - “Goodwill and Intangible Assets” in our Notes to Consolidated Financial Statements).
Immediately following the acquisition, we repaid in full MetaPack's existing revolving credit facility balance of approximately $12.7 million.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We incurred approximately $2.5 million in transaction costs included in general and administrative expense and $1.0 million of nonrecurring foreign currency exchange loss directly related to the acquisition during the year ended December 31, 2018.
MetaPack revenues and net income included in the Consolidated Statements of Operations for the year ended December 31, 2018 are $20.3 million and $1.5 million, respectively, reflecting activity since the acquisition date.
During the quarter ended December 31, 2018, and subsequent to the initial purchase accounting, the Company identified additional information that existed as of the date of the acquisition and performed further analysis of the fair values of the deferred income tax liability and the deferred revenue liability and therefore adjusted the values of these liabilities. The Company recorded measurement period adjustments, which included an increase of $4.2 million and $891,000 to the fair value of the deferred income tax liability and deferred revenue liability, respectively. The net effect of these changes, in addition to other immaterial adjustments, resulted in a corresponding increase to goodwill of $5.7 million. These adjustments are reflected in the table above.
MetaPack Pro Forma Financial Information (unaudited)
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
The following table presents the pro forma financial information (in thousands, except per share amounts) and assumes the acquisition of MetaPack occurred on January 1, 2017:

	Year Ended December 31,
	2018	2017
Revenue	$619,969	$513,378
Net income	162,868	142,111
Basic earnings per share	$9.07	$8.31
Diluted earnings per share	$8.68	$7.73

ShippingEasy Acquisition (unaudited)
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In fiscal 2016, we determined the achievement of 100% of the earnings target for the six months ended December 31, 2016 was met, therefore, we recognized approximately $1.9 million of stock-based compensation expense, representing 21,783 shares, for these inducement equity awards during the six months ended December 31, 2016. The equity award for the first phase was issued in the first quarter of 2017 with 15,113 shares distributed and 6,670 shares withheld to satisfy income tax obligations. In fiscal 2017, we determined the achievement of 100% of the earnings target for the twelve months ended December 31, 2017 was met, therefore, we recognized approximately $4.9 million of stock-based compensation expense, representing 56,638 shares, for these inducement equity awards during the year ended December 31, 2017. The equity award for the second phase was issued in the first quarter of 2018 with 35,562 shares distributed and 21,076 shares withheld to satisfy income tax obligations. In fiscal 2018, we determined the achievement of the earnings target for the twelve months ended December 31, 2018 was probable. Stock-based compensation expense related to these inducement equity awards was not material during the year ended December 31, 2018.
We also issued inducement stock option grants for an aggregate of approximately 62,000 shares of Stamps.com common stock to 48 new employees in connection with our acquisition of ShippingEasy.
ShippingEasy Pro Forma Financial Information (unaudited)
The following table presents the pro-forma financial information (in thousands, except per share amounts) and assumes that the July 1, 2016 acquisition of ShippingEasy occurred on January 1, 2015:

Year Ended December 31,
2016
Revenues	$370,560
Income from operations	121,537
Net income	75,810
Basic earnings per share	$4.40
Diluted earnings per share	$4.15

4.    Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in business combinations.
There were no changes in the carrying amount of goodwill during the year ended December 31, 2017. Changes in the carrying amount of goodwill for the year ended December 31, 2018 were as follows (in thousands):

	2018
	Stamps.com Segment	MetaPack Segment	Total
Goodwill balance at December 31, 2017	$239,705	$—	$239,705
Acquisition of MetaPack (see Note 3 - "Acquisitions")	—	141,468	141,468
Foreign currency translation	—	537	537
Goodwill balance at December 31, 2018	$239,705	$142,005	$381,710

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $226.5 million at December 31, 2018 and $125.4 million at December 31, 2017. Non-amortizable assets of $11.4 million as of both December 31, 2018 and December 31, 2017 consist primarily of the trade name relating to the Endicia acquisition.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our amortizable intangible assets as of December 31, 2018 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,866	$23	0.5
Customer Relationships	110,194	33,299	76,895	8.6
Technology	80,878	17,451	63,427	10.3
Non-Compete	2,211	1,668	543	2.4
Trademarks and Trade Names	12,977	1,395	11,582	10.8
Total amortizable intangible assets at December 31, 2018	$215,149	$62,679	$152,470	9.4

The following table summarizes our amortizable intangible assets as of December 31, 2017 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,820	$69	1.5
Customer Relationships	60,816	22,170	38,646	3.9
Technology	40,048	11,297	28,751	5.9
Non-Compete	2,211	1,280	931	2.0
Trademark	2,004	800	1,204	4.6
Total amortizable intangible assets at December 31, 2017	$113,968	$44,367	$69,601	4.6

We recorded amortization of intangible assets totaling approximately $18.3 million, $16.0 million, and $14.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of operations.
Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2019	$22,143
2020	21,975
2021	19,574
2022	10,389
2023	9,597
Thereafter	68,792
Total	$152,470

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Cash and Cash Equivalents
Our cash equivalents consisted of money market funds at December 31, 2018 and 2017. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2018 and 2017, we had no material investments.
The following tables summarize our cash and cash equivalents as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$107,118	—	—	$107,118
Money market	6,639	—	—	6,639
Cash and cash equivalents	$113,757	—	—	$113,757

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$147,386	—	—	$147,386
Money market	6,517	—	—	6,517
Cash and cash equivalents	$153,903	—	—	$153,903

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Fair Value Measurements
Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:
Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market
Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets
Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing
The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$113,757	$113,757	—	—
Total	$113,757	$113,757	—	—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$153,903	$153,903	—	—
Total	$153,903	$153,903	$—	—

7.    Debt
On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with debt issuance costs was approximately $373,000 in each of the years ended December 31, 2018 and 2017.
As of December 31, 2018 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $61.4 million under our term loan. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million. Because we have a letter of credit totaling approximately $60,000 relating to a facility lease, we have approximately $82.4 million of available and unused borrowings under the revolving credit facility as of December 31, 2018.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of December 31, 2018, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 4.05%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2018, we were in compliance with the covenants of the Credit Agreement.
The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments. As of December 31, 2018, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.50 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million. As of December 31, 2018, our Consolidated Total Leverage Ratio was 0.24 to 1.00, our Fixed Charge Coverage Ratio was 19.41 to 1.00 and our Liquidity was approximately $196 million. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.
The contractual maturities of our debt obligations due subsequent to December 31, 2018 are as follows (in thousands):

Amount
2019	$10,828
2020	50,531
Thereafter	—
Total debt	61,359

Less: debt issuance costs	716
Total debt, net of debt issuance costs	$60,643
Immediately following the acquisition of MetaPack, we repaid in full MetaPack's existing revolving credit facility balance of approximately $12.7 million.
8.    Accounts Payable and Accrued Expenses
The following table summarizes our accounts payable and accrued expenses as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Payroll and related accrual	$25,003	$18,842
Cost of revenue, inventory and materials accrual	9,288	979
Construction and facility expense accrual	221	167
Professional fees accrual	4,135	7,994
Sales and marketing related accrual	6,852	6,029
Operating expenses related accrual	47,270	37,004
Short-term financing obligations	23,800	17,207
Indirect tax accrual	5,489	7,675
Other accruals	11,568	7,179
Accounts payable and accrued expenses	$133,626	$103,076

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Property and Equipment
Property and equipment is summarized as follows (in thousands):

	2018	2017
Land	$7,156	$7,156
Building	4,886	4,886
Building improvements	20,018	19,941
Leasehold improvements	4,054	2,965
Furniture and equipment	4,197	3,211
Computers and software	31,566	24,925
	71,877	63,084
Less accumulated depreciation and amortization	(35,540)	(25,577)
Property and equipment, net	$36,337	$37,507

During 2018, 2017 and 2016, depreciation and amortization expense related to property and equipment was approximately $5.8 million, $5.4 million and $4.6 million, respectively.
10.    Income Taxes
The income tax expense consists of (in thousands):

	2018	2017	2016
Current:
Federal	$3,333	$(5)	$2,400
State	5,561	1,834	5,722
Foreign	790	—	—
	9,684	1,829	8,122

Deferred:
Federal	15,396	9,029	37,377
State	(2,250)	(1,213)	(3,754)
Foreign	(558)	—	—
	12,588	7,816	33,623
Income tax expense	$22,272	$9,645	$41,745

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income tax expense differs from the amounts computed by applying the U.S. federal statutory tax rate as a result of the following (in thousands):

	2018	2017	2016
Income tax at U.S. federal statutory tax rate	$40,092	$56,087	$40,941
State income tax, net of federal benefit	3,488	1,825	4,127
Foreign rate differential	226	—	—
Stock-based compensation	(19,631)	(57,358)	2,757
Nondeductible items	1,119	1,181	485
Research and development	(4,622)	(6,418)	(1,963)
Uncertain tax positions	2,699	850	(2,048)
Change in tax rate – other	(508)	614	(781)
Change in tax rate – U.S tax reform	—	13,017	—
Change in valuation allowance	692	410	—
Other, net	(1,283)	(563)	(1,773)
Income tax expense	$22,272	$9,645	$41,745

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2018, 2017, and 2016 is primarily attributable to the effect of state income taxes, impact of tax reform, research and development tax credits, share-based compensation and other non-deductible permanent items.
The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2018 and 2017 are presented below (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$2,893	$3,709
Tax credit carryforwards	11,691	21,680
Intangibles	—	5,534
Stock compensation	7,388	7,159
Accruals	9,276	7,970
Gross deferred tax assets	31,248	46,052
Less: Valuation allowance	(1,189)	(410)
Deferred tax assets, net of valuation allowance	30,059	45,642
Deferred tax liabilities:
Fixed assets	(585)	(591)
Intangibles	(17,034)	—
Federal benefit of state tax deferred tax assets	(1,231)	(1,903)
Gross deferred tax liabilities	(18,850)	(2,494)
Deferred tax assets, net	$11,209	$43,148

As of December 31, 2018, we have approximately $11.2 million of net deferred tax assets. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a valuation allowance of $1.2 million and $410,000 as of December 31, 2018 and 2017, respectively, against certain state research and development credits and foreign net operating loss carry-forwards.
As of December 31, 2018, we have federal net operating loss carry-forwards of approximately $1.1 million and state net operating loss carry-forwards of $8.5 million, expiring at various times starting in 2023 with certain losses carried over indefinitely. In addition, as of December 31, 2018, we have foreign net operating loss carry-forwards of $12.8 million that can be carried over indefinitely.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have available tax credit carry-forwards of approximately $3.8 million and $7.9 million, net of unrecognized tax benefit for federal and state income tax purposes, respectively at December 31, 2018, which can be carried forward to offset future taxable liabilities. The federal tax credits begin to expire in 2037 and under California law, the California tax credits do not have an expiration date.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2015	$(6,034)
Addition for tax positions of prior years	(810)
Reduction for tax positions of prior years	2,596
Addition for tax position of the current year	(2,156)
Settlement	251
Balance at December 31, 2016	$(6,153)
Additions for tax positions of prior years	(293)
Reduction for tax positions of prior years	300
Additions for tax position of the current year	(3,504)
Balance at December 31, 2017	$(9,650)
Additions for tax positions of prior years	(1,396)
Reduction for tax positions of prior years	275
Additions for tax position of the current year	(2,418)
Balance at December 31, 2018	$(13,189)

Included in the balance of unrecognized tax benefits as of December 31, 2018, 2017, and 2016 were $13.2 million, $9.7 million, and $6.2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
Our policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During 2018, we recognized income tax expense on interest and penalties of $655,000 in connection with our unrecognized tax benefits. There was no material interest or penalty expense during the years ended December 31, 2017 and 2016. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months.
We are subject to taxation in the United States, various state jurisdictions, and various foreign jurisdictions. We are subject to income tax examination by U.S. and state tax authorities for the calendar year ended December 31, 2015 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the amount of the net operating losses and credits utilized in open tax years.
As of December 31, 2018, taxes were not provided for an immaterial amount of cumulative earnings of the foreign subsidiaries as we have invested or expect to invest the undistributed earnings indefinitely. If these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, the unremitted earnings could be subject to withholding taxes and certain state taxes. Due to the complexities in the laws of foreign jurisdictions and assumptions that would have to be made, it is not practical to estimate the amount of foreign withholding or state taxes associated with such unremitted earnings.
The Tax Cuts and Jobs Act (Tax Reform Act), was enacted on December 22, 2017, which significantly changes the U.S. corporate income tax system by, among other things, effecting a Federal corporate rate reduction from 35% to 21%, includes limitations on certain deductions including executive compensation arrangements, reduces the maximum deduction of net operating loss with no carry-back but indefinite carry-forward provision, and repeals the corporate alternative minimum tax. Additionally, the Tax Reform Act created a tax on certain foreign sourced earnings known as the global intangible low-tax income (GILTI) tax for tax year 2018. The SEC staff has indicated that a company should make and disclose certain policy elections related to the accounting for GILTI. We have elected to account for the tax effect of GILTI as a current-period expense when incurred and will not establish deferred taxes.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the Tax Reform Act, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information within one year from the enactment date of the Tax Reform Act. During 2018, we completed our accounting for the tax effects of the enactment of the Tax Reform Act. We concluded that the reduction to our net deferred tax assets of $13 million, and corresponding increase to income tax expense recorded in 2017 was a reasonable estimate of the impact of the Tax Reform Act on our deferred tax balances, and that no further adjustments were necessary during the measurement period.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.    Employee Stock Plans
Stock Incentive Plans
Our 1999 Stock Incentive Plan (the “1999 Plan”), which became effective in June 1999, was the successor to the 1998 Stock Plan (the “1998 Plan”). Upon approval of the 1999 Plan, all outstanding options under the 1998 Plan were transferred to the 1999 Plan, and no further option grants were made under the 1998 Plan. All outstanding options under the 1998 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options. In June 2009, our 1999 Plan expired and no further options grants were made under the 1999 Plan. Our 2010 Equity Incentive Plan (the “2010 Plan”) was approved by our stockholders in June 2010. Under the 2010 Plan, we were initially authorized to issue 3,500,000 shares of common stock and stock units, although “full value” awards (such as restricted stock and restricted stock units) will be counted against the 2010 Plan’s overall limits as two shares (rather than one), while options and stock appreciation rights will be counted as one share. On September 9, 2014, our Board of Directors approved an amendment (the “2014 Amendment”) to our 2010 Plan, which was approved by our shareholders on June 17, 2015. Pursuant to the 2014 Amendment, the maximum aggregate number of shares of common stock and stock units available for the grant of awards under the 2010 Plan was increased by an additional 2,100,000 shares. On April 28, 2016, our Board of Directors adopted an amendment (the “2016 Amendment”) to increase the maximum aggregate number of shares of common stock and stock units available for grants by an additional 1,200,000 shares, which was approved by our shareholders on June 13, 2016. On April 25, 2018, our Board of Directors adopted an amendment (the “2018 Amendment”) to our 2010 Plan, which was approved by our shareholders on June 11, 2018. The 2018 Amendment: (i) increased the maximum aggregate number of shares of common stock and stock units available for the grant of awards under the 2010 Plan by 2,200,000 shares; (ii) extended the term of the 2010 Plan through April 25, 2028; (iii) added a requirement that, except in the case of substitute awards which may be granted in connection with certain business combinations, any awards granted after the effective date of the 2018 Amendment (except for 5% of the shares reserved under the 2010 Plan) shall be granted with a minimum vesting period of at least 12 months, subject to the Compensation Committee's discretionary authority to accelerate such awards in the event of the participant's retirement, death or disability, or upon a change in control of the company; and (iv) prohibits the payment of dividends on awards that are unvested or subject to restrictions. At December 31, 2018, the number of shares of common stock remaining available for future issuance under the equity compensation plans was 2,204,000 excluding the number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights. Except for the 2014, 2016, and 2018 Amendments to the 2010 Plan described above, the 2010 Plan otherwise remains materially unchanged.
On April 9, 2015, pursuant to the 2014 Amendment, our compensation committee approved additional performance-based stock option grants for certain employees. These additional option awards granted under the 2014 Amendment vest monthly in equal parts over a 36-month period that commenced on the closing of our acquisition of Endicia, except for the awards for a former employee which were fully expensed on an accelerated basis in the third quarter of 2017 based on specific events and circumstances of the employee’s status change to a consultant in the third quarter of 2017. The number of options issued was approximately 175,000. For these awards subject to performance conditions, the fair value per award was fixed at the grant date on June 17, 2015, the date the 2014 Amendment was approved by the shareholders. For the years ended December 31, 2018, 2017 and 2016, the total stock-based compensation expense for these performance-based awards was approximately $878,000, $2.4 million and $1.3 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option activity is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,106	$37.75	8.3 years	$223,214
Granted	816	$91.36
Forfeited or expired	(198)	$72.72
Exercised	(432)	$30.04
Outstanding at December 31, 2016	3,292	$49.95	7.9 years	$213,066
Granted	1,167	$133.19
Forfeited or expired	(102)	$94.68
Exercised	(1,612)	$39.15
Outstanding at December 31, 2017	2,745	$89.99	8.2 years	$269,018
Granted	851	$221.58
Forfeited or expired	(171)	$139.99
Exercised	(784)	$60.45
Outstanding at December 31, 2018	2,641	$137.88	8.1 years	$104,348
Exercisable at December 31, 2018	1,063	$90.36	7.0 years	$74,016

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $155.64 at December 31, 2018, the last trading day of 2018, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average fair value of stock options granted for 2018, 2017 and 2016 using the Black-Scholes valuation method are as follows:

	2018	2017	2016
Weighted average fair value of stock options with an exercise price equal to the market price on the grant date	$84.55	$47.17	$32.27
Weighted average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$84.55	$47.17	$32.27

Weighted average exercise prices for stock options exercised in 2018 are as follows:

2018
Weighted average exercise price of stock options with an exercise price equal to the market price on the grant date	$60.45
Weighted average exercise price of stock options with an exercise price greater than the market price on the grant date	—
Total weighted average exercise price	$60.45

The weighted average grant date fair value of options vested during 2018, 2017 and 2016 was $43.30, $32.52 and $30.68, respectively. The total intrinsic value of options exercised during 2018, 2017 and 2016 was approximately $125.3 million, $240.0 million and $36.5 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the status of our non-vested stock options as of December 31, 2018:

	Non-vested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value per Option
Non-vested at December 31, 2017	1,592	$41.72
Granted	851	$84.55
Vested	(694)	$43.30
Forfeited / Cancelled	(171)	$51.00
Non-vested at December 31, 2018	1,578	$63.13

As of December 31, 2018, there was $91.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 3 years.
Equity Inducement Plans
In connection with the ShippingEasy acquisition, we issued performance-based inducement equity awards to two executives of ShippingEasy covering an aggregate of up to approximately 87,000 shares of common stock if earnings targets for ShippingEasy are achieved over a two and one-half year period which began July 1, 2016. The awards are subject to proration if at least 75% of the applicable target is achieved and are subject to forfeiture or acceleration based on changes in employment circumstances over the performance period.
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
We also granted inducement stock options to purchase 60,000 shares of Stamps.com common stock to a newly hired executive officer. Such option vests 25% on the one year anniversary of the grant date with the remaining 75% vesting in approximately equal monthly increments over the succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of February 26, 2018.
Further, in connection with the MetaPack acquisition we made inducement stock option grants for an aggregate of 320,250 shares of Stamps.com common stock to 72 employees. Each option vests 25% on the one year anniversary of the grant date with the remaining 75% vesting in approximately equal monthly increments over the succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of August 15, 2018.
The inducement plans were exempt from stockholder approval requirements as an employment inducement grant plan under applicable Nasdaq Listing Rule 5635(c)(4) as inducements material to the new employees entering into employment with Stamps.com.
Employee Stock Purchase Plan
In June 1999, our Board of Directors adopted an Employee Stock Purchase Plan (ESPP), which allows our eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In July 2009, our Board of Directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. As of December 31, 2018 and 2017, we had approximately 1.5 million shares and 1.5 million shares available for issuance under our ESPP, respectively. Total shares of common stock issued pursuant to the ESPP during 2018, 2017 and 2016 were approximately 25,000, 36,000, and 35,000, respectively.
Savings Plan
We have a savings plan for all eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute any percentage of their pretax salary, but not more than statutory dollar limits. We match participant contributions up to certain limitations. We expensed approximately $1.7 million, $1.4 million and $1.1 million in 2018, 2017 and 2016, respectively, related to this plan.
In Europe where applicable, we have savings plans for all eligible employees which conform to country-specific regulations. Participating employees may contribute any percentage of their salary, but not more than statutory dollar limits. We match participant contributions up to certain limitations. Matching contributions to these plans were not material in 2018.
12.    Commitments and Contingencies
Legal Proceedings
We are subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations, or cash flows.

On February 8, 2018, a putative class action complaint was filed against us in a case entitled Juan Lopez and Nicholas Dixon v. Stamps.com, Inc., Case No. 2:18-cv-01101, in the United States District Court for the Central District of California, Western Division, alleging wage and hour claims on behalf of our current and former “non-exempt” hourly call center employees. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. On July 24, 2018, we entered into a preliminary settlement that would resolve this matter for a non-material payment to be distributed to the participating class members. The court granted preliminary approval of the settlement and has scheduled a final approval hearing to be held on April 29, 2019, or on another date convenient to the court.

On February 28, 2019, a putative class action complaint was filed against us in a case entitled Grabisch v. Stamps.com, Inc. et al, Case No. 2:19-cv-01497, in the United States District Court for the Central District of California, Western Division, alleging violations of the Securities Exchange Act of 1934 purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and February 21, 2019. The complaint seeks class certification, unspecified damages, attorneys’ fees and costs. We believe that the case is without merit and intend to defend this case vigorously. Due to the very recent filing date of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.
The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of December 31, 2018 or 2017.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Commitments
The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2029. Rent expense is recognized on a straight-line basis over the lease term. Lease incentives are amortized over the lease term on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the remaining term of the lease. Rent expense was approximately $4.2 million, $3.8 million, and $3.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments, which are summarized in Note 7 - “Debt”), which consist of minimum operating lease payments, as of December 31, 2018 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2019	$5,416
2020	5,249
2021	4,641
2022	3,623
2023	3,344
Thereafter	4,286
Total	$26,559

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.    Segment Information and Geographic Data
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
The Company’s reportable segments have been determined based on the distinct nature of their operations and customer bases, and the financial information that is evaluated regularly by the CODM. Following the MetaPack acquisition (see Note 3), in the third quarter of 2018, the Company added a new segment for the MetaPack business.  Previously, the Company had a single reportable segment.
The Stamps.com segment derives revenue from external customers from offering postage online and shipping software solutions offered to consumers, small businesses, e-commerce shippers, enterprise mailers, and high volume shippers. The Stamps.com reportable segment includes the results of brand names Stamps.com, Endicia, ShippingEasy, ShipStation, and ShipWorks. Stamps.com's customers are primarily located in the US.
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
Information about segments during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Segment revenues
Stamps.com	$566,580	$468,709
MetaPack	20,350	—
Total revenues	$586,930	$468,709

Segment income from operations
Stamps.com	$192,722	$163,503
MetaPack	1,677	—
Total income from operations	$194,399	$163,503

Company's total segment income from operations	$194,399	$163,503
Foreign currency exchange loss, net	(992)	—
Interest expense	(2,595)	(3,669)
Interest income and other income, net	102	414
Income before income taxes	$190,914	$160,248

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Data
No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the years ended December 31, 2018, 2017, or 2016.
The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Year Ended December 31,
	2018	2017
Revenues
United States	$564,731	$468,709
International	22,199	—
Total revenues	$586,930	$468,709

14.    Subsequent Events
We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described below and in Note 12 – “Commitments and Contingencies” in our Notes to Consolidated Financial Statements.
As previously disclosed in Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 8, 2018, during the second quarter of 2018, the USPS provided notice requiring the renegotiation of certain important financial compensation arrangements. On December 31, 2018, the aforementioned arrangements with the USPS ended while negotiations were ongoing. Negotiations on a continuation of our compensation arrangements continued into February 2019, however, as of the date of the filing of this Report, we do not expect these arrangements to be renegotiated or renewed. As a result, our 2019 revenue and operating results may be materially affected. See Item 1A "Risk Factors--Risks Related to our Industry--The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance" in our Annual Report on Form 10-K for the year ended December 31, 2018.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September(1)	December (1,2)
	(in thousands except per share data)
Fiscal Year 2018:
Revenues	$133,565	$139,627	$143,507	$170,231
Gross profit	108,038	110,185	110,383	131,415
Income from operations	49,201	46,869	44,292	54,037
Net income	47,044	45,524	33,413	42,661
Net income per share:
Basic	$2.67	$2.53	$1.84	$2.37
Diluted	$2.54	$2.41	$1.75	$2.30
Weighted average shares outstanding:
Basic	17,644	18,015	18,161	17,983
Diluted	18,511	18,906	19,046	18,578

Fiscal Year 2017:
Revenues	$105,040	$116,140	$115,062	$132,467
Gross profit	87,302	97,051	93,528	111,602
Income from operations	34,648	41,692	35,660	51,503
Net income	33,138	31,040	46,225	40,200
Net income per share:
Basic	$1.96	$1.83	$2.71	$2.30
Diluted	$1.82	$1.71	$2.49	$2.15
Weighted average shares outstanding:
Basic	16,902	16,930	17,073	17,484
Diluted	18,170	18,125	18,548	18,699

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.
(1) The third and fourth quarter results of 2018 include the impact of the Company’s acquisition of MetaPack, which was completed on August 15, 2018.
(2) Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenues represented the amount paid to our insurance providers.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on the 1st day of March 2019.
STAMPS.COM INC.
By:     /s/ KENNETH MCBRIDE
Kenneth McBride
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KENNETH MCBRIDE Kenneth McBride	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
/s/ JEFF CARBERRY Jeff Carberry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
* Mohan P. Ananda	Director	March 1, 2019
* David Habiger	Director	March 1, 2019
* G. Bradford Jones	Director	March 1, 2019
* Theodore R. Samuels	Director	March 1, 2019

*By Kenneth McBride as Attorney-in-fact.