Form 10-Q
period 2019-03-31
STAMPS.COM INC
filed 2019-05-10
CIK 1082923

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
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐    No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	STMP	The NASDAQ Stock Market

•	As of April 30, 2019, there were 17,316,796 shares of the Registrant's Common Stock outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$110,925	$113,757
Accounts receivable, net	76,079	83,595
Current income taxes	1,723	8,465
Prepaid expenses	15,355	13,072
Other current assets	13,491	10,722
Total current assets	217,573	229,611
Property and equipment, net	35,101	36,337
Goodwill	384,506	381,710
Intangible assets, net	159,460	163,859
Deferred income taxes, net	29,874	29,874
Lease right-of-use assets	17,159	—
Other assets	12,736	11,383
Total assets	$856,409	$852,774
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$119,237	$133,626
Deferred revenue	7,301	7,159
Current portion of debt, net of debt issuance costs	10,970	10,454
Current portion of lease right-of-use liabilities	3,884	—
Total current liabilities	141,392	151,239
Long-term debt, net of debt issuance costs	47,188	50,189
Deferred income taxes, net	18,749	18,665
Long-term portion of lease right-of-use liabilities	14,533	—
Other liabilities	19,918	19,016
Total liabilities	241,780	239,109
Commitments and contingencies (Note 3)
Stockholders' equity:
Common stock, $.001 par value per share
Authorized shares: 47,500 in 2019 and 2018
Issued shares: 33,089 in 2019 and 33,042 in 2018
Outstanding shares: 17,472 in 2019 and 17,662 in 2018	56	56
Additional paid-in capital	1,063,007	1,049,669
Treasury stock, at cost, 15,617 shares in 2019 and 15,380 in 2018	(560,620)	(528,529)
Retained earnings	107,467	91,712
Accumulated other comprehensive income	4,719	757
Total stockholders' equity	614,629	613,665
Total liabilities and stockholders' equity	$856,409	$852,774

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Service	$123,907	$120,916
Product	5,405	5,679
Insurance	3,334	4,368
Customized postage	3,357	2,580
Other	—	22
Total revenues	136,003	133,565
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	32,235	20,649
Product	1,673	1,751
Insurance	—	998
Customized postage	2,431	2,129
Total cost of revenues	36,339	25,527
Gross profit	99,664	108,038
Operating expenses:
Sales and marketing	32,881	25,748
Research and development	17,314	12,073
General and administrative	26,228	21,016
Total operating expenses	76,423	58,837
Income from operations	23,241	49,201
Foreign currency exchange gain (loss), net	(95)	—
Interest expense	(714)	(590)
Interest income and other income, net	65	49
Income before income taxes	22,497	48,660
Income tax expense	6,742	1,616
Net income	$15,755	$47,044
Net income per share:
Basic	$0.90	$2.67
Diluted	$0.87	$2.54
Weighted average shares outstanding:
Basic	17,547	17,644
Diluted	18,015	18,511

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$15,755	$47,044
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,966	—
Unrealized gain (loss) on investments	(4)	1
Comprehensive income	$19,717	$47,045

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	17,662	$56	$1,049,669	$(528,529)	$91,712	$757	$613,665
Net income	—	—	—	—	15,755	—	15,755
Other comprehensive income (loss)	—	—	—	—	—	3,962	3,962
Issuance of shares for performance-based awards	4	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,857	—	—	—	8,857
Exercise of stock options	29	—	2,381	—	—	—	2,381
Shares issued under the Employee Stock Purchase Plan	13	—	2,100	—	—	—	2,100
Stock repurchase, excluding tax withholding stock repurchase	(235)	—	—	(31,998)	—	—	(31,998)
Tax withholding stock repurchase	(1)	—	—	(93)	—	—	(93)
Balance at March 31, 2019	17,472	$56	$1,063,007	$(560,620)	$107,467	$4,719	$614,629

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2017	17,573	$55	$962,227	$(387,545)	$(76,930)	$6	$497,813
Net income	—	—	—	—	47,044	—	47,044
Other comprehensive income (loss)	—	—	—	—	—	1	1
Issuance of shares for performance-based awards	56	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,548	—	—	—	7,548
Exercise of stock options	380	—	19,632	—	—	—	19,632
Shares issued under the Employee Stock Purchase Plan	15	—	1,981	—	—	—	1,981
Stock repurchase, excluding tax withholding stock repurchase	(120)	—	—	(23,221)	—	—	(23,221)
Tax withholding stock repurchase	(21)	—	—	(4,144)	—	—	(4,144)
Balance at March 31, 2018	17,883	$55	$991,388	$(414,910)	$(29,886)	$7	$546,654

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$15,755	$47,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,036	5,335
Stock-based compensation expense	8,857	7,548
Deferred income tax expense	—	872
Accretion of debt issuance costs	93	93
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	7,639	(11,267)
Prepaid expenses	(2,750)	(1,190)
Other current assets	(2,765)	(413)
Current income taxes	6,742	696
Lease right-of-use assets	715	—
Other assets	(1,353)	37
Deferred revenue	115	(29)
Lease right-of-use liabilities	(781)	—
Other liabilities	899	872
Accounts payable and accrued expenses	(6,758)	5,690
Net cash provided by operating activities	33,444	55,288

Investing activities:
Acquisition of property and equipment	(262)	(447)
Net cash used in investing activities	(262)	(447)

Financing activities:
Proceeds from short term financing obligations, net of repayments	(5,850)	(938)
Principal payments on term loan	(2,578)	(2,062)
Proceeds from exercise of stock options	2,381	19,632
Issuance of common stock under Employee Stock Purchase Plan	2,100	1,981
Repurchase of common stock	(31,998)	(27,365)
Payments related to tax withholding for share-based compensation	(93)	(4,144)
Net cash used in financing activities	(36,038)	(12,896)
Effect of exchange rate changes	24	—
Net (decrease) increase in cash and cash equivalents	(2,832)	41,945
Cash and cash equivalents at beginning of period	113,757	153,903
Cash and cash equivalents at end of period	$110,925	$195,848

Supplemental information:
Cash paid for amounts included in the measurement of lease liabilities included in cash provided by operating activities	$1,132	$—
Lease liabilities arising from obtaining right-of-use assets	$5,482	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of March 31, 2019, our results of operations for the three months ended March 31, 2019, and our cash flows for the three months ended March 31, 2019.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

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
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $4.2 million of revenue recognized in the three months ended March 31, 2019 was included in the deferred revenue balance at December 31, 2018. Approximately $2.1 million of revenue recognized in the three months ended March 31, 2018 was included in the deferred revenue balance at December 31, 2017.

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
Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. As of March 31, 2019, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2019, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis.
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

Leases

On January 1, 2019, we adopted a new lease accounting standard (ASC Topic No. 842, Leases) (Leases) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. For information regarding the impact of adoption, see “Summary of Significant Accounting Policies - Accounting Guidance Adopted in 2019.”

Under Leases, we determine if an arrangement is a lease at inception. Right-of-use (ROU) assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, the interest rate used to determine the present value of future lease payments is an estimated incremental borrowing rate. Many of our leases include one or more options to renew. These options are factored into the determination of the lease term and lease payments when their exercise is considered to be reasonably certain.

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We elected the practical expedient to combine fixed payments for non-lease components with our lease payments and account for them together as a single lease component which increases the amount of the ROU assets and liabilities.

We also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

Operating leases are included in lease right-of-use assets, current portion of lease right-of-use liabilities, and long-term portion of lease right-of-use liabilities on our condensed consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term in income from operations on our consolidated statements of income.

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
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three months ended March 31, 2019 or March 31, 2018, respectively.

Segment Information

We have organized our operations into two segments: Stamps.com and MetaPack. Please see Note 10 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt, to fund certain Company operations.  Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of March 31, 2019, we had $18.0 million in short-term financing obligations and $50.1 million of unused credit. As of December 31, 2018, we had $23.8 million in short-term financing obligations and $96.7 million of unused credit.

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
We use the Black-Scholes-Merton option valuation model to estimate the fair value of share-based payment awards on the date of grant, which requires us to use a number of estimates and subjective assumptions, including stock price volatility, expected term, and risk-free interest rates. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed at the date of grant. The estimated expected life represents the weighted average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.
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
Treasury Stock

During the three months ended March 31, 2019 and March 31, 2018, we repurchased approximately 235,461 shares and 120,000 shares for $32.0 million and $23.2 million, respectively. Also, in the first quarter of 2019 and the first quarter of 2018, we withheld 1,039 and 21,076 of shares, respectively, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and the then Chief Technology Officer of ShippingEasy.

Accounting Guidance Adopted in 2019

Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company adopted the new presentation for its consolidated statement of stockholders' equity in the first quarter of 2019.

Leases

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, a new accounting standard for leases. The new standard generally requires the recognition of financing and operating lease liabilities and corresponding ROU assets on the balance sheet. For financing leases, a lessee recognizes amortization of the ROU asset as an operating expense over the lease term separately from interest on the lease liability. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term.

We adopted the new guidance on January 1, 2019 using the modified retrospective transition approach. We elected the practical expedient to apply the new standard to all leases existing at the date of initial application and not restating comparative periods. We also elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification of finance or operating lease, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The adoption of the new standard on January 1, 2019 resulted in recording operating lease ROU assets and operating lease liabilities of approximately $11.8 million and $13.6 million, respectively. The adoption did not impact our beginning retained earnings, or our prior year condensed consolidated statements of income and statements of cash flows.

For information regarding the accounting policy and required disclosures under the new standard, see “Summary of Significant Accounting Policies - Leases” and Note 11 - “Leases,” respectively.

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

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, a standard that replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The guidance will become effective for the Company on January 1, 2020 using a modified retrospective approach with early adoption permitted. We are evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

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

STAMPS.COM INC. AND SUBSIDIARIES
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

On February 8, 2018, a putative class action complaint was filed against us in a case entitled Juan Lopez and Nicholas Dixon v. Stamps.com, Inc., Case No. 2:18-cv-01101, in the United States District Court for the Central District of California, Western Division, alleging wage and hour claims on behalf of our current and former “non-exempt” hourly call center employees. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. On July 24, 2018, we entered into a preliminary settlement that would resolve this matter for a non-material payment to be distributed to the participating class members. The court granted preliminary approval of the settlement and, at a hearing held on April 29, 2019, requested additional documentation. Therefore the timing of final approval of the settlement is now pending court approval at a time convenient to the court.

On February 28, 2019, a putative class action complaint was filed against us in a case entitled Grabisch v. Stamps.com, Inc. et al, Case No. 2:19-cv-01497, in the United States District Court for the Central District of California, Western Division, alleging violations of the Securities Exchange Act of 1934 purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and February 21, 2019. On March 13, 2019, a second putative class action complaint, with the same allegations, was filed against us in a case entitled Karinski v. Stamps.com, Inc. et al, Case 2:19-cv-01828, in the United States District Court for the Central District of California, Western Division. On April 22, 2019, the Grabisch action was dismissed in its entirety without prejudice. The remaining Karinski complaint seeks class certification, unspecified damages, attorneys’ fees and costs. Lead plaintiff motions were filed on April 29, 2019, but a lead plaintiff has not yet been appointed and a consolidated complaint has not yet been filed. We believe that the case is without merit and intend to defend this case vigorously. Due to the very recent filing date of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.
The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of March 31, 2019 or December 31, 2018.

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

Commitments

Our significant contractual obligations and commercial commitments (other than debt commitments) consist of operating lease obligations as of March 31, 2019. Please see Note 11 - “Leases” for additional information.

4.    Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income	$15,755	$47,044

Basic - weighted average common shares	17,547	17,644
Diluted effect of common stock equivalents	468	867
Diluted - weighted average common shares	18,015	18,511

Earnings per share:
Basic	0.90	2.67
Diluted	0.87	2.54

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Anti-dilutive stock options	1,153	95

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.    Stock-Based Compensation

We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options and RSUs, to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award. Starting in the third quarter of fiscal 2016 through the fourth quarter of fiscal 2018, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition. Starting in the third quarter of fiscal 2018, our stock-based compensation expense included performance-based inducement equity awards relating to the MetaPack acquisition as described in Note 2 - "Acquisitions."

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense relating to:
Stock options	$8,497	$7,191
Employee stock purchases	393	357
Total stock-based compensation expense	$8,890	$7,548
Stock-based compensation expense relating to:
Cost of revenues	$646	$483
Sales and marketing	2,054	1,518
Research and development	2,304	1,927
General and administrative	3,886	3,620
Total stock-based compensation expense	$8,890	$7,548

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Expected dividend yield	—%	—%
Risk-free interest rate	2.5%	2.3%
Expected volatility	54.7%	50.5%
Expected life (in years)	3.3	3.4

6.    Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in business combinations.

The following table summarizes goodwill as of December 31, 2018 and March 31, 2019 (in thousands):

	Stamps.com Segment	MetaPack Segment	Total
Goodwill balance at December 31, 2018	$239,705	$142,005	$381,710
Foreign currency translation	—	2,796	2,796
Goodwill balance at March 31, 2019	$239,705	$144,801	$384,506

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $227.7 million at March 31, 2019 and $226.5 million at December 31, 2018.  Non-amortizable assets of $11.4 million as of both March 31, 2019 and December 31, 2018 consist primarily of the trade name relating to the Endicia acquisition.

The following table summarizes our amortizable intangible assets as of March 31, 2019 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,877	$12	0.2
Customer Relationships	110,778	36,586	74,192	8.4
Technology	81,360	19,407	61,953	10.1
Non-Compete	2,211	1,725	486	2.2
Trademarks and Trade Names	13,107	1,679	11,428	10.6
Total amortizable intangible assets at March 31, 2019	$216,345	$68,274	$148,071	9.1

The following table summarizes our amortizable intangible assets as of December 31, 2018 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,866	$23	0.5
Customer Relationships	110,194	33,299	76,895	8.6
Technology	80,878	17,451	63,427	10.3
Non-Compete	2,211	1,668	543	2.4
Trademarks and Trade Names	12,977	1,395	11,582	10.8
Total amortizable intangible assets at December 31, 2018	$215,149	$62,679	$152,470	9.4

We recorded amortization of intangible assets totaling approximately $5.6 million for the three months ended March 31, 2019. We recorded amortization of intangible assets totaling approximately $4.0 million for the three months ended March 31, 2018. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of income.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending March 31,	Estimated Amortization Expense
2020	$22,206
2021	21,948
2022	17,070
2023	10,022
2024	9,675
Thereafter	67,150
Total	$148,071

7.    Income Taxes

Our income tax expense was $6.7 million for the three months ended March 31, 2019. The income tax expense for the three months ended March 31, 2019 was primarily due to (a) our pre-tax income multiplied by an estimated annual effective tax rate and (b) discrete tax benefits related to the exercises of stock awards of approximately $0.4 million. Our income tax expense was $1.6 million for the three months ended March 31, 2018. The income tax expense for the three months ended March 31, 2018 was primarily due to (a) our pre-tax income multiplied by an estimated annual effective tax rate and (b) discrete tax benefits related to the exercises of stock awards of approximately $10.7 million.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards. As of March 31, 2019 and December 31, 2018, we have recorded a valuation allowance of $1.3 million and $1.2 million against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized. We also have recorded a valuation allowance against the activity of certain foreign jurisdictions.

8.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$110,925	$110,925	—	—
Total	$110,925	$110,925	—	—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$113,757	$113,757	—	—
Total	$113,757	$113,757	$—	—

9.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at March 31, 2019 and December 31, 2018. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At March 31, 2019 and December 31, 2018, we had no material investments.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize our cash and cash equivalents as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$104,234	—	—	$104,234
Money market	6,691	—	—	6,691
Cash and cash equivalents	$110,925	—	—	$110,925

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$107,118	—	—	$107,118
Money market	6,639	—	—	6,639
Cash and cash equivalents	$113,757	—	—	$113,757

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
The Company’s reportable segments have been determined based on the distinct nature of their operations and customer bases, and the financial information that is evaluated regularly by the CODM. Following the MetaPack acquisition (see Note 2) in 2018, the Company added a new segment for the MetaPack business. Previously, the Company had a single reportable segment.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about segments during the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Segment revenues
Stamps.com	$122,904	$133,565
MetaPack	13,099	—
Total revenues	$136,003	$133,565

Segment income (loss) from operations
Stamps.com	$25,311	$49,201
MetaPack	(2,070)	—
Total income from operations	$23,241	$49,201

Company's total segment income from operations	$23,241	$49,201
Foreign currency exchange gain (loss), net	(95)	—
Interest expense	(714)	(590)
Interest income and other income, net	65	49
Income before income taxes	$22,497	$48,660

Geographic Data

No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the three months ended March 31, 2019 or March 31, 2018. The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended March 31,
	2019	2018
Revenues
United States	$122,700	$132,955
International	13,303	610
Total revenues	$136,003	$133,565

11.    Leases

The Company's material lease contracts are generally for corporate office space. The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2029.

Operating lease cost for the three months ended March 31, 2019 was approximately $1.1 million.  Operating lease cost for the three months ended March 31, 2018 was approximately $933,000.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table is a schedule of maturities of operating lease liabilities as of March 31, 2019 (in thousands):

Twelve Month Period Ending March 31,	Operating Lease Obligations
2020	$4,774
2021	4,834
2022	3,763
2023	3,089
2024	2,317
Thereafter	2,435
Total undiscounted cash flows	21,212
Less amount representing interest	(2,795)
Present value of lease liabilities	$18,417

The table above reflects payments for noncancelable operating leases with initial or remaining terms of one year or more as of March 31, 2019. The table above does not include obligations for leases that have not yet commenced and does not include lease payments that were not fixed at commencement or modification.

As of March 31, 2019, the weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

March 31, 2019
Weighted-average remaining lease term	5.1
Weighted-average discount rate	5.3%

12.    Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, except as described below and in Note 3 - “Commitments and Contingencies” in our Notes to Consolidated Financial Statements.

Prior to issuance, we became aware of potential adverse amendments, renegotiations, changes, or termination of certain contracts between the USPS and certain of our strategic partners who are part of the USPS’s reseller program, and through which we derive material revenues and profits (such potential events, collectively the "Reseller Restructuring"); however there is significant uncertainty as to whether, how and when any Reseller Restructuring may be implemented. As such, an estimate of any future financial impact for accounting purposes cannot be made at this time.

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

Please refer to the risk factors under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2018, as well as those described elsewhere in this Report and in our other public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Our trade names and registered trademarks include Stamps.com, Auctane, Endicia, MetaPack, NetStamps, PhotoStamps, ShippingEasy, ShipStation, ShipWorks, and the Stamps.com logo. This Report also references trade names and trademarks of other entities. References in this Report to "we" "us" "our" or "Company" are references to Stamps.com Inc. and its subsidiaries.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States (U.S.) and Europe. Under the Stamps.com and Endicia® brands, customers use our United States Postal Service (USPS) only solutions to mail and ship a variety of mail pieces and packages through the USPS. Customers using our solutions can receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999. Endicia became a USPS-approved PC Postage vendor in 2000. Under the MetaPackTM, ShippingEasy®, ShipStation®, and ShipWorks® brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers, and warehouse shippers.
Mailing and Shipping Business References

When we refer to our "mailing and shipping business," we are referring to our mailing and shipping products and services including our USPS and multi-carrier mailing and shipping solutions, mailing and shipping integrations, mailing and shipping supplies stores, and branded insurance offerings. We do not include our customized postage business when we refer to our "mailing and shipping business." When we refer to our "mailing and shipping revenue," we are referring to our service, product, and insurance revenue generated by our mailing and shipping customers. We do not include our customized postage revenue generated by our customized postage business in our "mailing and shipping revenue."

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

See "Risk Factors--Risks Related to our Industry--The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance," "Risk Factors--Risks Related to our Industry--The USPS could modify, discontinue or terminate agreements and other financial compensation arrangements, which would have an adverse effect on our revenue and operating results," "Risk Factors--Risks Related to our Industry--The USPS or our integration partners could cause discounts our customers receive to be diminished or terminated, which would have an adverse effect on our results of operations, reputation and competitiveness," and "Risk Factors--Risks Related to our Industry--Strategic business Partners or carriers could modify or terminate agreements and other financial compensation arrangements, which could materially adversely affect our results of operations and prospects," in our Annual Report on Form 10-K for the fiscal year ended December 1, 2018, filed with the SEC on March 1, 2019.

See also “Business Outlook and Forward-Looking Statements,” below, in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Multi-Carrier Shipping Solutions

We offer multi-carrier shipping solutions through our MetaPack, ShippingEasy, ShipStation, and ShipWorks brands. MetaPack, ShippingEasy, ShipStation, and ShipWorks offer leading multi-carrier solutions for shippers including e-commerce merchants, online retailers, warehouses, fulfillment houses, large retailers, and other types of shippers that use multiple carriers such as Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and many others.
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
ShipStation, which we acquired on June 10, 2014, offers web-based multi-carrier shipping solutions that target e-commerce merchants, online retailers, fulfillment houses, and warehouses.  ShipStation's solutions feature over 325 integrations with partners and carriers, including marketplaces, shopping carts, and e-commerce platforms. ShipStation offers multi-carrier shipping options and automation features like custom hierarchical rules and product profiles that allow customers to easily and automatically optimize their shipping. Using ShipStation, an online retailer or e-commerce merchant can ship their orders from wherever they sell and however they ship.
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

In addition, MetaPack, ShippingEasy, ShipStation, and ShipWorks have hundreds of integrations with partners and carriers, including marketplaces, shopping carts, and e-commerce platforms as part of their multi-carrier shipping solutions.  Integrations with partners include Amazon, BigCommerce, ChannelAdvisor, eBay, Magento, PayPal, Shopify, Volusion, Yahoo! Stores, and many others. Carrier integrations include Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and many others.

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

International
We offer international mailing and shipping solutions for both our US domestic customers mailing and shipping to destinations outside the US and, primarily through our subsidiaries, mailing and shipping solutions for customers outside the US directly from international posts and carriers. International carriers include Australia Post, Canada Post, French Post, Royal Mail, and many others.
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

Acquisitions

MetaPack

On August 15, 2018, we, through our wholly owned subsidiary Pacific Shelf 1855 Limited, completed our acquisition of MetaPack Limited. The net purchase price totaled approximately £171 million, or $218 million using the August 15, 2018 GBP to USD exchange rate, and was funded from current cash and investment balances.
In connection with the acquisition, we granted inducement stock options for an aggregate of 320,250 shares of Stamps.com common stock to 72 MetaPack employees.
Please see Note 2 - "Acquisitions" in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the three months ended March 31, 2019 include MetaPack’s operations. The results of our operations during the three months ended March 31, 2018 do not include the operations of MetaPack. Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of MetaPack with those that do not include such operations.

The results of our operations during the three months ended March 31, 2018 include service revenues paid directly to us by the USPS for certain classes of shipping labels ("Package Incentive Payments") under an agreement that terminated on December 31, 2018. The results of our operations during the three months ended March 31, 2019 do not include any Package Incentive Payments. Accordingly, care should be used in comparing periods that include Package Incentive Payments with those that do not include Package Incentive Payments.

Three Months Ended March 31, 2019 and March 31, 2018

Total revenue increased 2% to $136.0 million in the three months ended March 31, 2019 from $133.6 million in the three months ended March 31, 2018. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $132.6 million in the three months ended March 31, 2019, an increase of 1% from $131.0 million in the three months ended March 31, 2018. Customized postage revenue increased 30% to $3.4 million in the three months ended March 31, 2019 from $2.6 million in the three months ended March 31, 2018.

The following table sets forth the breakdown of revenue for the three months ended March 31, 2019 and March 31, 2018 and the resulting percentage change (revenue in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Revenues
Service	$123,907	$120,916	2.5%
Product	5,405	5,679	(4.8)%
Insurance	3,334	4,368	(23.7)%
Mailing and shipping revenue	132,646	130,963	1.3%
Customized postage	3,357	2,580	30.1%
Other	—	22	(100.0)%
Total revenues	$136,003	$133,565	1.8%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average monthly revenue per paid customer (ARPU) as one-third of quarterly mailing and shipping revenue divided by paid customers.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter
2019	736
2018	740

The following table sets forth the change in paid customers and average monthly revenue per paid customer for our mailing and shipping business (in thousands except average monthly revenue per paid customer and percentage):

	Three Months Ended March 31,
	2019	2018	% Change
Paid customers for the quarter	736	740	(0.6)%
Average monthly revenue per paid customer	$60.05	$58.96	1.9%
Mailing and shipping revenue	$132,646	$130,963	1.3%

The number of paid customers was approximately flat in the three months ended March 31, 2019 and March 31, 2018 primarily as a result of our strategic shift to focusing on the acquisition of high-volume shipper customers, which are numerically fewer, but generally have a much higher lifetime value.

The increase in our average monthly revenue per paid customer was primarily the result of revenues in the three months ended March 31, 2019 from MetaPack which we did not have in the comparable period of 2018 and a year-over-year increase in consolidation services revenues, partially offset by the decrease in revenues in the three months ended March 31, 2019 due to the termination of our agreement with the USPS which provided for Package Incentive Payments in the 2018 period.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2019	2018
Revenues
Service	$123,907	$120,916
Product	5,405	5,679
Insurance	3,334	4,368
Customized postage	3,357	2,580
Other	—	22
Total revenues	$136,003	$133,565
Revenue as a percentage of total revenues
Service	91.1%	90.5%
Product	4.0%	4.3%
Insurance	2.4%	3.3%
Customized postage	2.5%	1.9%
Other	0.0%	0.0%
Total revenue	100.0%	100.0%

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
Service revenue increased 2% to $123.9 million in the three months ended March 31, 2019 from $120.9 million in the three months ended March 31, 2018. The increase in service revenue during the three months ended March 31, 2019 was driven by a 3.0% increase in our average monthly service revenue per paid customer (Service Revenue ARPU), partially offset by a 0.6% decrease in paid customers.

The increase in our Service Revenue ARPU during the three months ended March 31, 2019 was primarily attributable to the factors that resulted in an increase in the average total mailing and shipping revenue per paid customer described in the previous section.

Product revenue decreased 5% to $5.4 million in the three months ended March 31, 2019 from $5.7 million in the three months ended March 31, 2018. Product revenue is primarily driven by label sales, such as NetStamps, which are used for mailing. As our growth has been driven more by shipping than mailing over the recent years, our product revenue has not kept pace and is approximately flat year over year.

Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenue represented the amount paid to our insurance providers. Insurance revenue decreased 24% to $3.3 million in the three months ended March 31, 2019 from $4.4 million in the three months ended March 31, 2018. Our insurance revenue decreased year over year despite the growth in service revenue primarily due to the change to recognizing revenue on the net basis of accounting beginning October 1, 2018 as described above. Additionally, high volume shipper customers often self-insure, so while the high volume shipping business results in higher service fee revenue, it may not result in higher insurance revenue.

Customized postage revenue increased 30% to $3.4 million in the three months ended March 31, 2019 from $2.6 million in the three months ended March 31, 2018. The increase was primarily attributable to increases in partner sales and website orders, partially offset by decreases in high volume customer orders.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2019	2018
Cost of revenues
Service	32,235	20,649
Product	1,673	1,751
Insurance	—	998
Customized postage	2,431	2,129
Total cost of revenues	$36,339	$25,527
Cost as percentage of associated revenue
Service	26.0%	17.1%
Product	31.0%	30.8%
Insurance	—%	22.8%
Customized postage	72.4%	82.5%
Total cost as a percentage of total revenues	26.7%	19.1%

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
Cost of service revenue increased 56% to $32.2 million in the three months ended March 31, 2019 from $20.6 million in the three months ended March 31, 2018. Our acquisition of MetaPack resulted in cost of service revenue increasing by $4.6 million in the three months ended March 31, 2019 compared to the 2018 period. The remaining increase for the three months ended March 31, 2019 was primarily attributable to the growth of our consolidation services. Promotional expenses were not material in the three months ended March 31, 2019 and March 31, 2018.

Cost of service revenue as a percent of service revenue increased to 26% in the three months ended March 31, 2019 from 17% in the three months ended March 31, 2018. The increase is primarily attributable to: (i) the relative increase in service revenue from service offerings, such as consolidation services, for which the vendor costs and expenses are included both in revenue and in cost of service revenue; (ii) the decrease in service revenue attributable to the termination of our agreement with the USPS that provided for Package Incentive Payments; and (iii) the acquisition of MetaPack, which has higher cost of service revenue as a percent of service revenue.

Cost of product revenue decreased 4% to $1.7 million in the three months ended March 31, 2019 from $1.8 million in the three months ended March 31, 2018. The decrease during the three months ended March 31, 2019 is primarily due to the decrease in our product revenue.

Cost of product revenue as a percent of product revenue was 31% in the three months ended March 31, 2019 and 31% in the three months ended March 31, 2018.

The decrease in cost of insurance revenue to zero in the three months ended March 31, 2019 from $1.0 million in the three months ended March 31, 2018 was due to the change to recognizing revenue on a net basis of accounting beginning October 1, 2018 as described in the previous section. Cost of insurance revenue as a percent of insurance revenue was 23% in the three months ended March 31, 2018.

Cost of customized postage revenue increased 14% to $2.4 million in the three months ended March 31, 2019 from $2.1 million in the three months ended March 31, 2018. The increase in cost of customized postage revenue during the three months ended March 31, 2019 is primarily due to the increase in our customized postage volume.

Cost of customized postage revenue as a percent of customized postage revenue was 72% in the three months ended March 31, 2019 and 83% in the three months ended March 31, 2018. The decrease in cost of customized postage revenue as a percent of customized postage revenue is primarily due to the relative increase in our customized postage revenue related to partner sales and website orders which have a higher margin compared to high volume orders.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentages):

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Sales and marketing	$32,881	$25,748
Research and development	17,314	12,073
General and administrative	26,228	21,016
Total operating expenses	$76,423	$58,837
Operating expenses as a percent of total revenues:
Sales and marketing	24.2%	19.3%
Research and development	12.7%	9.0%
General and administrative	19.3%	15.7%
Total operating expenses as a percentage of total revenues	56.2%	44.1%

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
Sales and marketing expense increased 28% to $32.9 million in the three months ended March 31, 2019 from $25.7 million in the three months ended March 31, 2018. The increase during the three months ended March 31, 2019 was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $3.1 million and an increase in headcount-related expenses including stock-based compensation of $3.0 million. The increases in headcount-related expenses were primarily attributable to the inclusion of headcount-related expenses for MetaPack employees.

Sales and marketing expense as a percent of total revenue was 24% in the three months ended March 31, 2019 which was up compared to 19% in the three months ended March 31, 2018. Sales and marketing expense as a percentage of total revenue increased primarily due to the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.

Research and development expense increased 43% to $17.3 million in the three months ended March 31, 2019 from $12.1 million in the three months ended March 31, 2018. The increase during the three months ended March 31, 2019 was primarily attributable to an increase in headcount-related expense including stock-based compensation of $3.4 million and a $1.0 million increase in allocated information technology expenses. The increases in headcount-related expenses were incurred to support our expanded product offerings and technology infrastructure investments and include headcount-related expenses for MetaPack employees.

Research and development expense as a percent of total revenue was 13% in the three months ended March 31, 2019 which was up compared to 9% in the three months ended March 31, 2018. Research and development expense as a percentage of total revenue increased primarily due to the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments and the acquisition of MetaPack which had higher research and development expense as a percent of total revenue.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense increased 25% to $26.2 million in the three months ended March 31, 2019 from $21.0 million in the three months ended March 31, 2018. In the three months ended March 31, 2019, MetaPack general and administrative expense was $4.5 million. The remaining increase during the three months ended March 31, 2019 was primarily due to other general increases in operating expenses, partially offset by a $0.8 million decrease in headcount-related expense including stock-based compensation.

General and administrative expense as a percent of total revenue was 19% in the three months ended March 31, 2019 and 16% in the three months ended March 31, 2018. General and administrative expense as a percentage of total revenue increased primarily due to the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments and the acquisition of MetaPack which had higher general and administrative expenses as a percent of total revenue.

Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange loss, net of $95,000 in the three months ended March 31, 2019 was not material to the consolidated financial statements.
Interest Income and Other Income

Interest income and other income primarily consists of interest income from cash, cash equivalents, and investments. Interest and other income increased to $65,000 in the three months ended March 31, 2019 from $49,000 in the three months ended March 31, 2018. Interest and other income is not material to the consolidated financial statements.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense increased to $714,000 in the three months ended March 31, 2019 from $590,000 in the three months ended March 31, 2018. The increase in interest expense was primarily attributable to higher interest rates, partially offset by lower outstanding debt balances under our credit facility.

Provision for Income Taxes

Our income tax expense was $6.7 million for the three months ended March 31, 2019. Our income tax expense was $1.6 million for the three months ended March 31, 2018.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards.

See Note 7 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Changes in cash and cash equivalents for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by operating activities	$33,444	$55,288	$(21,844)
Net cash used in investing activities	(262)	(447)	185
Net cash used in financing activities	(36,038)	(12,896)	(23,142)
Effect of exchange rate changes	24	—	24
Net (decrease) increase in cash and cash equivalents	$(2,832)	$41,945	$(44,777)

As of March 31, 2019 and December 31, 2018, we had $110.9 million and $113.8 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $33.4 million and $55.3 million during the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: (1) a decrease in net income of $31.3 million and (2) a $12.4 million decrease in cash flows due to a decrease in accounts payable and accrued expenses, partially offset by (a) an $18.9 million increase in cash flows due to a decrease in accounts receivable and (b) a $6.0 million increase in cash flows due to a decrease in current income taxes.

Net cash used in investing activities was approximately $262,000 and $447,000 during the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease in net cash used in investing activities was not material.

Net cash used in financing activities was approximately $36.0 million and $12.9 million during the three months ended March 31, 2019 and March 31, 2018, respectively. The increase in net cash used in financing activities was primarily due to (1) the decrease in proceeds received from exercise of stock options of $17.3 million, (2) the $4.9 million decrease in proceeds from short term financing obligations, net of repayments, and (3) the $4.6 million increase in stock repurchases, partially offset by the $4.1 million decrease in payments of statutory income tax withholding obligations that were funded by shares withheld.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments), which consist of minimum operating lease payments as of March 31, 2019 (in thousands):

Twelve Month Period Ending March 31,	Operating Lease Obligations
2020	$4,774
2021	4,834
2022	3,763
2023	3,089
2024	2,317
Thereafter	2,435
Total undiscounted cash flows	21,212
Less amount representing interest	(2,795)
Present value of lease liabilities	$18,417

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debt issuance costs for each of the three months ended March 31, 2019 and March 31, 2018 was approximately $93,000. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of March 31, 2019, our applicable margin was our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.75%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2019, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness; grant liens; repurchase stock; pay dividends; and engage in certain investment, acquisition, and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments. As of March 31, 2019, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.50 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million. As of March 31, 2019, our Consolidated Total Leverage Ratio was 0.25 to 1.00, our Fixed Charge Coverage Ratio was 16.92 to 1.00 and our Liquidity was approximately $193 million, which includes cash and cash equivalent balances, as well as the available balance under the revolving credit facility. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to March 31, 2019 are as follows (in thousands):

Year Ending March 31,	Amount
2020	$11,344
2021	47,437
Thereafter	—
Total debt	58,781

Less: debt issuance costs	623
Total debt, net of debt issuance costs	$58,158

The estimated interest payments related to our debt due subsequent to March 31, 2019 are as follows (in thousands):

Year Ending March 31,	Amount
2020	$2,088
2021	1,085
Thereafter	—
Total	$3,173

The above estimated interest payments assume an interest rate of 3.75%, which is our interest rate as of March 31, 2019.

Immediately following the acquisition of MetaPack, we repaid in full MetaPack's existing revolving credit facility balance of approximately $12.7 million.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Segment Analysis

We acquired MetaPack on August 15, 2018, and, accordingly, there is no inclusion of MetaPack’s results prior to our ownership within this Report. Given the absence of MetaPack data in our results prior to our ownership of MetaPack, and the inclusion of segment financial information contained in Note 10 to the Notes to Consolidated Financial Statements contained in this Report, we believe that, as of the filing of this Report, a segment presentation in this Management's Discussion and Analysis of Results of Operations section is not necessary to form an understanding of our overall business. We intend to provide a segment analysis in our future Management's Discussion and Analysis of Results of Operations sections when appropriate to facilitate an understanding of our business.

Business Outlook and Forward-Looking Statements

The following forward-looking statements are accompanied by, and should only be read in conjunction with, the qualifications and limitations described in the forward-looking statements discussion at the beginning of this Item 2 and the risks and other factors set forth in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

As previously disclosed, our agreement with the USPS that provided for Package Incentive Payments to be paid directly to us by the USPS for certain classes of shipping labels terminated on December 31, 2018. In addition, we have recently become aware of potential adverse amendments, renegotiations, changes, or termination of certain contracts between the USPS and certain of our strategic partners who are part of the USPS’s reseller program, and through which we derive material revenues and profits (such potential events, collectively the "Reseller Restructuring"); however there is significant uncertainty as to whether, how and when any Reseller Restructuring may be implemented.
We expect our mailing and shipping revenue to decrease in 2019 compared to 2018 primarily due to the termination on December 31, 2018 of our agreement with the USPS which provided for Package Incentive Payments and the potential Reseller Restructuring, partially offset by an increase due to MetaPack results being included for the full fiscal year in 2019, compared to the period from August 15 through year end in 2018. Our mailing and shipping revenue is also dependent on our ability to increase our sales and marketing spend to acquire new customers and to retain our existing customers. To the extent we are not able to achieve our target increase in spending and acquire or retain customers, this would further negatively impact our 2019 mailing and shipping revenue growth expectations.
Our expectations of mailing and shipping revenue reflect the discontinuation of Package Incentive Payments as well as the uncertainty regarding any potential Reseller Restructuring. As a result, our revenue and operating results will be adversely affected unless we are successful in timely replacing the lost revenue with similar compensation from the USPS or other potential partners. While we have strategies to replace some portion of these revenues with new carrier relationships, these plans are in various stages, and we do not expect any material replacement of such revenues to occur during the 2019 fiscal year. Further, there is no assurance as to when, if or to what extent we may ultimately succeed in implementing such strategies, all of which carry negotiation and execution risks. Unless and until we replace these lost revenues and associated profit margins, our operating results in 2019 and beyond may be materially less than in 2018. See "Risk Factors--Risks Related to our Industry--The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance," "Risk Factors--Risks Related to our Industry--The USPS could modify, discontinue or terminate agreements and other financial compensation arrangements, which would have an adverse effect on our revenue and operating results," "Risk Factors--Risks Related to our Industry--The USPS or our integration partners could cause discounts our customers receive to be diminished or terminated, which would have an adverse effect on our results of operations, reputation and competitiveness," and "Risk Factors--Risks Related to our Industry--Strategic business Partners or carriers could modify or terminate agreements and other financial compensation arrangements, which could materially adversely affect our results of operations and prospects," in our Annual Report on Form 10-K for the fiscal year ended December 1, 2018, filed with the SEC on March 1, 2019.
We expect customized postage revenue to decline in 2019 compared to 2018, due to certain high volume business purchases occurring in 2018, which may not be repeated in 2019. High volume business orders for customized postage can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.

We expect our sales and marketing expenses to be higher in 2019 as compared to 2018 and we expect the percent increase in sales and marketing expense in 2019 to be less than the percent increase in 2018. The increases are as a result of the inclusion of MetaPack, the annualized effect of our headcount investments in 2018, and our plan to increase our investments in headcount resources in 2019 to drive growth. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.
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
We expect our interest and other income (expense), net in 2019 to be approximately similar to 2018 due to higher expected interest rates, partially offset by lower outstanding balances.
We expect our effective tax rate for 2019 to be higher than 2018. The increase in our estimated effective tax rate for 2019 was primarily driven by an increase in projected non-deductible expenses related to executive compensation coupled with a reduction in projected pre-tax book income.
As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion in the beginning of Item 2 of this Report and the risks and other factors set forth in Item 1A of Part II of this Report and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019. Our business has grown through acquisitions during 2014 through 2018; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations. As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.
Critical Accounting Policies and Judgments
Management's discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Judgments" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of March 31, 2019, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $58.8 million.  Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of March 31, 2019, our applicable margin was our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.75%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We do not hold or issue financial instruments for trading purposes. We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Our cash equivalents consist primarily of money market securities and had a weighted average maturity of 16 days and a weighted average interest rate of 2.4% at March 31, 2019. The aggregate value of our cash and cash equivalents was $110.9 million at March 31, 2019. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

Changes in internal controls

As discussed in Note 2 in our Notes to Consolidated Financial Statements, we acquired MetaPack on August 15, 2018. We are in the process of integrating certain processes, systems and controls relating to MetaPack into our existing system of internal control over financial reporting in accordance with our integration plans. Except for the foregoing, during the quarter ended March 31, 2019, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 3 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
January 1, 2019 - January 31, 2019	151,604	$164.45	151,604	$—
February 1, 2019 - February 28, 2019	—	n/a	—	$—
March 1, 2019 - March 31, 2019	83,857	$84.18	83,857	$52,941

On October 24, 2018, the Board of Directors approved a stock repurchase plan that took effect upon expiration of the prior plan on November 11, 2018 and authorized the Company to repurchase up to $90 million of stock over the six months following its effective date. On March 8, 2019, our Board of Directors approved a $60 million share repurchase plan which is scheduled to expire in September 2019. As of May 8, 2019, we had repurchased approximately $24 million under this plan. On May 1, 2019, our Board of Directors adjusted the repurchase parameters of the plan which is now expected to repurchase a further $9 million, between May 9, 2019 and the plan's expiration in September 2019, in addition to the $24 million purchased under the plan prior to such period.
From time to time we withhold shares of our stock to satisfy income tax obligations related to performance-based or restricted equity awards. See Note 1 - "Summary of Significant Accounting Policies-Treasury Stock" in our Notes to Consolidated Financial Statements included elsewhere in this filing.
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

STAMPS.COM INC.
(Registrant)

Date: May 9, 2019	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

Date: May 9, 2019	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer