Form 10-Q
period 2019-06-30
STAMPS.COM INC
filed 2019-08-08
CIK 1082923

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
For the quarterly period ended June 30, 2019

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

(310) 482-5800
(Registrant's Telephone Number, Including Area Code)

________________________________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	STMP	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

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

As of July 31, 2019, there were 17,164,478 shares of the Registrant's Common Stock outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$109,713	$113,757
Accounts receivable, net	70,854	83,595
Current income taxes	127	8,465
Prepaid expenses	17,334	13,072
Other current assets	16,153	10,722
Total current assets	214,181	229,611
Property and equipment, net	34,011	36,337
Goodwill	381,005	381,710
Intangible assets, net	152,304	163,859
Deferred income taxes, net	29,874	29,874
Lease right-of-use assets	17,578	—
Other assets	13,695	11,383
Total assets	$842,648	$852,774
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$107,071	$133,626
Deferred revenue	8,324	7,159
Current portion of debt, net of debt issuance costs	11,485	10,454
Current portion of lease right-of-use liabilities	4,028	—
Total current liabilities	130,908	151,239
Long-term debt, net of debt issuance costs	44,188	50,189
Deferred income taxes, net	18,575	18,665
Long-term portion of lease right-of-use liabilities	14,844	—
Other liabilities	20,505	19,016
Total liabilities	229,020	239,109
Commitments and contingencies (Note 3)
Stockholders' equity:
Common stock, $.001 par value per share; Authorized shares: 47,500 in 2019 and 2018; Issued shares: 33,101 in 2019 and 33,042 in 2018; Outstanding shares: 17,189 in 2019 and 17,662 in 2018	56	56
Additional paid-in capital	1,073,087	1,049,669
Treasury stock, at cost, 15,912 shares in 2019 and 15,380 in 2018	(580,807)	(528,529)
Retained earnings	121,459	91,712
Accumulated other comprehensive income (loss)	(167)	757
Total stockholders' equity	613,628	613,665
Total liabilities and stockholders' equity	$842,648	$852,774

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Service	$127,429	$125,206	$251,336	$246,122
Product	4,785	4,892	10,190	10,571
Insurance	3,431	4,293	6,765	8,661
Customized postage	3,128	5,218	6,485	7,798
Other	—	18	—	40
Total revenues	138,773	139,627	274,776	273,192
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	32,452	22,610	64,687	43,259
Product	1,549	1,480	3,222	3,231
Insurance	—	1,014	—	2,012
Customized postage	2,440	4,338	4,871	6,467
Total cost of revenues	36,441	29,442	72,780	54,969
Gross profit	102,332	110,185	201,996	218,223
Operating expenses:
Sales and marketing	33,242	25,789	66,123	51,537
Research and development	19,130	12,340	36,444	24,413
General and administrative	27,535	25,187	53,763	46,203
Total operating expenses	79,907	63,316	156,330	122,153
Income from operations	22,425	46,869	45,666	96,070
Foreign currency exchange gain (loss), net	(152)	—	(247)	—
Interest expense	(645)	(650)	(1,359)	(1,240)
Interest income and other income, net	52	43	117	92
Income before income taxes	21,680	46,262	44,177	94,922
Income tax expense	7,688	738	14,430	2,354
Net income	$13,992	$45,524	$29,747	$92,568
Net income per share:
Basic	$0.81	$2.53	$1.71	$5.19
Diluted	$0.79	$2.41	$1.66	$4.95
Weighted average shares outstanding:
Basic	17,291	18,015	17,418	17,830
Diluted	17,809	18,906	17,911	18,709

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$13,992	$45,524	$29,747	$92,568
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,886)	—	(920)	—
Unrealized gain (loss) on investments	—	(1)	(4)	—
Comprehensive income	$9,106	$45,523	$28,823	$92,568

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	17,662	$56	$1,049,669	$(528,529)	$91,712	$757	$613,665
Net income	—	—	—	—	15,755	—	15,755
Other comprehensive income (loss)	—	—	—	—	—	3,962	3,962
Issuance of shares for performance-based awards	4	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,857	—	—	—	8,857
Exercise of stock options	29	—	2,381	—	—	—	2,381
Shares issued under the Employee Stock Purchase Plan	13	—	2,100	—	—	—	2,100
Stock repurchase, excluding tax withholding stock repurchase	(235)	—	—	(31,998)	—	—	(31,998)
Tax withholding stock repurchase	(1)	—	—	(93)	—	—	(93)
Balance at March 31, 2019	17,472	56	1,063,007	(560,620)	107,467	4,719	614,629
Net income	—	—	—	—	13,992	—	13,992
Other comprehensive income (loss)	—	—	—	—	—	(4,886)	(4,886)
Stock-based compensation expense	—	—	9,808	—	—	—	9,808
Exercise of stock options	12	—	272	—	—	—	272
Stock repurchase	(295)	—	—	(20,187)	—	—	(20,187)
Balance at June 30, 2019	17,189	$56	$1,073,087	$(580,807)	$121,459	$(167)	$613,628

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2017	17,573	$55	$962,227	$(387,545)	$(76,930)	$6	$497,813
Net income	—	—	—	—	47,044	—	47,044
Other comprehensive income (loss)	—	—	—	—	—	1	1
Issuance of shares for performance-based awards	56	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,548	—	—	—	7,548
Exercise of stock options	380	—	19,632	—	—	—	19,632
Shares issued under the Employee Stock Purchase Plan	15	—	1,981	—	—	—	1,981
Stock repurchase, excluding tax withholding stock repurchase	(120)	—	—	(23,221)	—	—	(23,221)
Tax withholding stock repurchase	(21)	—	—	(4,144)	—	—	(4,144)
Balance at March 31, 2018	17,883	55	991,388	(414,910)	(29,886)	7	546,654
Net income	—	—	—	—	45,524	—	45,524
Other comprehensive income (loss)	—	—	—	—	—	(1)	(1)
Stock-based compensation expense	—	—	9,891	—	—	—	9,891
Exercise of stock options	322	—	21,329	—	—	—	21,329
Stock repurchase	(54)	—	—	(12,811)	—	—	(12,811)
Balance at June 30, 2018	18,151	$55	$1,022,608	$(427,721)	$15,638	$6	$610,586

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$29,747	$92,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,069	10,614
Stock-based compensation expense	18,665	17,439
Deferred income tax expense	—	2,038
Accretion of debt issuance costs	186	186
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	12,733	13,360
Prepaid expenses	(4,773)	(1,456)
Other current assets	(5,439)	(583)
Current income taxes	8,338	(860)
Lease right-of-use assets	1,519	—
Other assets	(2,312)	(1,522)
Deferred revenue	1,192	51
Lease right-of-use liabilities	(1,553)	—
Other liabilities	1,490	1,278
Accounts payable and accrued expenses	(19,538)	3,240
Net cash provided by operating activities	54,324	136,353

Investing activities:
Acquisition of property and equipment	(610)	(1,223)
Net cash used in investing activities	(610)	(1,223)

Financing activities:
Proceeds from short term financing obligations, net of repayments	(5,190)	(664)
Principal payments on term loan	(5,156)	(4,124)
Proceeds from exercise of stock options	2,653	40,962
Issuance of common stock under Employee Stock Purchase Plan	2,100	1,981
Repurchase of common stock	(52,185)	(40,176)
Payments related to tax withholding for share-based compensation	(93)	(4,144)
Net cash used in financing activities	(57,871)	(6,165)
Effect of exchange rate changes	113	—
Net (decrease) increase in cash and cash equivalents	(4,044)	128,965
Cash and cash equivalents at beginning of period	113,757	153,903
Cash and cash equivalents at end of period	$109,713	$282,868

Supplemental information:
Capital expenditures accrued but not paid at period end	$42	$65
Tenant improvement allowance	$—	$600
Cash paid for amounts included in the measurement of lease liabilities included in cash provided by operating activities	$2,239	$—
Lease liabilities arising from obtaining right-of-use assets	$6,785	$—

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

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of June 30, 2019, our results of operations for the three and six months ended June 30, 2019, and our cash flows for the six months ended June 30, 2019.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

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
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $5.5 million of revenue recognized in the six months ended June 30, 2019 was included in the deferred revenue balance at December 31, 2018. Approximately $2.4 million of revenue recognized in the six months ended June 30, 2018 was included in the deferred revenue balance at December 31, 2017.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. As of June 30, 2019, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2019, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis.
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
During the second quarter of 2019, we became aware of potential adverse amendments, renegotiations, changes, or termination of certain contracts between the USPS and certain of our strategic partners who are part of the USPS’s reseller program, and through which we derive material revenues and profits (such potential events, collectively the "Reseller Restructuring"); however there is significant uncertainty as to whether, how and when any Reseller Restructuring may be implemented. As such, an estimate of any future financial impact for accounting purposes cannot be made at this time.
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
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the six months ended June 30, 2019 or June 30, 2018, respectively.

Segment Information

We have organized our operations into two segments: Stamps.com and MetaPack. Please see Note 10 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt, to fund certain Company operations.  Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of June 30, 2019, we had $18.6 million in short-term financing obligations and $49.4 million of unused credit. As of December 31, 2018, we had $23.8 million in short-term financing obligations and $96.7 million of unused credit.

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
Treasury Stock

During the six months ended June 30, 2019 and June 30, 2018, we repurchased approximately 531,000 shares and 174,000 shares for $52.2 million and $36.0 million, respectively. Also, in the first quarter of 2019 and the first quarter of 2018, we withheld 1,039 and 21,076 of shares, respectively, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and the then Chief Technology Officer of ShippingEasy.

Accounting Guidance Adopted in 2019

Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company adopted the new presentation for its consolidated statements of stockholders' equity in the first quarter of 2019.

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

On February 8, 2018, a putative class action complaint was filed against us in a case entitled Juan Lopez and Nicholas Dixon v. Stamps.com, Inc., Case No. 2:18-cv-01101, in the United States District Court for the Central District of California, Western Division, alleging wage and hour claims on behalf of our current and former “non-exempt” hourly call center employees. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. On July 24, 2018, we entered into a preliminary settlement that would resolve this matter for a non-material payment to be distributed to the participating class members. On May 20, 2019, the court granted final approval of the settlement.

On February 28, 2019 and March 13, 2019, two putative class action complaints were filed against us in the United States District Court for the Central District of California, Western Division. Both cases alleged violations of the Securities Exchange Act of 1934 purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and February 21, 2019, and seek class certification, unspecified damages , attorneys' fees and costs. One of the two putative class actions was dismissed without prejudice, and in the other case, styled as Karinski v. Stamps.com, Inc. et al, Case 2:19-cv-01828 (the “Securities Class Action”), the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. Lead plaintiff filed a consolidated complaint on August 5, 2019. We believe that the case is without merit and intend to defend it vigorously. Due to the recent filing date of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On May 16, 2019 and May 21, 2019, two purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Western Division, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seeking unspecified damages, attorneys' fees and costs. The two cases have been consolidated as In re Stamps.com Stockholder Derivative Litigation, Case 2:19-cv-04272 and co-lead plaintiffs and co-lead counsel have been appointed. The Court has entered a stipulation to stay the consolidated derivative case pending the outcome of our anticipated motion to dismiss the Securities Class Action. We believe that the case is without merit and intend to defend it vigorously. Due to the recent filing date of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of June 30, 2019 or December 31, 2018.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Commitments

Our significant contractual obligations and commercial commitments (other than debt commitments) consist of operating lease obligations as of June 30, 2019. Please see Note 11 - “Leases” for additional information.

4.    Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$13,992	$45,524	$29,747	$92,568

Basic - weighted average common shares	17,291	18,015	17,418	17,830
Diluted effect of common stock equivalents	518	891	493	879
Diluted - weighted average common shares	17,809	18,906	17,911	18,709

Earnings per share:
Basic	$0.81	$2.53	$1.71	$5.19
Diluted	$0.79	$2.41	$1.66	$4.95

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive stock options	2,307	67	1,730	81

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Stock-Based Compensation

We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options and RSUs, to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award. Starting in the third quarter of fiscal 2016 through the fourth quarter of fiscal 2018, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition. Starting in the third quarter of fiscal 2018, our stock-based compensation expense included inducement equity awards relating to the MetaPack acquisition as described in Note 2 - "Acquisitions."

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense relating to:
Stock options	$9,447	$9,507	$17,944	$16,698
Employee stock purchases	377	383	770	740
Total stock-based compensation expense	$9,824	$9,890	$18,714	$17,438
Stock-based compensation expense relating to:
Cost of revenues	$555	$730	$1,201	$1,213
Sales and marketing	2,285	1,484	4,339	3,002
Research and development	2,490	1,665	4,794	3,592
General and administrative	4,494	6,011	8,380	9,631
Total stock-based compensation expense	$9,824	$9,890	$18,714	$17,438

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.8%	2.6%	2.1%	2.4%
Expected volatility	79.8%	50.7%	67.2%	50.6%
Expected life (in years)	3.3	3.3	3.3	3.4

6.    Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in business combinations.

The following table summarizes goodwill as of December 31, 2018 and June 30, 2019 (in thousands):

	Stamps.com Segment	MetaPack Segment	Total
Goodwill balance at December 31, 2018	$239,705	$142,005	$381,710
Foreign currency translation	—	(705)	(705)
Goodwill balance at June 30, 2019	$239,705	$141,300	$381,005

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $226.1 million at June 30, 2019 and $226.5 million at December 31, 2018.  Non-amortizable assets of $11.4 million as of both June 30, 2019 and December 31, 2018 consist primarily of the trade name relating to the Endicia acquisition.

The following table summarizes our amortizable intangible assets as of June 30, 2019 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,889	$—	0.0
Customer Relationships	109,956	39,815	70,141	8.1
Technology	80,681	21,314	59,367	9.8
Non-Compete	2,211	1,782	429	1.9
Trademarks and Trade Names	12,924	1,946	10,978	10.3
Total amortizable intangible assets at June 30, 2019	$214,661	$73,746	$140,915	8.9

The following table summarizes our amortizable intangible assets as of December 31, 2018 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,866	$23	0.5
Customer Relationships	110,194	33,299	76,895	8.6
Technology	80,878	17,451	63,427	10.3
Non-Compete	2,211	1,668	543	2.4
Trademarks and Trade Names	12,977	1,395	11,582	10.8
Total amortizable intangible assets at December 31, 2018	$215,149	$62,679	$152,470	9.4

We recorded amortization of intangible assets totaling approximately $5.6 million and $11.1 million for the three and six months ended June 30, 2019, respectively. We recorded amortization of intangible assets totaling approximately $4.0 million and $8.0 million for the three and six months ended June 30, 2018, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of income.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending June 30,	Estimated Amortization Expense
2020	$22,082
2021	21,734
2022	14,285
2023	9,566
2024	9,566
Thereafter	63,682
Total	$140,915

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Income Taxes

Our income tax expense was $7.7 million and $14.4 million for the three and six months ended June 30, 2019, respectively. The income tax expense for the three and six months ended June 30, 2019 was primarily due to (a) our pre-tax income multiplied by an estimated annual effective tax rate, partially offset by (b) discrete tax benefits related to the exercises of stock awards of approximately $0.1 million and $0.5 million, respectively. Our income tax expense was $738,000 and $2.4 million for the three and six months ended June 30, 2018, respectively. The income tax expense for the three and six months ended June 30, 2018 was primarily due to (a) our pre-tax income multiplied by an estimated annual effective tax rate, partially offset by (b) discrete tax benefits related to the exercises of stock awards of approximately $10.2 million and $20.9 million, respectively.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards. As of June 30, 2019 and December 31, 2018, we have recorded a valuation allowance of $1.3 million and $1.2 million, respectively, against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized. We also have recorded a valuation allowance against the activity of certain foreign jurisdictions.

8.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$109,713	$109,713	—	—
Total	$109,713	$109,713	—	—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$113,757	$113,757	—	—
Total	$113,757	$113,757	$—	—

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at June 30, 2019 and December 31, 2018. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At June 30, 2019 and December 31, 2018, we had no material investments.

The following tables summarize our cash and cash equivalents as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$102,982	—	—	$102,982
Money market	6,731	—	—	6,731
Cash and cash equivalents	$109,713	—	—	$109,713

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$107,118	—	—	$107,118
Money market	6,639	—	—	6,639
Cash and cash equivalents	$113,757	—	—	$113,757

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information about segments during the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment revenues
Stamps.com	$126,280	$139,627	$249,184	$273,192
MetaPack	12,493	—	25,592	—
Total revenues	$138,773	$139,627	$274,776	$273,192

Segment income (loss) from operations
Stamps.com	$25,782	$46,869	$51,093	$96,070
MetaPack	(3,357)	—	(5,427)	—
Total income from operations	$22,425	$46,869	$45,666	$96,070

Company's total segment income from operations	$22,425	$46,869	$45,666	$96,070
Foreign currency exchange gain (loss), net	(152)	—	(247)	—
Interest expense	(645)	(650)	(1,359)	(1,240)
Interest income and other income, net	52	43	117	92
Income before income taxes	$21,680	$46,262	$44,177	$94,922

Geographic Data

No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the three months or six months ended June 30, 2019 or June 30, 2018. The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
United States	$126,024	$139,045	$248,724	$272,000
International	12,749	582	26,052	1,192
Total revenues	$138,773	$139,627	$274,776	$273,192

11.    Leases

The Company's material lease contracts are generally for corporate office space. The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2029.

Operating lease cost for the three and six months ended June 30, 2019 was approximately $1.3 million and $2.4 million, respectively. Operating lease cost for the three and six months ended June 30, 2018 was approximately $900,000 and $1.8 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a schedule of maturities of operating lease liabilities as of June 30, 2019 (in thousands):

Twelve Month Period Ending June 30,	Operating Lease Obligations
2020	$4,891
2021	4,968
2022	3,661
2023	3,246
2024	1,940
Thereafter	2,824
Total undiscounted cash flows	21,530
Less amount representing interest	(2,658)
Present value of lease liabilities	$18,872

The table above reflects payments for noncancelable operating leases with initial or remaining terms of one year or more as of June 30, 2019. The table above does not include obligations for leases that have not yet commenced and does not include lease payments that were not fixed at commencement or modification.

As of June 30, 2019, the weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

June 30, 2019
Weighted-average remaining lease term	5.1
Weighted-average discount rate	5.1%

12.    Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, except as described in Note 3 - “Commitments and Contingencies” in our Notes to Consolidated Financial Statements.

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

Please refer to the risk factors under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2018, as well as those (if any) described elsewhere in this Report and in our other public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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

Mailing and Shipping Business References

When we refer to our "mailing and shipping business," we are referring to our mailing and shipping products and services for both our Stamps.com and MetaPack segments, including our USPS and multi-carrier mailing and shipping solutions, mailing and shipping integrations, mailing and shipping supplies stores, and branded insurance offerings. We do not include our customized postage business when we refer to our "mailing and shipping business." When we refer to our "mailing and shipping revenue," we are referring to our service, product, and insurance revenue generated by our mailing and shipping customers. We do not include our customized postage revenue generated by our customized postage business in our "mailing and shipping revenue."
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

For a description of some of the recent and potential future changes to our shipping and mailing business and related risks, see "Risk Factors--Risks Related to our Industry--The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance," "Risk Factors--Risks Related to our Industry--The USPS could modify, discontinue or terminate agreements and other financial compensation arrangements, which would have an adverse effect on our revenue and operating results," "Risk Factors--Risks Related to our Industry--The USPS or our integration partners could cause discounts our customers receive to be diminished or terminated, which would have an adverse effect on our results of operations, reputation and competitiveness," and "Risk Factors--Risks Related to our Industry--Strategic business Partners or carriers could modify or terminate agreements and other financial compensation arrangements, which could materially adversely affect our results of operations and prospects," in our Annual Report on Form 10-K for the fiscal year ended December 1, 2018, filed with the SEC on March 1, 2019.

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
Please see Note 2 - "Acquisitions" in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the three and six months ended June 30, 2019 include MetaPack’s operations. The results of our operations during the three and six months ended June 30, 2018 do not include the operations of MetaPack. Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of MetaPack with those that do not include such operations.

The results of our operations during the three and six months ended June 30, 2018 include service revenues paid directly to us by the USPS for certain classes of shipping labels ("Package Incentive Payments") under an agreement that terminated on December 31, 2018. The results of our operations during the three and six months ended June 30, 2019 do not include any Package Incentive Payments. Accordingly, care should be used in comparing periods that include Package Incentive Payments with those that do not include Package Incentive Payments.

Three and Six Months Ended June 30, 2019 and June 30, 2018

Total revenue decreased 1% to $138.8 million in the three months ended June 30, 2019 from $139.6 million in the three months ended June 30, 2018. Total revenue increased 1% to $274.8 million in the six months ended June 30, 2019 from $273.2 million in the six months ended June 30, 2018. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $135.6 million in the three months ended June 30, 2019, an increase of 1% from $134.4 million in the three months ended June 30, 2018. Mailing and shipping revenue was $268.3 million in the six months ended June 30, 2019, an increase of 1% from $265.4 million in the six months ended June 30, 2018. Customized postage revenue decreased 40% to $3.1 million in the three months ended June 30, 2019 from $5.2 million in the three months ended June 30, 2018. Customized postage revenue decreased 17% to $6.5 million in the six months ended June 30, 2019 from $7.8 million in the six months ended June 30, 2018.

The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2019 and June 30, 2018 and the resulting percentage change (revenue in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Revenues
Service	$127,429	$125,206	1.8%	$251,336	$246,122	2.1%
Product	4,785	4,892	(2.2)%	10,190	10,571	(3.6)%
Insurance	3,431	4,293	(20.1)%	6,765	8,661	(21.9)%
Mailing and shipping revenue	135,645	134,391	0.9%	268,291	265,354	1.1%
Customized postage	3,128	5,218	(40.1)%	6,485	7,798	(16.8)%
Other	—	18	(100.0)%	—	40	(100.0)%
Total revenues	$138,773	$139,627	(0.6)%	$274,776	$273,192	0.6%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average monthly revenue per paid customer (ARPU) as one-third of quarterly mailing and shipping revenue divided by paid customers.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter
2019	736	742
2018	740	737

The following table sets forth the change in paid customers and average monthly revenue per paid customer for our mailing and shipping business (in thousands except average monthly revenue per paid customer and percentage):

	Three Months Ended June 30,
	2019	2018	% Change
Paid customers for the quarter	742	737	0.6%
Average monthly revenue per paid customer	$60.96	$60.79	0.3%
Mailing and shipping revenue	$135,645	$134,391	0.9%

The number of paid customers was approximately flat in the three months ended June 30, 2019 and June 30, 2018 primarily as a result of our strategic shift to focusing on the acquisition of high-volume shipper customers, which are numerically fewer, but generally have a much higher lifetime value.

Our average monthly revenue per paid customer in the three months ended June 30, 2019 was approximately flat compared to the three months ended June 30, 2018. This was primarily due to the revenues in the three months ended June 30, 2019 from MetaPack which we did not have in the comparable period of 2018 and a year-over-year increase in consolidation services revenues, offset by the decrease in revenues in the three months ended June 30, 2019 due to the termination of our agreement with the USPS which provided for Package Incentive Payments in the 2018 period.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Service	$127,429	$125,206	$251,336	$246,122
Product	4,785	4,892	10,190	10,571
Insurance	3,431	4,293	6,765	8,661
Customized postage	3,128	5,218	6,485	7,798
Other	—	18	—	40
Total revenues	$138,773	$139,627	$274,776	$273,192
Revenue as a percentage of total revenues
Service	91.8%	89.7%	91.5%	90.1%
Product	3.4%	3.5%	3.7%	3.9%
Insurance	2.5%	3.1%	2.5%	3.2%
Customized postage	2.3%	3.7%	2.3%	2.8%
Other	0.0%	0.0%	0.0%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

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
Service revenue increased 2% to $127.4 million in the three months ended June 30, 2019 from $125.2 million in the three months ended June 30, 2018. Service revenue increased 2% to $251.3 million in the six months ended June 30, 2019 from $246.1 million in the six months ended June 30, 2018. The increase in service revenue during the three months ended June 30, 2019 was driven by a 1.1% increase in our average monthly service revenue per paid customer (Service Revenue ARPU), and a 0.6% increase in paid customers.

The increase in our Service Revenue ARPU during the three months ended June 30, 2019 was primarily attributable to revenues from MetaPack which we did not have in the comparable period of 2018 and a year-over-year increase in consolidation services revenues, partially offset by the decrease in revenues in the three months ended June 30, 2019 due to the termination of our agreement with the USPS which provided for Package Incentive Payments in the 2018 period.

Product revenue decreased 2% to $4.8 million in the three months ended June 30, 2019 from $4.9 million in the three months ended June 30, 2018. Product revenue decreased 4% to $10.2 million in the six months ended June 30, 2019 from $10.6 million in the six months ended June 30, 2018. Product revenue is primarily driven by label sales, such as NetStamps, which are used for mailing. As our growth has been driven more by shipping than mailing over the recent years, our product revenue has not kept pace with our growth in service revenue.

Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenue represented the amount paid to our insurance providers. Insurance revenue decreased 20% to $3.4 million in the three months ended June 30, 2019 from $4.3 million in the three months ended June 30, 2018. Insurance revenue decreased 22% to $6.8 million in the six months ended June 30, 2019 from $8.7 million in the six months ended June 30, 2018. Our insurance revenue decreased year over year despite the growth in service revenue primarily due to the change to recognizing revenue on the net basis of accounting beginning October 1, 2018 as described above. Additionally, high volume shipper customers often self-insure, so while the high volume shipping business results in higher service fee revenue, it may not result in higher insurance revenue.

Customized postage revenue decreased 40% to $3.1 million in the three months ended June 30, 2019 from $5.2 million in the three months ended June 30, 2018. Customized postage revenue decreased 17% to $6.5 million in the six months ended June 30, 2019 from $7.8 million in the six months ended June 30, 2018. The decreases during the three and six months ended June 30, 2019 were primarily attributable to decreases in high volume customer orders, partially offset by increases in partner sales.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues
Service	32,452	22,610	64,687	43,259
Product	1,549	1,480	3,222	3,231
Insurance	—	1,014	—	2,012
Customized postage	2,440	4,338	4,871	6,467
Total cost of revenues	$36,441	$29,442	$72,780	$54,969
Cost as percentage of associated revenue
Service	25.5%	18.1%	25.7%	17.6%
Product	32.4%	30.3%	31.6%	30.6%
Insurance	—%	23.6%	—%	23.2%
Customized postage	78.0%	83.1%	75.1%	82.9%
Total cost as a percentage of total revenues	26.3%	21.1%	26.5%	20.1%

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
Cost of service revenue increased 44% to $32.5 million in the three months ended June 30, 2019 from $22.6 million in the three months ended June 30, 2018. Cost of service revenue increased 50% to $64.7 million in the six months ended June 30, 2019 from $43.3 million in the six months ended June 30, 2018. Our acquisition of MetaPack resulted in cost of service revenue increasing by $4.5 million and $9.1 million in the three and six months ended June 30, 2019 compared to the 2018 periods. The remaining increase for the three and six months ended June 30, 2019 was primarily attributable to the growth of our consolidation services. Promotional expenses were not material in the three and six months ended June 30, 2019 and June 30, 2018.

Cost of service revenue as a percent of service revenue increased to 25% in the three months ended June 30, 2019 from 18% in the three months ended June 30, 2018. Cost of service revenue as a percent of service revenue increased to 26% in the six months ended June 30, 2019 from 18% in the six months ended June 30, 2018. The increase is primarily attributable to: (i) the relative increase in service revenue from service offerings, such as consolidation services, for which the vendor costs and expenses are included both in revenue and in cost of service revenue; (ii) the decrease in service revenue attributable to the termination of our agreement with the USPS that provided for Package Incentive Payments; and (iii) the acquisition of MetaPack, which has higher cost of service revenue as a percent of service revenue.

Cost of product revenue remained flat at approximately $1.5 million in the three months ended June 30, 2019 and June 30, 2018 and approximately $3.2 million in the six months ended June 30, 2019 and June 30, 2018.

Cost of product revenue as a percent of product revenue was 32% in the three months ended June 30, 2019 and 30% in the three months ended June 30, 2018. Cost of product revenue as a percent of product revenue was 32% in the six months ended June 30, 2019 and 31% in the six months ended June 30, 2018.

The decrease in cost of insurance revenue to zero in both the three and six months ended June 30, 2019 from $1.0 million and $2.0 million in the three and six months ended June 30, 2018, respectively, was due to the change to recognizing revenue on a net basis of accounting beginning October 1, 2018 as described in the previous section. Cost of insurance revenue as a percent of insurance revenue was 24% in the three months ended June 30, 2018 and 23% in the six months ended June 30, 2018.

Cost of customized postage revenue decreased 44% to $2.4 million in the three months ended June 30, 2019 from $4.3 million in the three months ended June 30, 2018. Cost of customized postage revenue decreased 25% to $4.9 million in the six months ended June 30, 2019 from $6.5 million in the six months ended June 30, 2018. The decreases in cost of customized postage revenue during the three and six months ended June 30, 2019 were primarily attributable to the decreases in our customized postage volume as a result of decreases in high volume customer orders, partially offset by increases in partner sales.

Cost of customized postage revenue as a percent of customized postage revenue was 78% in the three months ended June 30, 2019 and 83% in the three months ended June 30, 2018. Cost of customized postage revenue as a percent of customized postage revenue was 75% in the six months ended June 30, 2019 and 83% in the six months ended June 30, 2018. The decreases in cost of customized postage revenue as a percent of customized postage revenue during the three and six months ended June 30, 2019 were primarily due to the relative increases in our customized postage revenue related to partner sales, which have a higher margin than high volume customer orders.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Sales and marketing	$33,242	$25,789	$66,123	$51,537
Research and development	19,130	12,340	36,444	24,413
General and administrative	27,535	25,187	53,763	46,203
Total operating expenses	$79,907	$63,316	$156,330	$122,153
Operating expenses as a percent of total revenues:
Sales and marketing	24.0%	18.5%	24.1%	18.9%
Research and development	13.8%	8.8%	13.3%	8.9%
General and administrative	19.8%	18.0%	19.6%	16.9%
Total operating expenses as a percentage of total revenues	57.6%	45.3%	56.9%	44.7%

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
Sales and marketing expense increased 29% to $33.2 million in the three months ended June 30, 2019 from $25.8 million in the three months ended June 30, 2018. Sales and marketing expense increased 28% to $66.1 million in the six months ended June 30, 2019 from $51.5 million in the six months ended June 30, 2018. The increase during the three months ended June 30, 2019 was primarily attributable to a $4.7 million increase in headcount-related expenses including stock-based compensation and an increase in discretionary and sales volume-based partner marketing spend of $1.9 million. The increase during the six months ended June 30, 2019 was primarily attributable to a $7.8 million increase in headcount-related expenses including stock-based compensation and an increase in discretionary and sales volume-based partner marketing spend of $5.0 million. The increases in headcount-related expenses were primarily attributable to the inclusion of headcount-related expenses for MetaPack employees.

Sales and marketing expense as a percent of total revenue increased to 24% in the three months ended June 30, 2019 from 18% in the three months ended June 30, 2018. Sales and marketing expense as a percent of total revenue increased to 24% in the six months ended June 30, 2019 from 19% in the six months ended June 30, 2018. Sales and marketing expense as a percentage of total revenue increased primarily due to the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments, the acquisition of MetaPack which had higher sales and marketing expense as a percent of total revenue, and the increase in discretionary and sales volume-based partner marketing spend.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.
Research and development expense increased 55% to $19.1 million in the three months ended June 30, 2019 from $12.3 million in the three months ended June 30, 2018. Research and development expense increased 49% to $36.4 million in the six months ended June 30, 2019 from $24.4 million in the six months ended June 30, 2018. The increase during the three months ended June 30, 2019 was primarily attributable to a $4.6 million increase in headcount-related expense including stock-based compensation and a $0.9 million increase in allocated information technology expenses. The increase during the six months ended June 30, 2019 was primarily attributable to a $8.1 million increase in headcount-related expense including stock-based compensation and a $1.9 million increase in allocated information technology expenses. Headcount-related expenses increased primarily due to the acquisition of MetaPack and to hiring to support our expanded product offerings and technology infrastructure investments.

Research and development expense as a percent of total revenue increased to 14% in the three months ended June 30, 2019 from 9% in the three months ended June 30, 2018. Research and development expense as a percent of total revenue increased to 13% in the six months ended June 30, 2019 from 9% in the six months ended June 30, 2018. Research and development expense as a percentage of total revenue increased primarily due to the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments, the acquisition of MetaPack which had higher research and development expense as a percent of total revenue, and the increases in non-MetaPack headcount-related expense including stock-based compensation and allocated information technology expenses.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense increased 9% to $27.5 million in the three months ended June 30, 2019 from $25.2 million in the three months ended June 30, 2018. General and administrative expense increased 16% to $53.8 million in the six months ended June 30, 2019 from $46.2 million in the six months ended June 30, 2018. The increases during the three and six months ended June 30, 2019 were primarily attributable to MetaPack general and administrative expense of $4.3 million and $8.8 million, respectively, partially offset by $1.8 million and $2.7 million decreases, respectively, in non-MetaPack headcount-related expense including stock-based compensation.

General and administrative expense as a percent of total revenue increased to 20% in the three months ended June 30, 2019 from 18% in the three months ended June 30, 2018. General and administrative expense as a percent of total revenue increased to 20% in the six months ended June 30, 2019 from 17% in the six months ended June 30, 2018. General and administrative expense as a percentage of total revenue increased primarily due to the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments and the acquisition of MetaPack which had higher general and administrative expenses as a percent of total revenue, partially offset by the non-MetaPack decrease in headcount-related expense including stock-based compensation.

Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange loss, net of $152,000 in the three months ended June 30, 2019 and $247,000 in the six months ended June 30, 2019 was not material to the consolidated financial statements.
Interest Income and Other Income

Interest income and other income primarily consists of interest income from cash, cash equivalents, and investments. Interest and other income increased to $52,000 in the three months ended June 30, 2019 from $43,000 in the three months ended June 30, 2018. Interest and other income increased to $117,000 in the six months ended June 30, 2019 from $92,000 in the six months ended June 30, 2018. Interest and other income is not material to the consolidated financial statements.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense decreased to $645,000 in the three months ended June 30, 2019 from $650,000 in the three months ended June 30, 2018. Interest expense increased to $1.4 million in the six months ended June 30, 2019 from $1.2 million in the six months ended June 30, 2018. The increase in interest expense in the six months ended June 30, 2019 was primarily attributable to higher interest rates, partially offset by lower outstanding debt balances under our credit facility.

Provision for Income Taxes

Our income tax expense was $7.7 million and $14.4 million for the three and six months ended June 30, 2019, respectively. Our income tax expense was $738,000 and $2.4 million for the three and six months ended June 30, 2018, respectively.

Our effective income tax rate differs from the statutory income tax rate primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards.

See Note 7 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Changes in cash and cash equivalents for the six months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$54,324	$136,353	$(82,029)
Net cash used in investing activities	(610)	(1,223)	613
Net cash used in financing activities	(57,871)	(6,165)	(51,706)
Effect of exchange rate changes	113	—	113
Net (decrease) increase in cash and cash equivalents	$(4,044)	$128,965	$(133,009)

As of June 30, 2019 and December 31, 2018, we had $109.7 million and $113.8 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $54.3 million and $136.4 million during the six months ended June 30, 2019 and June 30, 2018, respectively. The decrease in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: a decrease in net income of $62.8 million and a $22.8 million decrease in cash flows due to a decrease in accounts payable and accrued expenses, partially offset by a $9.2 million increase in cash flows due to a decrease in current income taxes.

Net cash used in investing activities was approximately $610,000 and $1.2 million during the six months ended June 30, 2019 and June 30, 2018, respectively. The decrease in net cash used in investing activities was not material.

Net cash used in financing activities was approximately $57.9 million and $6.2 million during the six months ended June 30, 2019 and June 30, 2018, respectively. The increase in net cash used in financing activities was primarily due to the $38.3 million decrease in proceeds received from exercise of stock options and the $12.0 million increase in stock repurchases.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments), which consist of minimum operating lease payments as of June 30, 2019 (in thousands):

Twelve Month Period Ending June 30,	Operating Lease Obligations
2020	$4,891
2021	4,968
2022	3,661
2023	3,246
2024	1,940
Thereafter	2,824
Total undiscounted cash flows	21,530
Less amount representing interest	(2,658)
Present value of lease liabilities	$18,872

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debt issuance costs for each of the three and six months ended June 30, 2019 and June 30, 2018 was approximately $93,000 and $186,000, respectively. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of June 30, 2019, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.45%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2019, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness; grant liens; repurchase stock; pay dividends; and engage in certain investment, acquisition, and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments. As of June 30, 2019, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.50 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million. As of June 30, 2019, our Consolidated Total Leverage Ratio was 0.27 to 1.00, our Fixed Charge Coverage Ratio was 14.28 to 1.00 and our Liquidity was approximately $192 million, which includes cash and cash equivalent balances, as well as the available balance under the revolving credit facility. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to June 30, 2019 are as follows (in thousands):

Year Ending June 30,	Amount
2020	$11,859
2021	44,344
Thereafter	—
Total debt	56,203

Less: debt issuance costs	530
Total debt, net of debt issuance costs	$55,673

The estimated interest payments related to our debt due subsequent to June 30, 2019 are as follows (in thousands):

Year Ending June 30,	Amount
2020	$1,823
2021	585
Thereafter	—
Total	$2,408

The above estimated interest payments assume an interest rate of 3.45%, which is our interest rate as of June 30, 2019.

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
We expect our sales and marketing expenses to be higher in 2019 as compared to 2018. The increases are as a result of the inclusion of MetaPack, the annualized effect of our headcount investments in 2018, and our plan to increase our investments in headcount resources in 2019 to drive growth. We expect the percent increase in sales and marketing expense in 2019 to be less than the percent increase in 2018. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.
We expect research and development expenses to be higher in 2019 as compared to 2018. The increases are a result of the inclusion of MetaPack, the annualized effect of our headcount investments in 2018, and our plan to increase our investments in headcount resources in 2019 to drive growth. We expect the percent increase in research and development expense in 2019 to be greater than the percent increase in 2018.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of June 30, 2019, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $56.2 million. Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of June 30, 2019, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.45%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We do not hold or issue financial instruments for trading purposes. We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Our cash equivalents consist primarily of money market securities and had a weighted average maturity of 15 days and a weighted average interest rate of 2.2% at June 30, 2019. The aggregate value of our cash and cash equivalents was $109.7 million at June 30, 2019. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

Changes in internal controls

As discussed in Note 2 in our Notes to Consolidated Financial Statements, we acquired MetaPack on August 15, 2018. We are in the process of integrating certain processes, systems and controls relating to MetaPack into our existing system of internal control over financial reporting in accordance with our integration plans. Except for the foregoing, during the quarter ended June 30, 2019, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 3 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 1 of Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on May 10, 2019.

ITEM 1A.    RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
April 1, 2019 - April 30, 2019	160,342	$80.95	160,342	$39,961
May 1, 2019 - May 31, 2019	84,739	$61.36	84,739	$34,762
June 1, 2019 - June 30, 2019	50,476	$39.61	50,476	$32,762

On March 8, 2019, our Board of Directors approved a $60 million share repurchase plan which is scheduled to expire in September 2019. On May 1, 2019, our Board of Directors adjusted the repurchase parameters of the plan such that it was expected to repurchase a further $9 million, between May 9, 2019 and the plan's expiration in September 2019 in addition to the $24 million purchased under the plan prior to such period. On July 29, 2019, our Board of Directors approved further adjustment to the plan to extend its term, which we expect will run into February 2020.
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

Date: August 8, 2019	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

Date: August 8, 2019	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer