Form 10-Q
period 2019-09-30
STAMPS.COM INC
filed 2019-11-12
CIK 1082923

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
For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 17,073,665 shares of the Registrant's Common Stock outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$143,487	$113,757
Accounts receivable, net	66,306	83,595
Current income taxes	—	8,465
Prepaid expenses	18,164	13,072
Other current assets	16,996	10,722
Total current assets	244,953	229,611
Property and equipment, net	33,684	36,337
Goodwill	374,090	381,710
Intangible assets, net	143,998	163,859
Deferred income taxes, net	29,874	29,874
Lease right-of-use assets	18,247	—
Other assets	18,954	11,383
Total assets	$863,800	$852,774
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$125,465	$133,626
Deferred revenue	7,665	7,159
Current portion of debt, net of debt issuance costs	12,001	10,454
Current portion of lease right-of-use liabilities	4,313	—
Total current liabilities	149,444	151,239
Long-term debt, net of debt issuance costs	41,188	50,189
Deferred income taxes, net	14,781	18,665
Long-term portion of lease right-of-use liabilities	15,132	—
Other liabilities	21,009	19,016
Total liabilities	241,554	239,109
Commitments and contingencies (Note 3)
Stockholders' equity:
Common stock, $.001 par value per share; Authorized shares: 47,500 in 2019 and 2018; Issued shares: 33,128 in 2019 and 33,042 in 2018; Outstanding shares: 17,103 in 2019 and 17,662 in 2018	56	56
Additional paid-in capital	1,085,829	1,049,669
Treasury stock, at cost, 16,025 shares in 2019 and 15,380 in 2018	(587,193)	(528,529)
Retained earnings	130,607	91,712
Accumulated other comprehensive income (loss)	(7,053)	757
Total stockholders' equity	622,246	613,665
Total liabilities and stockholders' equity	$863,800	$852,774

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Service	$124,643	$127,810	$375,979	$373,932
Product	5,116	4,705	15,306	15,276
Insurance	3,106	4,023	9,871	12,684
Customized postage	3,307	6,957	9,792	14,755
Other	—	12	—	52
Total revenues	136,172	143,507	410,948	416,699
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	34,040	25,102	98,727	68,361
Product	1,602	1,383	4,824	4,614
Insurance	—	933	—	2,945
Customized postage	2,560	5,706	7,431	12,173
Total cost of revenues	38,202	33,124	110,982	88,093
Gross profit	97,970	110,383	299,966	328,606
Operating expenses:
Sales and marketing	33,058	26,743	99,181	78,280
Research and development	20,281	14,432	56,725	38,845
General and administrative	28,980	24,916	82,743	71,119
Total operating expenses	82,319	66,091	238,649	188,244
Income from operations	15,651	44,292	61,317	140,362
Foreign currency exchange gain (loss), net	(38)	(957)	(285)	(957)
Interest expense	(589)	(668)	(1,948)	(1,908)
Interest income and other income, net	53	83	170	175
Income before income taxes	15,077	42,750	59,254	137,672
Income tax expense	5,929	9,337	20,359	11,691
Net income	$9,148	$33,413	$38,895	$125,981
Net income per share:
Basic	$0.53	$1.84	$2.24	$7.02
Diluted	$0.52	$1.75	$2.19	$6.69
Weighted average shares outstanding:
Basic	17,144	18,161	17,326	17,942
Diluted	17,441	19,046	17,753	18,822

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9,148	$33,413	$38,895	$125,981
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,886)	5,544	(7,806)	5,544
Unrealized gain (loss) on investments	—	(1)	(4)	(1)
Comprehensive income	$2,262	$38,956	$31,085	$131,524

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	17,662	$56	$1,049,669	$(528,529)	$91,712	$757	$613,665
Net income	—	—	—	—	15,755	—	15,755
Other comprehensive income (loss)	—	—	—	—	—	3,962	3,962
Issuance of shares for performance-based awards	4	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,857	—	—	—	8,857
Exercise of stock options	29	—	2,381	—	—	—	2,381
Shares issued under the Employee Stock Purchase Plan	13	—	2,100	—	—	—	2,100
Stock repurchase, excluding tax withholding stock repurchase	(235)	—	—	(31,998)	—	—	(31,998)
Tax withholding stock repurchase	(1)	—	—	(93)	—	—	(93)
Balance at March 31, 2019	17,472	56	1,063,007	(560,620)	107,467	4,719	614,629
Net income	—	—	—	—	13,992	—	13,992
Other comprehensive income (loss)	—	—	—	—	—	(4,886)	(4,886)
Stock-based compensation expense	—	—	9,808	—	—	—	9,808
Exercise of stock options	12	—	272	—	—	—	272
Stock repurchase	(295)	—	—	(20,187)	—	—	(20,187)
Balance at June 30, 2019	17,189	56	1,073,087	(580,807)	121,459	(167)	613,628
Net income	—	—	—	—	9,148	—	9,148
Other comprehensive income (loss)	—	—	—	—	—	(6,886)	(6,886)
Stock-based compensation expense	—	—	11,753	—	—	—	11,753
Exercise of stock options	9	—	272	—	—	—	272
Shares issued under the Employee Stock Purchase Plan	18	—	717	—	—	—	717
Stock repurchase	(113)	—	—	(6,386)	—	—	(6,386)
Balance at September 30, 2019	17,103	$56	$1,085,829	$(587,193)	$130,607	$(7,053)	$622,246

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2017	17,573	$55	$962,227	$(387,545)	$(76,930)	$6	$497,813
Net income	—	—	—	—	47,044	—	47,044
Other comprehensive income (loss)	—	—	—	—	—	1	1
Issuance of shares for performance-based awards	56	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,548	—	—	—	7,548
Exercise of stock options	380	—	19,632	—	—	—	19,632
Shares issued under the Employee Stock Purchase Plan	15	—	1,981	—	—	—	1,981
Stock repurchase, excluding tax withholding stock repurchase	(120)	—	—	(23,221)	—	—	(23,221)
Tax withholding stock repurchase	(21)	—	—	(4,144)	—	—	(4,144)
Balance at March 31, 2018	17,883	55	991,388	(414,910)	(29,886)	7	546,654
Net income	—	—	—	—	45,524	—	45,524
Other comprehensive income (loss)	—	—	—	—	—	(1)	(1)
Stock-based compensation expense	—	—	9,891	—	—	—	9,891
Exercise of stock options	322	—	21,329	—	—	—	21,329
Stock repurchase	(54)	—	—	(12,811)	—	—	(12,811)
Balance at June 30, 2018	18,151	55	1,022,608	(427,721)	15,638	6	610,586
Net income	—	—	—	—	33,413	—	33,413
Other comprehensive income (loss)	—	—	—	—	—	5,543	5,543
Stock-based compensation expense	—	—	8,911	—	—	—	8,911
Exercise of stock options	56	1	4,662	—	—	—	4,663
Shares issued under the Employee Stock Purchase Plan	10	—	1,774	—	—	—	1,774
Stock repurchase	(49)	—	—	(12,248)	—	—	(12,248)
Balance at September 30, 2018	18,168	$56	$1,037,955	$(439,969)	$49,051	$5,549	$652,642

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$38,895	$125,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,149	16,861
Stock-based compensation expense	30,418	26,350
Deferred income tax expense	—	10,929
Accretion of debt issuance costs	280	279
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	17,045	(5,054)
Prepaid expenses	(5,668)	(4,377)
Other current assets	(6,365)	(12,339)
Current income taxes	8,465	(1,373)
Lease right-of-use assets	2,282	—
Other assets	(7,571)	(1,299)
Deferred revenue	590	560
Lease right-of-use liabilities	(2,416)	—
Other liabilities	1,320	2,183
Accounts payable and accrued expenses	2,200	1,363
Net cash provided by operating activities	100,624	160,064

Investing activities:
Acquisition of MetaPack, net of cash acquired	—	(208,500)
Acquisition of property and equipment	(1,749)	(1,587)
Net cash used in investing activities	(1,749)	(210,087)

Financing activities:
Proceeds from short term financing obligations, net of repayments	(8,463)	678
Principal payments on term loan	(7,734)	(6,187)
Payment on revolving credit facility	—	(12,716)
Proceeds from exercise of stock options	2,925	45,625
Issuance of common stock under Employee Stock Purchase Plan	2,817	3,755
Repurchase of common stock	(58,571)	(52,424)
Payments related to tax withholding for share-based compensation	(93)	(4,144)
Net cash used in financing activities	(69,119)	(25,413)
Effect of exchange rate changes	(26)	(203)
Net increase (decrease) in cash and cash equivalents	29,730	(75,639)
Cash and cash equivalents at beginning of period	113,757	153,903
Cash and cash equivalents at end of period	$143,487	$78,264

Supplemental information:
Capital expenditures accrued but not paid at period end	$123	$13
Tenant improvement allowance	$—	$600
Cash paid for amounts included in the measurement of lease liabilities included in cash provided by operating activities	$3,530	$—
Lease liabilities arising from obtaining right-of-use assets	$8,649	$—

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

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of September 30, 2019, our results of operations for the three and nine months ended September 30, 2019, and our cash flows for the nine months ended September 30, 2019.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingencies and Litigation

In the ordinary course of business, we are subject to various litigation matters as a claimant and a defendant. We record any amounts recovered in these matters when received. We establish loss provisions for claims against us when the loss is both probable and can be reasonably estimated.  If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable.
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $6.0 million of revenue recognized in the nine months ended September 30, 2019 was included in the deferred revenue balance at December 31, 2018. Approximately $2.6 million of revenue recognized in the nine months ended September 30, 2018 was included in the deferred revenue balance at December 31, 2017.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. As of September 30, 2019, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of September 30, 2019, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis.
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

Operating leases are included in lease right-of-use assets, current portion of lease right-of-use liabilities, and long-term portion of lease right-of-use liabilities on our consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term in income from operations on our consolidated statements of income.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Service revenue is recognized over time for each month that customers have access to our platform or at a point in time when assets are transferred to the customer. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform, in which case revenue is earned over the period of time that the customers have access to the platform which is typically month-to-month; (2) we have been, and in the future potentially could be, compensated directly by the USPS and/or other carriers for shipping labels printed that meet certain requirements, in which case revenue is earned over time, which is typically in the same month that the relevant labels are printed; (3) we may earn revenue from customers that have access to our platform when they purchase postage or print shipping labels, in which case revenue is earned at the point in time we transfer an asset to the customer and have a present right of payment for the asset transferred; (4) we may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners, in which case revenue is earned at a point in time, which is typically when the customer purchases postage or prints a shipping label; and (5) we may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners, in which case revenue is recognized at a point in time, which is when we have fulfilled our performance obligations.
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
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the nine months ended September 30, 2019 or September 30, 2018, respectively.

Segment Information

We have organized our operations into two segments: Stamps.com and MetaPack. Please see Note 10 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt, to fund certain Company operations.  Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of September 30, 2019, we had $15.3 million in short-term financing obligations and $52.7 million of unused credit. As of December 31, 2018, we had $23.8 million in short-term financing obligations and $96.7 million of unused credit.

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
Treasury Stock

During the nine months ended September 30, 2019 and September 30, 2018, we repurchased approximately 644,000 shares and 223,000 shares for $58.6 million and $48.3 million, respectively. Also, in the first quarter of 2019 and the first quarter of 2018, we withheld 1,039 and 21,076 of shares, respectively, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and the then Chief Technology Officer of ShippingEasy.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The adoption of the new standard on January 1, 2019 resulted in recording operating lease ROU assets and operating lease liabilities of approximately $11.8 million and $13.6 million, respectively. The adoption did not impact our beginning retained earnings, or our prior year consolidated statements of income and statements of cash flows.

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

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, a standard that replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. The guidance will become effective for the Company on January 1, 2020 using a modified retrospective approach with early adoption permitted. We are evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

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
The final purchase price of MetaPack has been allocated as follows to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values based on the August 15, 2018 GBP to USD exchange rate (in thousands, except years):

	Fair Value	Fair Value	Useful Life (In Years)	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$9,186
Trade accounts receivable	9,767
Other current assets	2,776
Property and equipment	1,039
Goodwill	138,956
Identifiable intangible assets:
Trade names		$10,936	12
Developed technology		40,691	16
Customer relationships		49,211	16
Total identifiable intangible assets	100,838			16
Accounts payable and accrued expenses	(13,519)
Deferred revenue	(1,145)
Revolving credit facility	(12,716)
Deferred income tax liability	(15,963)
Other liabilities	(1,533)
Total purchase consideration	$217,686

The fair value of the assets acquired and liabilities assumed were determined using income, cost and market participant approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The identified intangible assets consist of trade names, developed technology, and customer relationships. The estimated fair values of the trade names and developed technology were determined using the “relief from royalty” method. The estimated fair value of customer relationships was determined using the “excess earnings” method. The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. Based on the August 15, 2018 exchange rate, we expect the amortization of acquired intangibles will be approximately $1.6 million per quarter for the remaining estimated useful lives.

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
(Unaudited)

We incurred approximately $2.5 million in transaction costs included in general and administrative expense and $1.0 million of nonrecurring foreign currency exchange loss directly related to the acquisition during the year ended December 31, 2018.

During the quarter ended September 30, 2019, the Company identified additional information about facts and circumstances that existed as of the date of the acquisition. As a result, the Company adjusted the value of current and deferred income taxes and other income tax related liabilities. The net effect of these changes, in addition to other immaterial adjustments, resulted in a corresponding decrease to goodwill of $2.5 million based on the August 15, 2018 exchange rate. These adjustments are reflected in the table above.

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

On February 28, 2019 and March 13, 2019, two putative class action complaints were filed against us in the United States District Court for the Central District of California, Western Division. Both cases alleged violations of the Securities Exchange Act of 1934 purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and February 21, 2019, and seek class certification, unspecified damages, attorneys' fees and costs. One of the two putative class actions was dismissed without prejudice, and in the other case, styled as Karinski v. Stamps.com, Inc. et al, Case 2:19-cv-01828 (the “Securities Class Action”), the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. Lead plaintiff filed a consolidated complaint in August 2019, and we filed a motion to dismiss in October 2019. We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On May 16, 2019 and May 21, 2019, two purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Western Division, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seeking unspecified damages, attorneys' fees and costs. The two cases have been consolidated as In re Stamps.com Stockholder Derivative Litigation, Case 2:19-cv-04272 and co-lead plaintiffs and co-lead counsel have been appointed. The Court has entered a stipulation to stay the consolidated derivative case pending the outcome of our anticipated motion to dismiss the Securities Class Action. We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On August 19, 2019, a purported shareholder derivative suit was filed against us in a case titled City of Cambridge Retirement System v. Kenneth T. McBride, et al, Case No. 2019-0658-AGB, in the Delaware Court of Chancery, alleging breaches of fiduciary duties by officers and/or directors, insider trading, waste of corporate assets, and unjust enrichment. We filed a motion to dismiss in October 2019.  We believe that the case is without merit and intend to defend this case vigorously. Due to the recent filing date of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 3, 2019, a purported shareholder derivative suit was filed against us in a case titled Harvey v. Kenneth T. McBride, et al, Case No. 1:19-cv-01861-CFC, in the United States District Court for the District of Delaware, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, waste of corporate assets, and violations of the Securities Exchange Act of 1934. The Court has entered a stipulation to stay the derivative case pending the outcome of the derivative lawsuit pending in the Delaware Court of Chancery. We believe that the case is without merit and intend to defend this case vigorously. Due to the recent filing date of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of September 30, 2019 or December 31, 2018.

Although management at present believes that the ultimate outcome of the various proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. An unfavorable outcome for an amount in excess of management's present expectations may result in a material adverse impact on our business, results of operations, financial position, and overall trends.

Commitments

Our significant contractual obligations and commercial commitments (other than debt commitments) consist of operating lease obligations as of September 30, 2019. Please see Note 11 - “Leases” for additional information.

4.    Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9,148	$33,413	$38,895	$125,981

Basic - weighted average common shares	17,144	18,161	17,326	17,942
Diluted effect of common stock equivalents	297	885	427	880
Diluted - weighted average common shares	17,441	19,046	17,753	18,822

Earnings per share:
Basic	$0.53	$1.84	$2.24	$7.02
Diluted	$0.52	$1.75	$2.19	$6.69

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive stock options	2,254	143	1,905	102

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense relating to:
Stock options	$11,184	$8,500	$29,128	$25,198
Employee stock purchases	569	411	1,339	1,151
Total stock-based compensation expense	$11,753	$8,911	$30,467	$26,349
Stock-based compensation expense relating to:
Cost of revenues	$856	$785	$2,057	$1,998
Sales and marketing	2,692	1,816	7,031	4,818
Research and development	2,874	2,001	7,668	5,593
General and administrative	5,331	4,309	13,711	13,940
Total stock-based compensation expense	$11,753	$8,911	$30,467	$26,349

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.6%	2.7%	2.0%	2.5%
Expected volatility	79.3%	49.8%	71.3%	50.3%
Expected life (in years)	3.3	3.3	3.3	3.3

6.    Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in business combinations.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes goodwill as of December 31, 2018 and September 30, 2019 (in thousands):

	Stamps.com Segment	MetaPack Segment	Total
Goodwill balance at December 31, 2018	$239,705	$142,005	$381,710
Measurement period adjustments (see Note 2 - "Acquisitions")	—	(2,512)	(2,512)
Foreign currency translation	—	(5,108)	(5,108)
Goodwill balance at September 30, 2019	$239,705	$134,385	$374,090

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $223.1 million at September 30, 2019 and $226.5 million at December 31, 2018.  Non-amortizable assets of $11.4 million as of both September 30, 2019 and December 31, 2018 consist primarily of the trade name relating to the Endicia acquisition.

The following table summarizes our amortizable intangible assets as of September 30, 2019 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,889	$—	0.0
Customer Relationships	108,493	42,973	65,520	7.7
Technology	79,470	23,163	56,307	9.5
Non-Compete	2,211	1,835	376	1.8
Trademarks and Trade Names	12,599	2,193	10,406	10.1
Total amortizable intangible assets at September 30, 2019	$211,662	$79,053	$132,609	8.5

The following table summarizes our amortizable intangible assets as of December 31, 2018 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,866	$23	0.5
Customer Relationships	110,194	33,299	76,895	8.6
Technology	80,878	17,451	63,427	10.3
Non-Compete	2,211	1,668	543	2.4
Trademarks and Trade Names	12,977	1,395	11,582	10.8
Total amortizable intangible assets at December 31, 2018	$215,149	$62,679	$152,470	9.4

We recorded amortization of intangible assets totaling approximately $5.5 million and $16.7 million for the three and nine months ended September 30, 2019, respectively. We recorded amortization of intangible assets totaling approximately $4.8 million and $12.8 million for the three and nine months ended September 30, 2018, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of income.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending September 30,	Estimated Amortization Expense
2020	$21,853
2021	20,730
2022	11,807
2023	9,372
2024	9,331
Thereafter	59,516
Total	$132,609

7.    Income Taxes

Our income tax expense was $5.9 million and $20.4 million for the three and nine months ended September 30, 2019, respectively. Our income tax expense was $9.3 million and $11.7 million for the three and nine months ended September 30, 2018, respectively. Income taxes expected at the U.S. federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards.

As of September 30, 2019 and December 31, 2018, we have recorded a valuation allowance of $1.4 million and $1.2 million, respectively, against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized. We also have recorded a valuation allowance against the activity of certain foreign jurisdictions.

8.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$143,487	$143,487	—	—
Total	$143,487	$143,487	—	—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$113,757	$113,757	—	—
Total	$113,757	$113,757	$—	—

9.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at September 30, 2019 and December 31, 2018. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At September 30, 2019 and December 31, 2018, we had no material investments.

The following tables summarize our cash and cash equivalents as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$136,717	—	—	$136,717
Money market	6,770	—	—	6,770
Cash and cash equivalents	$143,487	—	—	$143,487

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$107,118	—	—	$107,118
Money market	6,639	—	—	6,639
Cash and cash equivalents	$113,757	—	—	$113,757

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Stamps.com segment derives revenue from external customers from offering mailing and shipping labels online and shipping software solutions to consumers, small businesses, e-commerce shippers, enterprise mailers, and high volume shippers. The Stamps.com reportable segment includes the results of brand names Stamps.com, Endicia, ShippingEasy, ShipStation, and ShipWorks. Stamps.com's customers are primarily located in the US.
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
In 2019, the Company allocated share-based compensation expense to the Stamps.com and MetaPack segments. Previously, share-based compensation expense was allocated to the Stamps.com segment only. Amounts in prior periods have been reclassified to conform with current period presentation.
Information about segments during the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment revenues
Stamps.com	$123,494	$138,270	$372,678	$411,462
MetaPack	12,678	5,237	38,270	5,237
Total revenues	$136,172	$143,507	$410,948	$416,699

Segment income (loss) from operations
Stamps.com	$19,000	$46,503	$70,226	$142,573
MetaPack	(3,349)	(2,211)	(8,909)	(2,211)
Total income from operations	$15,651	$44,292	$61,317	$140,362

Company's total segment income from operations	$15,651	$44,292	$61,317	$140,362
Foreign currency exchange gain (loss), net	(38)	(957)	(285)	(957)
Interest expense	(589)	(668)	(1,948)	(1,908)
Interest income and other income, net	53	83	170	175
Income before income taxes	$15,077	$42,750	$59,254	$137,672

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic Data

No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the three and nine months ended September 30, 2019 or September 30, 2018. The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
United States	$123,247	$137,853	$371,971	$409,853
International	12,925	5,654	38,977	6,846
Total revenues	$136,172	$143,507	$410,948	$416,699

11.    Leases

The Company's material lease contracts are generally for corporate office space. The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2029.

Operating lease cost for the three and nine months ended September 30, 2019 was approximately $1.2 million and $3.6 million, respectively. Operating lease cost for the three and nine months ended September 30, 2018 was approximately $1.2 million and $3.0 million, respectively.

The following table is a schedule of maturities of operating lease liabilities as of September 30, 2019 (in thousands):

Twelve Month Period Ending September 30,	Operating Lease Obligations
2020	$5,162
2021	5,109
2022	3,970
2023	3,655
2024	1,449
Thereafter	2,621
Total undiscounted cash flows	21,966
Less amount representing interest	(2,521)
Present value of lease liabilities	$19,445

The table above reflects payments for noncancelable operating leases with initial or remaining terms of one year or more as of September 30, 2019. The table above does not include obligations for leases that have not yet commenced and does not include lease payments that were not fixed at commencement or modification.

As of September 30, 2019, the weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

September 30, 2019
Weighted-average remaining lease term	4.9
Weighted-average discount rate	4.9%

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described in Note 3 - “Commitments and Contingencies” in our Notes to Consolidated Financial Statements.

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

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States (U.S.) and Europe. Under the Stamps.com and Endicia® brands, we offer United States Postal Service (USPS) solutions to mail and ship a variety of mail pieces and packages through the USPS and are in the process of preparing to offer non-USPS carrier shipping solutions. Customers using our solutions can receive discounted postage rates compared to USPS.com and USPS retail locations on certain mail pieces such as First Class letters and domestic and international Priority Mail® and Priority Mail Express® packages.  Stamps.com was the first ever USPS-approved PC Postage vendor to offer a software only mailing and shipping solution in 1999. Endicia became a USPS-approved PC Postage vendor in 2000. Under the MetaPackTM, ShippingEasy®, ShipStation®, and ShipWorks® brands, customers use our multi-carrier solutions to ship packages through multiple carriers such as Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and others. Our customers include individuals, small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers, and warehouse shippers.

Mailing and Shipping Business References

When we refer to our "mailing and shipping business," we are referring to our mailing and shipping products and services for both our Stamps.com and MetaPack segments, including our mailing and shipping technology solutions, mailing and shipping integrations, mailing and shipping supplies stores, and branded insurance offerings. We do not include our customized postage business when we refer to our "mailing and shipping business." When we refer to our "mailing and shipping revenue," we are referring to our service, product, and insurance revenue generated by our mailing and shipping business. We do not include our customized postage revenue generated by our customized postage business in our "mailing and shipping revenue."
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

Our mailing and shipping solutions incorporate address verification technology that verifies each destination address for mail or packages sent using our solutions against a database of all known addresses in the United States. Our mailing and shipping solutions are also integrated with common small business and productivity software applications such as word processing, contact and address management, and accounting and financial applications. Our shipping solutions feature integrations with hundreds of partners including popular shipping management products, shopping carts, online marketplaces, and other e-commerce solutions.

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

Multi-Carrier Shipping Solutions

We offer multi-carrier shipping solutions through our MetaPack, ShippingEasy, ShipStation, and ShipWorks brands and are in the process of preparing to offer non-USPS carrier shipping solutions through our Stamps.com and Endicia brands. MetaPack, ShippingEasy, ShipStation, and ShipWorks offer leading multi-carrier solutions for shippers including e-commerce merchants, online retailers, warehouses, fulfillment houses, large retailers, and other types of shippers that use multiple carriers such as Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and many others.
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
Mailing and Shipping Integrations

As part of our mailing and shipping services, we offer back-end integration solutions where we provide the technology to print mailing and shipping labels for transactions to partners who manage the front-end users. Our solutions integrate directly into many e-commerce platforms, allowing web store managers to completely automate their order fulfillment process by processing, managing, and shipping orders from virtually any e-commerce source through a single interface without manual data entry. Managers can retrieve order data and print complete shipping labels for all types of packages.

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

In addition, we have hundreds of integrations through our various brands with partners and carriers, including marketplaces, shopping carts, and e-commerce platforms as part of their multi-carrier shipping solutions.  Integrations with partners include Amazon, BigCommerce, ChannelAdvisor, eBay, Magento, PayPal, Shopify, Volusion, Yahoo! Stores, and many others. Carrier integrations include Canada Post, DHL, FedEx, Royal Mail, UPS, USPS, and many others.

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

Branded Insurance
We offer branded package insurance to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to the post office or the need to complete any special forms. Our branded insurance is offered by certain brands including Stamps.com, Endicia, ShippingEasy, ShipStation, and ShipWorks as part of their USPS and multi-carrier solutions. Our branded insurance is provided by our insurance providers.

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
Please see Note 2 - "Acquisitions" in our Notes to Consolidated Financial Statements for further description.

Results of Operations

The results of our operations during the three and nine months ended September 30, 2019 include MetaPack’s operations. The results of our operations during the three and nine months ended September 30, 2018 include MetaPack’s operations beginning on the August 15, 2018 acquisition date. Please see Note 2 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of MetaPack with those that do not include such operations.

The results of our operations during the three and nine months ended September 30, 2018 include service revenues paid directly to us by the USPS for certain classes of shipping labels ("Package Incentive Payments") under an agreement that terminated on December 31, 2018. The results of our operations during the three and nine months ended September 30, 2019 do not include any Package Incentive Payments. Accordingly, care should be used in comparing periods that include Package Incentive Payments with those that do not include Package Incentive Payments.

Three and Nine Months Ended September 30, 2019 and September 30, 2018

Total revenue decreased 5% to $136.2 million in the three months ended September 30, 2019 from $143.5 million in the three months ended September 30, 2018. Total revenue decreased 1% to $410.9 million in the nine months ended September 30, 2019 from $416.7 million in the nine months ended September 30, 2018. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $132.9 million in the three months ended September 30, 2019, a decrease of 3% from $136.5 million in the three months ended September 30, 2018. Mailing and shipping revenue was $401.2 million in the nine months ended September 30, 2019, a decrease of 0% from $401.9 million in the nine months ended September 30, 2018. Customized postage revenue decreased 52% to $3.3 million in the three months ended September 30, 2019 from $7.0 million in the three months ended September 30, 2018. Customized postage revenue decreased 34% to $9.8 million in the nine months ended September 30, 2019 from $14.8 million in the nine months ended September 30, 2018.

The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2019 and September 30, 2018 and the resulting percentage change (revenue in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Revenues
Service	$124,643	$127,810	(2.5)%	$375,979	$373,932	0.5%
Product	5,116	4,705	8.7%	15,306	15,276	0.2%
Insurance	3,106	4,023	(22.8)%	9,871	12,684	(22.2)%
Mailing and shipping revenue	132,865	136,538	(2.7)%	401,156	401,892	(0.2)%
Customized postage	3,307	6,957	(52.5)%	9,792	14,755	(33.6)%
Other	—	12	(100.0)%	—	52	(100.0)%
Total revenues	$136,172	$143,507	(5.1)%	$410,948	$416,699	(1.4)%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average monthly revenue per paid customer (ARPU) as one-third of quarterly mailing and shipping revenue divided by paid customers.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter
2019	736	742	743
2018	740	737	732

The following table sets forth the change in paid customers and average monthly revenue per paid customer for our mailing and shipping business (in thousands except average monthly revenue per paid customer and percentage):

	Three Months Ended September 30,
	2019	2018	% Change
Paid customers for the quarter	743	732	1.5%
Average monthly revenue per paid customer	$59.60	$62.14	(4.1)%
Mailing and shipping revenue	$132,865	$136,538	(2.7)%

The number of paid customers increased by 1.5% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of our customer acquisition efforts.

Our average monthly revenue per paid customer decreased by 4.1% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This was primarily attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments in the 2018 period, partially offset by revenues from MetaPack which did not have a full quarter of revenue in the comparable period of 2018 and a year-over-year increase in consolidation services revenues.

Revenue by Product

The following table shows our components of revenue and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Service	$124,643	$127,810	$375,979	$373,932
Product	5,116	4,705	15,306	15,276
Insurance	3,106	4,023	9,871	12,684
Customized postage	3,307	6,957	9,792	14,755
Other	—	12	—	52
Total revenues	$136,172	$143,507	$410,948	$416,699
Revenue as a percentage of total revenues
Service	91.5%	89.1%	91.5%	89.7%
Product	3.8%	3.3%	3.7%	3.7%
Insurance	2.3%	2.8%	2.4%	3.1%
Customized postage	2.4%	4.8%	2.4%	3.5%
Other	0.0%	0.0%	0.0%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

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
Service revenue is recognized over time for each month that customers have access to our platform or at a point in time when assets are transferred to the customer. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform, in which case revenue is earned over the period of time that the customers have access to the platform which is typically month-to-month; (2) we have been, and in the future potentially could be, compensated directly by the USPS and/or other carriers for shipping labels printed that meet certain requirements, in which case revenue is earned over time, which is typically in the same month that the relevant labels are printed; (3) we may earn revenue from customers that have access to our platform when they purchase postage or print shipping labels, in which case revenue is earned at the point in time we transfer an asset to the customer and have a present right of payment for the asset transferred; (4) we may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners, in which case revenue is earned at a point in time, which is typically when the customer purchases postage or prints a shipping label; and (5) we may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners, in which case revenue is recognized at a point in time, which is when we have fulfilled our performance obligations.
Service revenue decreased 2% to $124.6 million in the three months ended September 30, 2019 from $127.8 million in the three months ended September 30, 2018. Service revenue increased 1% to $376.0 million in the nine months ended September 30, 2019 from $373.9 million in the nine months ended September 30, 2018. The decrease in service revenue during the three months ended September 30, 2019 was driven by a 3.9% decrease in our average monthly service revenue per paid customer (Service Revenue ARPU), partially offset by a 1.5% increase in paid customers.

The decrease in our Service Revenue ARPU during the three months ended September 30, 2019 was primarily attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments in the 2018 period, partially offset by revenues from MetaPack which did not have a full quarter of revenue in the comparable period of 2018 and a year-over-year increase in consolidation services revenues.

Product revenue increased 9% to $5.1 million in the three months ended September 30, 2019 from $4.7 million in the three months ended September 30, 2018. Product revenue was $15.3 million in the nine month periods ended September 30, 2019 and September 30, 2018. Product revenue is primarily driven by label sales, such as NetStamps, which are used for mailing. The increases in product revenue in the three and nine month periods ended September 30, 2019 were not material to the consolidated financial statements.

Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenue represented the amount paid to our insurance providers. Insurance revenue decreased 23% to $3.1 million in the three months ended September 30, 2019 from $4.0 million in the three months ended September 30, 2018. Insurance revenue decreased 22% to $9.9 million in the nine months ended September 30, 2019 from $12.7 million in the nine months ended September 30, 2018. Our insurance revenue decreased year-over-year primarily due to the change to recognizing revenue on the net basis of accounting beginning October 1, 2018 as described above.

Customized postage revenue decreased 52% to $3.3 million in the three months ended September 30, 2019 from $7.0 million in the three months ended September 30, 2018. Customized postage revenue decreased 34% to $9.8 million in the nine months ended September 30, 2019 from $14.8 million in the nine months ended September 30, 2018. The decreases in customized postage revenue during the three and nine months ended September 30, 2019 were primarily attributable to decreases in high volume customer orders.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues
Service	$34,040	$25,102	$98,727	$68,361
Product	1,602	1,383	4,824	4,614
Insurance	—	933	—	2,945
Customized postage	2,560	5,706	7,431	12,173
Total cost of revenues	$38,202	$33,124	$110,982	$88,093
Cost as percentage of associated revenue
Service	27.3%	19.6%	26.3%	18.3%
Product	31.3%	29.4%	31.5%	30.2%
Insurance	—%	23.2%	—%	23.2%
Customized postage	77.4%	82.0%	75.9%	82.5%
Total cost as a percentage of total revenues	28.1%	23.1%	27.0%	21.1%

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
Cost of service revenue increased 36% to $34.0 million in the three months ended September 30, 2019 from $25.1 million in the three months ended September 30, 2018. Cost of service revenue increased 44% to $98.7 million in the nine months ended September 30, 2019 from $68.4 million in the nine months ended September 30, 2018. Our acquisition of MetaPack resulted in cost of service revenue increasing by $2.4 million and $11.5 million in the three and nine months ended September 30, 2019 compared to the 2018 periods. The remaining increase for the three and nine months ended September 30, 2019 was primarily attributable to the growth of our consolidation services. Promotional expenses were not material in the three and nine months ended September 30, 2019 and September 30, 2018.

Cost of service revenue as a percent of service revenue increased to 27% in the three months ended September 30, 2019 from 20% in the three months ended September 30, 2018. Cost of service revenue as a percent of service revenue increased to 26% in the nine months ended September 30, 2019 from 18% in the nine months ended September 30, 2018. The increase is primarily attributable to: (i) the relative increase in consolidation services revenue, which has a lower margin; (ii) the decrease in service revenue attributable to the termination of our agreement with the USPS that provided for Package Incentive Payments; and (iii) the acquisition of MetaPack, which has a lower margin.

Cost of product revenue increased 16% to $1.6 million in the three months ended September 30, 2019 from $1.4 million in the three months ended September 30, 2018. Cost of product revenue increased 5% to $4.8 million in the nine months ended September 30, 2019 from $4.6 million in the nine months ended September 30, 2018. The increases in cost of product revenue in the three and nine month periods ended September 30, 2019 were not material to the consolidated financial statements.

Cost of product revenue as a percent of product revenue was 31% in the three months ended September 30, 2019 and 29% in the three months ended September 30, 2018. Cost of product revenue as a percent of product revenue was 32% in the nine months ended September 30, 2019 and 30% in the nine months ended September 30, 2018. The increases in cost of product revenue in the three and nine month periods ended September 30, 2019 were not material to the consolidated financial statements.

The decrease in cost of insurance revenue to zero in both the three and nine months ended September 30, 2019 from $933,000 and $2.9 million in the three and nine months ended September 30, 2018, respectively, was due to the change to recognizing revenue on a net basis of accounting beginning October 1, 2018 as described in the previous section. Cost of insurance revenue as a percent of insurance revenue was 23% in the three months ended September 30, 2018 and 23% in the nine months ended September 30, 2018.

Cost of customized postage revenue decreased 55% to $2.6 million in the three months ended September 30, 2019 from $5.7 million in the three months ended September 30, 2018. Cost of customized postage revenue decreased 39% to $7.4 million in the nine months ended September 30, 2019 from $12.2 million in the nine months ended September 30, 2018. The decreases in cost of customized postage revenue during the three and nine months ended September 30, 2019 were primarily attributable to the decreases in our customized postage volume as a result of decreases in high volume customer orders.

Cost of customized postage revenue as a percent of customized postage revenue was 77% in the three months ended September 30, 2019 and 82% in the three months ended September 30, 2018. Cost of customized postage revenue as a percent of customized postage revenue was 76% in the nine months ended September 30, 2019 and 83% in the nine months ended September 30, 2018. The decreases in cost of customized postage revenue as a percent of customized postage revenue during the three and nine months ended September 30, 2019 were primarily due to the relative decreases in high volume customer orders.

Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Sales and marketing	$33,058	$26,743	$99,181	$78,280
Research and development	20,281	14,432	56,725	38,845
General and administrative	28,980	24,916	82,743	71,119
Total operating expenses	$82,319	$66,091	$238,649	$188,244
Operating expenses as a percent of total revenues:
Sales and marketing	24.3%	18.6%	24.1%	18.8%
Research and development	14.9%	10.1%	13.8%	9.3%
General and administrative	21.3%	17.4%	20.1%	17.1%
Total operating expenses as a percentage of total revenues	60.5%	46.1%	58.1%	45.2%

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
Sales and marketing expense increased 24% to $33.1 million in the three months ended September 30, 2019 from $26.7 million in the three months ended September 30, 2018. Sales and marketing expense increased 27% to $99.2 million in the nine months ended September 30, 2019 from $78.3 million in the nine months ended September 30, 2018. The increase during the three months ended September 30, 2019 was primarily attributable to a $2.8 million increase in headcount-related expenses including stock-based compensation and an increase in discretionary and sales volume-based partner marketing spend of $2.9 million. The increase during the nine months ended September 30, 2019 was primarily attributable to a $10.6 million increase in headcount-related expenses including stock-based compensation and an increase in discretionary and sales volume-based partner marketing spend of $7.9 million. Headcount-related expenses increased primarily due to the acquisition of Metapack and to hiring outside of MetaPack.

Sales and marketing expense as a percent of total revenue increased to 24% in the three months ended September 30, 2019 from 19% in the three months ended September 30, 2018. Sales and marketing expense as a percent of total revenue increased to 24% in the nine months ended September 30, 2019 from 19% in the nine months ended September 30, 2018. Sales and marketing expense as a percentage of total revenue increased primarily due to the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments, the increase in non-MetaPack discretionary and sales volume-based partner marketing spend, and the increase in non-MetaPack headcount-related expenses including stock-based compensation, partially offset by the increase in consolidation services revenue.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.
Research and development expense increased 41% to $20.3 million in the three months ended September 30, 2019 from $14.4 million in the three months ended September 30, 2018. Research and development expense increased 46% to $56.7 million in the nine months ended September 30, 2019 from $38.8 million in the nine months ended September 30, 2018. The increase during the three months ended September 30, 2019 was primarily attributable to a $3.9 million increase in headcount-related expense including stock-based compensation and a $0.7 million increase in allocated information technology expenses. The increase during the nine months ended September 30, 2019 was primarily attributable to a $12.0 million increase in headcount-related expense including stock-based compensation and a $2.6 million increase in allocated information technology expenses. Headcount-related expenses increased primarily due to the acquisition of MetaPack and to hiring to support our expanded product offerings and technology infrastructure investments.

Research and development expense as a percent of total revenue increased to 15% in the three months ended September 30, 2019 from 10% in the three months ended September 30, 2018. Research and development expense as a percent of total revenue increased to 14% in the nine months ended September 30, 2019 from 9% in the nine months ended September 30, 2018. Research and development expense as a percentage of total revenue increased primarily due to the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments, the acquisition of MetaPack which had higher research and development expense as a percent of total revenue, and increases in the following non-MetaPack research and development expenses: headcount-related expenses including stock-based compensation and allocated information technology expenses, partially offset by the increase in consolidation services revenue.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense increased 16% to $29.0 million in the three months ended September 30, 2019 from $24.9 million in the three months ended September 30, 2018. General and administrative expense increased 16% to $82.7 million in the nine months ended September 30, 2019 from $71.1 million in the nine months ended September 30, 2018. The increase during the three months ended September 30, 2019 was primarily attributable to a $2.7 million increase in MetaPack general and administrative expense and the following non-MetaPack general and administrative expenses: (a) a $1.8 million increase in USPS related expenses, (b) a $1.3 million increase in headcount-related expense including stock-based compensation, (c) a $0.4 million increase in legal fees primarily related to class action lawsuits, and (d) other general increases in operating expenses, partially offset by (1) a decrease in indirect tax liabilities of $1.2 million and (2) professional service expenses related to corporate development activities of $1.6 million recorded in the three months ended September 30, 2018 with no comparable amounts incurred in the three months ended September 30, 2019. The increase during the nine months ended September 30, 2019 was primarily attributable to an $11.5 million increase in MetaPack general and administrative expense and the following non-MetaPack general and administrative expenses: (a) a $6.2 million increase in USPS related expenses, (b) a $1.0 million increase in legal fees primarily related to class action lawsuits, and (c) other general increases in operating expenses, partially offset by (1) a decrease in indirect tax liabilities of $4.9 million, (2) a $1.3 million decrease in headcount-related expense including stock-based compensation, and (3) professional service and settlement expenses related to corporate development and litigation activities of $3.1 million recorded in the nine months ended September 30, 2018 with no comparable amounts incurred in the nine months ended September 30, 2019.

General and administrative expense as a percent of total revenue increased to 21% in the three months ended September 30, 2019 from 17% in the three months ended September 30, 2018. General and administrative expense as a percent of total revenue increased to 20% in the nine months ended September 30, 2019 from 17% in the nine months ended September 30, 2018. General and administrative expense as a percentage of total revenue increased primarily due to the net increases in general and administrative expense described in the paragraph above as well as the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments, and the acquisition of MetaPack which had higher general and administrative expense as a percent of total revenue, partially offset by the increase in consolidation services revenue.

Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange losses, net of $38,000 in the three months ended September 30, 2019, $957,000 in the three months ended September 30, 2018, $285,000 in the nine months ended September 30, 2019, and $957,000 in the nine months ended September 30, 2018 were not material to the consolidated financial statements.
Interest Income and Other Income

Interest income and other income primarily consists of interest income from cash, cash equivalents, and investments. Interest and other income decreased to $53,000 in the three months ended September 30, 2019 from $83,000 in the three months ended September 30, 2018. Interest and other income decreased to $170,000 in the nine months ended September 30, 2019 from $175,000 in the nine months ended September 30, 2018. Interest and other income is not material to the consolidated financial statements.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense decreased to $589,000 in the three months ended September 30, 2019 from $668,000 in the three months ended September 30, 2018. Interest expense was $1.9 million in the nine month periods ended September 30, 2019 and September 30, 2018. The interest expense in the 2019 periods were affected primarily by higher interest rates and lower outstanding debt balances under our credit facility.

Provision for Income Taxes

Our income tax expense was $5.9 million and $20.4 million for the three and nine months ended September 30, 2019, respectively. Our income tax expense was $9.3 million and $11.7 million for the three and nine months ended September 30, 2018, respectively. Income taxes expected at the U.S. federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards.

See Note 7 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Changes in cash and cash equivalents for the nine months ended September 30, 2019 and September 30, 2018 were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$100,624	$160,064	$(59,440)
Net cash used in investing activities	(1,749)	(210,087)	208,338
Net cash used in financing activities	(69,119)	(25,413)	(43,706)
Effect of exchange rate changes	(26)	(203)	177
Net increase (decrease) in cash and cash equivalents	$29,730	$(75,639)	$105,369

As of September 30, 2019 and December 31, 2018, we had $143.5 million and $113.8 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $100.6 million and $160.1 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: a decrease in net income of $87.1 million and a $10.9 million decrease in cash flows due to the prior year decrease in net deferred income tax assets, partially offset by a $22.1 million increase in cash flows due to a decrease in net accounts receivable and a $9.8 million increase in cash flows due to a decrease in current income taxes.

Net cash used in investing activities was approximately $1.7 million and $210.1 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in net cash used in investing activities was primarily attributable to the prior year acquisition of MetaPack for a purchase price of $208.5 million, net of cash acquired.

Net cash used in financing activities was approximately $69.1 million and $25.4 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. The increase in net cash used in financing activities was primarily due to the $42.7 million decrease in proceeds received from stock option exercises and the $9.1 million decrease in cash flows due to the decrease in short term financing obligations, partially offset by the prior year full repayment of MetaPack's existing revolving credit facility balance of approximately $12.7 million.

The following table is a schedule of our significant contractual obligations and commercial commitments (other than debt commitments), which consist of minimum operating lease payments as of September 30, 2019 (in thousands):

Twelve Month Period Ending September 30,	Operating Lease Obligations
2020	$5,162
2021	5,109
2022	3,970
2023	3,655
2024	1,449
Thereafter	2,621
Total undiscounted cash flows	21,966
Less amount representing interest	(2,521)
Present value of lease liabilities	$19,445

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debt issuance costs for each of the three and nine months ended September 30, 2019 and September 30, 2018 was approximately $93,000 and $280,000, respectively. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of September 30, 2019, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.45%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2019, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness; grant liens; repurchase stock; pay dividends; and engage in certain investment, acquisition, and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments. As of September 30, 2019, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.50 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million. As of September 30, 2019, our Consolidated Total Leverage Ratio was 0.29 to 1.00, our Fixed Charge Coverage Ratio was 11.26 to 1.00 and our Liquidity was approximately $226 million, which includes cash and cash equivalent balances, as well as the available balance under the revolving credit facility. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

The contractual maturities of our debt obligations due subsequent to September 30, 2019 are as follows (in thousands):

Year Ending September 30,	Amount
2020	$12,375
2021	41,250
Thereafter	—
Total debt	53,625

Less: debt issuance costs	436
Total debt, net of debt issuance costs	$53,189

The estimated interest payments related to our debt due subsequent to September 30, 2019 are as follows (in thousands):

Year Ending September 30,	Amount
2020	$1,718
2021	194
Thereafter	—
Total	$1,912

The above estimated interest payments assume an interest rate of 3.45%, which is our interest rate as of September 30, 2019.

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

As previously disclosed, our agreement with the USPS that provided for Package Incentive Payments to be paid directly to us by the USPS for certain classes of shipping labels terminated on December 31, 2018. In addition, we have become aware of potential adverse amendments, renegotiations, changes, or termination of certain contracts between the USPS and certain of our strategic partners who are part of the USPS’s reseller program, and through which we derive material revenues and profits (such potential events, collectively the "Reseller Restructuring"); however there is significant uncertainty as to whether, how and when any Reseller Restructuring may be implemented.
We expect our mailing and shipping revenue to decrease in 2019 compared to 2018 primarily due to the termination on December 31, 2018 of our agreement with the USPS which provided for Package Incentive Payments, partially offset by an increase due to MetaPack results being included for the full fiscal year in 2019, compared to the period from August 15 through year end in 2018. Our mailing and shipping revenue is also dependent on our ability to increase our sales and marketing spend to acquire new customers and to retain our existing customers. To the extent we are not able to achieve our target increase in spending and acquire or retain customers, this would further negatively impact our 2019 mailing and shipping revenue expectations.
Our expectations of mailing and shipping revenue reflect the discontinuation of Package Incentive Payments. As a result, our revenue and operating results will be adversely affected unless we are successful in timely replacing the lost revenue with similar compensation from the USPS or other potential partners. While we have strategies to replace some portion of these revenues with new carrier relationships, such as our collaboration with UPS announced on October 21, 2019 to bring discounted UPS shipping rates to our customers, these plans are in various stages, and we do not expect any material replacement of such revenues to occur during the 2019 fiscal year. Further, there is no assurance as to when, if or to what extent we may ultimately succeed in implementing such strategies, all of which carry negotiation and execution risks. Unless and until we replace these lost revenues and associated profit margins, our operating results in 2019 and beyond may be materially less than in 2018. See "Risk Factors--Risks Related to our Industry--The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance," "Risk Factors--Risks Related to our Industry--The USPS could modify, discontinue or terminate agreements and other financial compensation arrangements, which would have an adverse effect on our revenue and operating results," "Risk Factors--Risks Related to our Industry--The USPS or our integration partners could cause discounts our customers receive to be diminished or terminated, which would have an adverse effect on our results of operations, reputation and competitiveness," and "Risk Factors--Risks Related to our Industry--Strategic business Partners or carriers could modify or terminate agreements and other financial compensation arrangements, which could materially adversely affect our results of operations and prospects," in our Annual Report on Form 10-K for the fiscal year ended December 1, 2018, filed with the SEC on March 1, 2019.
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
We expect our interest and other income (expense), net in 2019 to be approximately similar to 2018 due to higher expected interest rates and lower outstanding balances.
We expect our effective tax rate for 2019 to be higher than 2018. The increase in our estimated effective tax rate for 2019 was primarily driven by an increase in projected non-deductible expenses related to executive compensation coupled with a reduction in projected pre-tax book income.
As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward-looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion in the beginning of Item 2 of this Report and the risks and other factors set forth in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019. Our business has grown through acquisitions during 2014 through 2018; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations. As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. As of September 30, 2019, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $53.6 million. Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the London Interbank Offered Rate plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of September 30, 2019, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.45%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We do not hold or issue financial instruments for trading purposes. We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Our cash equivalents consist primarily of money market securities and had a weighted average maturity of 13 days and a weighted average interest rate of 2.0% at September 30, 2019. The aggregate value of our cash and cash equivalents was $143.5 million at September 30, 2019. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

Changes in internal controls

As discussed in Note 2 in our Notes to Consolidated Financial Statements, we acquired MetaPack on August 15, 2018. We are in the process of integrating certain processes, systems and controls relating to MetaPack into our existing system of internal control over financial reporting in accordance with our integration plans. Except for the foregoing, during the quarter ended September 30, 2019, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 3 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 1 of Part II of our Quarterly Report on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019, filed with the SEC on May 10, 2019 and August 8, 2019, respectively.

ITEM 1A.    RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
July 1, 2019 - July 31, 2019	47,029	$46.77	47,029	$30,563
August 1, 2019 - August 31, 2019	38,483	$56.75	38,483	$28,379
September 1, 2019 - September 30, 2019	27,730	$72.10	27,730	$26,380

On March 8, 2019, our Board of Directors approved a $60 million share repurchase plan which was scheduled to expire in September 2019. On May 1, 2019, our Board of Directors adjusted the repurchase parameters of the plan such that it was expected to repurchase a further $9 million, between May 9, 2019 and the plan's initially scheduled expiration in September 2019 in addition to the $24 million purchased under the plan prior to such period. On July 29, 2019 and October 31, 2019, our Board of Directors approved further adjustments to the plan to extend its term, which we now expect will run into May 2020.
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

Date: November 12, 2019	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

Date: November 12, 2019	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer