Form 10-K
period 2019-12-31
STAMPS.COM INC
filed 2020-03-02
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 000-26427
Stamps.com Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0454966
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1990 E. Grand Avenue
El Segundo, California 90245
(Address of Principal Executive Offices and Zip Code)
Registrant’s Telephone Number, Including Area Code: (310) 482-5800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	STMP	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):
Large accelerated filer  ☑                         Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 28, 2019, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $745,913,835 (based upon the closing price of $45.27 per share for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on that date). As of January 31, 2020, there were 17,056,278 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2019

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
Our registered trademarks include Stamps.com, Auctane, Endicia, MetaPack, NetStamps, PhotoStamps, ShippingEasy, ShipEngine, ShipStation, ShipWorks, and the Stamps.com logo. This Report also references trade names and trademarks of other entities. References in this Report to "we" "us" "our" or "Company" are references to Stamps.com Inc. and its subsidiaries.

ITEM 1.    BUSINESS.
Overview
Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States (U.S.) and Europe. Our portfolio of solutions are marketed under the brand names Stamps.com®, Endicia®, MetaPack®, ShippingEasy®, ShipEngine®, ShipStation®, and ShipWorks®. Our software solutions allow customers to print mailing and shipping labels for multiple carriers around the world through downloadable software, web-based user interfaces (UIs) and application programming interfaces (APIs). Our solutions provide our customers with access to discounted carrier rates for select carriers, including the United States Postal Service (USPS) and United Parcel Service (UPS) and advanced functionality users can leverage for both improved operational efficiency and financial savings.  Our customers primarily include small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers and high volume shippers including warehouses, fulfillment houses and omni-channel retailers.
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
As of December 31, 2019, we had approximately 1,313 employees across all of our companies, including 411 employed by our MetaPack segment. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union. We believe that we have a good relationship with our employees.
Segment Information and Geographic Data
Our operations consist of two segments: Stamps.com and MetaPack. The Stamps.com segment includes the results of brand names Stamps.com, Endicia, ShippingEasy, ShipEngine, ShipStation and ShipWorks. Stamps.com's customers are primarily located in the U.S. The MetaPack segment offers multi-carrier enterprise-level shipping software solutions to large e-commerce retailers and brands who are primarily located in Europe.
Mailing and Shipping Business References
When we refer to our "mailing and shipping business," we are referring to our mailing and shipping products and services including our USPS® and multi-carrier mailing and shipping solutions, consolidation services, mailing and shipping integrations, mailing and shipping supplies stores and branded insurance offerings. We do not include our customized postage business when we refer to our mailing and shipping business. When we refer to our "mailing and shipping revenue," we are referring to our service, product and insurance revenue generated by our mailing and shipping customers. We do not include our customized postage revenue generated by our customized postage business in our "mailing and shipping revenue."

Services and Products
Mailing and Shipping Business
We offer the following mailing and shipping services to our customers under the Stamps.com, Endicia, MetaPack, ShipEngine, ShippingEasy, ShipStation and ShipWorks brands:
Mailing Solutions
As part of our mailing and shipping business, we offer our USPS-approved solutions to mail and ship a variety of domestic and international mail pieces and packages through the USPS.  Our USPS mailing solutions enable our customers to print "electronic postage" using only a personal computing device, printer and Internet connection. Our solutions support a variety of USPS mail classes including First Class Mail®, Media Mail®, Parcel Select®, Priority Mail®, Priority Mail Express, and others. Customers can also add USPS Special Services to their mail pieces, such as Certified Mail®, Collect on Delivery, Insured Mail, Registered Mail®, Restricted Delivery, Return Receipt, Signature Confirmation™ and USPS Tracking®. Our customers can print postage on (1) NetStamps® labels, which can be used just like regular stamps, (2) envelopes and postcards or on labels in a single step process that saves time and provides a professional look, (3) plain 8.5" x 11" paper, (4) special labels for packages, and (5) on integrated customs forms for international mail and packages. Our USPS mailing solutions also provide our customers with access to discounted postage rates on certain mail classes.
Multi-Carrier Shipping Solutions
As part of our mailing and shipping business, we offer our industry leading domestic and international multi-carrier e-commerce shipping solutions. Our multi-carrier solutions collectively enable our customers to print approved shipping labels for more than 450 regional, national and international carriers and integrate with more than 300 partners including shopping carts, marketplaces, e-commerce tools and various other software products. Our multi-carrier solutions also provide our customers with access to discounted carrier rates including USPS and UPS®.
Consolidation Services
As part of our mailing and shipping business, we offer domestic and international shipping services through our consolidator partners, who group packages by destination and ship the packages directly or through partners. These services seek to take advantage of economies of scale, with the goal of yielding lower shipping costs for our customers.
Back-End Integrations
As part of our mailing and shipping services, we offer our back-end integration solutions where we provide the electronic postage for transactions to partners who manage the front-end users. Our solutions integrate directly into the most popular e-commerce platforms, allowing web store managers to completely automate their order fulfillment process by processing, managing and shipping orders from virtually any e-commerce source through a single interface without manual data entry. Managers can retrieve order data and print complete shipping labels for all types of packages.
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
Mailing & Shipping Supplies
As part of our mailing and shipping services, we offer mailing and shipping-focused office supplies to our customers through our online supplies stores. Our supplies stores are available within our mailing and shipping solutions and sell a variety of products including NetStamps labels, shipping labels, mailing labels, postage printers and scales.

Branded Insurance
As part of our mailing and shipping services, we offer branded insurance for packages to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to retail carrier locations or the need to complete any special forms. Our branded insurance is offered by certain brands including Stamps.com, Endicia, ShippingEasy, ShipStation, and ShipWorks as part of their solutions. Our branded insurance is provided by our insurance providers.
Customized Postage
We offer customized postage under the PhotoStamps® brand name. Customized postage is a patented form of USPS postage that allows consumers to turn digital photos, designs or images into valid USPS-approved postage. With this product, individuals or businesses can create customized USPS-approved postage using pictures of their children, pets, vacations, celebrations, business logos and more. Customized postage can be used as regular postage to send letters, postcards or packages. PhotoStamps is available from our www.photostamps.com website.
Revenue Model
Customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform. We have been, and in the future potentially could be, compensated directly by our carriers for shipping labels printed that meet certain requirements. We may earn revenue from customers when they purchase postage, print shipping labels or perform other transactions using our solutions. We may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners. We may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners.
Target Customers
We target different customer segments through our various brands and service plans within those brands. We target smaller offices, home offices, larger enterprises, e-commerce merchants and higher volume shippers including warehouses, fulfillment houses and omni-channel retailers.
Our smaller office and home office customers are primarily mailers but also send some packages. These customers generally need a relatively basic set of mailing and shipping features and primarily use a version of our Stamps.com branded product.
Our larger enterprise customers are primarily mailers but also send some packages. These customers generally have multiple geographic locations and need a richer set of mailing capabilities such as multiple-user functionality, automated USPS mail forms, additional reference codes, enhanced reporting and controls. These customers primarily use a version of our Stamps.com branded product.
Our e-commerce merchant customers are primarily shippers who range in size from individuals to medium size businesses, sell through multiple channels and who ship in medium to higher volumes. These customers generally need a relatively robust set of shipping features including integrations with shopping carts, marketplaces and e-commerce tools; advanced order management features including inventory management, combined and split orders, order filters and alerts; sophisticated automation features such as custom hierarchical rules, batch processing, packing slips, customs forms and emails; robust product management features including product catalog support and product categorization support; and various other features including customer marketing, end-to-end package tracking, rate comparisons, returns labels and many more. These customers also generally need access to multiple carriers and discounted carrier rates. These customers primarily use versions of our Stamps.com, Endicia, ShippingEasy and ShipStation branded products.
Our higher volume shipping customers include warehouses, fulfillment houses and omni-channel retailers, and similar to our e-commerce merchant customers, generally need a relatively robust set of shipping features and need access to multiple carriers and discounted carrier rates. These customers primarily use versions of our ShipEngine, ShipStation, ShipWorks and MetaPack branded products.

Customer Value Proposition for our Mailing and Shipping Business
Shippers
Our shipping customers save time and optimize their shipping operations in a number of ways including:

(1)	Our solutions allow customers to easily access more than 450 regional, national and international carriers;

(2)	Our solutions integrate with more than 300 partners including shopping carts, marketplaces, e-commerce tools and various other software products;

(3)	Our solutions provide customers with advanced order management features including inventory management, combined and split orders, order filters and alerts;

(4)	Our solutions provide customers with sophisticated automation features such as custom hierarchical rules, batch processing, packing slips, customs forms and emails;

(5)	Our solutions provide customers with robust product management features including product catalog support and product categorization support; and

(6)	Our solutions provide customers with a variety of other features including customer marketing, end-to-end package tracking, rate comparisons, and returns labels.
Our shipping customers save money in a number of ways including:

(1)	Our solutions provide customers with access to discounted carrier rates including from USPS and UPS;

(2)	Our solutions allow customers to optimize carrier services by selecting the lowest cost option based on package size, weight, destination distance and delivery times; and

(3)	Our solutions allow customers to reduce their customer support costs by automatically generating and sending package delivery status emails to customers.
Mailers
Our mailing customers can save money in a number of ways including:

(1)	Our USPS solutions allow customers to receive discounts on single piece First Class letter postage rates and most USPS packages compared to USPS post offices and other retail USPS locations;

(2)
Our USPS solutions allow customers to calculate the exact amount of postage that is required for a mail piece or package depending on mail class, mail form, weight and distance to the destination which allows our customers to avoid overpaying for postage;

(3)	Our USPS solutions allow customers to automatically check and validate destination addresses against the USPS address database so customers do not waste postage on undeliverable-as-addressed mail;

(4)
Our USPS solutions provide customers with advanced reporting and administrative controls that improve the tracking and control of postage spend allowing customers to proactively manage and reduce their postage spend; and

(5)
Our USPS solutions allow customers to save up to 50% or more versus the total cost of an entry or mid-level traditional postage meter. The total cost of a traditional postage meter can include hardware rental fees, including items such as a postage meter and scale, maintenance and repair costs, insurance fees, fees to purchase postage and the cost to purchase proprietary ink cartridges.

Our mailing customers can save time in a number of ways including:

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

(3)
Our USPS solutions integrate with most small business productivity applications such as word processors, financial applications and address books so our customers can save time by utilizing these integrations to print postage through their existing applications; and

(4)
Our USPS solutions provide customers with advanced reporting so they can easily access and manage their records in one place. This reporting also provides greater visibility into postage activity compared to other USPS solutions such as post offices and traditional meters.

Marketing of our Mailing and Shipping Business
We target our mailing and shipping marketing at smaller offices, home offices, larger enterprises, e-commerce merchants and higher volume shippers including warehouses, fulfillment houses and omni-channel retailers. We market our mailing and shipping solutions through the following channels:

(1)
Affiliate Channels. We utilize the traffic and customers of smaller websites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our website through a third party affiliate management company;

(2)	Direct Mail. We send direct mail pieces to prospective customers with prospect lists purchased from third parties or obtained from partners;

(3)	Direct Sales. We utilize a direct sales force that sells our mailing and shipping solutions to large enterprises and higher volume shippers;

(4)	Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, tradeshows, retail and other programs;

(5)
Partnerships. We work with strategic partners in order to leverage their website traffic, marketing programs and existing customer base to distribute our mailing and shipping software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software included along with a partner’s software product, the distribution of our software at a retail location or the bundling of our software with a hardware device;

(6)
Remarketing. We remarket our solutions to former customers. Our remarketing efforts are generally focused on new features that may relate to the reasons former customers stopped using our service. We utilize email and regular mail to communicate new features of our products to our former customers;

(7)
Shipping Integrations. We market our solutions through partner integrations with e-commerce platforms, multi-carrier shipping management solutions, shopping cart software and other order-entry management applications;

(8)	Traditional Media. We utilize television commercials and a variety of traditional and internet-based radio endorsements to advertise our solutions;

(9)	Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails and other online advertising vehicles; and

(10)	Carrier Referrals. We market to USPS and other carrier account managers with the goal of receiving customer referrals.

Marketing of Customized Postage
We target our customized postage products to both consumers and businesses. We market our customized postage products through the following channels:

(1)	Direct Sales. Direct sales where we target businesses and not-for-profit organizations for high volume orders;

(2)	Online Advertising. Online advertising including paid search and other online advertising methods;

(3)	Partnerships. Partnering with various entities, including partnerships with online portals for photograph management and personalized products and services; and

(4)	Marketing. Marketing to customers who have purchased customized postage in the past.

2020 Business Strategy
Our 2020 business strategy includes the initiatives and plans listed below. These initiatives and plans are subject to change without notice based on our analysis of market and business conditions, and constitute “forward-looking statements,” and accordingly are subject to the cautionary statements, qualifications and limitations on forward-looking statements we discuss at the beginning of Part I of this Report.
Mailing and Shipping Business
We plan to continue to execute our strategy to transform our business into a global multi-carrier and e-commerce solutions company in 2020. We will continue to pursue diversified carrier relationships, such as our partnership with UPS, while continuing to work closely with the USPS. This strategy also includes leveraging our portfolio of mailing and shipping solutions to drive growth. With the acquisitions of Endicia, MetaPack, ShippingEasy, ShipStation and ShipWorks, we now have a full and diverse suite of solutions across these brands, and we believe that we have a complete product and robust solution that will meet the needs of our current and of our target domestic and international customers.
We plan to continue to invest in the shipping part of our business where our customers include e-commerce merchants, warehouses, fulfillment houses, large retailers and other types of shippers. In particular, we plan to continue to expand the features and functionality of our solutions that will improve the value propositions of our solutions for shippers, add new partnerships and integrations, and offer enhanced support. We also plan to continue offering services such as our consolidation services program, which bundles international shipping with valuable customer benefits such as free package pickup, free insurance, upgraded delivery speeds, enhanced tracking, simpler customs procedures and other benefits.
We plan to increase our total sales and marketing expense in 2020 based on expected strong return on our investment from our mailing and shipping customers due to their high expected lifetime value relative to the expected cost of acquiring those customers.
Further, we plan to increase, optimize and refine our enterprise mailing customer lead generation and sales and marketing efforts. Our solutions targeted at enterprise customers continue to have a stronger customer value proposition compared to postage meters and our customers continue to be attracted to our enterprise solution versus a postage meter.
Customized Postage Business
In 2020, we plan to continue marketing customized postage, but with limited spending and expectations. In recent years, we reduced our consumer-focused marketing spending in order to lower our customer acquisition costs and improve our expected returns and profitability in the customized postage business. We plan to continue this strategy, which includes maintaining efforts to generate high volume business orders which have become a larger part of our customized postage business in recent years.

Competition
We compete with all of the alternate ways that consumers and businesses may access mailing and shipping carrier services, including retail mailing and shipping locations, carrier specific electronic solutions, multi-carrier and e-commerce solutions and traditional postage meters.
Retail Mailing and Shipping Locations
We compete with a variety of retail based mailing and shipping offerings from the USPS and private carriers including UPS and FedEx. The USPS’s offerings include retail post offices, self-service kiosks, contract post offices, community post offices and village post offices. The USPS also authorizes third parties to offer USPS products and services such as Hallmark stores, grocery stores, membership warehouse clubs and office supplies stores. Private carrier retail based offerings include retail stores including UPS stores and FedEx Office stores, and authorized third party offerings including grocery stores, membership warehouse clubs and office supplies stores.
We believe customers choose our products over retail based mailing and shipping options because of the convenience of our solutions, the breadth of features we offer, the quality of our support organization and ability to mail or ship from their home or business without making a trip to retail locations. We believe customers choose retail locations over our solutions because of the additional fees that we typically charge, the convenience of utilizing a retail location and/or the unavailability of certain carrier products through our solutions.
Carrier Specific Electronic Solutions
We compete with a variety of carrier specific electronic solutions offered in a variety of formats, including direct UI based solutions, direct API based solutions, and manifesting solutions. Direct UI based solutions of the USPS include USPS.com and USPS Click-N-Ship. The USPS also competes indirectly through authorized PC Postage vendors including Pitney Bowes with their pbSmartPostage and SendPro products. Direct UI based solutions of private carriers include ups.com®, UPS WorldShip®, FedEx.com and FedEx Ship Manager.
Direct API based solutions of the USPS include USPS Web Tools and Click-N-Ship Business Pro which utilize the USPS’s electronic verification system (eVS) or ePostage systems for providing access to USPS without needing a PC Postage certification or partnering with a USPS approved PC Postage vendor. Indirect API based solutions for the USPS include Shippo’s and those of authorized PC Postage vendors including Pitney Bowes and EasyPost. Direct API based solutions are also offered by private carriers including UPS and FedEx.
Manifesting solutions are offered directly by carriers including USPS, UPS and FedEx.
We believe customers choose our solutions over the various carrier specific solutions because of the capabilities and performance of our products, the superiority of our UIs, the breadth of features that we offer and the quality of our support organization. We believe customers choose various carrier-specific solutions over our solutions because of the additional fees that we may charge, free implementation, hardware or supplies that may be offered and/or the convenience of using one of these other products based on the specific needs of their business.

Multi-Carrier and Other E-Commerce Solutions
We compete with a variety of multi-carrier and other e-commerce solutions. Our market-leading UI and API based multi-carrier offerings compete against other multi-carrier offerings including EasyShip, GlobalShip, ProShip, Shippo and others. Our multi-carrier offerings also compete with alternative e-commerce solutions including those available through online marketplaces such as Amazon and eBay; e-commerce platforms such as Shopify; warehouse and transportation management systems such as Logistyx and BluJay; and other competitors who offer package manifesting, inventory management and/or listing management solutions individually or together as part of a more comprehensive solution. In Europe, MetaPack primarily competes with transportation and delivery management providers such as Centiro and Sorted.
We believe customers choose our multi-carrier e-commerce products over alternative solutions because of the superiority of our UIs and APIs, our extensive partner integrations, the capabilities and performance of our products, the breadth of features we offer, the value of our product and the quality of our sales and support organization. We believe customers choose other multi-carrier e-commerce solutions over our solutions because of the higher fees that we may charge, the convenience of utilizing an integrated multi-carrier shipping solution as part of an overall e-commerce product and the breadth and depth of features available in a larger enterprise level solution.
Traditional Postage Meters
We compete with small business oriented traditional postage meters including those offered by FP Mailing Solutions, Hasler, Neopost and Pitney Bowes in the U.S. market. We generally do not compete with higher volume postage meters generally found in dedicated mail rooms which can process mail faster than the speed of an office printer and which may also offer various automation services such as folding, inserting, sealing and weighing.
We believe that customers choose our solutions over small business oriented traditional postage meters because of our lower total cost of ownership and/or the greater visibility and financial controls we provide which are not readily available with postage meters. We believe customers choose traditional postage meters over our solutions because of the ease of use, speed, and/or convenience of those products.
Market Overview
As previously mentioned, we target different customer segments through our various brands and service plans within those brands. Trends in market data do not necessarily correspond to trends in our business. However, we believe the following information is relevant context in assessing our principal markets of the U.S. and Europe.
Customers
According to the most recent available statistics provided by the U.S. Census Bureau, Statistics of U.S. Businesses, and the Internal Revenue Service, respectively, there were approximately 6 million small businesses with 1 - 99 employees as of 2016 and approximately 26 million sole proprietorships in 2017. Our mailing and shipping solutions target the home office, home business, small office and small business customers. We believe that some portion of the small businesses and sole proprietorships in the United States are potential customers for our solutions.
According to the most recent available statistics provided by Eurostat, it's estimated there were approximately 24.3 million enterprises in the non-financial business economy in the EU-28 in 2017, of which approximately 99% had fewer than 250 employees. We believe that some portion of these small and medium-sized enterprises in Europe are potential customers for our international solutions.

Carriers
According to the USPS Fiscal 2019 Final Revenue, Pieces, and Weight by Classes of Mail and Special Services Report, the total USPS revenue was $71.3 billion during its fiscal year ended September 30, 2019. Of this amount, approximately $38.3 billion was represented by mail classes that are supported using our current solutions (First Class Mail, First Class Packages, International Mail, Media Mail, Parcel Select, Priority Mail, Priority Mail Express, and special services including Certified Mail, Return Receipt, USPS tracking and package insurance). The $38.3 billion in supported mail classes is comprised of (1) $11.3 billion in First Class mail; (2) $22.0 billion in shipping and package services; (3) $1.4 billion in international mail; (4) $0.9 billion in special services; and (5) $2.7 billion in ancillary and other mail services. We believe that some portion of the $38.3 billion in supported mail classes was generated by users who are potential customers for our solutions.
According to data derived from the UPS 2019 Annual Report on Form 10-K, UPS earned $46.5 billion of U.S. Domestic Package segment revenue on 4.7 billion packages shipped and $14.2 billion of International Package segment revenue on 807.8 million packages shipped. According to data derived from the FedEx 2019 Annual Report on Form 10-K and the FedEx Q2 Fiscal 2020 Statistics Report, FedEx earned $13.7 billion of U.S. FedEx Express segment package revenue on 739.8 million packages shipped, $15.4 billion on International FedEx Express segment package revenue on 842.0 million packages shipped, and $20.5 billion on FedEx Ground segment revenue on 2.3 billion packages shipped. When taken together, we estimate that the top 3 U.S. carriers (UPS, FedEx and the USPS) have domestic and international package revenue of approximately $132.3 billion. And according to data derived from the 2018 Annual Report of Deutsche Post DHL Group (the largest global express carrier in Europe by market volume), we estimate there is approximately $2.4 billion represented by DHL Express International shipments originating in the U.S. and $11.0 billion originating outside the U.S. We believe some portion of the approximately $145.7 billion package revenue was generated by users who are potential customers for our solutions.
E-Commerce Trends
We believe that underlying e-commerce trends are a factor in the trends affecting our customers and our business. According to quarterly U.S. Census Bureau Retail E-Commerce Sales reports, U.S. e-commerce sales for 2019 were estimated at $601 billion, an increase of 15.4% over e-commerce sales in 2018. E-commerce sales accounted for 11.0% of total U.S. retail sales in 2019 which was up from 9.9% of total retail sales in 2018.
According to the United Kingdom's Office for National Statistics, 2018 e-commerce sales by businesses in the UK non-financial sector reached £688 billion, growing 18% over 2017 sales estimated at £582 billion. This trend is seen across Europe, as Eurostat estimates the volume of European Union retail sales via either mail order houses or the Internet increased 11% in 2019 over 2018 (inclusive of UK sales).
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

Our Technology
Our systems are located in a combination of secure connected cloud infrastructure platforms and multiple geographically disparate high-security data centers. These systems create and process the data used to generate information-based indicia and third party carrier certified labels. Our proprietary technology processes postage purchases using secure technology that meets USPS and federal security requirements. Our services currently include Windows and Mac based clients, web-based applications and API Integrations that support a variety of shipping label and envelope options along with a wide range of printers. In addition, our applications employ an internally developed user authentication mechanism for additional security.
Our transaction processing servers are a combination of secure, commercially available and internally developed technologies that are designed to provide secure and reliable transactions. Our implementation of security system hardware meets government standards for security and data integrity. The database servers are designed and built with industry-leading database technologies for high availability and throughput. The performance and scalability of our PC Postage and carrier label systems are designed to allow many users to simultaneously process shipping transactions with a variety of carriers in real-time.
We rely on a combination of patent, trade secret, copyright, trade name and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending U.S. and international patents. We also have a number of trade names and registered and unregistered trademarks. We plan to apply for more patents, trade names and trademarks in the future. Our issued in force and pending patents have a range of expiration dates from 2020 until 2037.
We continually invest in development of new technologies, products and services and enhancements to existing features and functionality. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Research and Development” for the amount spent during each of the last three fiscal years on Company-sponsored research and development activities.
Revenue Information and Seasonality
During 2019, 2018, and 2017, we did not recognize revenue from any one customer that represented 10% or more of our total revenues.
See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2019 and 2018,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2018 and 2017,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10% or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the first and fourth calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue is subject to seasonal variation driven by our growth in packages shipped where the fourth calendar quarter is typically seasonally stronger due to the holiday shipping season and to a lesser extent, by customer acquisition which is typically seasonally stronger in the first and fourth calendar quarters and typically seasonally slower in the second and third calendar quarters. Our customized postage revenue is typically seasonally stronger in the fourth calendar quarter due to the holidays but can fluctuate from quarter to quarter based on high volume business orders.
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
The USPS has reached its congressionally mandated debt limit and faces ongoing fiscal liquidity issues. The USPS currently only has five of its nine presidentially appointed Governors. It has embarked on cost cutting initiatives and has asked Congress to enact various Postal Reform measures. Newly appointed Governors, including the two that were appointed in 2018 and the three that were appointed in 2019, could change the focus of cost cutting initiatives. Among the measures discussed are cutbacks in delivery schedules and locations, mail processing capability, and retail post office hours and locations. Any such changes actually approved and implemented may adversely affect the attractiveness of the USPS products and services we are able to offer our customers and could therefore seriously harm the competitiveness of our business. Additionally, absent Congressional action, any USPS fiscal crisis could interrupt basic USPS operations, as well as payments to USPS suppliers such as us, each of which could also seriously harm our business.
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

The USPS could also decide that PC Postage should no longer be an approved postage service due to security concerns, financial difficulties within the USPS or other issues. Our business would suffer dramatically if we were unable to promptly adapt our services to any new requirements or specifications or if the USPS were to discontinue PC Postage as an approved postage method. Alternatively, the USPS could introduce competitive programs or amend PC Postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the USPS itself. If we are unable to compete successfully, particularly against large, traditional providers of postage products, such as Pitney Bowes, who enter the online postage market, our revenues and operating results will suffer.
The USPS could decide that our customized postage products should no longer be approved products for such reasons as the belief that they present an unacceptable risk to USPS revenues, expose the USPS or its customers to legal liability, or cause public or political embarrassment or harm to the USPS in any way. If the USPS were to discontinue our customized postage products, our revenues and operating results would suffer.
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
We are subject to a number of laws, rules and directives (which we refer to as “privacy laws”) relating to the collection, use, retention, security, processing and transfer (which we refer to as “process”) of personally identifiable information about our customers and employees (which we refer to as “personal data”) in the jurisdictions where we have operations and where our users reside. Much of the personal data that we process is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions.

There is uncertainty associated with the legal and regulatory environment around privacy and data protection laws, which continue to develop in ways we cannot predict, including with respect to evolving technologies. Privacy and data protection laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance or require us to change our business practices in a manner adverse to our business, and violations of privacy and data protection-related laws can result in significant penalties and damage to our brand and business. In addition, compliance with inconsistent privacy laws may restrict our ability to provide products and services to our customers. A determination that there have been violations of privacy or data protection laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation.
The European Union (EU) has adopted a comprehensive overhaul of its data protection regime from the national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (GDPR), which became effective in 2018. The EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (DPAs) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. See “Risks Related to Our Business - Our MetaPack acquisition has increased our risk profile to GDPR, and privacy and cyber security laws of California, as well as other jurisdictions, may affect our operations,” below.
The State of California has enacted the California Consumer Privacy Act of 2018, a privacy and cyber security law, and other jurisdictions, including other states, have enacted, or may enact their own privacy and cyber security laws. See "Risks Related to Our Business - Our MetaPack acquisition has increased our risk profile to GDPR, and privacy and cyber security laws of California, as well as other jurisdictions, may affect our operations,” below.
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
As previously disclosed, during the second quarter of 2018, the USPS provided a notice requiring the renegotiation of certain important financial compensation arrangements, and our negotiations with the USPS resulted in the discontinuation of the aforementioned arrangements effective December 31, 2018. As a result, and as previously disclosed, our revenue and operating results will continue to be adversely affected unless we are successful in timely replacing the lost revenue with similar compensation from the USPS or other potential partners. There is no assurance as to when, if or to what extent we may ultimately succeed in implementing mitigating strategies, all of which carry negotiation and execution risks. Unless and until we replace these lost revenues and associated profit margins, our operating results may be materially less than in previous years.
The USPS or other carriers could modify, discontinue or terminate agreements and other financial compensation arrangements, which would have an adverse effect on our revenue and operating results.
The USPS could decide to amend, renegotiate, discontinue or terminate one or more financial compensation arrangements from which we benefit that exist now or in the future. If the USPS decides to amend, renegotiate, discontinue or terminate any of our agreements or our integration partners’ agreements under which we are compensated directly or indirectly by the USPS or integration partners for shipping customers who print certain classes of postage, or our credit card cost sharing agreements which govern the allocation of credit card fees paid by the USPS and us, then our revenue and operating results would suffer. In the history of our relationship with the USPS, we have had many of these important agreements renewed only on short-term extensions and without assurances of any long-term commitments by the USPS. More recently, certain important financial compensation arrangements with the USPS were neither renewed nor extended at the end of their terms (see "--The discontinuation of certain compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance" above). We expect continued uncertainty as to these compensation arrangements going forward, and, whether or not ultimately renewed, there could be prolonged periods where we operate without such agreements, which would have an adverse impact on our operating results. Similarly, the financial compensation arrangements we have or may enter into with other carriers may be amended, renegotiated, discontinued or terminated. If any of these financial compensation arrangements are not renewed, or if renegotiation leads to renewal on materially less favorable terms, then our revenue and operating results will be adversely affected.
The USPS, other carriers or our integration partners could cause discounts our customers receive to be diminished or terminated, which would have an adverse effect on our results of operations, reputation and competitiveness.
The USPS could decide to amend or terminate the discounts our customers and integration partners receive. Customers using our services receive discounted postage rates, either from Stamps.com or from integration partners that provide discounted rates, compared to USPS retail rates on certain mail pieces such as First Class letters and packages, domestic and international Priority Mail and Priority Mail Express packages, and other discounts available to high-volume shipping customers. We also earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners. If the USPS decides to withdraw certain discounts or even remove the discounts entirely, our revenue and operating results will suffer. If the Postal Regulatory Commission decides the discounts are unlawful and require the USPS to cancel or change them, then our revenue and operating results would suffer. These discounts are subject to terms and conditions of agreements between third parties and the USPS, and there can be no assurance that our integration partners will continue to have access to such discounts or that they will continue to make them available to our customers on favorable terms or at all. Similarly, other carriers may amend or terminate the discounts our customers and/or integration partners receive now or in the future. Any disruption to our ability to provide discounts to our customers could have a material adverse effect on our results of operations, reputation and competitiveness.

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
We may not be able to establish or maintain a competitive position against current or future competitors as they enter the market. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. As a result, our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. We may from time to time make pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. These actions could result in reduced margins and seriously harm our business.
We face competitive pressures from new technologies or the expansion of existing technologies approved for use by the USPS and other carriers. We may also face competition from a number of indirect competitors that specialize in electronic commerce and other companies with substantial customer bases in the computer and other technical fields. Additionally, companies that control access to transactions through a network or web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, changes in postal regulations could adversely affect our service and significantly impact our competitive position. For example, in 2018, Amazon launched a delivery service that is designed to compete directly with carriers such as the USPS, UPS and FedEx. By leveraging a large customer base and substantial resources, Amazon and/or other companies may be able to win substantial market share at the expense of other carriers and the technology and service providers that support them, including the Company and its subsidiaries. We may be unable to compete successfully against current and future competitors, and the competitive pressures we face could seriously harm our business.

If we do not respond effectively to technological and market changes, our services and products could become obsolete and our business will suffer.
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
The evolving nature of the Internet or the markets in which we operate could render our existing technology and systems obsolete. Our success will depend, in part, on our abilities:

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
With the growth of e-commerce, the pace of change in product offerings and consumer tastes in the shipping and logistics industries is faster now than in years past. This accelerated pace of change increases uncertainty and places a greater burden on management to anticipate and respond to such changes. The increased pace of change also means that the window in which a technologically advanced or sophisticated product or service can achieve and maintain partner and consumer interest is shrinking and, to the extent we fail to timely anticipate or respond to changes in our industry, the effects of such missteps may be amplified and our business seriously harmed.
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
In June 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." On March 29, 2017, the UK notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The UK exited the European Union on January 31, 2020, which will be followed by an 11-month transition period by which to leave the single market and customs union. Brexit has caused, and may continue to result in, significant volatility in global stock market and currency exchange rate fluctuations of the U.S. dollar relative to other foreign currencies in which we conduct business. Ongoing changes in the EU's regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU's member states, may add further complexity to our global risks and operations.
Given the significant UK presence we have after acquiring MetaPack, we could be adversely impacted both by the ongoing uncertainty of the Brexit negotiations, and by the final outcome of such negotiations. In particular, any outcome that negatively impacts the ability of UK based businesses to deliver services to EU member states, or that increases the costs of such service delivery, would likely have an adverse impact on our business. For example, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our sales, operations and financial results. Further, our operations in the UK may be adversely affected by extreme fluctuations in UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK services as imported for EU customers may make our service more expensive for such customers and less competitive from a pricing perspective. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the UK, the EU member states and other nations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows. Further, any of these effects may be significantly exacerbated by a Hard or Delayed Brexit, which is increasingly possible given the lack of progress in negotiations, and anticipated deadline for Brexit at the end of 2020.

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
War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to the economy and commerce on a global or regional basis, which could have a material adverse effect on our business, our customers, and integration partners and other companies with which we do business. Our business operations are subject to interruption by, among others, natural disasters, fire, power shortages, earthquakes, floods, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our products and services or make it difficult or impossible for us or our integration partners to deliver products and services to our customers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.
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
We provide e-commerce and other services to businesses through commercial agreements, strategic alliances, and business relationships. Under these agreements, we provide web services, shipping, mailing, and other services. These arrangements are complex and require substantial infrastructure capacity, personnel, and other resource commitments, which may limit the amount of business we can service. We may not be able to implement, maintain, and develop the components of these commercial relationships, which may include web services, fulfillment, customer service, inventory management, tax collection, payment processing, hardware, content, and third party software, and engaging third parties to perform services. The amount of compensation we receive under certain of our commercial agreements is partially dependent on the volume of the other company’s sales. Therefore, if the other company’s offering is not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining, or developing these services.
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
Our services and products must meet the commercial demands of our customers, which include small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers and high volume shippers including warehouses, fulfillment houses and omni-channel retailers. We cannot be sure that our services will appeal to or be adopted by an ever-growing range of customers. If we are unable to ship products such as items from our supplies store in a timely manner to our customers, our business may be harmed. Moreover, our ability to obtain and retain customers depends, in part, on our customer service capabilities. If we are unable at any time to address customer service issues adequately or to provide a satisfactory customer experience for current or potential customers, our business and reputation may be harmed. If we fail to meet the demands of our customers, our results of operations will be adversely affected.
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
Our ability to generate gross margins depends upon our ability to generate significant revenues from a large base of active customers. In order to attract customers in the future, we may run special promotions and offers, such as trial periods, discounts on fees, offers of postage and/or supplies, and other promotions. In addition, we may offer new pricing plans for new and existing customers. We cannot be sure that customers will be receptive to future fee structures and special promotions that we may implement. Even though we have established a sizeable customer base, we still may not generate sufficient gross margins to remain profitable. In addition, our ability to generate revenues or sustain profitability could be adversely affected by the special promotions or additional changes to our pricing plans.
We depend on third party suppliers and outsource providers, and our business and results could be adversely affected if we fail to manage these vendors effectively.
We depend on third party suppliers and outsource providers for a variety of services, components and supplies, including carrier services whether offered under third party brands or our own branding, and certain asset-intensive portions of our logistics business. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors because doing so is advantageous due to quality, price or lack of alternative sources. If production or services were interrupted and we were not able to find alternate third party suppliers, we could experience disruptions in operations including higher service costs. If outsourcing services were interrupted, not performed, or the performance was poor, our ability to process, record and report transactions with our customers, integration partners and other counterparties could be impacted. Such interruptions in the provision of supplies and/or services could impact our ability to meet customer demand, damage our reputation and relationships and adversely affect our revenue and profitability.

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
We depend on the efficient and uninterrupted operation of our computer and communications hardware systems to support numerous business processes and activities. In addition, we must provide a high level of security for the transactions we execute. We rely on internally developed and third party technology to provide secure transmission of postage and other confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers and revenues. Furthermore, if we fail to provide adequate security, the USPS could prohibit us from selling postage over the Internet and other existing and prospective partners could refuse to work with us.
Our systems and operations are vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Our Internet host provider does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. We have experienced system interruptions in the past which have not been material and may experience similar or larger system interruptions again in the future. In addition, we are susceptible to system and operational disruptions caused by substantial changes to the demand for our services and surges in the use of our service by customers. Any substantial system interruptions in the future, whatever the cause, could result in the loss of data and could completely impair our ability to generate revenues from our service.

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
Our insurance may not be sufficient to cover expenses related to system and operational disruptions or attacks on our website, servers or internal systems. We do not presently have a full disaster recovery plan in effect to cover the loss of all facilities and equipment. We cannot be certain that our business interruption insurance coverage will be sufficient to compensate us for losses that may occur as a result of business interruptions.
We are exposed to risks associated with the collection of credit card information and other customer data and the secure transmission of confidential information over public networks, and our potential liability as well as the costs we may incur to mitigate such risks could adversely affect our financial condition and results of operations.
A significant portion of our customer transactions requires the collection of customer data, such as credit card information. We and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we have security measures related to our systems and the privacy of our customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information and/or disrupt our operations.
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
Our exposure to financial and reputational risks under the GDPR has significantly increased as a result of our expanding European operations, in particular due to our MetaPack acquisition. See “Risks Related to Our Industry - Our business is subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations including those regarding privacy, and our results of operations, financial condition and reputation may be adversely affected by the demands of compliance and/or by our liability for any failure to comply,” above. Even without any cyber event or data breach, our compliance costs will be significantly increased.

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

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•	make it more likely that we experience an event of default or other event that could result in the acceleration of our obligations to repay our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness;

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes; and

•
adversely affect our financial results as the interest rate on our current debt is subject to changes in the London Interbank Offered Rate (LIBOR) and changes in certain financial measures, and the interest rate on any indebtedness we may incur in the future may be subject to similar interest rate changes and thus could increase in future periods. The LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform, which may cause LIBOR to disappear entirely after 2021 or to perform differently than in the past, and while we expect that reasonable alternatives to LIBOR will be implemented prior to the 2021 target date, we cannot predict the consequences and timing of these developments, and they could include an increase in our interest expense and/or a reduction in our interest income.

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
Our cash equivalents and investments may be comprised of money market, asset-backed securities and public corporate debt securities.  Global credit and capital markets can be suddenly and unexpectedly impaired, such as during the 2008 global financial crisis, and there can be no assurance that such markets will recover quickly or at all. Declines in the fair value of securities in our investment portfolio could lead to an increased risk that an other-than-temporary impairment exists. Uncertainties in the credit and capital markets or credit rating downgrades on any investments in our portfolio could cause impairment to our investment portfolio, which could negatively affect our financial condition, cash flow, and reported earnings.
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
To the extent our e-commerce business expands globally, we may be subject to increased customs and regulatory risks from cross-border transactions, and fluctuations in foreign currency exchange rates.
To the extent we expand our operations to include international sales generated by customers processing transactions through our platform, our international e-commerce business will be subject to significant trade regulations, taxes, and duties in the applicable jurisdictions. Our growing exposure, as well as any changes, to these regulations could potentially impose increased documentation and delivery requirements on us, increase our costs, delay delivery times, and subject us to additional liabilities, each of which could diminish our ability to compete in international markets and adversely affect our revenues and profitability.
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
As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price. In the past, plaintiffs have often brought securities class action litigation against companies following periods of volatility in the market price of their securities. For example, on February 28, 2019 and March 13, 2019, we and certain of our officers were sued in putative class action lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements, and from May 2019 through October 2019 several purported shareholder derivative lawsuits were filed alleging breaches of fiduciary duties by our officers and/or directors and violations of the Securities Exchange Act of 1934, among other things. See Item 3, "Legal Proceedings," below. We may be the target of additional litigation of these types in the future as well. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business.
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
Stamps.com segment properties
Our corporate headquarters are located in El Segundo, California, U.S. where we own a 99,600 square foot facility. We lease additional office space in the following U.S. states: California, Missouri and Texas.
MetaPack segment properties
We lease office space in Atlanta, Georgia, U.S.; London, England; and Zielona Góra, Poland.
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

On February 28, 2019 and March 13, 2019, two putative class action complaints were filed against us in the United States District Court for the Central District of California, Western Division. One of the two putative class actions was dismissed without prejudice, and in the other case, styled as Karinski v. Stamps.com, Inc. et al, Case 2:19-cv-01828 (the “Securities Class Action”), the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. Lead plaintiff filed a consolidated complaint in August 2019, purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and May 8, 2019, alleging violations of the Securities Exchange Act of 1934 based on public disclosures that were purportedly rendered misleading based on certain uses of reseller rates. We filed a motion to dismiss in October 2019, and our motion to dismiss was granted in part and denied in part in January 2020. We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On May 16, 2019 and May 21, 2019, two purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Western Division, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seeking unspecified damages, attorneys' fees and costs. The two cases have been consolidated as In re Stamps.com Stockholder Derivative Litigation, Case 2:19-cv-04272 and co-lead plaintiffs and co-lead counsel have been appointed. The case has been stayed since July 2019. We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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
Market For our Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “STMP”. As of January 31, 2020, there were approximately 302 stockholders of record of our common stock. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2014 to December 31, 2019 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) NASDAQ Internet Index, an equal-dollar-weighted index composed of leading companies involved in Internet commerce, service and software. The graph assumes that $100 was invested on December 31, 2014 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.
The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31,	Year Ended December 31,
Company/Index	2014	2015	2016	2017	2018	2019
Stamps.com Inc.	$100.00	$228.40	$238.90	$391.75	$324.32	$174.04
NASDAQ Market Index	$100.00	$105.73	$113.66	$145.76	$140.10	$189.45
NASDAQ Internet Index	$100.00	$119.79	$123.99	$174.09	$165.98	$214.74
Dividend Policy
We did not pay any dividends during 2019 or 2018.
Future declaration and payment of dividends will be in the discretion of our board of directors and will be dependent upon our future earnings, financial condition and capital requirements. Our Credit Agreement also imposes certain requirements in order for us to make dividend payments.
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 with respect to shares of our common stock that may be issued under our existing stock incentive plans:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under the equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	3,933,000	$81.46	449,000
Equity compensation plans not approved by security holders: Stock Options (1)	348,000	$215.01	0
Total	4,281,000		449,000
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
Recent Sales of Unregistered Securities
We did not have any unregistered sales of common stock during 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
October 1, 2019 – October 31, 2019	28,975	$79.35	28,975	$24,081
November 1, 2019 – November 30, 2019	22,176	$87.36	22,176	$22,143
December 1, 2019 – December 31, 2019	24,841	$83.71	24,841	$20,064

On March 8, 2019, our board of directors approved a $60 million share repurchase plan which was scheduled to expire in September 2019. On May 1, 2019, our board of directors adjusted the repurchase parameters of the plan such that it was expected to repurchase a further $9 million, between May 9, 2019 and the plan's initially scheduled expiration in September 2019 in addition to the $24 million purchased under the plan prior to such period. On July 29, 2019 and October 31, 2019, our board of directors approved further adjustments to the plan to extend its term. On February 13, 2020, our board of directors approved a new share repurchase plan, which became effective February 24, 2020, that replaced our prior stock repurchase plan and authorized the Company to repurchase up to $40 million of stock over the six months following its effective date. On February 28, 2020, our Board of Directors adjusted the repurchase parameters of the plan in response to increased market volatility, and the plan is now expected to repurchase an aggregate of approximately $19 million through the plan's expiration in August 2020.
From time to time we withhold shares of our stock to satisfy income tax obligations related to performance-based or restricted equity awards. See Note 2 - "Summary of Significant Accounting Policies-Treasury Stock" in our Notes to Consolidated Financial Statements included elsewhere in this filing.
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

ITEM 6. SELECTED FINANCIAL DATA.
We have derived the selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements not included in this Form 10-K. The following data should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and our financial statements, including the notes thereto, included elsewhere in this Report. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the full year.

	Year Ended December 31,
	2019	2018 (1,2)	2017	2016 (3)	2015 (4)
	(in thousands, except per share data)
Statement of Operations Data:
Mailing and Shipping revenue	$557,124	$567,295	$449,372	$350,591	$206,687
Customized postage revenue	14,726	19,583	19,244	13,615	7,229
Other revenue	—	52	93	99	41
Total revenues	571,850	586,930	468,709	364,305	213,957
Cost and expenses:
Cost of revenues	155,216	126,909	79,226	62,972	43,935
Sales and marketing	134,226	112,080	91,222	78,830	56,144
Research and development	78,041	56,591	46,208	35,158	20,711
General and administrative	110,804	96,951	88,550	67,125	42,399
Contingent consideration charges	—	—	—	—	46,088
Litigation settlement	—	—	—	—	10,000
Income (loss) from operations	93,563	194,399	163,503	120,220	(5,320)
Foreign currency exchange gain (loss), net	(506)	(992)	—	—	—
Interest expense	(2,513)	(2,595)	(3,669)	(3,552)	(397)
Interest income and other income, net	205	102	414	306	146
Income (loss) before income taxes	90,749	190,914	160,248	116,974	(5,571)
Income tax expense (benefit)	31,520	22,272	9,645	41,745	(1,373)
Net income (loss)	$59,229	$168,642	$150,603	$75,229	$(4,198)
Basic net income (loss) per share	$3.43	$9.39	$8.81	$4.36	$(0.26)
Diluted net income (loss) per share	$3.33	$8.99	$8.19	$4.12	$(0.26)
Weighted average shares outstanding used in basic per-share calculation	17,260	17,952	17,099	17,245	16,436
Weighted average shares outstanding used in diluted per-share calculation	17,795	18,762	18,387	18,251	16,436

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$156,307	$113,757	$153,903	$108,443	$75,208
Working capital	90,015	78,372	156,154	87,888	4,784
Debt, net of debt issuance costs	50,188	60,643	69,034	147,354	161,620
Total assets	902,496	852,774	679,104	610,129	528,614
Total stockholders’ equity	665,625	613,665	497,813	372,712	238,969
(1) Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenues represented the amount paid to our insurance providers.
(2) The third and fourth quarter results of 2018 through the results of 2019 include the impact of the Company's acquisition of MetaPack.
(3) The third and fourth quarter results of 2016 through the results of 2019 include the impact of the Company’s acquisition of ShippingEasy.
(4) The fourth quarter results of 2015 through the results of 2019 include the impact of the Company’s acquisition of Endicia.

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
Overview
Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States (U.S.) and Europe. Our portfolio of solutions are marketed under the brand names Stamps.com®, Endicia®, MetaPack®, ShippingEasy®, ShipEngine®, ShipStation®, and ShipWorks®. Our software solutions allow customers to print mailing and shipping labels for multiple carriers around the world through downloadable software, web-based user interfaces (UIs) and application programming interfaces (APIs). Our solutions provide our customers with access to discounted carrier rates for select carriers, including USPS® and UPS® and advanced functionality users can leverage for both improved operational efficiency and financial savings.  Our customers primarily include small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers and high volume shippers including warehouses, fulfillment houses and omni-channel retailers.
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
Acquisitions
MetaPack
On August 15, 2018, we, through our wholly owned subsidiary Pacific Shelf 1855 Limited, completed our acquisition of MetaPack Limited. The net purchase price totaled approximately £171 million, or $218 million using the August 15, 2018 GBP to USD exchange rate, and was funded from then current cash and investment balances.
In connection with the acquisition, we granted inducement stock options for an aggregate of 320,250 shares of Stamps.com common stock to 72 MetaPack employees.
Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.
Results of Operations
The results of our operations during the year ended December 31, 2019 include MetaPack's operations. The results of our operations during the year ended December 31, 2018 include MetaPack’s operations beginning on the August 15, 2018 acquisition date. Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description. Accordingly, care should be used in comparing periods that include the operations of MetaPack with those that do not include such operations.
The results of our operations during the year ended December 31, 2018 include service revenues paid directly to us by the USPS for certain classes of shipping labels ("Package Incentive Payments") under an agreement that terminated on December 31, 2018. The results of our operations during the year ended December 31, 2019 do not include any Package Incentive Payments. Accordingly, care should be used in comparing periods that include Package Incentive Payments with those that do not include Package Incentive Payments.

Years Ended December 31, 2019 and 2018
Total revenue decreased 3% to $571.9 million in 2019 from $586.9 million in 2018. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $557.1 million in 2019, a decrease of 2% from $567.3 million in 2018. Customized postage revenue decreased 25% to $14.7 million in 2019 from $19.6 million in 2018.
The following table sets forth the breakdown of revenue for 2019 and 2018 and the resulting percent change (revenue in thousands):

	2019	2018	% Change
Revenues
Service	$523,528	$530,682	(1.3)%
Product	20,494	20,424	0.3%
Insurance	13,102	16,189	(19.1)%
Mailing and shipping revenue	557,124	567,295	(1.8)%
Customized postage	14,726	19,583	(24.8)%
Other	—	52	(100.0)%
Total revenues	$571,850	$586,930	(2.6)%
We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average revenue per paid customer (ARPU) as mailing and shipping revenue divided by paid customers.
The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average
2019	736	742	743	750	743
2018	740	737	732	736	736
The following table sets forth the change in paid customers and ARPU for our mailing and shipping business (in thousands except ARPU and percentage):

	2019	2018	% Change
Paid customers for the year	743	736	0.9%
ARPU	$750	$771	(2.7)%
Mailing and shipping revenue	$557,124	$567,295	(1.8)%
The number of paid customers increased by 0.9% in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily as a result of our customer acquisition efforts.
Our ARPU decreased by 2.7% in the year ended December 31, 2019 compared to the year ended December 31, 2018. This was primarily attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments in the 2018 period, partially offset by revenues from MetaPack which did not have a full year of revenue in the comparable period of 2018 and a year-over-year increase in consolidation services revenues.

Revenue by Product
The following table shows our components of revenues and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	2019	2018
Revenues
Service	$523,528	$530,682
Product	20,494	20,424
Insurance	13,102	16,189
Customized postage	14,726	19,583
Other	—	52
Total revenues	$571,850	$586,930
Revenue as a percentage of total revenues
Service	91.5%	90.4%
Product	3.6%	3.5%
Insurance	2.3%	2.8%
Customized postage	2.6%	3.3%
Other	0.0%	0.0%
Total revenue	100.0%	100.0%
Our revenue is derived primarily from five sources: (1) service and transaction related revenues from our mailing services, our multi-carrier shipping services, and our mailing and shipping integrations; (2) product revenue from the direct sale of consumables and supplies through our supplies stores; (3) package insurance revenue from our branded insurance offerings; (4) customized postage revenue from the sale of customized postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers.
Service revenue is recognized over time for each month that customers have access to our platform or at a point in time when assets are transferred to the customer. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform, in which case revenue is earned over the period of time that the customers have access to the platform which is typically month-to-month; (2) we have been, and in the future potentially could be, compensated directly by our carriers for shipping labels printed that meet certain requirements, in which case revenue is earned over time, which is typically in the same month that the relevant labels are printed; (3) we may earn revenue from customers when they purchase postage, print shipping labels or perform other transactions using our solutions, in which case revenue is earned at the point in time we transfer an asset to the customer and have a present right of payment for the asset transferred; (4) we may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners, in which case revenue is earned at a point in time, which is typically when the customer purchases postage or prints a shipping label; and (5) we may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners, in which case revenue is recognized at a point in time, which is when we have fulfilled our performance obligations.
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in 2019, 2018 or 2017.
Customers may purchase delivery services from carriers through our mailing and shipping solutions.  When funds are transferred directly from customers to the carrier, these funds are not recognized as revenue. We also provide mailing and shipping services for which the cost of postage or delivery is included in the cost of the service and, therefore, is recognized as service revenue.

During the second quarter of 2019, we became aware of potential adverse amendments, renegotiations, changes, or termination of certain contracts between the USPS and certain of our strategic partners who are part of the USPS’s reseller program, and through which we derive material revenues and profits. During the fourth quarter of 2019, we became aware that the USPS successfully renegotiated with certain of their reseller partners. While we no longer expect adverse amendments, renegotiations, changes, or termination of these contracts in the foreseeable future, the risk of such events remains. For a description of some of the recent and potential future changes to our shipping and mailing business and related risks, see "Risk Factors--Risks Related to our Industry--The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance," "Risk Factors--Risks Related to our Industry--The USPS or other carriers could modify, discontinue or terminate agreements and other financial compensation arrangements, which would have an adverse effect on our revenue and operating results," "Risk Factors--Risks Related to our Industry--The USPS, other carriers or our integration partners could cause discounts our customers receive to be diminished or terminated, which would have an adverse effect on our results of operations, reputation and competitiveness," and "Risk Factors--Risks Related to our Industry--Strategic business partners or carriers could modify or terminate agreements and other financial compensation arrangements, which could materially adversely affect our results of operations and prospects."

Service revenue decreased 1% to $523.5 million in 2019 from $530.7 million in 2018. The decrease in service revenue was driven by a 2.2% decrease in our average service revenue per paid customer (Service Revenue ARPU), partially offset by a 0.9% increase in our annual average paid customers.
The decrease in our Service Revenue ARPU in 2019 was primarily attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments in the 2018 period, partially offset by revenues from MetaPack which did not have a full year of revenue in the comparable period of 2018 and a year-over-year increase in consolidation services revenues.

Product revenue was consistent with $20.5 million in 2019 and $20.4 million in 2018. Product revenue is primarily driven by label sales, such as NetStamps, which are used for mailing. The increase in product revenue was not material to the consolidated financial statements.
Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers.  For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenue represented the amount paid to our insurance providers. Insurance revenue decreased 19% to $13.1 million in 2019 from $16.2 million in 2018. Our insurance revenue decreased year over year primarily due to the change to recognizing revenue on the net basis of accounting beginning October 1, 2018 as described above.
Customized postage revenue decreased 25% to $14.7 million in 2019 from $19.6 million in 2018. The decrease was primarily attributable to the decrease in high volume customer orders.

Cost of Revenue
The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	2019	2018
Cost of revenues
Service	$137,716	$101,921
Product	6,349	6,153
Insurance	—	2,945
Customized postage	11,151	15,890
Total cost of revenues	$155,216	$126,909
Cost as percentage of associated revenue
Service	26.3%	19.2%
Product	31.0%	30.1%
Insurance	0.0%	18.2%
Customized postage	75.7%	81.1%
Total cost as a percentage of total revenues	27.1%	21.6%
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
Cost of service revenue increased 35% to $137.7 million in 2019 from $101.9 million in 2018. The increase is primarily attributable to the growth of our consolidation services and the acquisition of MetaPack in 2018.
Cost of service revenue as a percent of service revenue increased from 19% in 2018 to 26% in 2019. The increase is primarily attributable to: (i) the relative increase in consolidation services revenue, which has a lower margin; (ii) the decrease in service revenue attributable to the termination of our agreement with the USPS that provided for Package Incentive Payments; and (iii) the acquisition of MetaPack, which has a lower margin.
Cost of product revenue increased 3% to $6.3 million in 2019 from $6.2 million in 2018. The increase was not material to the consolidated financial statements.
Cost of product revenue as a percent of product revenue increased from 30% in 2018 to 31% in 2019. The increase was not material to the consolidated financial statements.
The decrease in cost of insurance revenue to zero in 2019 from $2.9 million in 2018 was due to the change to recognizing revenue on a net basis of accounting beginning October 1, 2018 as described in the previous section.
Cost of insurance revenue as a percent of insurance revenue was 18% in 2018.
Cost of customized postage revenue decreased 30% to $11.2 million in 2019 from $15.9 million in 2018. The decrease in cost of customized postage revenue was primarily attributable to the decrease in our customized postage volume as a result of the decrease in high volume customer orders.
Cost of customized postage revenue as a percent of customized postage revenue declined from 81% in 2018 to 76% in 2019. The decrease was primarily due to the relative decrease in high volume customer orders.

Operating Expenses
The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	2019	2018
Operating expenses:
Sales and marketing	$134,226	$112,080
Research and development	78,041	56,591
General and administrative	110,804	96,951
Total operating expenses	$323,071	$265,622
Operating expenses as a percent of total revenues:
Sales and marketing	23.5%	19.1%
Research and development	13.6%	9.6%
General and administrative	19.4%	16.5%
Total operating expenses as a percentage of total revenues	56.5%	45.3%
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
Sales and marketing expense increased 20% to $134.2 million in 2019 from $112.1 million in 2018. The increase is primarily due to an increase in headcount-related expenses including stock-based compensation of $11.6 million and an increase in discretionary and sales volume-based partner marketing spend of $7.7 million. Headcount-related expenses increased primarily due to the acquisition of MetaPack and to hiring outside of MetaPack.
Sales and marketing expense as a percent of total revenue was 23% in 2019 and 19% in 2018. Sales and marketing expense as a percentage of total revenue increased primarily due to the increases in sales and marketing expense described in the paragraph above and the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments, partially offset by revenues from MetaPack which did not have a full year of revenue in the comparable period in 2018 and a year-over-year increase in consolidation services revenues.
Research and Development
Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.
Research and development expense increased 38% to $78.0 million in 2019 from $56.6 million in 2018. The increase is primarily due to a $14.6 million increase in headcount-related expense including stock-based compensation and a $2.7 million increase in allocated information technology expenses. Headcount-related expenses increased primarily due to the acquisition of MetaPack and to hiring to support our expanded product offerings and technology infrastructure investments.
Research and development expense as a percent of total revenue was approximately 14% in 2019 and 10% in 2018. Research and development expense as a percentage of total revenue increased primarily due to the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments, the acquisition of MetaPack which had higher research and development expense as a percent of total revenue, and increases in the following non-MetaPack research and development expenses: headcount-related expenses including stock-based compensation and allocated information technology expenses, partially offset by the increase in consolidation services revenue.

General and Administrative
General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense increased 14% to $110.8 million in 2019 from $97.0 million in 2018. The increase was primarily attributable to a $12.5 million increase in MetaPack general and administrative expense and the following non-MetaPack general and administrative expenses: (a) a $7.1 million increase in USPS related expenses, (b) a $1.0 million increase in legal fees primarily related to class action lawsuits, and (c) other general increases in operating expenses, partially offset by (1) a decrease in indirect tax liabilities of $5.6 million and (2) professional service and settlement expenses related to corporate development and litigation activities of $3.1 million recorded in the 2018 year with no comparable amounts incurred in the 2019 year.
General and administrative expense as a percent of total revenue was approximately 19% in 2019 and 17% in 2018. General and administrative expense as a percentage of total revenue increased primarily due to the net increases in general and administrative expense described in the paragraph above as well as the decrease in revenue attributable to the termination of our agreement with the USPS which provided for Package Incentive Payments, and the acquisition of MetaPack which had higher general and administrative expense as a percent of total revenue, partially offset by the increase in consolidation services revenue.
Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange losses, net of $506,000 in 2019 and $992,000 in 2018 were not material to the consolidated financial statements.
Interest Income and Other Income
Interest income and other income primarily consists of interest income from cash and cash equivalents. Interest income and other income increased to $205,000 in 2019 from $102,000 in 2018. Interest income and other income is not material to the consolidated financial statements.
Interest Expense
Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense was $2.5 million in 2019 compared to $2.6 million in 2018. Interest expense in 2019 was affected primarily by higher interest rates and lower outstanding debt balances under our credit facility.
See Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further discussion.
Provision for Income Taxes
For the years ended December 31, 2019 and 2018, income tax expense was $31.5 million and $22.3 million, respectively. The increase in income tax expense in the current year period is primarily due to reduced excess tax benefits related to the exercise of fewer employee stock options as compared to the prior period, partially offset by lower income before income taxes as compared to the prior period.
As of December 31, 2019 and 2018, we had net deferred tax assets of approximately $15.6 million and $11.2 million, respectively. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC 740, Income Taxes based on all available positive and negative evidence, including our recent earnings trend and expected future income.

Segment Analysis

We acquired MetaPack on August 15, 2018, and, accordingly, there is no inclusion of MetaPack’s results prior to our ownership within this Report. Given the absence of MetaPack data in our results prior to our ownership of MetaPack, and the inclusion of segment financial information contained in Note 13 to the Notes to Consolidated Financial Statements contained in this Report, we believe that, as of the filing of this Report, a segment presentation in this Management's Discussion and Analysis of Results of Operations section is not necessary to form an understanding of our overall business. We intend to provide a segment analysis in our future Management's Discussion and Analysis of Results of Operations sections when appropriate to facilitate an understanding of our business.

Trend Analysis
We expect our mailing and shipping revenue to increase in 2020 compared to 2019. Our mailing and shipping revenue is partly dependent on our ability to increase our sales and marketing spend to acquire new customers and to retain our existing customers. To the extent we are not able to achieve our target increase in spending and acquire or retain customers, this would negatively impact our 2020 mailing and shipping revenue growth expectations.
We expect customized postage revenue to decline in 2020 compared to 2019, due to certain high volume business purchases occurring in 2019, which may not be repeated in 2020. High volume business orders for customized postage can fluctuate significantly from quarter to quarter and therefore historical trends may not be indicative of future results for customized postage revenue.
We expect our sales and marketing expenses to be higher in 2020 as compared to 2019 and we expect the percent increase in sales and marketing expense in 2020 to be less than the percent increase in 2019. The increases are as a result of the annualized effect of our headcount investments in 2019, and our plan to increase our investments in headcount resources in 2020 to drive growth. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.
We expect research and development expenses to be higher in 2020 as compared to 2019 and we expect the percent increase in research and development expense in 2020 to be less than the percent increase in 2019. The increases are a result of the annualized effect of our headcount investments in 2019, and our plan to increase our investments in headcount resources in 2020 to drive growth.
We expect general and administrative expenses to be higher in 2020 as compared to 2019 and we expect the percent increase in general and administrative expense in 2020 to be less than the percent increase in 2019. The increase is a result of the annualized effect of our headcount investments in 2019, and our plan to increase our investments in headcount resources in 2020.
We expect our stock-based compensation expense to be lower in 2020 compared to 2019 due to a decrease in the weighted average grant date fair values in non-vested options at December 31, 2019.
Absent additional borrowings, we expect our interest expense in 2020 to be lower than 2019 due to lower outstanding debt balances under our credit facility.
We expect our effective tax rate for 2020 to be higher than 2019; however, there are factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.

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
Years Ended December 31, 2018 and 2017
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019 for a discussion of our results of operations for the year ended December 31, 2018.
Liquidity and Capital Resources
Changes in cash and cash equivalents for the year ended December 31, 2019 and December 31, 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	Change
Net cash provided by operating activities	$137,153	$276,081	$(138,928)
Net cash used in investing activities	(2,256)	(211,398)	209,142
Net cash used in financing activities	(92,762)	(104,777)	12,015
Effect of exchange rate changes	415	(52)	467
Net increase (decrease) in cash and cash equivalents	$42,550	$(40,146)	$82,696

As of December 31, 2019 and 2018, we had $156.3 million and $113.8 million, respectively, primarily in cash and cash equivalents.
Net cash provided by operating activities was approximately $137.2 million in 2019 and $276.1 million in 2018. The decrease in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: (1) a decrease in net income of $109.4 million, (2) a decrease in deferred income tax expense of $14.0 million, and (3) an $11.1 million decrease in cash flows due to an increase in other current assets.
Net cash used in investing activities was approximately $2.3 million in 2019 and $211.4 million in 2018. The decrease in net cash used in investing activities was primarily due to the acquisition of MetaPack on August 15, 2018 for $208.5 million, net of cash acquired.
Net cash used in financing activities was approximately $92.8 million in 2019 and $104.8 million in 2018. The decrease in net cash used in financing activities was primarily due to the decrease in common stock repurchases of $72.0 million and the full repayment of MetaPack's revolving credit facility balance of approximately $12.7 million immediately following the acquisition of MetaPack in 2018, partially offset by the decrease in proceeds received from exercise of stock options of $44.3 million and the decrease in proceeds from short term financing obligations, net of repayments, of $29.4 million due to repayments in 2019.

Significant contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations (1)	$50,531	$50,531	$—	$—	$—
Estimated Interest on Debt Obligations (2)	1,272	1,272	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (3)	21,124	5,420	8,805	4,480	2,419
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$72,927	$57,223	$8,805	$4,480	$2,419
(1) Amounts represent cash principal payments for the Company's Credit Agreement which is described in more detail below.
(2) Amounts represent estimated cash payments for interest related to the Company's Credit Agreement assuming an interest rate of 3.05% which is our interest rate as of December 31, 2019.
(3) Amounts represent the undiscounted cash lease payments under non-cancelable leases.
On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. The Credit Agreement is secured by substantially all of our assets. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with debt issuance costs was approximately $373,000 in each of the years ended December 31, 2019 and 2018. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million.
Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the LIBOR plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of December 31, 2019, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.05%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2019, we were in compliance with the covenants of the Credit Agreement.
The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments. As of December 31, 2019, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.50 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million. As of December 31, 2019, our Consolidated Total Leverage Ratio was 0.31 to 1.00, our Fixed Charge Coverage Ratio was 2.07 to 1.00 and our Liquidity was approximately $239 million. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.
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
Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The Company’s outstanding debt held by third party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s debt is not publicly traded and the carrying amount typically approximates fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 fair value inputs as defined in Note 6 in our Consolidated Financial Statements.
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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. As of December 31, 2019, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis. No instances of impairment to the Company's goodwill were identified during our October 1, 2019, October 1, 2018, or October 1, 2017 reviews.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2019, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis. The Company concluded that it was more likely than not the fair value of each of the Company’s intangible assets not subject to amortization was in excess of its respective carrying value during our October 1, 2019, October 1, 2018, or October 1, 2017 reviews.
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
Service revenue is recognized over time for each month that customers have access to our platform or at a point in time when assets are transferred to the customer. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform, in which case revenue is earned over the period of time that the customers have access to the platform which is typically month-to-month; (2) we have been, and in the future potentially could be, compensated directly by our carriers for shipping labels printed that meet certain requirements, in which case revenue is earned over time, which is typically in the same month that the relevant labels are printed; (3) we may earn revenue from customers when they purchase postage, print shipping labels or perform other transactions using our solutions, in which case revenue is earned at the point in time we transfer an asset to the customer and have a present right of payment for the asset transferred; (4) we may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners, in which case revenue is earned at a point in time, which is typically when the customer purchases postage or prints a shipping label; and (5) we may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners, in which case revenue is recognized at a point in time, which is when we have fulfilled our performance obligations.
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in 2019, 2018 or 2017.
Customers may purchase delivery services from carriers through our mailing and shipping solutions.  When funds are transferred directly from customers to the carrier, these funds are not recognized as revenue. We also provide mailing and shipping services for which the cost of postage or delivery is included in the cost of the service and, therefore, is recognized as service revenue.

During the second quarter of 2019, we became aware of potential adverse amendments, renegotiations, changes, or termination of certain contracts between the USPS and certain of our strategic partners who are part of the USPS’s reseller program, and through which we derive material revenues and profits. During the fourth quarter of 2019, we became aware that the USPS successfully renegotiated with certain of their reseller partners. While we no longer expect adverse amendments, renegotiations, changes, or termination of these contracts in the foreseeable future, the risk of such events remains. For a description of some of the recent and potential future changes to our shipping and mailing business and related risks, see "Risk Factors--Risks Related to our Industry--The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance," "Risk Factors--Risks Related to our Industry--The USPS or other carriers could modify, discontinue or terminate agreements and other financial compensation arrangements, which would have an adverse effect on our revenue and operating results," "Risk Factors--Risks Related to our Industry--The USPS, other carriers or our integration partners could cause discounts our customers receive to be diminished or terminated, which would have an adverse effect on our results of operations, reputation and competitiveness," and "Risk Factors--Risks Related to our Industry--Strategic business partners or carriers could modify or terminate agreements and other financial compensation arrangements, which could materially adversely affect our results of operations and prospects."

Product revenue consists of products sold through the mailing and shipping supplies stores which are available to our customers from within some of our mailing and shipping solutions. Products sold include mailing labels, shipping labels, thermal printers, scales, and other mailing and shipping-focused office supplies. We recognize product revenue on product purchases upon shipment of orders to customers.
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
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2019, 2018 or 2017.
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

The adoption of the new standard on January 1, 2019 resulted in recording operating lease ROU assets and operating lease liabilities of approximately $11.8 million and $13.6 million, respectively. The adoption did not impact our beginning retained earnings, or our prior year consolidated statements of operations and cash flows.

For information regarding the accounting policy and required disclosures under the new standard, see “Summary of Significant Accounting Policies - Leases” and Note 14 - “Leases,” respectively.

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

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, a standard that replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. The guidance will become effective for the Company on January 1, 2020 using a modified retrospective approach with early adoption permitted. We are finalizing our evaluation of the impact of adopting this guidance on the Company's consolidated financial statements. We do not expect the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. The Credit Agreement is secured by substantially all of our assets. As of December 31, 2019, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $50.5 million. Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the LIBOR plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of December 31, 2019, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.05%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound Sterling. Accordingly, changes in exchange rates could negatively affect our results. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
We do not hold or issue financial instruments for trading purposes. We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. Nor do we use forwards, options or other derivative instruments to hedge our forecast cash flow currency exposures, our foreign currency intercompany transactions or otherwise. However, we may adopt specific hedging strategies in the future. Our cash balances would not be materially affected by significant changes in exchange rates.
Our cash equivalents consist of money market securities and had weighted average maturity of 1 day and a weighted average interest rate of 1.6% at December 31, 2019. Our cash equivalents and investments approximated $156.3 million at December 31, 2019. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2019.
Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2019, which is included herein.
Changes in internal controls
During the quarter ended December 31, 2019, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Stamps.com Inc. and subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Stamps.com Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stamps.com, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
March 2, 2020

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required under this item is incorporated by reference herein to our proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end, including under the captions "PROPOSAL ONE: ELECTION OF DIRECTORS," and "MANAGEMENT."

ITEM 11.	EXECUTIVE COMPENSATION.
The information required under this item is incorporated by reference herein to our proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end, including under the captions "DIRECTOR COMPENSATION," and "EXECUTIVE COMPENSATION."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required under this item is incorporated by reference herein to our proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end, including under the caption "BENEFICIAL OWNERSHIP OF SECURITIES," and by reference herein to Item 5 of Part II of this Annual Report on Form 10-K, under the caption "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this item is incorporated by reference herein to our proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end, including under the captions "BOARD COMMITTEES AND MEETINGS AND CORPORATE GOVERNANCE -- Director Independence," and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item is incorporated by reference herein to our proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end, including under the caption "INDEPENDENT AUDITORS' FEES AND SERVICES."

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
3.    Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company and Amendments thereto.(11)
3.2	Amended and Restated Bylaws of the Company.(3)
4.1	Specimen common stock certificate.(4)
4.2	Description of Securities (26)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2) +++
10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7) +++
10.5	1999 Employee Stock Purchase Plan (as amended and restated on February 9, 2000).(6) +++
10.6	Form of Amended and Restated Indemnification Agreement between the Company and its directors and officers.(18) +++
10.7	Form of Stamps.com Inc. February 26, 2018 Equity Inducement Award. (26)
10.8	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5) +++
10.9	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5) +++
10.10	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++
10.11	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5) +++
10.12	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5) +++
10.13	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++
10.14	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5) +++
10.15	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5) +++

Exhibit Number	Description
10.16	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5) +++
10.17	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5) +++
10.18	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5) +++
10.19	Stock Purchase Agreement (12) +++
10.20	2010 Equity Incentive Plan.(25) +++
10.21	2014 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17) +++
10.22	2016 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17) +++
10.23	2018 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(13) +++
10.24	Form of Stock Option Agreement.(14) +++
10.25	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)
10.26	Agreement of Purchase And Sale and Joint Escrow Instructions.(16)
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

10.34	Consulting Agreement, dated as of July 31, 2017, between James Bortnak and Stamps.com Inc. (8)
10.35	Stamps.com Inc. 2016 ShippingEasy Equity Inducement Plan (9)
10.36	Form of Award Agreement to Stamps.com Inc. 2016 ShippingEasy Equity Inducement Plan (9)
10.37	Share Purchase Agreement, dated July 24, 2018, by and among MetaPack, Pacific Shelf, the Key Sellers and Stamps.com Inc. as guarantor. (24) +
10.38	Stamps.com Inc. 2018 MetaPack Equity Inducement Plan. (26)
10.39	Form of Non-CSOP Award Agreement to Stamps.com Inc. 2018 MetaPack Equity Inducement Plan. (26)
10.40	Form of CSOP Award Agreement to Stamps.com Inc. 2018 MetaPack Equity Inducement Plan. (26)
14	Code of Ethics.(10)
21	List of Subsidiaries.(26)
23.1	Consent of Ernst & Young LLP.(26)

Exhibit Number	Description
24.1 24.2 24.3	Power of Attorney by Mohan P. Ananda.(26) Power of Attorney by David C. Habiger.(26) Power of Attorney by G. Bradford Jones.(26)
24.4	Power of Attorney by Katie Ann May.(26)
24.5	Power of Attorney by Theodore R. Samuels.(26)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(26)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(26)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(26) (furnished, not filed)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(26) (furnished, not filed)

Type	XBRL Exhibit
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (File No. 333-77025).

(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 1999 (File No. 333-77025).

(3)	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2018 (File No. 000-26427).

(4)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 22, 1999 (File No. 333-77025).

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 1999 (File No. 333-81733).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000 (File No. 333-33648).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 1, 2000 (File No. 333-42764).

(8)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2017 (File No. 000-26427).

(9)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 28, 2017 (File No. 333-216990)

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
None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stamps.com Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company earns revenue from various revenue streams including: (1) service revenue from subscriptions, customers purchasing postage or printing shipping labels, transaction fees from the use of the Company’s solutions, fees from certain revenue share arrangements or other fees, (2) product revenue from the sale of mailing and shipping supplies, (3) insurance revenue from the sale of parcel insurance, and (4) sale of customized postage. The Company’s process for revenue recognition differs between these revenue streams.

The Company’s revenue recognition processes utilize multiple proprietary systems and tools for the initiation, processing and recording of transactions which include a high volume of individually low monetary value transactions. These processes are dependent on the effective design and operation of multiple systems, processes, data sources and controls which required significant audit effort.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for revenue from contracts with customers. With the assistance of our information technology professionals, we identified and tested controls over relevant systems and tools used for the initiation, processing and recording of revenue, which included controls related to access to the relevant systems and data, changes to the relevant systems and interfaces, and configuration of the relevant systems.

Among other procedures, to test the Company’s accounting for revenue from contracts with customers, we performed data analytics by extracting data from the Company’s systems to evaluate the completeness and accuracy of recorded revenue. We also, on a sample basis, performed transactional testing. Specifically, we reviewed a sample of executed agreements, vouched cash receipts, and re-calculated revenue recognized and related amounts. Additionally, we performed various analytical review procedures (i.e. disaggregated revenue analysis and gross margin analysis) to assess the reasonableness of the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Los Angeles, California
March 2, 2020

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$156,307	$113,757
Accounts receivable, net	74,898	83,595
Current income taxes	300	8,465
Prepaid expenses	20,447	13,072
Other current assets	22,731	10,722
Total current assets	274,683	229,611
Property and equipment, net	32,983	36,337
Goodwill	384,540	381,710
Intangible assets, net	145,063	163,859
Deferred income taxes, net	27,056	29,874
Lease right-of-use assets	17,697	—
Other assets	20,474	11,383
Total assets	$902,496	$852,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$121,853	$133,626
Deferred revenue	8,015	7,159
Current portion of debt, net of debt issuance costs	50,188	10,454
Current portion of lease right-of-use liabilities	4,612	—
Total current liabilities	184,668	151,239
Long-term debt, net of debt issuance costs	—	50,189
Deferred income taxes, net	11,455	18,665
Long-term portion of lease right-of-use liabilities	14,191	—
Other liabilities	26,557	19,016
Total liabilities	236,871	239,109
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.001 par value per share; Authorized shares: 47,500 in 2019 and 2018; Issued shares: 33,130 in 2019 and 33,042 in 2018; Outstanding shares: 17,029 in 2019 and 17,662 in 2018	56	56
Additional paid-in capital	1,098,426	1,049,669
Treasury stock, at cost, 16,101 shares in 2019 and 15,380 in 2018	(593,511)	(528,529)
Retained earnings	150,941	91,712
Accumulated other comprehensive income	9,713	757
Total stockholders’ equity	665,625	613,665
Total liabilities and stockholders’ equity	$902,496	$852,774

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Service	$523,528	$530,682	$411,272
Product	20,494	20,424	20,715
Insurance	13,102	16,189	17,385
Customized postage	14,726	19,583	19,244
Other	—	52	93
Total revenues	571,850	586,930	468,709
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	137,716	101,921	51,931
Product	6,349	6,153	6,618
Insurance	—	2,945	4,637
Customized postage	11,151	15,890	16,040
Total cost of revenues	155,216	126,909	79,226
Gross profit	416,634	460,021	389,483
Operating expenses:
Sales and marketing	134,226	112,080	91,222
Research and development	78,041	56,591	46,208
General and administrative	110,804	96,951	88,550
Total operating expenses	323,071	265,622	225,980
Income from operations	93,563	194,399	163,503
Foreign currency exchange gain (loss), net	(506)	(992)	—
Interest expense	(2,513)	(2,595)	(3,669)
Interest income and other income, net	205	102	414
Income before income taxes	90,749	190,914	160,248
Income tax expense	31,520	22,272	9,645
Net income	$59,229	$168,642	$150,603
Net income per share
Basic	$3.43	$9.39	$8.81
Diluted	$3.33	$8.99	$8.19
Weighted average shares outstanding
Basic	17,260	17,952	17,099
Diluted	17,795	18,762	18,387

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$59,229	$168,642	$150,603
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,960	753	—
Unrealized gain (loss) on investments	(4)	(2)	(5)
Comprehensive income	$68,185	$169,393	$150,598

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2016	16,897	$53	$855,344	$(252,981)	$(229,715)	$11	$372,712
Net income	—	—	—	—	150,603	—	150,603
Unrealized loss on investments	—	—	—	—	—	(5)	(5)
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	2,182	—	2,182
Issuance of shares for performance-based awards	22	—	—	—	—	—	—
Stock-based compensation expense	—	—	40,829	—	—	—	40,829
Exercise of stock options	1,612	1	63,118	—	—	—	63,119
Shares issued under the Employee Stock Purchase Plan	36	1	2,936	—	—	—	2,937
Stock repurchase, excluding tax withholding stock repurchase	(987)	—	—	(133,765)	—	—	(133,765)
Tax withholding stock repurchase	(7)	—	—	(799)	—	—	(799)
Balance at December 31, 2017	17,573	$55	$962,227	$(387,545)	$(76,930)	$6	$497,813
Net income	—	—	—	—	168,642	—	168,642
Other comprehensive income (loss)	—	—	—	—	—	751	751
Issuance of shares for performance-based awards	57	—	—	—	—	—	—
Stock-based compensation expense	—	—	36,349	—	—	—	36,349
Exercise of stock options	783	1	47,337	—	—	—	47,338
Shares issued under the Employee Stock Purchase Plan	25	—	3,756	—	—	—	3,756
Stock repurchase, excluding tax withholding stock repurchase	(755)	—	—	(136,840)	—	—	(136,840)
Tax withholding stock repurchase	(21)	—	—	(4,144)	—	—	(4,144)
Balance at December 31, 2018	17,662	$56	$1,049,669	$(528,529)	$91,712	$757	$613,665
Net income	—	—	—	—	59,229	—	59,229
Other comprehensive income (loss)	—	—	—	—	—	8,956	8,956
Issuance of shares for performance-based awards	4	—	—	—	—	—	—
Stock-based compensation expense	—	—	42,891	—	—	—	42,891
Exercise of stock options	53	—	3,049	—	—	—	3,049
Shares issued under the Employee Stock Purchase Plan	31	—	2,817	—	—	—	2,817
Stock repurchase, excluding tax withholding stock repurchase	(720)	—	—	(64,889)	—	—	(64,889)
Tax withholding stock repurchase	(1)	—	—	(93)	—	—	(93)
Balance at December 31, 2019	17,029	$56	$1,098,426	$(593,511)	$150,941	$9,713	$665,625

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$59,229	$168,642	$150,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,868	24,092	21,444
Stock-based compensation expense	42,891	36,349	40,829
Deferred income tax expense (benefit)	(1,424)	12,580	7,816
Accretion of debt issuance costs	373	372	372
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	9,052	7,015	(18,041)
Prepaid expenses	(7,815)	(5,660)	(1,200)
Other current assets	(12,024)	(886)	(168)
Current income taxes	8,176	13,879	(22,344)
Lease right-of-use assets	3,185	—	—
Other assets	(9,091)	(5,124)	(2,755)
Deferred revenue	790	2,150	13
Accounts payable and other current liabilities	12,517	9,792	15,944
Lease right-of-use liabilities	(3,400)	—	—
Other liabilities	6,826	12,880	5,310
Net cash provided by operating activities	137,153	276,081	197,823
Investing activities:
Sale of short-term investments	—	—	1,502
Sale of long-term investments	—	—	10
Purchase of long-term investments	—	—	(4)
Acquisition of MetaPack, net of cash acquired	—	(208,500)	—
Acquisition of property and equipment	(2,256)	(2,898)	(6,813)
Net cash used in investing activities	(2,256)	(211,398)	(5,305)
Financing activities:
Net proceeds from (repayments of) short term financing obligations	(22,818)	6,593	1,653
Principal payments on term loan	(10,828)	(8,764)	(6,703)
Payments on revolving credit facility	—	(12,716)	(71,990)
Proceeds from exercise of stock options	3,049	47,338	63,119
Issuance of common stock under Employee Stock Purchase Plan	2,817	3,756	2,937
Payments related to tax withholding for share-based compensation	(93)	(4,144)	(799)
Repurchase of common stock	(64,889)	(136,840)	(133,764)
Net cash used in financing activities	(92,762)	(104,777)	(145,547)
Effect of exchange rate changes	415	(52)	—
Net increase (decrease) in cash and cash equivalents	42,550	(40,146)	46,971
Cash and cash equivalents at beginning of period	113,757	153,903	106,932
Cash and cash equivalents at end of period	$156,307	$113,757	$153,903

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2019	2018	2017

Supplemental Information:
Capital expenditures accrued but not paid at period end	$34	$40	$30
Tenant improvement allowance	$—	$600	$848
Income taxes paid (refunded), net	$13,844	$(10,100)	$23,480
Interest paid	$2,141	$2,701	$3,580
Cash paid for amounts included in the measurement of lease liabilities included in cash provided by operating activities	$4,935	$—	$—
Lease liabilities arising from obtaining right-of-use assets	$8,771	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States (U.S.) and Europe. Our portfolio of solutions are marketed under the brand names Stamps.com®, Endicia®, MetaPack®, ShippingEasy®, ShipEngine®, ShipStation®, and ShipWorks®. Our software solutions allow customers to print mailing and shipping labels for multiple carriers around the world through downloadable software, web-based user interfaces (UIs) and application programming interfaces (APIs). Our solutions provide our customers with access to discounted carrier rates for select carriers, including USPS® and UPS® and advanced functionality users can leverage for both improved operational efficiency and financial savings.  Our customers primarily include small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers and high volume shippers including warehouses, fulfillment houses and omni-channel retailers.
2.    Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of Stamps.com Inc. and the entities in which we have 100% voting and/or economic control. In August 2018, we completed our acquisition of 100% of the outstanding shares of MetaPack. Please see Note 3 - “Acquisitions” in our Notes to Consolidated Financial Statements for further description. References in this Report to "we" "us" "our" or "Company" are references to Stamps.com Inc. and its subsidiaries.
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

Accounts Receivable
Our accounts receivable relate to mailing and shipping services, postage purchasing and invoicing, customized postage sales, and branded insurance provided to customers prior to billing and other receivables. Accounts receivable are recorded at the invoiced amount, net of allowances for uncollectible accounts of approximately $6.9 million and $6.6 million as of December 31, 2019 and 2018, respectively.
We evaluate the collectability of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers deteriorates, resulting in their inability to make payments, additional provisions are recorded in that period. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible. There were no material write offs against the allowance for uncollectible accounts during fiscal 2019 and 2018, respectively.
Increases in allowance for doubtful accounts totaled approximately $0.4 million and $2.6 million for 2019 and 2018, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising and Trade Show Costs
Advertising expense, which includes direct mail, online, radio, television, and others, is recorded in sales and marketing expense on the consolidated statements of operations. We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. For the years ended December 31, 2019, 2018 and 2017, advertising and trade show costs were $60.9 million, $51.6 million, and $45.0 million, respectively.
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
Our cash equivalents consisted of money market funds at December 31, 2019 and 2018. Cash equivalents are carried at cost, which approximates fair value.
There were no material investments at December 31, 2019 or 2018. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity.
Concentration of Risk
Our cash and cash equivalents are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality in order to mitigate this risk. From time to time, cash and cash equivalents held with financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.
Our outstanding borrowings under our Credit Agreement are subject to market risk, primarily interest rate risk. Interest rate fluctuations impact the interest expense incurred on borrowings under the Credit Agreement, as the interest rate is based on the London Interbank Offered Rate (LIBOR).
During 2019, 2018 and 2017, we did not recognize revenue from any one customer that represented 10% or more of revenues.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cost of Revenue
Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, vendor costs and expenses and customer misprints that do not qualify for reimbursement from the USPS. Cost of product revenue principally consists of the cost of products sold through our supplies stores and the related costs of shipping and handling. For the periods presented prior to October 1, 2018, the cost of insurance revenue principally consists of parcel insurance offering costs through our third party insurance providers as described in the Revenue Recognition section below. Cost of customized postage revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs.
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $6.3 million of revenue recognized in the year ended December 31, 2019 was included in the deferred revenue balance at December 31, 2018. Approximately $2.9 million of revenue recognized in the year ended December 31, 2018 was included in the deferred revenue balance at December 31, 2017.

Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The Company’s outstanding debt held by third party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s debt is not publicly traded and the carrying amount typically approximates fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 fair value inputs as defined in Note 6 in our Consolidated Financial Statements.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the two-step process, the first step requires us to compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. As of December 31, 2019, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis. No instances of impairment to the Company's goodwill were identified during our October 1, 2019, October 1, 2018, or October 1, 2017 reviews.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2019, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis. The Company concluded that it was more likely than not the fair value of each of the Company’s intangible assets not subject to amortization was in excess of its respective carrying value during our October 1, 2019, October 1, 2018, or October 1, 2017 reviews.
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

Inventories
Inventories consist of finished products sold through our supplies stores and are accounted for using the lower of cost (first-in, first-out method) or net realizable value. Inventories reported as a component of other current assets on the consolidated balance sheets were $3.9 million and $3.8 million at December 31, 2019 and 2018, respectively.
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

We also elected to recognize the associated lease payments for leases with an initial term of 12 months or less in the consolidated statements of operations on a straight-line basis without recognizing a ROU asset or liability.

Operating leases are included in lease right-of-use assets, current portion of lease right-of-use liabilities, and long-term portion of lease right-of-use liabilities on our consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term in income from operations on our consolidated statements of operations.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income	$59,229	$168,642	$150,603

Basic - weighted average common shares	17,260	17,952	17,099
Dilutive effect of common stock equivalents	535	810	1,288
Diluted - weighted average common shares	17,795	18,762	18,387

Earnings per share:
Basic	$3.43	$9.39	$8.81
Diluted	$3.33	$8.99	$8.19

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Anti-dilutive stock options	1,940	285	22

Other Current Assets
Other current assets principally consist of prepayments for postage and shipping labels and inventory. Prepayments for postage and shipping labels totaled $17.4 million at December 31, 2019 and $4.8 million at December 31, 2018.
Other Liabilities
Other liabilities principally consist of long-term unrecognized income tax benefits, as well as indirect tax liabilities and other liabilities.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Service revenue is recognized over time for each month that customers have access to our platform or at a point in time when assets are transferred to the customer. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform, in which case revenue is earned over the period of time that the customers have access to the platform which is typically month-to-month; (2) we have been, and in the future potentially could be, compensated directly by our carriers for shipping labels printed that meet certain requirements, in which case revenue is earned over time, which is typically in the same month that the relevant labels are printed; (3) we may earn revenue from customers when they purchase postage, print shipping labels or perform other transactions using our solutions, in which case revenue is earned at the point in time we transfer an asset to the customer and have a present right of payment for the asset transferred; (4) we may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners, in which case revenue is earned at a point in time, which is typically when the customer purchases postage or prints a shipping label; and (5) we may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners, in which case revenue is recognized at a point in time, which is when we have fulfilled our performance obligations.
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in 2019, 2018 or 2017.
Customers may purchase delivery services from carriers through our mailing and shipping solutions.  When funds are transferred directly from customers to the carrier, these funds are not recognized as revenue. We also provide mailing and shipping services for which the cost of postage or delivery is included in the cost of the service and, therefore, is recognized as service revenue.
During the second quarter of 2019, we became aware of potential adverse amendments, renegotiations, changes, or termination of certain contracts between the USPS and certain of our strategic partners who are part of the USPS’s reseller program, and through which we derive material revenues and profits. During the fourth quarter of 2019, we became aware that the USPS successfully renegotiated with certain of their reseller partners. While we no longer expect adverse amendments, renegotiations, changes, or termination of these contracts in the foreseeable future, the risk of such events remains.

Product revenue consists of products sold through the mailing and shipping supplies stores which are available to our customers from within some of our mailing and shipping solutions. Products sold include mailing labels, shipping labels, thermal printers, scales, and other mailing and shipping-focused office supplies. We recognize product revenue on product purchases upon shipment of orders to customers.
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
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2019, 2018 or 2017.

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
Segment Information
Our operations consist of two segments: Stamps.com and MetaPack. Please see Note 13 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.
Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt as described in Note – 7 “Debt,” to fund certain Company operations. Short-term financing obligations are included in accounts payable and other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, we had $1.0 million in short-term financing obligations and $69.5 million of unused credit. As of December 31, 2018, we had $23.8 million in short-term financing obligations and $96.7 million of unused credit.
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
In 2017 and 2018, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition. Starting in the third quarter of fiscal 2018, our stock-based compensation expense included inducement equity awards relating to the MetaPack acquisition as described in Note 3 - “Acquisitions.”
The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2019	2018	2017
Stock-based compensation expense relating to:
Stock options	$40,936	$34,773	$39,781
Employee stock purchases	2,004	1,576	1,048
Total stock-based compensation expense	$42,940	$36,349	$40,829
Stock-based compensation expense relating to:
Cost of revenues	$3,083	$2,955	$1,773
Sales and marketing	9,716	6,892	7,289
Research and development	10,521	8,120	9,035
General and administrative	19,620	18,382	22,732
Total stock-based compensation expense	$42,940	$36,349	$40,829

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for the periods indicated:

	2019	2018	2017
Risk-free interest rate	1.9%	2.6%	1.6%
Expected volatility	73.6%	50.2%	47.3%
Expected life (in years)	3.3	3.3	3.4

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
Treasury Stock
During 2019, 2018, and 2017, we repurchased approximately 720,000, 755,000, and 988,000 shares for $64.9 million, $136.8 million, and $133.8 million, respectively. Also, in the first quarters of 2019, 2018, and 2017, we withheld 1,039, 21,076 and 6,670 of shares, respectively, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and the then Chief Technology Officer of ShippingEasy.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The adoption of the new standard on January 1, 2019 resulted in recording operating lease ROU assets and operating lease liabilities of approximately $11.8 million and $13.6 million, respectively. The adoption did not impact our beginning retained earnings, or our prior year consolidated statements of operations and cash flows.

For information regarding the accounting policy and required disclosures under the new standard, see “Summary of Significant Accounting Policies - Leases” and Note 14 - “Leases,” respectively.

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

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, a standard that replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. The guidance will become effective for the Company on January 1, 2020 using a modified retrospective approach with early adoption permitted. We are finalizing our evaluation of the impact of adopting this guidance on the Company's consolidated financial statements. We do not expect the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The final purchase price of MetaPack has been allocated as follows to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values based on the August 15, 2018 GBP to USD exchange rate (in thousands, except years):

	Fair Value	Fair Value	Useful Life (In Years)	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$9,186
Trade accounts receivable	9,767
Other current assets	2,776
Property and equipment	1,039
Goodwill	138,956
Identifiable intangible assets:
Trade names		$10,936	12
Developed technology		40,691	16
Customer relationships		49,211	16
Total identifiable intangible assets	100,838			16
Accounts payable and other current liabilities	(13,519)
Deferred revenue	(1,145)
Revolving credit facility	(12,716)
Deferred income tax liability	(15,963)
Other liabilities	(1,533)
Total purchase consideration	$217,686

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
MetaPack revenues and net income included in the Consolidated Statements of Operations for the year ended December 31, 2018 were $20.3 million and $1.5 million, respectively, reflecting activity since the acquisition date.

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
Changes in the carrying amount of goodwill for the year ended December 31, 2019 were as follows (in thousands):

	2019
	Stamps.com Segment	MetaPack Segment	Total
Goodwill balance at December 31, 2018	$239,705	$142,005	$381,710
Acquisition of MetaPack (see Note 3 - "Acquisitions")	—	(2,512)	(2,512)
Foreign currency translation	—	5,342	5,342
Goodwill balance at December 31, 2019	$239,705	$144,835	$384,540

Changes in the carrying amount of goodwill for the year ended December 31, 2018 were as follows (in thousands):

	2018
	Stamps.com Segment	MetaPack Segment	Total
Goodwill balance at December 31, 2017	$239,705	$—	$239,705
Acquisition of MetaPack (see Note 3 - "Acquisitions")	—	141,468	141,468
Foreign currency translation	—	537	537
Goodwill balance at December 31, 2018	$239,705	$142,005	$381,710

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $229.4 million at December 31, 2019 and $226.5 million at December 31, 2018. Non-amortizable assets of $11.4 million as of both December 31, 2019 and December 31, 2018 consist primarily of the trade name relating to the Endicia acquisition.
The following table summarizes our amortizable intangible assets as of December 31, 2019 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,195	$8,195	$—	0.0
Customer Relationships	111,997	46,503	65,494	7.7
Technology	82,269	25,240	57,029	9.4
Non-Compete	2,211	1,889	322	1.5
Trademarks and Trade Names	13,378	2,549	10,829	9.9
Total amortizable intangible assets at December 31, 2019	$218,050	$84,376	$133,674	8.5

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our amortizable intangible assets as of December 31, 2018 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,889	$8,866	$23	0.5
Customer Relationships	110,194	33,299	76,895	8.6
Technology	80,878	17,451	63,427	10.3
Non-Compete	2,211	1,668	543	2.4
Trademarks and Trade Names	12,977	1,395	11,582	10.8
Total amortizable intangible assets at December 31, 2018	$215,149	$62,679	$152,470	9.4

We recorded amortization of intangible assets totaling approximately $22.2 million, $18.3 million, and $16.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of operations.
Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2020	$22,199
2021	19,806
2022	10,627
2023	9,836
2024	9,513
Thereafter	61,693
Total	$133,674

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Cash and Cash Equivalents
Our cash equivalents consisted of money market funds at December 31, 2019 and 2018. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2019 and 2018, we had no material investments.
The following tables summarize our cash and cash equivalents as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$149,508	—	—	$149,508
Money market	6,799	—	—	6,799
Cash and cash equivalents	$156,307	—	—	$156,307

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$107,118	—	—	$107,118
Money market	6,639	—	—	6,639
Cash and cash equivalents	$113,757	—	—	$113,757

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Fair Value Measurements
Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:
Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market
Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets
Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing
The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$156,307	$156,307	—	—
Total	$156,307	$156,307	—	—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$113,757	$113,757	—	—
Total	$113,757	$113,757	$—	—

7.    Debt
On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provides for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. The Credit Agreement is secured by substantially all of our assets. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with debt issuance costs was approximately $373,000 in each of the years ended December 31, 2019 and 2018.
As of December 31, 2019 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $50.5 million under our term loan. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million. Because we have a letter of credit totaling approximately $60,000 relating to a facility lease, we have approximately $82.4 million of available and unused borrowings under the revolving credit facility as of December 31, 2019.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the LIBOR plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of December 31, 2019, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 3.05%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2019, we were in compliance with the covenants of the Credit Agreement.
The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments. As of December 31, 2019, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.50 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million. As of December 31, 2019, our Consolidated Total Leverage Ratio was 0.31 to 1.00, our Fixed Charge Coverage Ratio was 2.07 to 1.00 and our Liquidity was approximately $239 million. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.
The contractual maturities of our debt obligations due subsequent to December 31, 2019 are as follows (in thousands):

Amount
2020	$50,531
Thereafter	—
Total debt	50,531

Less: debt issuance costs	343
Total debt, net of debt issuance costs	$50,188

Immediately following the acquisition of MetaPack, we repaid in full MetaPack's existing revolving credit facility balance of approximately $12.7 million.
8.    Accounts Payable and Other Current Liabilities
The following table summarizes our accounts payable and other current liabilities as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Accounts payable	$47,783	$51,037
Customer prepayments for postage and shipping labels	40,002	28,274
Payroll and related accrual	23,029	22,767
Short-term financing obligations	982	23,800
Other accruals	10,057	7,748
Accounts payable and other current liabilities	$121,853	$133,626

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Property and Equipment
Property and equipment is summarized as follows as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Land	$7,155	$7,156
Building	4,886	4,886
Building improvements	20,018	20,018
Leasehold improvements	4,027	4,054
Furniture and equipment	3,611	4,197
Computers and software	21,970	31,566
	61,667	71,877
Less accumulated depreciation and amortization	(28,684)	(35,540)
Property and equipment, net	$32,983	$36,337

During 2019, 2018 and 2017, depreciation and amortization expense related to property and equipment was approximately $5.7 million, $5.8 million and $5.4 million, respectively.
10.    Income Taxes
The income tax expense consists of (in thousands):

	2019	2018	2017
Current:
Federal	$22,342	$3,333	$(5)
State	6,913	5,561	1,834
Foreign	3,470	790	—
	32,725	9,684	1,829

Deferred:
Federal	1,753	15,396	9,029
State	387	(2,250)	(1,213)
Foreign	(3,345)	(558)	—
	(1,205)	12,588	7,816
Income tax expense	$31,520	$22,272	$9,645

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income tax expense differs from the amounts computed by applying the U.S. federal statutory tax rate as a result of the following (in thousands):

	2019	2018	2017
Income tax at U.S. federal statutory tax rate	$19,057	$40,092	$56,087
State income tax, net of federal benefit	5,332	3,488	1,825
Foreign rate differential	1,372	226	—
Stock-based compensation	2,352	(19,631)	(57,358)
Nondeductible items	2,611	1,119	1,181
Research and development	(2,379)	(4,622)	(6,418)
Uncertain tax positions	2,714	2,699	850
Change in tax rate – other	—	(508)	614
Change in tax rate – U.S tax reform	—	—	13,017
Change in valuation allowance	530	692	410
Other, net	(69)	(1,283)	(563)
Income tax expense	$31,520	$22,272	$9,645

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2019, 2018, and 2017 is primarily attributable to the effect of state income taxes, impact of tax reform, research and development tax credits, share-based compensation and other non-deductible permanent items.
The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2019 and 2018 are presented below (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforward	$4,006	$2,893
Tax credit carryforwards	7,287	11,691
Lease right of use liabilities	4,537	—
Stock compensation	15,466	7,388
Accruals	6,496	9,276
Gross deferred tax assets	37,792	31,248
Less: Valuation allowance	(1,717)	(1,189)
Deferred tax assets, net of valuation allowance	36,075	30,059
Deferred tax liabilities:
Fixed assets	(127)	(585)
Intangibles	(15,331)	(17,034)
Lease right of use assets	(4,140)	—
Federal benefit of state tax deferred tax assets	(876)	(1,231)
Gross deferred tax liabilities	(20,474)	(18,850)
Deferred tax assets, net	$15,601	$11,209

As of December 31, 2019, we have approximately $15.6 million of net deferred tax assets. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a valuation allowance of $1.7 million and $1.2 million as of December 31, 2019 and 2018, respectively, against certain state research and development credits and foreign net operating loss carry-forwards.
As of December 31, 2019, we have federal net operating loss carry-forwards of approximately $2.0 million and state net operating loss carry-forwards of $8.1 million, expiring at various times starting in 2023 with certain losses carried over indefinitely. In addition, as of December 31, 2019, we have foreign net operating loss carry-forwards of $18.5 million that can be carried over indefinitely.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have no available tax credit carry-forwards for federal income tax purposes at December 31, 2019. We have available tax credit carry-forwards of approximately $7.2 million, net of unrecognized tax benefit for state income tax purposes at December 31, 2019, which can be carried forward to offset future taxable liabilities. Under California law, the California tax credits do not have an expiration date. Under Texas law, Texas R&D credits can be carried forward 20 years, and will begin to expire in 2034.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2016	$(6,153)
Addition for tax positions of prior years	(293)
Reduction for tax positions of prior years	300
Addition for tax position of the current year	(3,504)
Balance at December 31, 2017	$(9,650)
Additions for tax positions of prior years	(1,396)
Reduction for tax positions of prior years	275
Additions for tax position of the current year	(2,418)
Balance at December 31, 2018	$(13,189)
Additions for tax positions of prior years	(1,416)
Reduction for tax positions of prior years	104
Additions for tax position of the current year	(1,522)
Additions related to acquisitions	$(523)
Balance at December 31, 2019	$(16,546)

Included in the balance of unrecognized tax benefits as of December 31, 2019, 2018, and 2017 were $16.6 million, $13.2 million, and $9.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
Our policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During 2019 and 2018, we recognized income tax expense on interest and penalties of $806,000 and $655,000, respectively, in connection with our unrecognized tax benefits. There was no material interest or penalty expense during the year ended December 31, 2017. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months.
We are subject to taxation in the United States, various state jurisdictions, and various foreign jurisdictions. We are subject to income tax examination by U.S. and state tax authorities for the calendar year ended December 31, 2016 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the amount of the net operating losses and credits utilized in open tax years.
As of December 31, 2019, taxes were not provided for an immaterial amount of cumulative earnings of the foreign subsidiaries as we have invested or expect to invest the undistributed earnings indefinitely. If these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, the unremitted earnings could be subject to withholding taxes and certain state taxes. Due to the complexities in the laws of foreign jurisdictions and assumptions that would have to be made, it is not practical to estimate the amount of foreign withholding or state taxes associated with such unremitted earnings.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.    Employee Stock Plans
Stock Incentive Plans
Our 1999 Stock Incentive Plan (the “1999 Plan”), which became effective in June 1999, was the successor to the 1998 Stock Plan (the “1998 Plan”). Upon approval of the 1999 Plan, all outstanding options under the 1998 Plan were transferred to the 1999 Plan, and no further option grants were made under the 1998 Plan. All outstanding options under the 1998 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options. In June 2009, our 1999 Plan expired and no further options grants were made under the 1999 Plan. Our 2010 Equity Incentive Plan (the “2010 Plan”) was approved by our stockholders in June 2010. Under the 2010 Plan, we were initially authorized to issue 3,500,000 shares of common stock and stock units, although “full value” awards (such as restricted stock and restricted stock units) will be counted against the 2010 Plan’s overall limits as two shares (rather than one), while options and stock appreciation rights will be counted as one share. On September 9, 2014, our board of directors approved an amendment (the “2014 Amendment”) to our 2010 Plan, which was approved by our shareholders on June 17, 2015. Pursuant to the 2014 Amendment, the maximum aggregate number of shares of common stock and stock units available for the grant of awards under the 2010 Plan was increased by an additional 2,100,000 shares. On April 28, 2016, our board of directors adopted an amendment (the “2016 Amendment”) to increase the maximum aggregate number of shares of common stock and stock units available for grants by an additional 1,200,000 shares, which was approved by our shareholders on June 13, 2016. On April 25, 2018, our board of directors adopted an amendment (the “2018 Amendment”) to our 2010 Plan, which was approved by our shareholders on June 11, 2018. The 2018 Amendment: (i) increased the maximum aggregate number of shares of common stock and stock units available for the grant of awards under the 2010 Plan by 2,200,000 shares; (ii) extended the term of the 2010 Plan through April 25, 2028; (iii) added a requirement that, except in the case of substitute awards which may be granted in connection with certain business combinations, any awards granted after the effective date of the 2018 Amendment (except for 5% of the shares reserved under the 2010 Plan) shall be granted with a minimum vesting period of at least 12 months, subject to the Compensation Committee's discretionary authority to accelerate such awards in the event of the participant's retirement, death or disability, or upon a change in control of the company; and (iv) prohibits the payment of dividends on awards that are unvested or subject to restrictions. At December 31, 2019, the number of shares of common stock remaining available for future issuance under the equity compensation plans was 449,000 excluding the number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights. Except for the 2014, 2016, and 2018 Amendments to the 2010 Plan described above, the 2010 Plan otherwise remains materially unchanged.
On April 9, 2015, pursuant to the 2014 Amendment, our compensation committee approved additional performance-based stock option grants for certain employees. These additional option awards granted under the 2014 Amendment vest monthly in equal parts over a 36-month period that commenced on the closing of our acquisition of Endicia, except for the awards for a former employee which were fully expensed on an accelerated basis in the third quarter of 2017 based on specific events and circumstances of the employee’s status change to a consultant in the third quarter of 2017. The number of options issued was approximately 175,000. For these awards subject to performance conditions, the fair value per award was fixed at the grant date on June 17, 2015, the date the 2014 Amendment was approved by the shareholders. In the year ended December 31, 2019 there was no stock-based compensation expense for these performance-based awards. For the years ended December 31, 2018 and 2017, the total stock-based compensation expense for these performance-based awards was approximately $878,000 and $2.4 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option activity is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	3,292	$49.95	7.9 years	$213,066
Granted	1,167	$133.19
Forfeited or expired	(102)	$94.68
Exercised	(1,612)	$39.15
Outstanding at December 31, 2017	2,745	$89.99	8.2 years	$269,018
Granted	851	$221.58
Forfeited or expired	(171)	$139.99
Exercised	(784)	$60.45
Outstanding at December 31, 2018	2,641	$137.88	8.1 years	$104,348
Granted	2,043	$42.77
Forfeited or expired	(350)	$152.17
Exercised	(53)	$57.41
Outstanding at December 31, 2019	4,281	$92.31	8.1 years	$100,494
Exercisable at December 31, 2019	1,667	$114.54	6.7 years	$18,506

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $83.52 at December 31, 2019, the last trading day of 2019, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average fair value of stock options granted for 2019, 2018 and 2017 using the Black-Scholes valuation method are as follows:

	2019	2018	2017
Weighted average fair value of stock options with an exercise price equal to the market price on the grant date	$23.64	$84.55	$47.17
Weighted average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$23.64	$84.55	$47.17

Weighted average exercise prices for stock options exercised in 2019 are as follows:

2019
Weighted average exercise price of stock options with an exercise price equal to the market price on the grant date	$57.41
Weighted average exercise price of stock options with an exercise price greater than the market price on the grant date	—
Total weighted average exercise price	$57.41

The weighted average grant date fair value of options vested during 2019, 2018 and 2017 was $54.87, $43.30 and $32.52, respectively. The total intrinsic value of options exercised during 2019, 2018 and 2017 was approximately $3.5 million, $125.3 million and $240.0 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the status of our non-vested stock options as of December 31, 2019:

	Non-vested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value per Option
Non-vested at December 31, 2018	1,578	$63.13
Granted	2,043	$23.64
Vested	(657)	$54.87
Forfeited / Cancelled	(350)	$62.40
Non-vested at December 31, 2019	2,614	$34.40

As of December 31, 2019, there was $78.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2 years.
Equity Inducement Plans
In connection with the ShippingEasy acquisition, we issued performance-based inducement equity awards to two executives of ShippingEasy covering an aggregate of up to approximately 87,000 shares of common stock if earnings targets for ShippingEasy are achieved over a two and one-half year period which began July 1, 2016. The awards were subject to proration if at least 75% of the applicable target was achieved and were subject to forfeiture or acceleration based on changes in employment circumstances over the performance period.
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
In 2018, we granted inducement stock options to purchase 60,000 shares of Stamps.com common stock to a newly hired executive officer. Such option vests 25% on the one year anniversary of the grant date with the remaining 75% vesting in approximately equal monthly increments over the succeeding thirty-six months provided that the option holder is still employed by the Company on the vesting dates. The stock options have a ten year term and an exercise price equal to the closing price of Stamps.com common stock on the grant date of February 26, 2018.
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
In July 2009, our board of directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. In October 2018, the board of directors further amended our ESPP to extend its expiration date for an additional period of ten years to July 31, 2029. As of December 31, 2019 and 2018, we had approximately 1.5 million and 1.5 million shares available for issuance under our ESPP, respectively. Total shares of common stock issued pursuant to the ESPP during 2019, 2018 and 2017 were approximately 31,000, 25,000, and 36,000, respectively.
Savings Plan
We have a savings plan for all eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute any percentage of their pretax salary, but not more than statutory dollar limits. We match participant contributions up to certain limitations. We expensed approximately $2.0 million, $1.7 million and $1.4 million in 2019, 2018 and 2017, respectively, related to this plan.
In Europe where applicable, we have savings plans for all eligible employees which conform to country-specific regulations. Participating employees may contribute any percentage of their salary, but not more than statutory dollar limits. We match participant contributions up to certain limitations. Matching contributions to these plans were not material in 2019 or 2018.
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

On February 28, 2019 and March 13, 2019, two putative class action complaints were filed against us in the United States District Court for the Central District of California, Western Division. One of the two putative class actions was dismissed without prejudice, and in the other case, styled as Karinski v. Stamps.com, Inc. et al, Case 2:19-cv-01828 (the “Securities Class Action”), the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. Lead plaintiff filed a consolidated complaint in August 2019, purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and May 8, 2019, alleging violations of the Securities Exchange Act of 1934 based on public disclosures that were purportedly rendered misleading based on certain uses of reseller rates. We filed a motion to dismiss in October 2019, and our motion to dismiss was granted in part and denied in part in January 2020. We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 16, 2019 and May 21, 2019, two purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Western Division, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seeking unspecified damages, attorneys' fees and costs. The two cases have been consolidated as In re Stamps.com Stockholder Derivative Litigation, Case 2:19-cv-04272 and co-lead plaintiffs and co-lead counsel have been appointed. The case has been stayed since July 2019. We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of December 31, 2019 or 2018.
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

Commitments
Our significant contractual obligations and commercial commitments (other than debt commitments, which are summarized in Note 7 - “Debt”) consist of operating lease obligations as of December 31, 2019. Please see Note 14 - “Leases” for additional information.

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
The Company’s reportable segments have been determined based on the distinct nature of their operations and customer bases, and the financial information that is evaluated regularly by the CODM. Following the MetaPack acquisition (see Note 3) in 2018, the Company added a new segment for the MetaPack business. Previously, the Company had a single reportable segment.
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
The MetaPack segment consists of the operations of MetaPack which derives revenues from external customers from offering multi-carrier enterprise-level shipping software solutions to large e-commerce retailers and brands. MetaPack's customers are primarily located in Europe.
Revenues, cost of revenues, and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our CODM does not evaluate operating segments using asset information, and therefore total segment assets are not presented.
In 2019, the Company allocated share-based compensation expense to the Stamps.com and MetaPack segments. Previously, share-based compensation expense was allocated to the Stamps.com segment only. Amounts in prior periods have been reclassified to conform with current period presentation.

Information about segments during the periods presented were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Segment revenues
Stamps.com	$519,088	$566,580	$468,709
MetaPack	52,762	20,350	—
Total revenues	$571,850	$586,930	$468,709

Segment income (loss) from operations
Stamps.com	$105,242	$195,409	$163,503
MetaPack	(11,679)	(1,010)	—
Total income from operations	$93,563	$194,399	$163,503

Company's total segment income from operations	$93,563	$194,399	$163,503
Foreign currency exchange loss, net	(506)	(992)	—
Interest expense	(2,513)	(2,595)	(3,669)
Interest income and other income, net	205	102	414
Income before income taxes	$90,749	$190,914	$160,248

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Data
No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the years ended December 31, 2019, 2018, or 2017.
The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Year Ended December 31,
	2019	2018	2017
Revenues
United States	$517,987	$564,731	$468,709
International	53,863	22,199	—
Total revenues	$571,850	$586,930	$468,709

14. Leases
The Company's material lease contracts are generally for corporate office space. The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2029.
Operating lease cost was approximately $4.9 million, $4.2 million, and $3.8 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table is a schedule of maturities of operating lease liabilities as of December 31, 2019 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2020	$5,420
2021	4,907
2022	3,898
2023	3,638
2024	842
Thereafter	2,419
Total undiscounted cash flows	21,124
Less amount representing interest	(2,321)
Present value of lease liabilities	$18,803

The table above reflects payments for noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 2019. The table above does not include obligations for leases that have not yet commenced and does not include lease payments that were not fixed at commencement or modification.

As of December 31, 2019, the weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

December 31, 2019
Weighted-average remaining lease term	4.7
Weighted-average discount rate	4.9%

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    Subsequent Events
We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described in Note 12 – “Commitments and Contingencies” in our Notes to Consolidated Financial Statements.
16.    Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September(1)	December (1,2)
	(in thousands except per share data)
Fiscal Year 2019:
Revenues	$136,003	$138,773	$136,172	$160,902
Gross profit	99,664	102,332	97,970	116,668
Income from operations	23,241	22,425	15,651	32,246
Net income	15,755	13,992	9,148	20,334
Net income per share:
Basic	$0.90	$0.81	$0.53	$1.19
Diluted	$0.87	$0.79	$0.52	$1.13
Weighted average shares outstanding:
Basic	17,547	17,291	17,144	17,064
Diluted	18,015	17,809	17,441	17,923

Fiscal Year 2018:
Revenues	$133,565	$139,627	$143,507	$170,231
Gross profit	108,038	110,185	110,383	131,415
Income from operations	49,201	46,869	44,292	54,037
Net income	47,044	45,524	33,413	42,661
Net income per share:
Basic	$2.67	$2.53	$1.84	$2.37
Diluted	$2.54	$2.41	$1.75	$2.30
Weighted average shares outstanding:
Basic	17,644	18,015	18,161	17,983
Diluted	18,511	18,906	19,046	18,578

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.
(1) The third and fourth quarter results of 2018 through the results of 2019 include the impact of the Company's acquisition of MetaPack.
(2) Beginning on October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenues represented the amount paid to our insurance providers.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on the 2nd day of March 2020.
STAMPS.COM INC.
By:     /s/ KENNETH MCBRIDE
Kenneth McBride
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KENNETH MCBRIDE Kenneth McBride	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2020
/s/ JEFF CARBERRY Jeff Carberry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
* Mohan P. Ananda	Director	March 2, 2020
* David Habiger	Director	March 2, 2020
* G. Bradford Jones	Director	March 2, 2020
* Katie Ann May	Director	March 2, 2020
* Theodore R. Samuels	Director	March 2, 2020

*By Kenneth McBride as Attorney-in-fact.