Form 10-Q
period 2020-03-31
STAMPS.COM INC
filed 2020-05-08
CIK 1082923

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
For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 17,085,036 shares of the Registrant's Common Stock outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$215,624	$156,307
Accounts receivable, net	55,664	74,898
Prepaid expenses	17,213	20,447
Other current assets	28,963	23,031
Total current assets	317,464	274,683
Property and equipment, net	33,757	32,983
Goodwill	375,246	384,540
Intangible assets, net	133,747	145,063
Deferred income taxes, net	27,056	27,056
Lease right-of-use assets	16,970	17,697
Other assets	27,779	20,474
Total assets	$932,019	$902,496
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other current liabilities	$140,208	$121,853
Deferred revenue	7,866	8,015
Current portion of debt, net of debt issuance costs	47,188	50,188
Current portion of lease right-of-use liabilities	4,804	4,612
Total current liabilities	200,066	184,668
Deferred income taxes, net	10,735	11,455
Long-term portion of lease right-of-use liabilities	13,481	14,191
Other liabilities	27,429	26,557
Total liabilities	251,711	236,871
Commitments and contingencies (Note 3)
Stockholders' equity:
Common stock, $.001 par value per share; Authorized shares: 47,500 in 2020 and 2019; Issued shares: 33,284 in 2020 and 33,130 in 2019; Outstanding shares: 17,102 in 2020 and 17,029 in 2019	56	56
Additional paid-in capital	1,119,919	1,098,426
Treasury stock, at cost, 16,182 shares in 2020 and 16,101 in 2019	(602,088)	(593,511)
Retained earnings	167,435	150,941
Accumulated other comprehensive income (loss)	(5,014)	9,713
Total stockholders' equity	680,308	665,625
Total liabilities and stockholders' equity	$932,019	$902,496

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Service	$139,136	$123,907
Product	5,956	5,405
Insurance	3,180	3,334
Customized postage	3,074	3,357
Total revenues	151,346	136,003
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	36,527	32,235
Product	1,738	1,673
Customized postage	2,115	2,431
Total cost of revenues	40,380	36,339
Gross profit	110,966	99,664
Operating expenses:
Sales and marketing	37,004	32,881
Research and development	21,323	17,314
General and administrative	28,468	26,228
Total operating expenses	86,795	76,423
Income from operations	24,171	23,241
Foreign currency exchange gain (loss), net	(138)	(95)
Interest expense	(467)	(714)
Interest income and other income (loss), net	26	65
Income before income taxes	23,592	22,497
Income tax expense	7,098	6,742
Net income	$16,494	$15,755
Net income per share:
Basic	$0.97	$0.90
Diluted	$0.91	$0.87
Weighted average shares outstanding:
Basic	17,064	17,547
Diluted	18,189	18,015

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$16,494	$15,755
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,727)	3,966
Unrealized gain (loss) on investments	—	(4)
Comprehensive income	$1,767	$19,717

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	17,029	$56	$1,098,426	$(593,511)	$150,941	$9,713	$665,625
Net income	—	—	—	—	16,494	—	16,494
Other comprehensive income (loss)	—	—	—	—	—	(14,727)	(14,727)
Stock-based compensation expense	—	—	10,725	—	—	—	10,725
Exercise of stock options	103	—	8,818	—	—	—	8,818
Shares issued under the Employee Stock Purchase Plan	50	—	1,950	—	—	—	1,950
Stock repurchase	(80)	—	—	(8,577)	—	—	(8,577)
Balance at March 31, 2020	17,102	$56	$1,119,919	$(602,088)	$167,435	$(5,014)	$680,308

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	17,662	$56	$1,049,669	$(528,529)	$91,712	$757	$613,665
Net income	—	—	—	—	15,755	—	15,755
Other comprehensive income (loss)	—	—	—	—	—	3,962	3,962
Issuance of shares for performance-based awards	4	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,857	—	—	—	8,857
Exercise of stock options	29	—	2,381	—	—	—	2,381
Shares issued under the Employee Stock Purchase Plan	13	—	2,100	—	—	—	2,100
Stock repurchase, excluding tax withholding stock repurchase	(235)	—	—	(31,998)	—	—	(31,998)
Tax withholding stock repurchase	(1)	—	—	(93)	—	—	(93)
Balance at March 31, 2019	17,472	$56	$1,063,007	$(560,620)	$107,467	$4,719	$614,629

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$16,494	$15,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,588	7,036
Stock-based compensation expense	10,725	8,857
Accretion of debt issuance costs	93	93
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	18,645	7,639
Prepaid expenses	3,102	(2,750)
Other current assets	(6,110)	(2,765)
Current income taxes	69	6,742
Lease right-of-use assets	1,024	715
Other assets	(7,304)	(1,353)
Deferred revenue	(18)	115
Lease right-of-use liabilities	(827)	(781)
Other liabilities	929	899
Accounts payable and other current liabilities	3,248	(6,758)
Net cash provided by operating activities	46,658	33,444

Investing activities:
Acquisition of property and equipment	(1,921)	(262)
Net cash used in investing activities	(1,921)	(262)

Financing activities:
Net proceeds from (repayments of) short-term financing obligations	15,665	(5,850)
Principal payments on term loan	(3,093)	(2,578)
Proceeds from exercise of stock options	8,818	2,381
Issuance of common stock under Employee Stock Purchase Plan	1,950	2,100
Repurchase of common stock	(8,577)	(31,998)
Payments related to tax withholding for share-based compensation	—	(93)
Net cash provided by (used in) financing activities	14,763	(36,038)
Effect of exchange rate changes	(183)	24
Net increase (decrease) in cash and cash equivalents	59,317	(2,832)
Cash and cash equivalents at beginning of period	156,307	113,757
Cash and cash equivalents at end of period	$215,624	$110,925

Supplemental information:
Cash paid for amounts included in the measurement of lease liabilities included in cash provided by operating activities	$1,275	$1,132
Lease liabilities arising from obtaining right-of-use assets	$852	$5,482

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (US) generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020.

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of March 31, 2020, our results of operations for the three months ended March 31, 2020, and our cash flows for the three months ended March 31, 2020. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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
Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. There are significant estimates and judgments inherent in the preparation of the consolidated financial statements including those related to the fair value of intangible assets and goodwill and the allowance for credit losses.
The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the consolidated financial statements for the period ended March 31, 2020. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.

Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.
Accounts Receivable

Our accounts receivable relate to mailing and shipping services, postage purchasing and invoicing, customized postage sales, branded insurance provided to customers prior to billing, and other receivables.
We maintain an allowance for credit losses for expected uncollectible accounts which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We evaluate collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known collectability issues. The evaluation is based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible. Beginning January 1, 2020, as part of the adoption of ASU 2016-13 as described below in Accounting Guidance Adopted in 2020, we recognize allowances for credit losses for all other customers based on either the age of the receivable or applying a loss rate method which incorporates historical experience and an evaluation of macroeconomic factors. As a result of the adoption, we recorded an immaterial increase to our allowance for credit losses which included the estimated impact of COVID-19 on the collectability of our accounts receivable.
As additional information becomes available to us, our future assessment of our allowance for credit losses could materially and adversely impact our consolidated financial statements in future reporting periods.
The allowance for credit losses on accounts receivable was approximately $8.8 million and $6.9 million as of March 31, 2020 and December 31, 2019, respectively.
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
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $6.4 million of revenue recognized in the three months ended March 31, 2020 was included in the deferred revenue balance at December 31, 2019. Approximately $4.2 million of revenue recognized in the three months ended March 31, 2019 was included in the deferred revenue balance at December 31, 2018.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into US dollars are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. All assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period.
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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative or quantitative assessment. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative assessment, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference is recognized as an impairment loss. As of March 31, 2020, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2020, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis.
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

Other Current Assets
Other current assets principally consist of prepayments for postage and shipping labels and inventory. Prepayments for postage and shipping labels totaled $23.7 million at March 31, 2020 and $17.4 million at December 31, 2019.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Service revenue is recognized over time for each month that customers have access to our platform or at a point in time when assets are transferred to the customer. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform, in which case revenue is earned over the period of time that the customers have access to the platform which is typically month-to-month; (2) we may be compensated directly by our carriers for shipping labels printed that meet certain requirements, in which case revenue is earned over time, which is typically in the same month that the relevant labels are printed; (3) we may earn revenue from customers when they purchase postage, print shipping labels or perform other transactions using our solutions, in which case revenue is earned at the point in time we transfer an asset to the customer and have a present right of payment for the asset transferred; (4) we may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners, in which case revenue is earned at a point in time, which is typically when the customer purchases postage or prints a shipping label; and (5) we may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners, in which case revenue is recognized at a point in time, which is when we have fulfilled our performance obligations.
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements during the three months ended March 31, 2020 or March 31, 2019.
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
Customized postage revenue, which includes the face value of postage, from the sale of customized postage sheets and rolls is recognized upon transfer of control of the product to the customer, which occurs upon our delivery to the carrier. In the second quarter of 2020, we received notification from the US Postal Service (USPS) that it was eliminating its customized postage program and also revoking our authorization to offer products pursuant to that program effective June 16, 2020. Please see Note 13 - “Subsequent Events” in our Notes to Consolidated Financial Statements for additional information.
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three months ended March 31, 2020 or March 31, 2019, respectively.

Segment Information

Our operations consist of two segments: Stamps.com and MetaPack. Please see Note 10 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt, to fund certain Company operations. Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of March 31, 2020, we had $16.6 million in short-term financing obligations and $51.4 million of unused credit. As of December 31, 2019, we had $1.0 million in short-term financing obligations and $69.5 million of unused credit.

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
Treasury Stock

During the three months ended March 31, 2020 and March 31, 2019, we repurchased approximately 80,000 shares and 235,000 shares for $8.6 million and $32.0 million, respectively. Also, in the first quarter of 2019, we withheld 1,039 shares, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager of ShippingEasy.

Accounting Guidance Adopted in 2020

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, a standard which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software. The service element of a hosting arrangement that is a service contract is not affected by this update, meaning service costs will continue to be expensed as incurred. The guidance became effective on a prospective basis for the Company on January 1, 2020. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, a standard which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance became effective on a prospective basis for the Company on January 1, 2020. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, a standard which modifies the disclosure requirements on fair value measurements. The guidance became effective for the Company on January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, a standard that replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We are required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. The guidance became effective for the Company on January 1, 2020 using a modified retrospective approach. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Accounting Guidance Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, a standard which eliminates certain exceptions to the general principles of ASC Topic 740 Income Taxes. The guidance is effective for reporting periods after December 15, 2020; however, early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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
(Unaudited)

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
(Unaudited)

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

The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of March 31, 2020 or December 31, 2019.

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

Commitments

Our significant contractual obligations and commercial commitments (other than debt commitments) consist of operating lease obligations as of March 31, 2020. Please see Note 11 - “Leases” for additional information.

4.    Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income	$16,494	$15,755

Basic - weighted average common shares	17,064	17,547
Diluted effect of common stock equivalents	1,125	468
Diluted - weighted average common shares	18,189	18,015

Earnings per share:
Basic	$0.97	$0.90
Diluted	$0.91	$0.87

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Anti-dilutive stock options	1,527	1,153

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Stock-Based Compensation

In 2018, our stock-based compensation expense included performance-based inducement equity awards relating to the ShippingEasy acquisition. Starting in the third quarter of fiscal 2018, our stock-based compensation expense included inducement equity awards relating to the MetaPack acquisition as described in Note 2 - "Acquisitions."

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense relating to:
Stock options	$10,242	$8,497
Employee stock purchases	483	393
Total stock-based compensation expense	$10,725	$8,890
Stock-based compensation expense relating to:
Cost of revenues	$919	$646
Sales and marketing	2,307	2,054
Research and development	2,878	2,304
General and administrative	4,621	3,886
Total stock-based compensation expense	$10,725	$8,890

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for stock options granted in the periods indicated:

	Three Months Ended March 31,
	2020	2019
Expected dividend yield	—%	—%
Risk-free interest rate	1.3%	2.5%
Expected volatility	82.4%	54.7%
Expected life (in years)	3.3	3.3

6.    Goodwill and Intangible Assets

The following table summarizes goodwill as of December 31, 2019 and March 31, 2020 (in thousands):

	Stamps.com Segment	MetaPack Segment	Total
Goodwill balance at December 31, 2019	$239,705	$144,835	$384,540
Foreign currency translation	—	(9,294)	(9,294)
Goodwill balance at March 31, 2020	$239,705	$135,541	$375,246

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $223.1 million at March 31, 2020 and $229.4 million at December 31, 2019.  Non-amortizable assets of $11.4 million as of both March 31, 2020 and December 31, 2019 consist primarily of the trade name relating to the Endicia acquisition.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our amortizable intangible assets as of March 31, 2020 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,195	$8,195	$—	0.0
Customer Relationships	108,880	49,484	59,396	7.3
Technology	79,691	26,940	52,751	9.0
Non-Compete	2,211	1,943	268	1.2
Trademarks and Trade Names	12,685	2,742	9,943	9.6
Total amortizable intangible assets at March 31, 2020	$211,662	$89,304	$122,358	8.1

The following table summarizes our amortizable intangible assets as of December 31, 2019 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,195	$8,195	$—	0.0
Customer Relationships	111,997	46,503	65,494	7.7
Technology	82,269	25,240	57,029	9.4
Non-Compete	2,211	1,889	322	1.5
Trademarks and Trade Names	13,378	2,549	10,829	9.9
Total amortizable intangible assets at December 31, 2019	$218,050	$84,376	$133,674	8.5

We recorded amortization of intangible assets totaling approximately $5.5 million for the three months ended March 31, 2020. We recorded amortization of intangible assets totaling approximately $5.6 million for the three months ended March 31, 2019. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of income.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending March 31,	Estimated Amortization Expense
2021	$21,682
2022	16,816
2023	9,771
2024	9,423
2025	8,334
Thereafter	56,332
Total	$122,358

7.    Income Taxes

Our income tax expense was $7.1 million for the three months ended March 31, 2020. Our income tax expense was $6.7 million for the three months ended March 31, 2019. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2020 and December 31, 2019, we have recorded a valuation allowance of $1.8 million and $1.7 million, respectively, against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized. We also have recorded a valuation allowance against the activity of certain foreign jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the US to provide certain relief as a result of the COVID-19 pandemic.  The CARES Act is not expected to have a material impact on our consolidated financial statements.

8.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$215,624	$215,624	—	—
Total	$215,624	$215,624	—	—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$156,307	$156,307	—	—
Total	$156,307	$156,307	—	—

9.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at March 31, 2020 and December 31, 2019. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At March 31, 2020 and December 31, 2019, we had no material investments.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize our cash and cash equivalents as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$208,801	—	—	$208,801
Money market	6,823	—	—	6,823
Cash and cash equivalents	$215,624	—	—	$215,624

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$149,508	—	—	$149,508
Money market	6,799	—	—	6,799
Cash and cash equivalents	$156,307	—	—	$156,307

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our segment information and includes a reconciliation of income from operations to income before income taxes (in thousands):

	Three Months Ended March 31,
	2020	2019
Segment revenues
Stamps.com	$137,545	$122,904
MetaPack	13,801	13,099
Total revenues	$151,346	$136,003

Segment income (loss) from operations
Stamps.com	$28,227	$25,348
MetaPack	(4,056)	(2,107)
Total income from operations	$24,171	$23,241

Company's total segment income from operations	$24,171	$23,241
Foreign currency exchange gain (loss), net	(138)	(95)
Interest expense	(467)	(714)
Interest income and other income (loss), net	26	65
Income before income taxes	$23,592	$22,497

Geographic Data

No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the three months ended March 31, 2020 or March 31, 2019.

The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended March 31,
	2020	2019
Revenues
United States	$137,070	$122,700
International	14,276	13,303
Total revenues	$151,346	$136,003

11.    Leases

The Company's material lease contracts are generally for corporate office space. The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2029.

Operating lease cost for the three months ended March 31, 2020 was approximately $1.2 million. Operating lease cost for the three months ended March 31, 2019 was approximately $1.1 million.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a schedule of maturities of operating lease liabilities as of March 31, 2020 (in thousands):

Twelve Month Period Ending March 31,	Operating Lease Obligations
2021	$5,597
2022	4,617
2023	3,947
2024	3,073
2025	1,014
Thereafter	2,281
Total undiscounted cash flows	20,529
Less amount representing interest	(2,244)
Present value of lease liabilities	$18,285

The table above reflects payments for noncancelable operating leases with initial or remaining terms of one year or more as of March 31, 2020. The table above does not include obligations for leases that have not yet commenced and does not include lease payments that were not fixed at commencement or modification.

As of March 31, 2020, the weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

March 31, 2020
Weighted-average remaining lease term	4.6
Weighted-average discount rate	4.9%

12.    Accounts Payable and Other Current Liabilities
The following table summarizes our accounts payable and other current liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable	$35,182	$47,783
Customer prepayments for postage and shipping labels	45,925	40,002
Income taxes payable	14,820	7,996
Payroll and related accruals	26,165	23,029
Short-term financing obligations	16,647	982
Other accruals	1,469	2,061
Accounts payable and other current liabilities	$140,208	$121,853

13.    Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described below.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to issuance, we received notification from the USPS that it was eliminating its customized postage program and also revoking our authorization to offer products pursuant to that program effective June 16, 2020. The revenue and cost of revenue associated with these products appear on our financial statements as “Customized postage.” As a result, we do not expect material customized postage revenue or cost of revenue after June 2020.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this "Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "projects," "seeks," "intends," "plans," "could," "would," "may" or other similar expressions in this Report. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, any statements that refer to future responses to and effects of COVID-19, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.

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

Please refer to the risk factors under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2019, as well as those described elsewhere in this Report (including in Item 1A of Part II of this Report) and in our other public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Without limiting the foregoing, the significant and unprecedented uncertainty regarding the business and economic impact of the ongoing COVID-19 pandemic (as well as the impact of efforts of governments, businesses and individuals to mitigate the effects of such pandemic) on us, our customers, our carrier and integration partners and the global economy, makes it particularly difficult to predict the nature and extent of impacts on demand for our products and services, making our business outlook subject to considerable uncertainty. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Our registered trademarks include Stamps.com, Auctane, Endicia, MetaPack, NetStamps, PhotoStamps, ShipEngine, ShippingEasy, ShipStation, ShipWorks, and the Stamps.com logo. This Report also references trade names and trademarks of other entities. References in this Report to "we" "us" "our" or "Company" are references to Stamps.com Inc. and its subsidiaries.

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States (US) and Europe. Our portfolio of solutions are marketed under the brand names Stamps.com®, Endicia®, MetaPack®, ShippingEasy®, ShipEngine®, ShipStation®, and ShipWorks®. Our software solutions allow customers to print mailing and shipping labels for multiple carriers around the world through downloadable software, web-based user interfaces (UIs) and application programming interfaces (APIs). Our solutions provide our customers with access to discounted carrier rates for select carriers, including USPS® and UPS® and advanced functionality users can leverage for both improved operational efficiency and financial savings.  Our customers primarily include small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers and high volume shippers including warehouses, fulfillment houses and omni-channel retailers.

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
Mailing and Shipping Business References

When we refer to our "mailing and shipping business," we are referring to our mailing and shipping products and services including our USPS and multi-carrier mailing and shipping solutions, consolidation services, mailing and shipping integrations, mailing and shipping supplies stores, and branded insurance offerings. We do not include our customized postage business when we refer to our mailing and shipping business. When we refer to our "mailing and shipping revenue," we are referring to our service, product and insurance revenue generated by our mailing and shipping customers. We do not include our customized postage revenue generated by our customized postage business in our "mailing and shipping revenue."
Services and Products

Mailing and Shipping Business

We offer the following mailing and shipping services to our customers under the Stamps.com, Endicia, MetaPack, ShipEngine, ShippingEasy, ShipStation and ShipWorks brands:

Mailing Solutions
As part of our mailing and shipping business, we offer our USPS-approved solutions to mail and ship a variety of domestic and international mail pieces and packages through the USPS.  Our USPS mailing solutions enable our customers to print "electronic postage" using only a personal computing device, printer and Internet connection. Our solutions support a variety of USPS mail classes including First Class Mail®, Media Mail®, Parcel Select®, Priority Mail®, Priority Mail Express, and others. Customers can also add USPS Special Services to their mail pieces, such as Certified Mail®, Collect on Delivery, Insured Mail, Registered Mail®, Restricted Delivery, Return Receipt, Signature Confirmation™ and USPS Tracking®. Our customers can print postage on (1) NetStamps® labels, which can be used just like regular stamps, (2) envelopes and postcards or on labels in a single step process that saves time and provides a professional look, (3) plain 8.5" x 11" paper, (4) special labels for packages, and (5) integrated customs forms for international mail and packages. Our USPS mailing solutions also provide our customers with access to discounted postage rates on certain mail classes.
Multi-Carrier Shipping Solutions
As part of our mailing and shipping business, we offer our industry leading domestic and international multi-carrier e-commerce shipping solutions. Our multi-carrier solutions collectively enable our customers to print approved shipping labels for more than 450 regional, national and international carriers and integrate with more than 300 partners including shopping carts, marketplaces, e-commerce tools and various other software products. Our multi-carrier solutions also provide our customers with access to discounted carrier rates including USPS and UPS.
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
We received notification from the USPS that it was eliminating its customized postage program and also revoking our authorization to offer products pursuant to that program effective June 16, 2020. See "Business Outlook and Forward-Looking Statements," below in this Item 2.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. The pandemic is having widespread, rapidly evolving impacts on economies, financial markets, and business practices. We are closely monitoring the impact of COVID-19 on all aspects of our business.
In the first quarter of 2020, we took a number of precautionary measures to help minimize the risk of exposure to our employees, including significantly revising travel policies and implementing temporary office closures as all employees are advised to work remotely where possible.
We experienced a net financial benefit in the first quarter resulting from increased domestic shipping volume which we believe is related to shelter in place orders and an increase in requirements to work from home. We cannot predict how long these circumstances will continue, and it should not be assumed that they will yield any net financial benefit to us beyond the first quarter of 2020. See “Item 1A. Risk Factors” within “Part II - Other Information” of this quarterly report, for additional discussion of the risks posed, among other things, by the COVID-19 pandemic, and uncertainties we, our customers, business partners, and the national and global economies face as a result.

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
Please see Note 2 - "Acquisitions" in our Notes to Consolidated Financial Statements for further description.

Results of Operations

Three Months Ended March 31, 2020 and March 31, 2019

Total revenue increased 11% to $151.3 million in the three months ended March 31, 2020 from $136.0 million in the three months ended March 31, 2019. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $148.3 million in the three months ended March 31, 2020, an increase of 12% from $132.6 million in the three months ended March 31, 2019. Customized postage revenue decreased 8% to $3.1 million in the three months ended March 31, 2020 from $3.4 million in the three months ended March 31, 2019.

Revenue by Segment

The following table sets forth the revenue by segment for the three months ended March 31, 2020 and March 31, 2019 and the resulting percentage change (revenue in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Segment revenues
Stamps.com	$137,545	$122,904	11.9%
MetaPack	13,801	13,099	5.4%
Total revenues	$151,346	$136,003	11.3%

The majority of the 11% increase in total revenue is due to a 12% increase in total revenue from the Stamps.com operating segment as discussed below.

Consolidated Revenue

The following table sets forth the breakdown of revenue for the three months ended March 31, 2020 and March 31, 2019 and the resulting percentage change (revenue in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Revenues
Service	$139,136	$123,907	12.3%
Product	5,956	5,405	10.2%
Insurance	3,180	3,334	(4.6)%
Mailing and shipping revenue	148,272	132,646	11.8%
Customized postage	3,074	3,357	(8.4)%
Total revenues	$151,346	$136,003	11.3%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average monthly revenue per paid customer (ARPU) as one-third of quarterly mailing and shipping revenue divided by paid customers.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter
2020	777
2019	736

The following table sets forth the change in paid customers and ARPU for our mailing and shipping business (in thousands except ARPU and percentage):

	Three Months Ended March 31,
	2020	2019	% Change
Paid customers for the quarter	777	736	5.5%
ARPU	$63.60	$60.05	5.9%
Mailing and shipping revenue	$148,272	$132,646	11.8%

The number of paid customers increased by 5.5% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily as a result of our customer acquisition efforts.

Our ARPU increased by 5.9% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily attributable to the growth in our shipping business where we have the ability to better monetize shipping volume as compared to monthly flat rate subscription fees, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders and an increase in requirements to work from home, and an increase in consolidation services revenues.

Revenue by Product

The following table shows the components of our revenues and their respective percentages of our total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2020	2019
Revenues
Service	$139,136	$123,907
Product	5,956	5,405
Insurance	3,180	3,334
Customized postage	3,074	3,357
Total revenues	$151,346	$136,003
Revenue as a percentage of total revenues
Service	91.9%	91.1%
Product	4.0%	4.0%
Insurance	2.1%	2.4%
Customized postage	2.0%	2.5%
Total revenue	100.0%	100.0%

Our revenue is derived primarily from five sources: (1) service and transaction related revenues from our mailing services, our multi-carrier shipping services, and our mailing and shipping integrations; (2) product revenue from the direct sale of consumables and supplies through our supplies stores; (3) package insurance revenue from our branded insurance offerings; (4) customized postage revenue from the sale of customized postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers. Other revenue was not material to our consolidated financial statements in the three months ended March 31, 2020 and March 31, 2019.
Service revenue is recognized over time for each month that customers have access to our platform or at a point in time when assets are transferred to the customer. We earn service revenue from our mailing and shipping operations in several different ways: (1) customers may pay us a monthly fee, based on a subscription plan which may be waived or refunded for certain customers, for which we provide them access to our platform, in which case revenue is earned over the period of time that the customers have access to the platform which is typically month-to-month; (2) we may be compensated directly by our carriers for shipping labels printed that meet certain requirements, in which case revenue is earned over time, which is typically in the same month that the relevant labels are printed; (3) we may earn revenue from customers when they purchase postage, print shipping labels or perform other transactions using our solutions, in which case revenue is earned at the point in time we transfer an asset to the customer and have a present right of payment for the asset transferred; (4) we may earn revenue that may take the form of some or all of the spread between the rate a customer pays and the rate the carrier or integration partner receives, either charged directly or paid by our partners, in which case revenue is earned at a point in time, which is typically when the customer purchases postage or prints a shipping label; and (5) we may earn other types of revenue shares or other compensation from specific customers that have access to our platform or through integration partners, in which case revenue is recognized at a point in time, which is when we have fulfilled our performance obligations.
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in the three months ended March 31, 2020 or March 31, 2019.
Customers may purchase delivery services from carriers through our mailing and shipping solutions.  When funds are transferred directly from customers to the carrier, these funds are not recognized as revenue. We also provide mailing and shipping services for which the cost of postage or delivery is included in the cost of the service and, therefore, is recognized as service revenue.
Service revenue increased 12% to $139.1 million in the three months ended March 31, 2020 from $123.9 million in the three months ended March 31, 2019. The increase in service revenue during the three months ended March 31, 2020 was driven by a 6.4% increase in our average monthly service revenue per paid customer (Service Revenue ARPU) and a 5.5% increase in paid customers.

The increase in our Service Revenue ARPU during the three months ended March 31, 2020 was primarily attributable to the growth in our shipping business where we have the ability to better monetize shipping volume as compared to monthly flat rate subscription fees, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders and an increase in requirements to work from home, and an increase in consolidation services revenues.

Product revenue increased 10% to $6.0 million in the three months ended March 31, 2020 from $5.4 million in the three months ended March 31, 2019. Product revenue is primarily driven by label sales, such as NetStamps, which are used for mailing. The increase in product revenue in the three months ended March 31, 2020 was not material to the consolidated financial statements.

Insurance revenue decreased 5% to $3.2 million in the three months ended March 31, 2020 from $3.3 million in the three months ended March 31, 2019. The decrease in insurance revenue in the three months ended March 31, 2020 was not material to the consolidated financial statements.

Customized postage revenue decreased 8% to $3.1 million in the three months ended March 31, 2020 from $3.4 million in the three months ended March 31, 2019. The decrease in customized postage revenue in the three months ended March 31, 2020 was not material to the consolidated financial statements.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2020	2019
Cost of revenues
Service	$36,527	$32,235
Product	1,738	1,673
Customized postage	2,115	2,431
Total cost of revenues	$40,380	$36,339
Cost as percentage of associated revenue
Service	26.3%	26.0%
Product	29.2%	31.0%
Customized postage	68.8%	72.4%
Total cost as a percentage of total revenues	26.7%	26.7%

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
Cost of service revenue increased 13% to $36.5 million in the three months ended March 31, 2020 from $32.2 million in the three months ended March 31, 2019. The increase was primarily attributable to higher system operating and customer service costs to support our growing business and the growth of our consolidation services.

Cost of service revenue as a percent of service revenue was 26% in both the three months ended March 31, 2020 and the three months ended March 31, 2019.

Cost of product revenue increased 4% to $1.7 million in the three months ended March 31, 2020 from $1.7 million in the three months ended March 31, 2019. The increase in cost of product revenue in the three months ended March 31, 2020 was not material to the consolidated financial statements.

Cost of product revenue as a percent of product revenue was 29% in the three months ended March 31, 2020 and 31% in the three months ended March 31, 2019. The decrease in cost of product revenue as a percent of product revenue in the three months ended March 31, 2020 was not material to the consolidated financial statements.

Cost of customized postage revenue decreased 13% to $2.1 million in the three months ended March 31, 2020 from $2.4 million in the three months ended March 31, 2019. The decrease in cost of customized postage revenue during the three months ended March 31, 2020 was not material to the consolidated financial statements.

Cost of customized postage revenue as a percent of customized postage revenue was 69% in the three months ended March 31, 2020 and 72% in the three months ended March 31, 2019. The decrease in cost of customized postage revenue as a percent of customized postage revenue in the three months ended March 31, 2020 was not material to the consolidated financial statements.

Income (Loss) from Operations by Segment

The following table sets forth income (loss) from operations and the resulting percentage change by segment for the three months ended March 31, 2020 and March 31, 2019 (in thousands except percentage):

	Three Months Ended March 31,
	2020	2019	% Change
Segment income (loss) from operations
Stamps.com	$28,227	$25,348	11.4%
MetaPack	(4,056)	(2,107)	(92.5)%
Total income from operations	$24,171	$23,241	4.0%

Our Stamps.com segment income from operations increased by 11% to $28.2 million in the three months ended March 31, 2020 from $25.3 million in the three months ended March 31, 2019 primarily due to the 12% increase in total revenue from the Stamps.com operating segment, partially offset by: (a) the increase in cost of service revenue primarily attributable to higher system operating and customer service costs to support our growing business and the growth of our consolidation services; (b) the increase in discretionary and sales volume-based partner marketing spend; (c) the increase in research and development headcount-related expenses including stock-based compensation; (d) the increase in sales and marketing headcount-related expenses including stock-based compensation; and (e) general operating expenses increases.

Our MetaPack segment loss from operations increased to $4.1 million in the three months ended March 31, 2020 from $2.1 million in the three months ended March 31, 2019 primarily due to the increase in research and development headcount-related expense including stock-based compensation and general increases in operating expenses.

Consolidated Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentages):

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Sales and marketing	$37,004	$32,881
Research and development	21,323	17,314
General and administrative	28,468	26,228
Total operating expenses	$86,795	$76,423
Operating expenses as a percent of total revenues:
Sales and marketing	24.4%	24.2%
Research and development	14.1%	12.7%
General and administrative	18.8%	19.3%
Total operating expenses as a percentage of total revenues	57.3%	56.2%

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
Sales and marketing expense increased 13% to $37.0 million in the three months ended March 31, 2020 from $32.9 million in the three months ended March 31, 2019. The increase during the three months ended March 31, 2020 was primarily attributable to the $2.8 million increase in discretionary and sales volume-based partner marketing spending and a $1.4 million increase in headcount-related expenses including stock-based compensation. Headcount-related expenses increased primarily due to hiring.

Sales and marketing expense as a percent of total revenue was 24% in both the three months ended March 31, 2020 and the three months ended March 31, 2019.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.
Research and development expense increased 23% to $21.3 million in the three months ended March 31, 2020 from $17.3 million in the three months ended March 31, 2019. The increase during the three months ended March 31, 2020 was primarily attributable to a $3.7 million increase in headcount-related expense including stock-based compensation. Headcount-related expenses increased primarily due to hiring to support our expanded product offerings and technology infrastructure investments.

Research and development expense as a percent of total revenue increased to 14% in the three months ended March 31, 2020 from 13% in the three months ended March 31, 2019.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense increased 9% to $28.5 million in the three months ended March 31, 2020 from $26.2 million in the three months ended March 31, 2019. The increase during the three months ended March 31, 2020 was primarily attributable to general increases in operating expenses.

General and administrative expense as a percent of total revenue was 19% in both the three months ended March 31, 2020 and the three months ended March 31, 2019.

Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange losses, net of $138,000 in the three months ended March 31, 2020 and $95,000 in the three months ended March 31, 2019 were not material to the consolidated financial statements.
Interest Income and Other Income

Interest income and other income primarily consists of interest income from cash and cash equivalents. Interest income and other income decreased to $26,000 in the three months ended March 31, 2020 from $65,000 in the three months ended March 31, 2019. Interest and other income is not material to the consolidated financial statements.

Interest Expense

Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense decreased to $467,000 in the three months ended March 31, 2020 from $714,000 in the three months ended March 31, 2019. Interest expense in the 2020 period was affected primarily by lower interest rates and lower outstanding debt balances under our credit facility.

Provision for Income Taxes

Our income tax expense was $7.1 million in the three months ended March 31, 2020 and $6.7 million in the three months ended March 31, 2019. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards.

See Note 7 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Changes in cash and cash equivalents for the three months ended March 31, 2020 and March 31, 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$46,658	$33,444	$13,214
Net cash used in investing activities	(1,921)	(262)	(1,659)
Net cash provided by (used in) financing activities	14,763	(36,038)	50,801
Effect of exchange rate changes	(183)	24	(207)
Net increase (decrease) in cash and cash equivalents	$59,317	$(2,832)	$62,149

As of March 31, 2020 and December 31, 2019, we had $215.6 million and $156.3 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $46.7 million and $33.4 million during the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: an $11.0 million increase in cash flows from net accounts receivable, a $10.0 million increase in cash flows from accounts payable and other current liabilities, and a $5.9 million increase in cash flows from prepaid expenses, partially offset by a $6.7 million decrease in cash flows from current income taxes primarily due to the prior year decrease in current income taxes and a $6.0 million decrease in cash flows from other assets.

Net cash used in investing activities was approximately $1.9 million and $0.3 million during the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in net cash used in investing activities was primarily attributable to increases in property and equipment cash outflows.

Net cash provided by financing activities was approximately $14.8 million during the three months ended March 31, 2020. Net cash used in financing activities was approximately $36.0 million during the three months ended March 31, 2019. The increase to net cash provided by financing activities was primarily due to the $23.4 million decrease in common stock repurchases, the $21.5 million increase in cash flows due to the increase in short term financing obligations, and the $6.4 million increase in proceeds received from stock option exercises.

Significant contractual obligations as of March 31, 2020 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations (1)	$47,437	$47,437	$—	$—	$—
Estimated Interest on Debt Obligations (2)	648	648	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (3)	20,529	5,597	8,564	4,087	2,281
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$68,614	$53,682	$8,564	$4,087	$2,281
(1) Amounts represent cash principal payments for the Company's Credit Agreement which is described in more detail below.
(2) Amounts represent estimated cash payments for interest related to the Company's Credit Agreement assuming an interest rate of 2.24% which is our interest rate as of March 31, 2020.
(3) Amounts represent the undiscounted cash lease payments under non-cancelable leases.

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and are being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with the debt issuance costs for each of the three months ended March 31, 2020 and March 31, 2019 was approximately $93,000. In December 2017, we repaid all of our revolving credit facility outstanding debt of $62.0 million.

Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin, between 1.25% and 2.00%, based upon certain financial measures. As of March 31, 2020, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.24%. We are subject to certain customary quarterly financial covenants under our Credit Agreement such as a maximum total leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2020, we were in compliance with the covenants of the Credit Agreement.

The Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness; grant liens; repurchase stock; pay dividends; and engage in certain investment, acquisition, and disposition transactions. The Credit Agreement imposes certain requirements in order for us to make dividend payments. As of March 31, 2020, such requirements were: (1) our Consolidated Total Leverage Ratio, as defined in the Credit Agreement, must be less than 2.50 to 1.00; (2) our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, must be greater than 1.25 to 1.00; and (3) our Liquidity as defined in the Credit Agreement must be greater than $20 million. As of March 31, 2020, our Consolidated Total Leverage Ratio was 0.28 to 1.00, our Fixed Charge Coverage Ratio was 2.21 to 1.00 and our Liquidity was approximately $298 million, which includes cash and cash equivalent balances, as well as the available balance under the revolving credit facility. Based on our actual financial condition and results of operations, we do not believe that the provisions of the Credit Agreement currently represent a restriction to our ability to pay dividends in permissible amounts.

We plan to pay off any remaining debt obligations under the Credit Agreement on or before the maturity date (i.e. November 18, 2020, unless hereafter modified), whether with cash and cash equivalents, the proceeds of a refinancing transaction or otherwise.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Business Outlook and Forward-Looking Statements

The following forward-looking statements are accompanied by, and should only be read in conjunction with, the qualifications and limitations described in the forward-looking statements discussion at the beginning of this Item 2 and the risks and other factors set forth in Item 1A of Part II of this Report and in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

We expect our mailing and shipping revenue to increase in 2020 compared to 2019. Our mailing and shipping revenue is partly dependent on our ability to increase our sales and marketing spend to acquire new customers and to retain our existing customers. To the extent we are not able to achieve our target increase in spending and acquire or retain customers, this would negatively impact our 2020 mailing and shipping revenue expectations.

We received notification from the USPS that it was eliminating its customized postage program and also revoking our authorization to offer products pursuant to that program effective June 16, 2020. The revenue and cost of revenue associated with these products appear on our financial statements as “Customized postage.” As a result, we do not expect material customized postage revenue or cost of revenue after June 2020.

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
We expect our stock-based compensation expense to be lower in 2020 as compared to 2019 due to a decrease in the weighted average grant date fair values in non-vested options at December 31, 2019.
Absent additional borrowings, we expect our interest expense in 2020 to be lower than 2019 due to lower outstanding debt balances under our credit facility.
We expect our effective tax rate for 2020 to be higher than 2019; however, there are factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.
As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward-looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion in the beginning of Item 2 of this Report and the risks and other factors set forth in Item 1A of Part II of this Report and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020, including those related to the ongoing COVID-19 pandemic. Our business has grown through acquisitions during 2014 through 2018; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations. As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.
Critical Accounting Policies and Judgments
Management's discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Judgments" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 18, 2015, we entered into a Credit Agreement with a group of banks, which provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement matures on November 18, 2020. The Credit Agreement is secured by substantially all of our assets. As of March 31, 2020, the debt outstanding under our Credit Agreement, gross of debt issuance costs, was $47.4 million. Borrowings under the term loan are payable in quarterly installments which began on December 31, 2015. We pay interest on our Credit Agreement at a rate equal to the LIBOR plus an applicable margin, which is between 1.25% and 2.00%, based upon certain financial measures. As of March 31, 2020, our applicable margin was 1.25% and the interest rate on our outstanding loan was approximately 2.24%. Interest expense would not be significantly affected by either a 10% increase or decrease in the rates of interest on our debt.

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the US dollar, primarily the British Pound Sterling. Accordingly, changes in exchange rates could negatively affect our results. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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
Our cash equivalents consist of money market securities and had a weighted average maturity of 1 day and a weighted average interest rate of 0.8% at March 31, 2020. The aggregate value of our cash and cash equivalents was $215.6 million at March 31, 2020. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

Changes in Internal Controls

During the quarter ended March 31, 2020, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 3 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

Set forth below are new risk factors and also an update to the risk factor included in our 2019 Form 10-K, filed with the SEC on March 2, 2020, titled “Risk Factors-Risks Related to Our Industry--Regulations and/or USPS policy or practices may cause disruptions to, or the discontinuance of our business.”

In addition to our discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Report addressing effects of the ongoing COVID-19 pandemic, we have provided additional risk factors regarding COVID-19, among other things, below. As discussed below, the impact of COVID-19 interacts with, and can exacerbate, other risks discussed in the Risk Factors sections of our 2019 Form 10-K and this Report, which could in turn have a material adverse effect on us. The risk factors identified in our 2019 Form 10-K and in this Report do not purport to identify all risks that we face, because our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance.

The ongoing COVID-19 pandemic may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

The COVID-19 global pandemic has led to severe disruption to general economic activities as governments and businesses take actions to mitigate the public health crisis. The extent to which the ongoing COVID-19 global pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken to contain the virus, and how quickly and to what extent normal economic and operating conditions resume, if at all. Even if the COVID-19 global pandemic subsides, we may continue to experience significant impacts to our business as a result of its global economic impact, including any resulting economic recession.

While the complete impact on our business from the ongoing COVID-19 pandemic (including, for purposes of these Risk Factors, the efforts of governments and individuals to mitigate the effects of such pandemic) is unknown at this time and difficult to predict, various aspects of our business are being adversely affected by it and may continue to be adversely affected.

As of the date hereof, COVID-19 has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. The COVID-19 pandemic has caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities have enacted and others are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close.

There is significant uncertainty around the breadth and duration of these closures and other business disruptions related to the COVID-19 pandemic, as well as its impact on the US and world economies and, in particular on the commercial habits and operations of our customers. While a reduction in consumer willingness to visit malls and shopping centers, and employee willingness to staff brick and mortar stores, could be advantageous to e-commerce, such advantages may be more than offset by a general reduction of consumer activity. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or mitigate its impact.

It is unclear how such restrictions, should they continue for an extended period, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

Although the impacts of the pandemic cannot be predicted at this time, some potential impacts from the pandemic could include:

•	If there is a significant reduction or failure of small businesses in the US, that could result in an increase in our rate of customer loss and slower and/or more difficult customer acquisition;

•	If shipper customers that we do retain have reduced sales, then we are likely to experience lower ARPU;

•	Supply chain, governmental or other disruptions that adversely affect construction or our operations and/or those of our customers;

•	Increased risks of IT disruptions and/or cyber attacks as a result of our employees, customers or partners working remotely;

•	Disruption of our operations as a result of the illness or social distancing of our employees or partners;

•	Changes in the financial markets and/or our cash flows which adversely affect our stock price; and/or

•	Increases in the cost or availability, or changes to the terms, of insurance.
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

The USPS could also decide that PC Postage should no longer be an approved postage service due to security concerns, financial difficulties within the USPS or other issues. Our business would suffer dramatically if we were unable to promptly adapt our services to any new requirements or specifications or if the USPS were to discontinue PC Postage as an approved postage method. Alternatively, the USPS could introduce competitive programs or amend PC Postage requirements to make certification easier to obtain, which could lead to more competition from third parties or the USPS itself. If we are unable to compete successfully, particularly against large, traditional providers of postage products, such as Pitney Bowes, who entered the online postage market, our revenues and operating results will suffer.

In the second quarter of 2020, the USPS revoked our permission to offer customized postage products, effective June 16, 2020. Our primary product subject to termination is our PhotoStamps product. This decision by the USPS followed the filing of a lawsuit against the USPS by a third party alleging 1st Amendment religious expression harm as a result of the USPS published regulations regarding customized postage. The USPS thereafter decided to end the customized postage program. While we continue to have discussions with the USPS to reverse or modify this decision, actions by the USPS like this, or other similar actions which may be harmful to our business interests and services, are beyond our ability to control. Unless the USPS changes course on this, we will no longer earn any customized postage revenue after the second quarter of 2020.

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

The USPS and/or other carriers whose services we offer to our customers, could fail to compete successfully with existing or future competitors, resulting in reduced demand for our products and services.
The USPS and other carriers whose services we offer to our customers are critical business partners to us. However, we do not control and cannot predict the business decisions of our critical business partners, or their current or future competitors. One or more such carriers may suffer a sudden or gradual erosion of their competitiveness in the shipping and mailing market. Such loss of competitiveness may result from their own actions or inactions in their perceived self-interest, actions or inactions by third-parties, political pressure or governmental incentives, or for other reasons entirely. Furthermore, other competitors may successfully win business from the carriers whose services we offer to our customers. If the carriers whose services we offer fail to compete successfully with carriers whose services we do not offer (or whose services we do offer, but on terms less favorable to us), then we would suffer reduced demand for (or profitability from) our products and services, and our results of operations, financial condition and prospects would be adversely affected.

The ongoing COVID-19 pandemic may adversely affect our carrier partners’ businesses, which, in turn could have an adverse effect on our results of operations, financial condition, liquidity, and cash flow.

Among other things, the COVID-19 pandemic may cause our carrier partners to experience reduced volume, higher costs, tighter margins, or greater difficulty obtaining the equipment and labor necessary to operate their businesses. For example, the ongoing COVID-19 pandemic may cause (i) shippers to reduce their volumes, (ii) carriers to implement more expensive protocols for package pick-up, handling and delivery, the costs of which they may not be able to pass on to their customers, and (iii) carriers’ personnel may be unwilling to perform their jobs at their current rates, or at all, or may insist on health and safety measures that impair the profitability of the carriers’ operations. If our carrier partners feel any such impacts, then our volume, revenue and profitability may likewise be adversely affected.

The ongoing COVID-19 pandemic may exacerbate many of the risks discussed in the Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and our subsequent periodic reports, which could in turn have a material adverse effect on us.
The ongoing COVID-19 pandemic interacts with the other risks facing our company including those that are described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and this report. Developments related to the COVID-19 pandemic have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently.

Among other things, the ongoing COVID-19 pandemic and resulting action by governments, individuals and/or organizations, and the ensuing economic consequences, may exacerbate the Risk Factors included in our 2019 Annual Report, or in our subsequent periodic reports, including as described below:

•	The COVID-19 pandemic may increase the likelihood of a Hard or Delayed Brexit (see “Risk Factors-Risks Related to Our Industry-Our MetaPack acquisition could be adversely impacted by Brexit”);

•
Trade restrictions have been, and may be, imposed by governments in response to the ongoing COVID-19 pandemic and consumers are or may become reluctant, due to concerns over COVID-19, to order goods that will be shipped across international borders or from particular regions (see “Risk Factors-Risks Related to Our Industry-Geopolitical uncertainty, and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect our business and results of operations,” “-Any factors that reduce cross-border trade or make such trade more difficult or expensive would lower our revenues and profits and could harm our business,” “Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other business interruptions that could materially adversely affect our results of operations and financial condition,” “Risk Factors-Risks Related to Our Business-To the extent our e-commerce business expands globally, we may be subject to increased customs and regulatory risks from cross-border transactions, and fluctuations in foreign currency exchange rates,” “-We could be subject to economic, political, regulatory and other risks arising from our international operations”);

•
The ongoing COVID-19 pandemic could lead to regional and/or global recessions and unrest and impair the creditworthiness and ability to pay of our customers (see “Risk Factors-Risks Related to Our Industry-Global and regional economic conditions could sour rapidly and unexpectedly, which would adversely affect our business,” “Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other business interruptions that could materially adversely affect our results of operations and financial condition,”);

•
The ongoing COVID-19 pandemic may lead to employee attrition, whether due to the disease itself or an unwillingness to perform certain job functions for fear of contracting or spreading the disease, and “shelter-in-place” requirements may make it more difficult to recruit and review candidates for open positions (see “Risk Factors-Risks Related to Our Business-If we do not successfully attract and retain skilled personnel for permanent management and other key personnel positions, we may not be able to effectively implement our business plan”);

•
If the ongoing COVID-19 pandemic results in a significant reduction or failure of small businesses in the US, that could both increase our subscription cancellations and decrease our acquisition of new customers (see “Risk Factors-Risks Related to Our Business-To the extent our target customers do not, or our current customers do not continue to, accept our services, our business will be adversely affected and could fail”);

•
Responding to the ongoing COVID-19 pandemic may consume large portions of the capacity of many of our existing and potential future business partners, making it more difficult or impossible to renew existing agreements and/or enter into new agreements with such partners (see “Risk Factors-Risks Related to Our Business-Our business could suffer if we are unsuccessful in making, integrating, and maintaining commercial agreements, strategic alliances, and other business relationships”);

•
To the extent the ongoing COVID-19 pandemic interrupts the products and services we receive from our third party suppliers and outsourcing vendors and we are unable to find alternate suppliers, then we could experience disruptions in operations and/or higher costs (see “Risk Factors-Risks Related to Our Business-We depend on third party suppliers and outsource providers, and our business and results could be adversely affected if we fail to manage these vendors effectively”);

•
In the event our integration partners experience reduced activity and/or go out of business as a result of the ongoing COVID-19 pandemic, our agreements with them may generate less revenue to us and/or be terminated (see “Risk Factors-Risks Related to Our Business-The modification or termination of agreements with, or reduced activity by, our integration partners could adversely affect our business”);

•
To the extent the financial stability and creditworthiness of customers to whom we offer invoicing and extend credit terms is adversely affected by the ongoing COVID-19 pandemic, we may be unable to collect amounts due from such customers (see “Risk Factors-Risks Related to Our Business-Default on the credit we may provide for printing postage to one or more of our larger customers could adversely impact our results of operations”); and

•
To the extent the ongoing COVID-19 pandemic disrupts global credit and capital markets, we may encounter more difficult market conditions should we seek to raise financing through the issuance of equity or debt (including, without limitation should we seek to refinance our Credit Agreement maturating in November 2020), which could adversely affect our ability to withstand any cash-flow difficulties or to engage in strategic transactions that could be beneficial to us (see “Risk Factors-Risks Related to Our Business-We are exposed to various risks associated with the credit and capital markets, which could negatively affect our financial condition, cash flow, and reported earnings”).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
January 1, 2020 - January 31, 2020	25,225	$82.99	25,225	$7,300
February 1, 2020 - February 29, 2020	26,349	$114.49	26,349	$18,300
March 1, 2020 - March 31, 2020	28,532	$121.41	28,532	$15,000

On March 8, 2019, our board of directors approved a $60 million share repurchase plan which was scheduled to expire in September 2019. On May 1, 2019, our board of directors adjusted the repurchase parameters of the plan such that it was expected to repurchase a further $9 million, between May 9, 2019 and the plan's initially scheduled expiration in September 2019 in addition to the $24 million purchased under the plan prior to such period. On July 29, 2019 and October 31, 2019, our board of directors approved further adjustments to the plan to extend its term. On February 13, 2020, our board of directors approved a new share repurchase plan, which became effective February 24, 2020, that replaced our prior stock repurchase plan and authorized the Company to repurchase up to $40 million of stock over the six months following its effective date. On February 28, 2020, our board of directors adjusted the repurchase parameters of the plan in response to increased market volatility, and the plan is now expected to repurchase an aggregate of up to approximately $19 million through the plan's expiration in August 2020.
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

STAMPS.COM INC.
(Registrant)

Date: May 8, 2020	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

Date: May 8, 2020	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer