Form 10-Q
period 2020-06-30
STAMPS.COM INC
filed 2020-08-07
CIK 1082923

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
For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 17,575,686 shares of the Registrant's Common Stock outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$275,053	$156,307
Accounts receivable, net	56,416	74,898
Prepaid expenses	16,411	20,447
Other current assets	35,674	23,031
Total current assets	383,554	274,683
Property and equipment, net	33,141	32,983
Goodwill	375,096	384,540
Intangible assets, net	128,144	145,063
Deferred income taxes, net	27,056	27,056
Lease right-of-use assets	15,967	17,697
Other assets	29,456	20,474
Total assets	$992,414	$902,496
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other current liabilities	$160,256	$121,853
Deferred revenue	10,681	8,015
Current portion of debt, net of debt issuance costs	—	50,188
Current portion of lease right-of-use liabilities	4,841	4,612
Total current liabilities	175,778	184,668
Deferred income taxes, net	10,725	11,455
Long-term portion of lease right-of-use liabilities	12,319	14,191
Other liabilities	28,322	26,557
Total liabilities	227,144	236,871
Commitments and contingencies (Note 3)
Stockholders' equity:
Common stock, $.001 par value per share; Authorized shares: 47,500 in 2020 and 2019; Issued shares: 33,652 in 2020 and 33,130 in 2019; Outstanding shares: 17,414 in 2020 and 17,029 in 2019	56	56
Additional paid-in capital	1,162,890	1,098,426
Treasury stock, at cost, 16,238 shares in 2020 and 16,101 in 2019	(611,485)	(593,511)
Retained earnings	219,161	150,941
Accumulated other comprehensive income (loss)	(5,352)	9,713
Total stockholders' equity	765,270	665,625
Total liabilities and stockholders' equity	$992,414	$902,496

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Service	$186,990	$127,429	$326,126	$251,336
Product	6,827	4,785	12,783	10,190
Insurance	4,096	3,431	7,276	6,765
Customized postage	8,817	3,128	11,891	6,485
Total revenues	206,730	138,773	358,076	274,776
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	37,465	32,452	73,992	64,687
Product	2,411	1,549	4,149	3,222
Customized postage	7,885	2,440	10,000	4,871
Total cost of revenues	47,761	36,441	88,141	72,780
Gross profit	158,969	102,332	269,935	201,996
Operating expenses:
Sales and marketing	41,884	33,242	78,888	66,123
Research and development	22,884	19,130	44,207	36,444
General and administrative	33,015	27,535	61,483	53,763
Total operating expenses	97,783	79,907	184,578	156,330
Income from operations	61,186	22,425	85,357	45,666
Foreign currency exchange gain (loss), net	(33)	(152)	(171)	(247)
Interest expense	(456)	(645)	(923)	(1,359)
Interest income and other income (loss), net	6	52	32	117
Income before income taxes	60,703	21,680	84,295	44,177
Income tax expense	8,977	7,688	16,075	14,430
Net income	$51,726	$13,992	$68,220	$29,747
Net income per share:
Basic	$3.00	$0.81	$3.98	$1.71
Diluted	$2.73	$0.79	$3.68	$1.66
Weighted average shares outstanding:
Basic	17,231	17,291	17,148	17,418
Diluted	18,927	17,809	18,558	17,911

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$51,726	$13,992	$68,220	$29,747
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(338)	(4,886)	(15,065)	(920)
Unrealized gain (loss) on investments	—	—	—	(4)
Comprehensive income	$51,388	$9,106	$53,155	$28,823

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	17,029	$56	$1,098,426	$(593,511)	$150,941	$9,713	$665,625
Net income	—	—	—	—	16,494	—	16,494
Other comprehensive income (loss)	—	—	—	—	—	(14,727)	(14,727)
Stock-based compensation expense	—	—	10,725	—	—	—	10,725
Exercise of stock options	103	—	8,818	—	—	—	8,818
Shares issued under the Employee Stock Purchase Plan	50	—	1,950	—	—	—	1,950
Stock repurchase	(80)	—	—	(8,577)	—	—	(8,577)
Balance at March 31, 2020	17,102	$56	$1,119,919	$(602,088)	$167,435	$(5,014)	$680,308
Net income	—	—	—	—	51,726	—	51,726
Other comprehensive income (loss)	—	—	—	—	—	(338)	(338)
Stock-based compensation expense	—	—	13,221	—	—	—	13,221
Exercise of stock options	368	—	29,750	—	—	—	29,750
Stock repurchase	(56)	—	—	(9,397)	—	—	(9,397)
Balance at June 30, 2020	17,414	$56	$1,162,890	$(611,485)	$219,161	$(5,352)	$765,270

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	17,662	$56	$1,049,669	$(528,529)	$91,712	$757	$613,665
Net income	—	—	—	—	15,755	—	15,755
Other comprehensive income (loss)	—	—	—	—	—	3,962	3,962
Issuance of shares for performance-based awards	4	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,857	—	—	—	8,857
Exercise of stock options	29	—	2,381	—	—	—	2,381
Shares issued under the Employee Stock Purchase Plan	13	—	2,100	—	—	—	2,100
Stock repurchase, excluding tax withholding stock repurchase	(235)	—	—	(31,998)	—	—	(31,998)
Tax withholding stock repurchase	(1)	—	—	(93)	—	—	(93)
Balance at March 31, 2019	17,472	$56	$1,063,007	$(560,620)	$107,467	$4,719	$614,629
Net income	—	—	—	—	13,992	—	13,992
Other comprehensive income (loss)	—	—	—	—	—	(4,886)	(4,886)
Stock-based compensation expense	—	—	9,808	—	—	—	9,808
Exercise of stock options	12	—	272	—	—	—	272
Stock repurchase	(295)	—	—	(20,187)	—	—	(20,187)
Balance at June 30, 2019	17,189	$56	$1,073,087	$(580,807)	$121,459	$(167)	$613,628

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$68,220	$29,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,140	14,069
Stock-based compensation expense	23,946	18,665
Accretion of debt issuance costs	342	186
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	17,837	12,733
Prepaid expenses	3,900	(4,773)
Other current assets	(12,791)	(5,439)
Current income taxes	69	8,338
Lease right-of-use assets	2,026	1,519
Other assets	(8,218)	(2,312)
Deferred revenue	2,804	1,192
Lease right-of-use liabilities	(1,953)	(1,553)
Other liabilities	1,787	1,490
Accounts payable and other current liabilities	12,895	(19,538)
Net cash provided by operating activities	124,004	54,324

Investing activities:
Acquisition of property and equipment	(2,347)	(610)
Net cash used in investing activities	(2,347)	(610)

Financing activities:
Net proceeds from (repayments of) short-term financing obligations	26,001	(5,190)
Debt issuance costs	(762)	—
Principal payments on term loan	(50,530)	(5,156)
Proceeds from exercise of stock options	38,568	2,653
Issuance of common stock under Employee Stock Purchase Plan	1,950	2,100
Repurchase of common stock	(17,974)	(52,185)
Payments related to tax withholding for share-based compensation	—	(93)
Net cash provided by (used in) financing activities	(2,747)	(57,871)
Effect of exchange rate changes	(164)	113
Net increase (decrease) in cash and cash equivalents	118,746	(4,044)
Cash and cash equivalents at beginning of period	156,307	113,757
Cash and cash equivalents at end of period	$275,053	$109,713

Supplemental information:
Capital expenditures accrued but not paid at period end	$—	$42
Cash paid for amounts included in the measurement of lease liabilities included in cash provided by operating activities	$2,671	$2,239
Lease liabilities arising from obtaining right-of-use assets	$852	$6,785

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

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of June 30, 2020, our results of operations for the three and six months ended June 30, 2020, and our cash flows for the six months ended June 30, 2020. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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
The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the consolidated financial statements for the period ended June 30, 2020. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.

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
The allowance for credit losses on accounts receivable was approximately $8.8 million and $6.9 million as of June 30, 2020 and December 31, 2019, respectively.
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
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $7.5 million of revenue recognized in the six months ended June 30, 2020 was included in the deferred revenue balance at December 31, 2019. Approximately $5.5 million of revenue recognized in the six months ended June 30, 2019 was included in the deferred revenue balance at December 31, 2018.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. Prior to June 30, 2020, the Company had outstanding debt held by third party financial institutions and this was carried at cost, adjusted for debt issuance costs. The Company’s debt was not publicly traded and the carrying amount typically approximated fair value for debt that accrued interest at a variable rate for companies with similar financial characteristics as the Company, which were considered Level 2 fair value inputs as defined in Note 8 in our Consolidated Financial Statements.

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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative or quantitative assessment. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative assessment, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference is recognized as an impairment loss. As of June 30, 2020, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2020, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes

We are subject to income taxes in the US and foreign jurisdictions. We provide for income taxes at the current and future enacted tax rate and consistent with the laws applicable in each jurisdiction. We account for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 740, Income Taxes (Income Taxes), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Income Taxes also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. We record a valuation allowance to reduce our gross deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized.  In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income. We evaluate the appropriateness of our deferred tax assets and related valuation allowance in accordance with Income Taxes based on all available positive and negative evidence.

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

Other Current Assets
Other current assets principally consist of prepayments for postage and shipping labels and inventory. Prepayments for postage and shipping labels totaled $31.9 million at June 30, 2020 and $17.4 million at December 31, 2019.
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
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements during the six months ended June 30, 2020 or June 30, 2019.
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
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the six months ended June 30, 2020 or June 30, 2019, respectively.

Segment Information

Our operations consist of two segments: Stamps.com and MetaPack. Please see Note 10 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt and revolving credit facility, to fund certain Company operations. Short-term financing obligations are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  As of June 30, 2020, we had $27.0 million in short-term financing obligations and $41.1 million of unused credit. As of December 31, 2019, we had $1.0 million in short-term financing obligations and $69.5 million of unused credit.

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
Treasury Stock

During the six months ended June 30, 2020 and June 30, 2019, we repurchased approximately 136,000 shares and 531,000 shares for $18.0 million and $52.2 million, respectively. Also, in the first quarter of 2019, we withheld 1,039 shares, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager of ShippingEasy.

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

Reference Rate Reform

In March 2020, the FASB issued 2020-04, optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The new standard provides expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as the London Interbank Offered Rate (LIBOR), to alternative reference rates, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates on our Amended Credit Agreement, as described in Note 13 - "Debt", but do not expect a significant impact to our operating results, financial position or cash flows.

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

On May 16, 2019 and May 21, 2019, two purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Western Division, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seeking unspecified damages, attorneys' fees and costs. The two cases have been consolidated as In re Stamps.com Stockholder Derivative Litigation, Case 2:19-cv-04272 and co-lead plaintiffs and co-lead counsel have been appointed. On July 8, 2020, the court granted our motion to transfer the consolidated suits to the United States District Court for the District of Delaware. We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of June 30, 2020 or December 31, 2019.

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

Commitments

Our significant contractual obligations and commercial commitments (other than debt commitments) consist of operating lease obligations as of June 30, 2020. Please see Note 11 - “Leases” for additional information.

4.    Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$51,726	$13,992	$68,220	$29,747

Basic - weighted average common shares	17,231	17,291	17,148	17,418
Diluted effect of common stock equivalents	1,696	518	1,410	493
Diluted - weighted average common shares	18,927	17,809	18,558	17,911

Earnings per share:
Basic	$3.00	$0.81	$3.98	$1.71
Diluted	$2.73	$0.79	$3.68	$1.66

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive stock options	678	2,307	1,103	1,730

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense relating to:
Stock options	$12,830	$9,447	$23,072	$17,944
Employee stock purchases	391	377	874	770
Total stock-based compensation expense	$13,221	$9,824	$23,946	$18,714
Stock-based compensation expense relating to:
Cost of revenues	$925	$555	$1,844	$1,201
Sales and marketing	2,362	2,285	4,669	4,339
Research and development	2,947	2,490	5,825	4,794
General and administrative	6,987	4,494	11,608	8,380
Total stock-based compensation expense	$13,221	$9,824	$23,946	$18,714

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for stock options granted in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.2%	1.8%	0.7%	2.1%
Expected volatility	87.5%	79.8%	85.0%	67.2%
Expected life (in years)	3.3	3.3	3.3	3.3

6.    Goodwill and Intangible Assets

The following table summarizes goodwill as of December 31, 2019 and June 30, 2020 (in thousands):

	Stamps.com Segment	MetaPack Segment	Total
Goodwill balance at December 31, 2019	$239,705	$144,835	$384,540
Foreign currency translation	—	(9,444)	(9,444)
Goodwill balance at June 30, 2020	$239,705	$135,391	$375,096

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $222.9 million at June 30, 2020 and $229.4 million at December 31, 2019.  Non-amortizable assets of $11.4 million as of both June 30, 2020 and December 31, 2019 consist primarily of the trade name relating to the Endicia acquisition.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our amortizable intangible assets as of June 30, 2020 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,195	$8,195	$—	0.0
Customer Relationships	108,826	52,731	56,095	7.0
Technology	79,646	28,859	50,787	8.7
Non-Compete	2,211	1,996	215	1.0
Trademarks and Trade Names	12,673	3,016	9,657	9.3
Total amortizable intangible assets at June 30, 2020	$211,551	$94,797	$116,754	7.8

The following table summarizes our amortizable intangible assets as of December 31, 2019 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,195	$8,195	$—	0.0
Customer Relationships	111,997	46,503	65,494	7.7
Technology	82,269	25,240	57,029	9.4
Non-Compete	2,211	1,889	322	1.5
Trademarks and Trade Names	13,378	2,549	10,829	9.9
Total amortizable intangible assets at December 31, 2019	$218,050	$84,376	$133,674	8.5

We recorded amortization of intangible assets totaling approximately $5.5 million and $11.0 million for the three and six months ended June 30, 2020, respectively. We recorded amortization of intangible assets totaling approximately $5.6 million and $11.1 million for the three and six months ended June 30, 2019, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of operations.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending June 30,	Estimated Amortization Expense
2021	$21,562
2022	14,222
2023	9,407
2024	9,407
2025	7,552
Thereafter	54,604
Total	$116,754

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Income Taxes

Our income tax expense was $9.0 million and $16.1 million for the three and six months ended June 30, 2020, respectively. Our income tax expense was $7.7 million and $14.4 million for the three and six months ended June 30, 2019, respectively. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards.

As of June 30, 2020 and December 31, 2019, we have recorded a valuation allowance of $1.8 million and $1.7 million, respectively, against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized. We also have recorded a valuation allowance against the activity of certain foreign jurisdictions.

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

8.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$275,053	$275,053	—	—
Total	$275,053	$275,053	—	—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$156,307	$156,307	—	—
Total	$156,307	$156,307	—	—

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at June 30, 2020 and December 31, 2019. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At June 30, 2020 and December 31, 2019, we had no material investments.

The following tables summarize our cash and cash equivalents as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$268,227	—	—	$268,227
Money market	6,826	—	—	6,826
Cash and cash equivalents	$275,053	—	—	$275,053

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$149,508	—	—	$149,508
Money market	6,799	—	—	6,799
Cash and cash equivalents	$156,307	—	—	$156,307

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
The Stamps.com segment derives revenue from external customers from offering mailing and shipping labels online and shipping software solutions to consumers, small businesses, e-commerce shippers, enterprise mailers, and high volume shippers. The Stamps.com reportable segment includes the results of brand names Stamps.com, Endicia, ShippingEasy, ShipEngine, ShipStation, and ShipWorks. Stamps.com's customers are primarily located in the US.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our segment information and includes a reconciliation of income from operations to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment revenues
Stamps.com	$191,047	$126,280	$328,592	$249,184
MetaPack	15,683	12,493	29,484	25,592
Total revenues	$206,730	$138,773	$358,076	$274,776

Segment income (loss) from operations
Stamps.com	$62,901	$25,782	$91,128	51,093
MetaPack	(1,715)	(3,357)	(5,771)	(5,427)
Total income from operations	$61,186	$22,425	$85,357	$45,666

Company's total segment income from operations	$61,186	$22,425	$85,357	$45,666
Foreign currency exchange gain (loss), net	(33)	(152)	(171)	(247)
Interest expense	(456)	(645)	(923)	(1,359)
Interest income and other income (loss), net	6	52	32	117
Income before income taxes	$60,703	$21,680	$84,295	$44,177

Geographic Data

No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the six months ended June 30, 2020 or June 30, 2019.

The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
United States	$190,295	$126,024	$327,365	$248,724
International	16,435	12,749	30,711	26,052
Total revenues	$206,730	$138,773	$358,076	$274,776

11.    Leases

The Company's material lease contracts are generally for corporate office space. The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2029.

Operating lease cost for the three and six months ended June 30, 2020 was approximately $1.3 million and $2.5 million, respectively. Operating lease cost for the three and six months ended June 30, 2019 was approximately $1.3 million and $2.4 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a schedule of maturities of operating lease liabilities as of June 30, 2020 (in thousands):

Twelve Month Period Ending June 30,	Operating Lease Obligations
2021	$5,575
2022	4,300
2023	3,890
2024	2,363
2025	1,022
Thereafter	2,039
Total undiscounted cash flows	19,189
Less amount representing interest	(2,029)
Present value of lease liabilities	$17,160

The table above reflects payments for noncancelable operating leases with initial or remaining terms of one year or more as of June 30, 2020. The table above does not include obligations for leases that have not yet commenced and does not include lease payments that were not fixed at commencement or modification.

As of June 30, 2020, the weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

June 30, 2020
Weighted-average remaining lease term	4.4
Weighted-average discount rate	4.9%

12.    Accounts Payable and Other Current Liabilities
The following table summarizes our accounts payable and other current liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable	$46,889	$47,783
Customer prepayments for postage and shipping labels	55,294	40,002
Income taxes payable	6,563	7,996
Payroll and related accruals	22,570	23,029
Short-term financing obligations	26,983	982
Other accruals	1,957	2,061
Accounts payable and other current liabilities	$160,256	$121,853

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    Debt

During the second quarter of 2020, the Company repaid the existing term loan balance outstanding under the Credit Agreement dated November 18, 2015. The optional prepayment satisfied the $47.5 million term loan balance, gross of debt issuance costs, in full.
Revolving Credit Facility
On June 29, 2020, we entered into a $130 million revolving credit facility (the “Amended Credit Agreement”) with a group of banks. Our Amended Credit Agreement matures on June 29, 2022 (the “Maturity Date”). The Amended Credit Agreement contains an option, subject to certain conditions, to arrange with existing lenders and/or new lenders to provide up to an aggregate of an additional $75 million in revolving loans. The Amended Credit Agreement is secured by substantially all of our assets.
In connection with entering into the Amended Credit Agreement, we incurred approximately $762,000 in creditor and third-party fees which were recorded as deferred expense and will be amortized as interest expense over the two year life of the Amended Credit Agreement.
There were no amounts drawn on the revolving credit facility as of June 30, 2020. Because we have a letter of credit outstanding totaling approximately $60,000 relating to a facility lease, we have approximately $129.9 million of available and unused borrowings under the revolving credit facility as of June 30, 2020.
Borrowings under the Amended Credit Agreement are payable on the Maturity Date. The borrowings bear interest, at our option, at the base rate, as defined, plus an applicable margin or a LIBOR plus an applicable margin, in each case such margin will be between 1.25% and 3.00% and is determined by certain financial measures. We will also pay commitment fees on the average daily unused portion of the revolving credit facility, as defined, based upon certain financial measures through the Maturity Date in addition to other fees customary to a credit facility of this size and type.
We are subject to certain customary affirmative and negative covenants under our Amended Credit Agreement, including quarterly financial covenants such as a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio, as defined therein. As of June 30, 2020, we were in compliance with the covenants of the Amended Credit Agreement.

The Amended Credit Agreement also includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Amended Credit Agreement imposes certain requirements in order for us to make any dividend payments. As of June 30, 2020, we were in compliance with these financial covenants.
Potential Impact of LIBOR Transition
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021.
Under the terms of the Company's Amended Credit Agreement, in the event of the discontinuance of the LIBOR Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBOR Rate. The Company and the Administrative Agent (as defined in the Amended Credit Agreement) shall, in good faith, endeavor to establish an alternate benchmark rate that gives due consideration to prevailing market convention for determining a rate of interest for similar credit arrangements in the US at such time. The Company does not anticipate that the discontinuance or modification of the LIBOR Rate will materially impact its liquidity or financial position.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Please refer to the risk factors under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2019 and under "Item 1A. Risk Factors" within “Part II - Other Information” of our Form 10-Q for the quarterly period ended March 31, 2020, as well as those described elsewhere in this Report (if any) and in our other public filings.  The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Without limiting the foregoing, the significant and unprecedented uncertainty regarding the business and economic impact of the ongoing COVID-19 pandemic (as well as the impact of efforts of governments, businesses and individuals to mitigate the effects of such pandemic) on us, our customers, our carrier and integration partners and the global economy, makes it particularly difficult to predict the nature and extent of impacts on demand for our products and services, making our business outlook subject to considerable uncertainty. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of the other risks we face. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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
Customized Postage
We offered customized postage under the PhotoStamps® brand name. Customized postage is a patented form of USPS postage that allowed consumers to turn digital photos, designs or images into valid USPS-approved postage. With this product, individuals or businesses could create customized USPS-approved postage using pictures of their children, pets, vacations, celebrations, business logos and more. Customized postage can be used as regular postage to send letters, postcards or packages. PhotoStamps were available from our www.photostamps.com website.
The USPS eliminated its customized postage program and also revoked our authorization to offer products pursuant to that program effective June 16, 2020. See "Business Outlook and Forward-Looking Statements," below in this Item 2.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. The pandemic is having widespread, rapidly evolving impacts on economies, financial markets, and business practices. We are closely monitoring the impact of COVID-19 on all aspects of our business.
Since the first quarter of 2020, we have taken a number of precautionary measures to help minimize the risk of exposure to our employees, including significantly revising travel policies and implementing temporary office closures as all employees are advised to work remotely where possible.
We experienced a net financial benefit in the second quarter resulting from increased domestic shipping volume which we believe is related to shelter in place orders and an increase in requirements to work from home. We cannot predict how long these circumstances will continue, and it should not be assumed that they will yield any net financial benefit to us beyond the second quarter of 2020. Further, it is not possible to determine the duration and scope of the pandemic, including any recurrence, the actions taken in response to the pandemic, the scale and rate of economic change from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. See “Item 1A. Risk Factors” within “Part II - Other Information” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 8, 2020, for additional discussion of the risks posed, among other things, by the COVID-19 pandemic, and uncertainties we, our customers, business partners, and the national and global economies face as a result.

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
Please see Note 2 - "Acquisitions" in our Notes to Consolidated Financial Statements for further description.

Results of Operations

Three and Six Months Ended June 30, 2020 and June 30, 2019

Total revenue increased 49% to $206.7 million in the three months ended June 30, 2020 from $138.8 million in the three months ended June 30, 2019. Total revenue increased 30% to $358.1 million in the six months ended June 30, 2020 from $274.8 million in the six months ended June 30, 2019. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $197.9 million in the three months ended June 30, 2020, an increase of 46% from $135.6 million in the three months ended June 30, 2019. Mailing and shipping revenue was $346.2 million in the six months ended June 30, 2020, an increase of 29% from $268.3 million in the six months ended June 30, 2019. Customized postage revenue increased 182% to $8.8 million in the three months ended June 30, 2020 from $3.1 million in the three months ended June 30, 2019. Customized postage revenue increased 83% to $11.9 million in the six months ended June 30, 2020 from $6.5 million in the six months ended June 30, 2019.

Revenue by Segment

The following table sets forth the revenue by segment for the three and six months ended June 30, 2020 and June 30, 2019 and the resulting percentage change (revenue in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Segment revenues
Stamps.com	$191,047	$126,280	51.3%
MetaPack	15,683	12,493	25.5%
Total revenues	$206,730	$138,773	49.0%

Six Months Ended June 30,
2020	2019	% Change

$328,592	$249,184	31.9%
29,484	25,592	15.2%
$358,076	$274,776	30.3%

The majority of the 49% increase in total revenue is due to a 51% increase in total revenue from the Stamps.com operating segment as discussed below.

Consolidated Revenue

The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2020 and June 30, 2019 and the resulting percentage change (revenue in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenues
Service	$186,990	$127,429	46.7%	$326,126	$251,336	29.8%
Product	6,827	4,785	42.7%	12,783	10,190	25.4%
Insurance	4,096	3,431	19.4%	7,276	6,765	7.6%
Mailing and shipping revenue	197,913	135,645	45.9%	346,185	268,291	29.0%
Customized postage	8,817	3,128	181.9%	11,891	6,485	83.4%
Total revenues	$206,730	$138,773	49.0%	$358,076	$274,776	30.3%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average monthly revenue per paid customer (ARPU) as one-third of quarterly mailing and shipping revenue divided by paid customers.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter
2020	777	956
2019	736	742

The following table sets forth the change in paid customers and ARPU for our mailing and shipping business (in thousands except ARPU and percentage):

	Three Months Ended June 30,
	2020	2019	% Change
Paid customers for the quarter	956	742	28.7%
ARPU	$68.98	$60.96	13.2%
Mailing and shipping revenue	$197,913	$135,645	45.9%

The number of paid customers increased by 28.7% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily as a result of our customer acquisition efforts which we believe were positively impacted by shelter in place orders.

Our ARPU increased by 13.2% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily attributable to the growth in our shipping business where we have the ability to better monetize shipping volume as compared to monthly flat rate subscription fees, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders and an increase in requirements to work from home, in addition to increased recurring monthly subscription revenues from newly acquired customers.

Revenue by Product

The following table shows the components of our revenues and their respective percentages of our total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Service	$186,990	$127,429	$326,126	$251,336
Product	6,827	4,785	12,783	10,190
Insurance	4,096	3,431	7,276	6,765
Customized postage	8,817	3,128	11,891	6,485
Total revenues	$206,730	$138,773	$358,076	$274,776
Revenue as a percentage of total revenues
Service	90.4%	91.8%	91.1%	91.5%
Product	3.3%	3.4%	3.6%	3.7%
Insurance	2.0%	2.5%	2.0%	2.5%
Customized postage	4.3%	2.3%	3.3%	2.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our revenue is derived primarily from five sources: (1) service and transaction related revenues from our mailing services, our multi-carrier shipping services, and our mailing and shipping integrations; (2) product revenue from the direct sale of consumables and supplies through our supplies stores; (3) package insurance revenue from our branded insurance offerings; (4) customized postage revenue from the sale of customized postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers. Other revenue was not material to our consolidated financial statements in the three and six months ended June 30, 2020 and June 30, 2019.
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
In the case of monthly fees based on subscription plans, we recognize a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in the three months ended June 30, 2020 or June 30, 2019.
Customers may purchase delivery services from carriers through our mailing and shipping solutions. When funds are transferred directly from customers to the carrier, these funds are not recognized as revenue. We also provide mailing and shipping services for which the cost of postage or delivery is included in the cost of the service and, therefore, is recognized as service revenue.

Service revenue increased 47% to $187.0 million in the three months ended June 30, 2020 from $127.4 million in the three months ended June 30, 2019. Service revenue increased 30% to $326.1 million in the six months ended June 30, 2020 from $251.3 million in the six months ended June 30, 2019. The increase in service revenue during the three months ended June 30, 2020 was driven by a 13.9% increase in our average monthly service revenue per paid customer (Service Revenue ARPU) and a 28.7% increase in paid customers.

The increase in our Service Revenue ARPU during the three months ended June 30, 2020 was primarily attributable to the growth in our shipping business where we have the ability to better monetize shipping volume as compared to monthly flat rate subscription fees, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders and an increase in requirements to work from home, in addition to increased recurring monthly subscription revenues from newly acquired customers.

Product revenue increased 43% to $6.8 million in the three months ended June 30, 2020 from $4.8 million in the three months ended June 30, 2019. Product revenue increased 25% to $12.8 million in the six months ended June 30, 2020 from $10.2 million in the six months ended June 30, 2019. Product revenue is primarily driven by label sales, such as NetStamps, which are used for mailing. The increase in product revenue in the three and six months ended June 30, 2020 was not material to the consolidated financial statements.

Insurance revenue increased 19% to $4.1 million in the three months ended June 30, 2020 from $3.4 million in the three months ended June 30, 2019. Insurance revenue increased 8% to $7.3 million in the six months ended June 30, 2020 from $6.8 million in the six months ended June 30, 2019. The increase in insurance revenue in the three and six months ended June 30, 2020 was not material to the consolidated financial statements.

Customized postage revenue increased 182% to $8.8 million in the three months ended June 30, 2020 from $3.1 million in the three months ended June 30, 2019. Customized postage revenue increased 83% to $11.9 million in the six months ended June 30, 2020 from $6.5 million in the six months ended June 30, 2019. The increase in customized postage revenue in the three and six months ended June 30, 2020 was primarily attributable to a particular television marketing campaign for which we committed to donate the associated profits to charity.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues
Service	$37,465	$32,452	$73,992	$64,687
Product	2,411	1,549	4,149	3,222
Customized postage	7,885	2,440	10,000	4,871
Total cost of revenues	$47,761	$36,441	$88,141	$72,780
Cost as percentage of associated revenue
Service	20.0%	25.5%	22.7%	25.7%
Product	35.3%	32.4%	32.5%	31.6%
Customized postage	89.4%	78.0%	84.1%	75.1%
Total cost as a percentage of total revenues	23.1%	26.3%	24.6%	26.5%

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

Cost of service revenue increased 15% to $37.5 million in the three months ended June 30, 2020 from $32.5 million in the three months ended June 30, 2019. Cost of service revenue increased 14% to $74.0 million in the six months ended June 30, 2020 from $64.7 million in the six months ended June 30, 2019. The increase was primarily attributable to higher system operating and customer service costs to support our growing business.

Cost of service revenue as a percent of service revenue decreased to 20% in the three months ended June 30, 2020 from 25% in the three months ended June 30, 2019. Cost of service revenue as a percent of service revenue decreased to 23% in the six months ended June 30, 2020 from 26% in the six months ended June 30, 2019. The decrease in cost of service revenue as a percent of service revenue in the three and six months ended June 30, 2020 was due to the increase in service revenue as described above.

Cost of product revenue increased 56% to $2.4 million in the three months ended June 30, 2020 from $1.5 million in the three months ended June 30, 2019. Cost of product revenue increased 29% to $4.1 million in the six months ended June 30, 2020 from $3.2 million in the six months ended June 30, 2019. The increase in cost of product revenue in the three and six months ended June 30, 2020 was not material to the consolidated financial statements.

Cost of product revenue as a percent of product revenue increased to 35% in the three months ended June 30, 2020 from 32% in the three months ended June 30, 2019. Cost of product revenue as a percent of product revenue was 32% in the six months ended June 30, 2020 and 32% in the six months ended June 30, 2019. The increase in cost of product revenue as a percent of product revenue in the six months ended June 30, 2020 was not material to the consolidated financial statements.

Cost of customized postage revenue increased 223% to $7.9 million in the three months ended June 30, 2020 from $2.4 million in the three months ended June 30, 2019. Cost of customized postage revenue increased 105% to $10.0 million in the six months ended June 30, 2020 from $4.9 million in the six months ended June 30, 2019. The increase in cost of customized postage revenue during the three and six months ended June 30, 2020 was directly related to the increase in customized postage revenue as described above.

Cost of customized postage revenue as a percent of customized postage revenue increased to 89% in the three months ended June 30, 2020 from 78% in the three months ended June 30, 2019. Cost of customized postage revenue as a percent of customized postage revenue increased to 84% in the six months ended June 30, 2020 from 75% in the six months ended June 30, 2019. The increase in cost of customized postage revenue as a percent of customized postage revenue in the three and six months ended June 30, 2020 was primarily attributable to a particular television marketing campaign, resulting in lower margins.

Income (Loss) from Operations by Segment

The following table sets forth income (loss) from operations and the resulting percentage change by segment for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands, except percentage):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Segment income (loss) from operations
Stamps.com	$62,901	$25,782	144.0%	$91,128	$51,093	78.4%
MetaPack	(1,715)	(3,357)	48.9%	(5,771)	(5,427)	(6.3)%
Total income from operations	$61,186	$22,425	172.8%	$85,357	$45,666	86.9%

Our Stamps.com segment income from operations increased by 144% to $62.9 million in the three months ended June 30, 2020 from $25.8 million in the three months ended June 30, 2019. Our Stamps.com segment income from operations increased by 78% to $91.1 million in the six months ended June 30, 2020 from $51.1 million in the six months ended June 30, 2019. The increase in our segment income from operations for the three and six months ended June 30, 2020 was primarily due to the 51% and 32% increase in total revenue from the Stamps.com operating segment for the three and six months ended June 30, 2020, respectively, partially offset by the following items described further below: (a) the increase in cost of service revenue primarily attributable to higher system operating and customer service costs to support our growing business; (b) the increase in discretionary and sales volume-based partner marketing spend; (c) the increase in research and development headcount-related expenses including stock-based compensation; (d) the increase in sales and marketing headcount-related expenses including stock-based compensation; and (e) increase in general and administrative headcount-related expenses including stock-based compensation.

Our MetaPack segment loss from operations decreased to $1.7 million in the three months ended June 30, 2020 from $3.4 million in the three months ended June 30, 2019. Our MetaPack segment loss from operations increased to $5.8 million in the six months ended June 30, 2020 from $5.4 million in the six months ended June 30, 2019. The changes in MetaPack segment loss from operations in the three and six months ended June 30, 2020 were not material to the consolidated financial statements.

Consolidated Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Sales and marketing	$41,884	$33,242	$78,888	$66,123
Research and development	22,884	19,130	44,207	36,444
General and administrative	33,015	27,535	61,483	53,763
Total operating expenses	$97,783	$79,907	$184,578	$156,330
Operating expenses as a percent of total revenues:
Sales and marketing	20.3%	24.0%	22.0%	24.1%
Research and development	11.1%	13.8%	12.3%	13.3%
General and administrative	16.0%	19.8%	17.2%	19.6%
Total operating expenses as a percentage of total revenues	47.3%	57.6%	51.5%	56.9%

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
Sales and marketing expense increased 26% to $41.9 million in the three months ended June 30, 2020 from $33.2 million in the three months ended June 30, 2019. Sales and marketing expense increased 19% to $78.9 million in the six months ended June 30, 2020 from $66.1 million in the six months ended June 30, 2019. The increase during the three months ended June 30, 2020 was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $7.7 million and a net increase in headcount-related expenses including stock-based compensation of $1.7 million. The increase during the six months ended June 30, 2020 was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $10.5 million and a net increase in headcount-related expenses including stock-based compensation of $3.1 million. These increases were partially offset by a $0.7 million decrease in travel expenses.

Sales and marketing expense as a percent of total revenue decreased to 20% in the three months ended June 30, 2020 from 24% in the three months ended June 30, 2019. Sales and marketing expense as a percent of total revenue decreased to 22% in the six months ended June 30, 2020 from 24% in the six months ended June 30, 2019. The decrease in sales and marketing expense as a percent of total revenue was primarily attributable to increased total revenue in excess of increased sales and marketing expense.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.

Research and development expense increased 20% to $22.9 million in the three months ended June 30, 2020 from $19.1 million in the three months ended June 30, 2019. Research and development expense increased 21% to $44.2 million in the six months ended June 30, 2020 from $36.4 million in the six months ended June 30, 2019. The increase during the three months ended June 30, 2020 was primarily attributable to a $3.4 million increase in headcount-related expense including stock-based compensation. The increase during the six months ended June 30, 2020 was primarily attributable to a $7.1 million increase in headcount-related expense including stock-based compensation. The increases in headcount-related expenses were incurred to support our expanded product offerings and technology infrastructure investments.

Research and development expense as a percent of total revenue decreased to 11% in the three months ended June 30, 2020 from 14% in the three months ended June 30, 2019. Research and development expense as a percent of total revenue decreased to 12% in the six months ended June 30, 2020 from 13% in the six months ended June 30, 2019. The decrease in research and development expense as a percent of total revenue was primarily attributable to increased total revenue in excess of increased research and development expense.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense increased 20% to $33.0 million in the three months ended June 30, 2020 from $27.5 million in the three months ended June 30, 2019. General and administrative expense increased 14% to $61.5 million in the six months ended June 30, 2020 from $53.8 million in the six months ended June 30, 2019. The increase during the three months ended June 30, 2020 was primarily attributable to a net increase in headcount-related expense including stock-based compensation of $3.0 million and general increases in operating expenses. The increase during the six months ended June 30, 2020 was primarily attributable to a net increase in headcount-related expense including stock-based compensation of $3.4 million and general increases in operating expenses.

General and administrative expense as a percent of total revenue decreased to 16% in the three months ended June 30, 2020 from 20% in the three months ended June 30, 2019. General and administrative expense as a percent of total revenue decreased to 17% in the six months ended June 30, 2020 from 20% in the six months ended June 30, 2019. The decrease in general and administrative expense as a percent of total revenue was primarily attributable to increased revenue in excess of increased general and administrative expense.

Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange losses, net of $33,000 in the three months ended June 30, 2020 and $171,000 in the six months ended June 30, 2020 were not material to the consolidated financial statements.
Interest Income and Other Income

Interest income and other income primarily consists of interest income from cash and cash equivalents. Interest income and other income decreased to $6,000 in the three months ended June 30, 2020 from $52,000 in the three months ended June 30, 2019. Interest income and other income decreased to $32,000 in the six months ended June 30, 2020 from $117,000 in the six months ended June 30, 2019. Interest and other income is not material to the consolidated financial statements.

Interest Expense

Through June 30, 2020, interest expense consists of interest expense from the debt under our credit facility dated November 18, 2015 and the associated accretion of debt issuance costs. Interest expense decreased to $456,000 in the three months ended June 30, 2020 from $645,000 in the three months ended June 30, 2019. Interest expense decreased to $923,000 in the six months ended June 30, 2020 from $1.4 million in the six months ended June 30, 2019. Interest expense in the 2020 period was affected primarily by lower interest rates and lower outstanding debt balances under our credit facility dated November 18, 2015. During the second quarter of 2020, the Company repaid the existing debt. See Note 13 - "Debt" in our Notes to Consolidated Financial Statements and Liquidity and Capital Resources below for further description.

Provision for Income Taxes

Our income tax expense was $9.0 million and $16.1 million for the three and six months ended June 30, 2020, respectively. Our income tax expense was $7.7 million and $14.4 million for the three and six months ended June 30, 2019, respectively. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock-based awards.

See Note 7 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Changes in cash and cash equivalents for the six months ended June 30, 2020 and June 30, 2019 were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$124,004	$54,324	$69,680
Net cash used in investing activities	(2,347)	(610)	(1,737)
Net cash provided by (used in) financing activities	(2,747)	(57,871)	55,124
Effect of exchange rate changes	(164)	113	(277)
Net increase (decrease) in cash and cash equivalents	$118,746	$(4,044)	$122,790

As of June 30, 2020 and December 31, 2019, we had $275.1 million and $156.3 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $124.0 million and $54.3 million during the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: a $32.4 million increase in cash flows from accounts payable and other current liabilities, a $8.7 million increase in cash flows from prepaid expenses, a $5.3 million increase in cash flows from stock-based compensation expense, and a $5.1 million increase in cash flows from net accounts receivable, partially offset by a $8.3 million decrease in cash flows from current income taxes primarily due to the prior year decrease in current income taxes, a $7.4 million decrease in cash flows from other current assets, and a $5.9 million decrease in cash flows from other assets.

Net cash used in investing activities was approximately $2.3 million and $0.6 million during the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in net cash used in investing activities was primarily attributable to the increase in property and equipment cash outflows.

Net cash used in financing activities was approximately $2.7 million and $57.9 million during the six months ended June 30, 2020 and June 30, 2019, respectively. The decrease in net cash used in financing activities was primarily due to the $35.9 million increase in proceeds received from stock option exercises, the $34.2 million decrease in common stock repurchases, the $31.2 million increase in cash flows due to the increase in short term financing obligations, offset by the $45.4 million increase in term loan principal payments, including the optional prepayment of the remaining debt balance.

Significant contractual obligations as of June 30, 2020 were as follows (in thousands):

Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations (1)	$—	$—	$—	$—	$—
Estimated Interest on Debt Obligations (1)	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (2)	19,189	5,575	8,190	3,385	2,039
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$19,189	$5,575	$8,190	$3,385	$2,039
(1) The Company has no outstanding debt obligations as of June 30, 2020. See additional details described below.
(2) Amounts represent the undiscounted cash lease payments under non-cancelable leases.
During the second quarter of 2020, the Company repaid the existing term loan balance outstanding under the Credit Agreement dated November 18, 2015. The optional prepayment satisfied the $47.5 million term loan balance in full.
On June 29, 2020, we entered into a revolving credit facility (the "Amended Credit Agreement") with a group of banks, which provides for a revolving credit facility with a maximum borrowing of $130.0 million. Our Amended Credit Agreement matures on June 29, 2022 (the “Maturity Date”). The Amended Credit Agreement is secured by substantially all of our assets. In connection with entering into the Amended Credit Agreement, we incurred approximately $762,000 in creditor and third-party fees which were recorded as deferred expense and will be accreted as interest expense over the life of the Amended Credit Agreement. See Note 13 - "Debt" in our Notes to Consolidated Financial Statements for further description.
The COVID-19 pandemic and resulting global disruptions have caused significant market volatility. This disruption can contribute to defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of credit. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

We believe our available cash and marketable securities, together with the cash flow from operations, will be sufficient to fund our business for at least the next twelve months.

Business Outlook and Forward-Looking Statements

The following forward-looking statements are accompanied by, and should only be read in conjunction with, the qualifications and limitations described in the forward-looking statements discussion at the beginning of this Item 2 and the risks and other factors set forth in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on May 8, 2020, and in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

We expect our mailing and shipping revenue to increase in 2020 compared to 2019.

The USPS eliminated its customized postage program and also revoked our authorization to offer products pursuant to that program effective June 16, 2020. The revenue and cost of revenue associated with these products appear on our financial statements as “Customized Postage.” As a result, we do not expect material customized postage revenue or cost of revenue after June 2020.

We expect our sales and marketing expenses to be higher in 2020 as compared to 2019 and we expect the percent increase in sales and marketing expense in 2020 to be greater than the percent increase in 2019. The increases are as a result of the annualized effect of our headcount investments in 2019, and our plan to increase our investments in headcount resources and spending in discretionary marketing channels in 2020 to drive growth. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.
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
We expect our stock-based compensation expense in 2020 to be similar to 2019 due to an increase in the weighted average grant date fair values of options granted in 2020 relative to non-vested options at December 31, 2019.
Absent borrowings, we expect our interest expense in 2020 to be lower than 2019 due to lower average outstanding debt balances under our credit facility.
We expect our effective tax rate for 2020 to be lower than 2019; however, there are factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.
As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward-looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion in the beginning of Item 2 of this Report and the risks and other factors set forth in Item 1A of Part II of our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020, and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020, including those related to the ongoing COVID-19 pandemic. Our business has grown through acquisitions during 2014 through 2018; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations. As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under our Amended Credit Agreement bear interest, at our option, at the base rate, as defined, plus an applicable margin or a London Interbank Offered Rate (LIBOR) plus an applicable margin, in each case such margin will be between 1.25% and 3.00% and is determined by certain financial measures. There were no amounts drawn on the revolving credit facility as of June 30, 2020. See Note 13 - "Debt" in our Notes to Consolidated Financial Statements for further description.
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
Our cash equivalents consist of money market securities and had a weighted average maturity of 1 day and a weighted average interest rate of 0.1% at June 30, 2020. The aggregate value of our cash and cash equivalents was $275.1 million at June 30, 2020. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

Changes in Internal Controls

During the quarter ended June 30, 2020, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 3 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020, other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 8, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
April 1, 2020 - April 30, 2020	22,389	$140.05	22,389	$11,850
May 1, 2020 - May 31, 2020	15,965	$187.38	15,965	$8,850
June 1, 2020 - June 30, 2020	17,985	$181.78	17,985	$5,550

On March 8, 2019, our board of directors approved a $60 million share repurchase plan which was scheduled to expire in September 2019. On May 1, 2019, our board of directors adjusted the repurchase parameters of the plan such that it was expected to repurchase a further $9 million, between May 9, 2019 and the plan's initially scheduled expiration in September 2019 in addition to the $24 million purchased under the plan prior to such period. On July 29, 2019 and October 31, 2019, our board of directors approved further adjustments to the plan to extend its term. On February 13, 2020, our board of directors approved a new share repurchase plan, which became effective February 24, 2020, that replaced our prior stock repurchase plan and authorized the Company to repurchase up to $40 million of stock over the six months following its effective date. On February 28, 2020, our board of directors adjusted the repurchase parameters of the plan in response to increased market volatility, resulting in an expected aggregate repurchase thereunder of up to approximately $19 million through the plan's scheduled expiration in August 2020. On August 3, 2020, our Board of Directors approved termination of the current plan ahead of schedule and approved a new share repurchase program that will take effect on August 11, 2020, following such termination. The new plan authorizes us to repurchase up to $40 million of stock over approximately six months following its effective date.
From time to time we withhold shares of our stock to satisfy income tax obligations related to performance-based or restricted equity awards. See Note 1 - "Summary of Significant Accounting Policies-Treasury Stock" in our Notes to Consolidated Financial Statements included elsewhere in this filing.
We will consider repurchasing stock in the future by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market, as well as restrictions under our Amended Credit Agreement. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We have no commitment to make any repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

10.1
Amended and Restated Credit Agreement, dated as of June 29, 2020, by and among Stamps.com Inc., Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., and Bank of America, N.A. Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K as not material and likely to cause competitive harm to the registrant if publicly disclosed. (1)

10.2
Reaffirmation and Amendment Agreement, dated as of June 29, 2020, by and among Stamps.com Inc. in favor of Wells Fargo Bank, National Association as administrative agent for the benefit of the Secured Parties (as defined therein). (1)

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

(1)    Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 6, 2020 (File No. 000-26427).

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

Date: August 7, 2020	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

Date: August 7, 2020	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer