Form 10-Q
period 2020-09-30
STAMPS.COM INC
filed 2020-11-06
CIK 1082923

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
For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 18,235,902 shares of the Registrant's Common Stock outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$389,618	$156,307
Accounts receivable, net	60,220	74,898
Current income taxes	17,696	300
Prepaid expenses	17,582	20,447
Other current assets	52,695	22,731
Total current assets	537,811	274,683
Property and equipment, net	33,008	32,983
Goodwill	380,708	384,540
Intangible assets, net	126,008	145,063
Deferred income taxes, net	27,056	27,056
Lease right-of-use assets	60,159	17,697
Other assets	45,636	20,474
Total assets	$1,210,386	$902,496
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other current liabilities	$190,274	$121,853
Deferred revenue	9,895	8,015
Current portion of debt, net of debt issuance costs	—	50,188
Current portion of lease right-of-use liabilities	5,942	4,612
Total current liabilities	206,111	184,668
Deferred income taxes, net	11,159	11,455
Long-term portion of lease right-of-use liabilities	54,858	14,191
Other liabilities	29,619	26,557
Total liabilities	301,747	236,871
Commitments and contingencies (Note 3)
Stockholders' equity:
Common stock, $0.001 par value per share; Authorized shares: 47,500 in 2020 and 2019; Issued shares: 34,507 in 2020 and 33,130 in 2019; Outstanding shares: 18,203 in 2020 and 17,029 in 2019	57	56
Additional paid-in capital	1,249,420	1,098,426
Treasury stock, at cost, 16,305 shares in 2020 and 16,101 shares in 2019	(627,360)	(593,511)
Retained earnings	283,132	150,941
Accumulated other comprehensive income (loss)	3,390	9,713
Total stockholders' equity	908,639	665,625
Total liabilities and stockholders' equity	$1,210,386	$902,496

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Service	$183,779	$124,643	$509,905	$375,979
Product	5,816	5,116	18,599	15,306
Insurance	4,322	3,106	11,598	9,871
Customized postage	—	3,307	11,891	9,792
Total revenues	193,917	136,172	551,993	410,948
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	41,998	34,040	115,990	98,727
Product	1,954	1,602	6,103	4,824
Customized postage	—	2,560	10,000	7,431
Total cost of revenues	43,952	38,202	132,093	110,982
Gross profit	149,965	97,970	419,900	299,966
Operating expenses:
Sales and marketing	41,748	33,058	120,636	99,181
Research and development	24,739	20,281	68,946	56,725
General and administrative	28,856	28,980	90,339	82,743
Total operating expenses	95,343	82,319	279,921	238,649
Income from operations	54,622	15,651	139,979	61,317
Foreign currency exchange gain (loss), net	(67)	(38)	(238)	(285)
Interest expense	(96)	(589)	(1,019)	(1,948)
Interest income and other income (loss), net	27	53	59	170
Income before income taxes	54,486	15,077	138,781	59,254
Income tax (benefit) expense	(9,485)	5,929	6,590	20,359
Net income	$63,971	$9,148	$132,191	$38,895
Net income per share:
Basic	$3.59	$0.53	$7.61	$2.24
Diluted	$3.30	$0.52	$7.02	$2.19
Weighted average shares outstanding:
Basic	17,826	17,144	17,376	17,326
Diluted	19,406	17,441	18,842	17,753

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$63,971	$9,148	$132,191	$38,895
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,742	(6,886)	(6,323)	(7,806)
Unrealized gain (loss) on investments	—	—	—	(4)
Comprehensive income	$72,713	$2,262	$125,868	$31,085

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	17,029	$56	$1,098,426	$(593,511)	$150,941	$9,713	$665,625
Net income	—	—	—	—	16,494	—	16,494
Other comprehensive income (loss)	—	—	—	—	—	(14,727)	(14,727)
Stock-based compensation expense	—	—	10,725	—	—	—	10,725
Exercise of stock options	103	—	8,818	—	—	—	8,818
Shares issued under the Employee Stock Purchase Plan	50	—	1,950	—	—	—	1,950
Stock repurchase	(80)	—	—	(8,577)	—	—	(8,577)
Balance at March 31, 2020	17,102	$56	$1,119,919	$(602,088)	$167,435	$(5,014)	$680,308
Net income	—	—	—	—	51,726	—	51,726
Other comprehensive income (loss)	—	—	—	—	—	(338)	(338)
Stock-based compensation expense	—	—	13,221	—	—	—	13,221
Exercise of stock options	368	—	29,750	—	—	—	29,750
Stock repurchase	(56)	—	—	(9,397)	—	—	(9,397)
Balance at June 30, 2020	17,414	$56	$1,162,890	$(611,485)	$219,161	$(5,352)	$765,270
Net income	—	—	—	—	63,971	—	63,971
Other comprehensive income (loss)	—	—	—	—	—	8,742	8,742
Stock-based compensation expense	—	—	10,160	—	—	—	10,160
Exercise of stock options	825	1	74,474	—	—	—	74,475
Shares issued under the Employee Stock Purchase Plan	31	—	1,896	—	—	—	1,896
Stock repurchase	(67)	—	—	(15,875)	—	—	(15,875)
Balance at September 30, 2020	18,203	$57	$1,249,420	$(627,360)	$283,132	$3,390	$908,639

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	17,662	$56	$1,049,669	$(528,529)	$91,712	$757	$613,665
Net income	—	—	—	—	15,755	—	15,755
Other comprehensive income (loss)	—	—	—	—	—	3,962	3,962
Issuance of shares for performance-based awards	4	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,857	—	—	—	8,857
Exercise of stock options	29	—	2,381	—	—	—	2,381
Shares issued under the Employee Stock Purchase Plan	13	—	2,100	—	—	—	2,100
Stock repurchase, excluding tax withholding stock repurchase	(235)	—	—	(31,998)	—	—	(31,998)
Tax withholding stock repurchase	(1)	—	—	(93)	—	—	(93)
Balance at March 31, 2019	17,472	$56	$1,063,007	$(560,620)	$107,467	$4,719	$614,629
Net income	—	—	—	—	13,992	—	13,992
Other comprehensive income (loss)	—	—	—	—	—	(4,886)	(4,886)
Stock-based compensation expense	—	—	9,808	—	—	—	9,808
Exercise of stock options	12	—	272	—	—	—	272
Stock repurchase	(295)	—	—	(20,187)	—	—	(20,187)
Balance at June 30, 2019	17,189	$56	$1,073,087	$(580,807)	$121,459	$(167)	$613,628
Net income	—	—	—	—	9,148	—	9,148
Other comprehensive income (loss)	—	—	—	—	—	(6,886)	(6,886)
Stock-based compensation expense	—	—	11,753	—	—	—	11,753
Exercise of stock options	9	—	272	—	—	—	272
Shares issued under the Employee Stock Purchase Plan	18	—	717	—	—	—	717
Stock repurchase	(113)	—	—	(6,386)	—	—	(6,386)
Balance at September 30, 2019	$17,103	$56	$1,085,829	$(587,193)	$130,607	$(7,053)	$622,246

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$132,191	$38,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,602	21,149
Stock-based compensation expense	34,106	30,418
Accretion of debt issuance costs	437	280
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	14,513	17,045
Prepaid expenses	2,838	(5,668)
Other current assets	(30,008)	(6,365)
Current income taxes	(17,404)	8,465
Lease right-of-use assets	2,678	2,282
Other assets	(24,494)	(7,571)
Deferred revenue	1,917	590
Lease right-of-use liabilities	(3,153)	(2,416)
Other liabilities	3,008	1,320
Accounts payable and other current liabilities	43,235	2,200
Net cash provided by operating activities	179,466	100,624

Investing activities:
Acquisition of property and equipment	(3,164)	(1,749)
Net cash used in investing activities	(3,164)	(1,749)

Financing activities:
Net proceeds from (repayments of) short-term financing obligations	25,229	(8,463)
Debt issuance costs	(762)	—
Principal payments on term loan	(50,530)	(7,734)
Proceeds from exercise of stock options	113,043	2,925
Issuance of common stock under Employee Stock Purchase Plan	3,846	2,817
Repurchase of common stock	(33,849)	(58,571)
Payments related to tax withholding for stock-based compensation	—	(93)
Net cash provided by (used in) financing activities	56,977	(69,119)
Effect of exchange rate changes	32	(26)
Net increase (decrease) in cash and cash equivalents	233,311	29,730
Cash and cash equivalents at beginning of period	156,307	113,757
Cash and cash equivalents at end of period	$389,618	$143,487

Supplemental information:
Capital expenditures accrued but not paid at period end	$—	$123
Cash paid for amounts included in the measurement of lease liabilities included in cash provided by operating activities	$4,537	$3,530
Lease liabilities arising from obtaining right-of-use assets	$45,534	$8,649

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

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of September 30, 2020, our results of operations for the three and nine months ended September 30, 2020, and our cash flows for the nine months ended September 30, 2020. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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
The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the consolidated financial statements for the period ended September 30, 2020. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.

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
The allowance for credit losses on accounts receivable was approximately $10.5 million and $6.9 million as of September 30, 2020 and December 31, 2019, respectively.
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
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $7.8 million of revenue recognized in the nine months ended September 30, 2020 was included in the deferred revenue balance at December 31, 2019. Approximately $6.0 million of revenue recognized in the nine months ended September 30, 2019 was included in the deferred revenue balance at December 31, 2018.

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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative or quantitative assessment. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative assessment, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference is recognized as an impairment loss. As of September 30, 2020, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of September 30, 2020, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis.
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

Other Current Assets
Other current assets principally consist of prepayments for postage and shipping labels and inventory. Prepayments for postage and shipping labels totaled $48.7 million at September 30, 2020 and $17.4 million at December 31, 2019.
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
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements during the nine months ended September 30, 2020 or September 30, 2019.
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
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the nine months ended September 30, 2020 or September 30, 2019, respectively.

Segment Information

Our operations consist of two segments: Stamps.com and MetaPack. Please see Note 10 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt and revolving credit facility, to fund certain Company operations. Short-term financing obligations are included in accounts payable and other current liabilities in the accompanying consolidated balance sheets. As of September 30, 2020, we had $26.2 million in short-term financing obligations and $41.9 million of unused credit. As of December 31, 2019, we had $1.0 million in short-term financing obligations and $69.5 million of unused credit.

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
We use the Black-Scholes-Merton option valuation model to estimate the fair value of option awards on the date of grant, which requires us to use a number of estimates and subjective assumptions, including stock price volatility, expected term, and risk-free interest rates. In the case of options we grant, our assumption of expected volatility is based on the historical volatility of our stock price over the term equal to the expected life of the options. We base the risk-free interest rate on US Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed at the date of grant. The estimated expected life represents the weighted average period the stock options are expected to remain outstanding, determined based on an analysis of historical exercise behavior.
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
Treasury Stock

During the nine months ended September 30, 2020 and September 30, 2019, we repurchased approximately 203,000 shares and 644,000 shares for $33.8 million and $58.6 million, respectively. Also, in the first quarter of 2019, we withheld 1,039 shares, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager of ShippingEasy.

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

The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of September 30, 2020 or December 31, 2019.

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

Commitments

Our significant contractual obligations and commercial commitments (other than debt commitments) consist of operating lease obligations as of September 30, 2020. Please see Note 11 - “Leases” for additional information.

4.    Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$63,971	$9,148	$132,191	$38,895

Basic - weighted average common shares	17,826	17,144	17,376	17,326
Diluted effect of common stock equivalents	1,580	297	1,466	427
Diluted - weighted average common shares	19,406	17,441	18,842	17,753

Earnings per share:
Basic	$3.59	$0.53	$7.61	$2.24
Diluted	$3.30	$0.52	$7.02	$2.19

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive stock options	123	2,254	776	1,905

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

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense relating to:
Stock options	$9,610	$11,184	$32,682	$29,128
Employee stock purchases	550	569	1,424	1,339
Total stock-based compensation expense	$10,160	$11,753	$34,106	$30,467
Stock-based compensation expense relating to:
Cost of revenues	$933	$856	$2,777	$2,057
Sales and marketing	2,466	2,692	7,135	7,031
Research and development	3,110	2,874	8,935	7,668
General and administrative	3,651	5,331	15,259	13,711
Total stock-based compensation expense	$10,160	$11,753	$34,106	$30,467

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for stock options granted in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.2%	1.6%	0.6%	2.0%
Expected volatility	89.2%	79.3%	86.4%	71.3%
Expected life (in years)	3.3	3.3	3.3	3.3

6.    Goodwill and Intangible Assets

The following table summarizes goodwill as of December 31, 2019 and September 30, 2020 (in thousands):

	Stamps.com Segment	MetaPack Segment	Total
Goodwill balance at December 31, 2019	$239,705	$144,835	$384,540
Foreign currency translation	—	(3,832)	(3,832)
Goodwill balance at September 30, 2020	$239,705	$141,003	$380,708

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $226.8 million at September 30, 2020 and $229.4 million at December 31, 2019.  Non-amortizable assets of $11.4 million as of both September 30, 2020 and December 31, 2019 consist primarily of the trade name relating to the Endicia acquisition.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our amortizable intangible assets as of September 30, 2020 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,195	$8,195	$—	0.0
Customer Relationships	110,704	56,194	54,510	6.9
Technology	81,199	30,983	50,216	8.6
Non-Compete	2,211	2,050	161	0.7
Trademarks and Trade Names	13,090	3,358	9,732	9.1
Total amortizable intangible assets at September 30, 2020	$215,399	$100,780	$114,619	7.8

The following table summarizes our amortizable intangible assets as of December 31, 2019 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and Others	$8,195	$8,195	$—	0.0
Customer Relationships	111,997	46,503	65,494	7.7
Technology	82,269	25,240	57,029	9.4
Non-Compete	2,211	1,889	322	1.5
Trademarks and Trade Names	13,378	2,549	10,829	9.9
Total amortizable intangible assets at December 31, 2019	$218,050	$84,376	$133,674	8.5

We recorded amortization of intangible assets totaling approximately $5.5 million and $16.5 million for the three and nine months ended September 30, 2020, respectively. We recorded amortization of intangible assets totaling approximately $5.5 million and $16.7 million for the three and nine months ended September 30, 2019, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of operations.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending September 30,	Estimated Amortization Expense
2021	$21,002
2022	12,185
2023	9,654
2024	9,613
2025	7,074
Thereafter	55,091
Total	$114,619

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Income Taxes

Our income tax benefit was $9.5 million and our income tax expense was $6.6 million for the three and nine months ended September 30, 2020, respectively. Our income tax expense was $5.9 million and $20.4 million for the three and nine months ended September 30, 2019, respectively. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards.

As of September 30, 2020 and December 31, 2019, we have recorded a valuation allowance of $2.1 million and $1.7 million, respectively, against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized.

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

8.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$389,618	$389,618	$—	$—
Total	$389,618	$389,618	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$156,307	$156,307	$—	$—
Total	$156,307	$156,307	$—	$—

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at September 30, 2020 and December 31, 2019. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At September 30, 2020 and December 31, 2019, we had no material investments.

The following tables summarize our cash and cash equivalents as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$382,788	$—	$—	$382,788
Money market	6,830	—	—	6,830
Cash and cash equivalents	$389,618	$—	$—	$389,618

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$149,508	$—	$—	$149,508
Money market	6,799	—	—	6,799
Cash and cash equivalents	$156,307	$—	$—	$156,307

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
The Stamps.com segment derives revenue from external customers from offering mailing and multi-carrier shipping labels online and shipping software solutions to consumers, small businesses, e-commerce shippers, enterprise mailers, and high volume shippers. The Stamps.com reportable segment includes the results of brand names Stamps.com, Endicia, ShippingEasy, ShipEngine, ShipStation, and ShipWorks. Stamps.com's customers are primarily located in the US.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our segment information and includes a reconciliation of income from operations to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment revenues
Stamps.com	$177,072	$123,494	$505,664	$372,678
MetaPack	16,845	12,678	46,329	38,270
Total revenues	$193,917	$136,172	$551,993	$410,948

Segment income (loss) from operations
Stamps.com	$55,363	$19,000	$146,491	70,226
MetaPack	(741)	(3,349)	(6,512)	(8,909)
Total income from operations	$54,622	$15,651	$139,979	$61,317

Company's total segment income from operations	$54,622	$15,651	$139,979	$61,317
Foreign currency exchange gain (loss), net	(67)	(38)	(238)	(285)
Interest expense	(96)	(589)	(1,019)	(1,948)
Interest income and other income (loss), net	27	53	59	170
Income before income taxes	$54,486	$15,077	$138,781	$59,254

Geographic Data

No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the nine months ended September 30, 2020 or September 30, 2019.

The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
United States	$176,057	$123,247	$503,422	$371,971
International	17,860	12,925	48,571	38,977
Total revenues	$193,917	$136,172	$551,993	$410,948

11.    Leases

The Company's material lease contracts are generally for corporate office space. The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2032.

Operating lease cost for the three and nine months ended September 30, 2020 was approximately $1.3 million and $3.8 million, respectively. Operating lease cost for the three and nine months ended September 30, 2019 was approximately $1.2 million and $3.6 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a schedule of maturities of operating lease liabilities as of September 30, 2020 (in thousands):

Twelve Month Period Ending September 30,	Operating Lease Obligations
2021	$(606)
2022	9,714
2023	9,486
2024	7,325
2025	7,119
Thereafter	47,348
Total undiscounted cash flows	80,386
Less amount representing interest	(19,586)
Present value of lease liabilities	$60,800

The table above reflects payments for noncancelable operating leases with initial or remaining terms of one year or more, net of cash reimbursements for tenant improvements which the Company reasonably expects to receive, as of September 30, 2020. The table above does not include obligations for leases that have not yet commenced and does not include lease payments that were not fixed at commencement or modification.

As of September 30, 2020, the weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

September 30, 2020
Weighted-average remaining lease term	10
Weighted-average discount rate	4.7%

12.    Accounts Payable and Other Current Liabilities
The following table summarizes our accounts payable and other current liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable	$53,368	$47,783
Customer prepayments for postage and shipping labels	78,271	40,002
Income taxes payable	3,436	7,996
Payroll and related accruals	26,935	23,029
Short-term financing obligations	26,210	982
Other accruals	2,054	2,061
Accounts payable and other current liabilities	$190,274	$121,853

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
In connection with entering into the Amended Credit Agreement, we incurred approximately $762,000 in creditor and third-party fees which were recorded as deferred expense and is being amortized as interest expense over the two year life of the Amended Credit Agreement.
There were no amounts drawn on the revolving credit facility as of September 30, 2020. Because we have a letter of credit outstanding totaling approximately $60,000 relating to a facility lease, we have approximately $129.9 million of available and unused borrowings under the revolving credit facility as of September 30, 2020.
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
We are subject to certain customary affirmative and negative covenants under our Amended Credit Agreement, including quarterly financial covenants such as a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio, as defined therein. As of September 30, 2020, we were in compliance with the covenants of the Amended Credit Agreement.

The Amended Credit Agreement also includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Amended Credit Agreement imposes certain requirements in order for us to make any dividend payments. As of September 30, 2020, we were in compliance with these financial covenants.
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

Overview

Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States (US) and Europe. Our portfolio of solutions is marketed under the brand names Stamps.com®, Endicia®, MetaPack®, ShippingEasy®, ShipEngine®, ShipStation®, and ShipWorks®. Our software solutions allow customers to print mailing and shipping labels for multiple carriers around the world through downloadable software, web-based user interfaces (UIs) and application programming interfaces (APIs). Our solutions provide our customers with access to discounted carrier rates for select carriers, including USPS® and UPS® and advanced functionality users can leverage for both improved operational efficiency and financial savings.  Our customers primarily include small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers and high volume shippers including warehouses, fulfillment houses and omni-channel retailers.

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
Multi-Carrier Shipping Solutions
As part of our mailing and shipping business, we offer our industry leading domestic and international multi-carrier e-commerce shipping solutions. Our multi-carrier solutions collectively enable our customers to print approved shipping labels for more than 450 regional, national and international carriers and integrate with more than 300 partners including shopping carts, marketplaces, e-commerce tools and various other software products. Our multi-carrier solutions also provide our customers with access to discounted carrier rates, including with USPS and UPS.
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
Branded Insurance
As part of our mailing and shipping services, we offer branded insurance for packages to our customers so that they may insure their mail or packages in a fully integrated, online process that eliminates any trips to retail carrier locations or the need to complete any special forms. Our branded insurance is offered by certain brands including Stamps.com, Endicia, ShippingEasy, ShipStation and ShipWorks as part of their solutions. Our branded insurance is provided by our insurance providers.
Customized Postage
We offered customized postage under the PhotoStamps® brand name. Customized postage was a patented form of USPS postage that allowed consumers to turn digital photos, designs or images into valid USPS-approved postage. With this product, individuals or businesses could create customized USPS-approved postage using pictures of their children, pets, vacations, celebrations, business logos and more. Customized postage can be used as regular postage to send letters, postcards or packages. PhotoStamps were available from our www.photostamps.com website.
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
We experienced a net financial benefit in the third quarter resulting from continued increased domestic shipping volume compared to prior years which we believe is related to shelter in place orders and requirements to work from home. We cannot predict how long these circumstances will continue, and it should not be assumed that they will yield any net financial benefit to us beyond the third quarter of 2020. Further, it is not possible to determine the duration and scope of the pandemic, including any recurrence, the actions taken in response to the pandemic, the scale and rate of economic change from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. See “Item 1A. Risk Factors” within “Part II - Other Information” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 8, 2020, for additional discussion of the risks posed, among other things, by the COVID-19 pandemic, and uncertainties we, our customers, business partners, and the national and global economies face as a result.

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
Please see Note 2 - "Acquisitions" in our Notes to Consolidated Financial Statements for further description.

Results of Operations

Three and Nine Months Ended September 30, 2020 and September 30, 2019

Total revenue increased 42% to $193.9 million in the three months ended September 30, 2020 from $136.2 million in the three months ended September 30, 2019. Total revenue increased 34% to $552.0 million in the nine months ended September 30, 2020 from $410.9 million in the nine months ended September 30, 2019. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $193.9 million in the three months ended September 30, 2020, an increase of 46% from $132.9 million in the three months ended September 30, 2019. Mailing and shipping revenue was $540.1 million in the nine months ended September 30, 2020, an increase of 35% from $401.2 million in the nine months ended September 30, 2019. The USPS eliminated its customized postage program and also revoked our authorization to offer products pursuant to that program effective June 16, 2020. Therefore, customized postage revenue decreased 100% to $0 in the three months ended September 30, 2020 from $3.3 million in the three months ended September 30, 2019. Customized postage revenue increased 21% to $11.9 million in the nine months ended September 30, 2020 from $9.8 million in the nine months ended September 30, 2019.

Revenue by Segment

The following table sets forth the revenue by segment for the three and nine months ended September 30, 2020 and September 30, 2019 and the resulting percentage change (revenue in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Segment revenues
Stamps.com	$177,072	$123,494	43.4%	$505,664	$372,678	35.7%
MetaPack	16,845	12,678	32.9%	46,329	38,270	21.1%
Total revenues	$193,917	$136,172	42.4%	$551,993	$410,948	34.3%

The majority of the 42% increase in total revenue is due to a 43% increase in total revenue from the Stamps.com operating segment as discussed below.

Consolidated Revenue

The following table sets forth the breakdown of revenue for the three and nine months ended September 30, 2020 and September 30, 2019 and the resulting percentage change (revenue in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenues
Service	$183,779	$124,643	47.4%	$509,905	$375,979	35.6%
Product	5,816	5,116	13.7%	18,599	15,306	21.5%
Insurance	4,322	3,106	39.2%	11,598	9,871	17.5%
Mailing and shipping revenue	193,917	132,865	46.0%	540,102	401,156	34.6%
Customized postage	—	3,307	(100.0)%	11,891	9,792	21.4%
Total revenues	$193,917	$136,172	42.4%	$551,993	$410,948	34.3%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average monthly revenue per paid customer (ARPU) as one-third of quarterly mailing and shipping revenue divided by paid customers.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter
2020	777	956	987
2019	736	742	743

The following table sets forth the change in paid customers and ARPU for our mailing and shipping business (in thousands except ARPU and percentage):

	Three Months Ended September 30,
	2020	2019	% Change
Paid customers for the quarter	987	743	32.8%
ARPU	$65.47	$59.60	9.9%
Mailing and shipping revenue	$193,917	$132,865	46.0%

The number of paid customers increased by 32.8% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily as a result of our customer acquisition efforts which we believe were positively impacted by shelter in place orders.

Our ARPU increased by 9.9% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily attributable to the growth in our shipping business where we have the ability to better monetize shipping volume as compared to monthly flat rate subscription fees, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders and an increase in requirements to work from home, in addition to increased recurring monthly subscription revenues from newly acquired customers.

Revenue by Product

The following table shows the components of our revenues and their respective percentages of our total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Service	$183,779	$124,643	$509,905	$375,979
Product	5,816	5,116	18,599	15,306
Insurance	4,322	3,106	11,598	9,871
Customized postage	—	3,307	11,891	9,792
Total revenues	$193,917	$136,172	$551,993	$410,948
Revenue as a percentage of total revenues
Service	94.8%	91.5%	92.4%	91.5%
Product	3.0%	3.8%	3.4%	3.7%
Insurance	2.2%	2.3%	2.1%	2.4%
Customized postage	—%	2.4%	2.1%	2.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our revenue is derived primarily from five sources: (1) service and transaction related revenues from our mailing services, our multi-carrier shipping services, and our mailing and shipping integrations; (2) product revenue from the direct sale of consumables and supplies through our supplies stores; (3) package insurance revenue from our branded insurance offerings; (4) customized postage revenue from the sale of customized postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers. Other revenue was not material to our consolidated financial statements in the three and nine months ended September 30, 2020 and September 30, 2019.
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
In the case of monthly fees based on subscription plans, we recognize a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in the three months ended September 30, 2020 or September 30, 2019.
Customers may purchase delivery services from carriers through our mailing and shipping solutions. When funds are transferred directly from customers to the carrier, these funds are not recognized as revenue. We also provide mailing and shipping services for which the cost of postage or delivery is included in the cost of the service and, therefore, is recognized as service revenue.

Service revenue increased 47% to $183.8 million in the three months ended September 30, 2020 from $124.6 million in the three months ended September 30, 2019. Service revenue increased 36% to $509.9 million in the nine months ended September 30, 2020 from $376.0 million in the nine months ended September 30, 2019. The increase in service revenue during the three months ended September 30, 2020 was driven by a 11.0% increase in our average monthly service revenue per paid customer (Service Revenue ARPU) and a 32.8% increase in paid customers.

The increase in our Service Revenue ARPU during the three months ended September 30, 2020 was primarily attributable to the growth in our shipping business where we have the ability to better monetize shipping volume as compared to monthly flat rate subscription fees, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders and an increase in requirements to work from home, in addition to increased recurring monthly subscription revenues from newly acquired customers.

Product revenue increased 14% to $5.8 million in the three months ended September 30, 2020 from $5.1 million in the three months ended September 30, 2019. Product revenue increased 22% to $18.6 million in the nine months ended September 30, 2020 from $15.3 million in the nine months ended September 30, 2019. Product revenue is primarily driven by label sales, such as NetStamps, which are used for mailing. The increase in product revenue in the three and nine months ended September 30, 2020 was not material to the consolidated financial statements.

Insurance revenue increased 39% to $4.3 million in the three months ended September 30, 2020 from $3.1 million in the three months ended September 30, 2019. Insurance revenue increased 17% to $11.6 million in the nine months ended September 30, 2020 from $9.9 million in the nine months ended September 30, 2019. The increase in insurance revenue in the three and nine months ended September 30, 2020 was not material to the consolidated financial statements.

Customized postage revenue decreased 100% to $0 in the three months ended September 30, 2020 from $3.3 million in the three months ended September 30, 2019. Customized postage revenue increased 21% to $11.9 million in the nine months ended September 30, 2020 from $9.8 million in the nine months ended September 30, 2019. The decrease in customized postage revenue in the three months ended September 30, 2020 was due to the elimination of the program by the United States Postage Service effective June 16, 2020. The increase in customized postage revenue in the nine months ended September 30, 2020 was primarily attributable to a particular television marketing campaign for which we committed to donate the associated profits to charity which occurred prior to the elimination of the program. The Company does not expect material customized postage revenue or cost of revenue after June 2020.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues
Service	$41,998	$34,040	$115,990	$98,727
Product	1,954	1,602	6,103	4,824
Customized postage	—	2,560	10,000	7,431
Total cost of revenues	$43,952	$38,202	$132,093	$110,982
Cost as percentage of associated revenue
Service	22.9%	27.3%	22.7%	26.3%
Product	33.6%	31.3%	32.8%	31.5%
Customized postage	—%	77.4%	84.1%	75.9%
Total cost as a percentage of total revenues	22.7%	28.1%	23.9%	27.0%

Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, vendor costs and expenses, and customer misprints that do not qualify for reimbursement from the USPS. Cost of product revenue principally consists of the cost of products sold through our supplies stores and the related costs of shipping and handling. Cost of customized postage revenue principally consisted of the face value of postage, customer service, image review costs, and printing and fulfillment costs.

Cost of service revenue increased 23% to $42.0 million in the three months ended September 30, 2020 from $34.0 million in the three months ended September 30, 2019. Cost of service revenue increased 17% to $116.0 million in the nine months ended September 30, 2020 from $98.7 million in the nine months ended September 30, 2019. The increase in cost of service revenue in the three and nine months ended September 30, 2020 was primarily attributable to higher system operating and customer service costs to support our growing business in addition to vendor costs associated with our consolidation services revenues.

Cost of service revenue as a percent of service revenue decreased to 23% in the three months ended September 30, 2020 from 27% in the three months ended September 30, 2019. Cost of service revenue as a percent of service revenue decreased to 23% in the nine months ended September 30, 2020 from 26% in the nine months ended September 30, 2019. The decrease in cost of service revenue as a percent of service revenue in the three and nine months ended September 30, 2020 was due to the increase in service revenue as described above.

Cost of product revenue increased 22% to $2.0 million in the three months ended September 30, 2020 from $1.6 million in the three months ended September 30, 2019. Cost of product revenue increased 27% to $6.1 million in the nine months ended September 30, 2020 from $4.8 million in the nine months ended September 30, 2019. The increase in cost of product revenue in the three and nine months ended September 30, 2020 was not material to the consolidated financial statements.

Cost of product revenue as a percent of product revenue increased to 34% in the three months ended September 30, 2020 from 31% in the three months ended September 30, 2019. Cost of product revenue as a percent of product revenue was 33% in the nine months ended September 30, 2020 and 32% in the nine months ended September 30, 2019. The increase in cost of product revenue as a percent of product revenue in the three and nine months ended September 30, 2020 was not material to the consolidated financial statements.

Cost of customized postage revenue decreased 100% to $0 in the three months ended September 30, 2020 from $2.6 million in the three months ended September 30, 2019. Cost of customized postage revenue increased 35% to $10.0 million in the nine months ended September 30, 2020 from $7.4 million in the nine months ended September 30, 2019. The decrease in cost of customized postage revenue during the three months ended September 30, 2020 was directly related to the decrease in customized postage revenue as described above. The increase in cost of customized postage revenue during the nine months ended September 30, 2020 was directly related to the increase in customized postage revenue as described above.

For the three months ended September 30, 2020, we had no customized postage revenue and no cost of customized postage revenue for the reason described above. Cost of customized postage revenue as a percent of customized postage revenue increased to 84% in the nine months ended September 30, 2020 from 76% in the nine months ended September 30, 2019. The increase in cost of customized postage revenue as a percent of customized postage revenue in the nine months ended September 30, 2020 was primarily attributable to a particular television marketing campaign, resulting in lower margins.

Income (Loss) from Operations by Segment

The following table sets forth income (loss) from operations and the resulting percentage change by segment for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands, except percentage):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Segment income (loss) from operations
Stamps.com	$55,363	$19,000	191.4%	$146,491	$70,226	108.6%
MetaPack	(741)	(3,349)	77.9%	(6,512)	(8,909)	26.9%
Total income from operations	$54,622	$15,651	249.0%	$139,979	$61,317	128.3%

Our Stamps.com segment income from operations increased by 191% to $55.4 million in the three months ended September 30, 2020 from $19.0 million in the three months ended September 30, 2019. Our Stamps.com segment income from operations increased by 109% to $146.5 million in the nine months ended September 30, 2020 from $70.2 million in the nine months ended September 30, 2019. The increase in our segment income from operations for the three and nine months ended September 30, 2020 was primarily due to the 43% and 36% increase in total revenue from the Stamps.com operating segment for the three and nine months ended September 30, 2020, respectively, partially offset by the following items described further in the preceding or following sections: (a) the increase in cost of service revenue primarily attributable to higher system operating and customer service costs to support our growing business; (b) the increase in discretionary and sales volume-based partner marketing spend; (c) the increase in research and development headcount-related expenses including stock-based compensation; and (d) the increase in sales and marketing headcount-related expenses including stock-based compensation.

Our MetaPack segment loss from operations decreased to $0.7 million in the three months ended September 30, 2020 from $3.3 million in the three months ended September 30, 2019. Our MetaPack segment loss from operations decreased to $6.5 million in the nine months ended September 30, 2020 from $8.9 million in the nine months ended September 30, 2019. The changes in MetaPack segment loss from operations in the three and nine months ended September 30, 2020 were not material to the consolidated financial statements.

Consolidated Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Sales and marketing	$41,748	$33,058	$120,636	$99,181
Research and development	24,739	20,281	68,946	56,725
General and administrative	28,856	28,980	90,339	82,743
Total operating expenses	$95,343	$82,319	$279,921	$238,649
Operating expenses as a percent of total revenues:
Sales and marketing	21.5%	24.3%	21.9%	24.1%
Research and development	12.8%	14.9%	12.5%	13.8%
General and administrative	14.9%	21.3%	16.4%	20.1%
Total operating expenses as a percentage of total revenues	49.2%	60.5%	50.7%	58.1%

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
Sales and marketing expense increased 26% to $41.7 million in the three months ended September 30, 2020 from $33.1 million in the three months ended September 30, 2019. Sales and marketing expense increased 22% to $120.6 million in the nine months ended September 30, 2020 from $99.2 million in the nine months ended September 30, 2019. The increase during the three months ended September 30, 2020 was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $6.9 million and a net increase in headcount-related expenses including stock-based compensation of $2.6 million. These increases were partially offset by a $0.7 million decrease in travel expenses. The increase during the nine months ended September 30, 2020 was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $17.3 million and a net increase in headcount-related expenses including stock-based compensation of $5.8 million. These increases were partially offset by a $1.6 million decrease in travel expenses.

Sales and marketing expense as a percent of total revenue decreased to 22% in the three months ended September 30, 2020 from 24% in the three months ended September 30, 2019. Sales and marketing expense as a percent of total revenue decreased to 22% in the nine months ended September 30, 2020 from 24% in the nine months ended September 30, 2019. The decrease in sales and marketing expense as a percent of total revenue was primarily attributable to increased total revenue in excess of increased sales and marketing expense.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.

Research and development expense increased 22% to $24.7 million in the three months ended September 30, 2020 from $20.3 million in the three months ended September 30, 2019. Research and development expense increased 22% to $68.9 million in the nine months ended September 30, 2020 from $56.7 million in the nine months ended September 30, 2019. The increase during the three months ended September 30, 2020 was primarily attributable to a net increase in headcount-related expense including stock-based compensation of $4.0 million. The increase during the nine months ended September 30, 2020 was primarily attributable to a net increase in headcount-related expense including stock-based compensation of $11.0 million. The increases in headcount-related expenses were incurred to support our expanded product offerings and technology infrastructure investments.

Research and development expense as a percent of total revenue decreased to 13% in the three months ended September 30, 2020 from 15% in the three months ended September 30, 2019. Research and development expense as a percent of total revenue decreased to 12% in the nine months ended September 30, 2020 from 14% in the nine months ended September 30, 2019. The decrease in research and development expense as a percent of total revenue was primarily attributable to increased total revenue in excess of increased research and development expense.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense was at $28.9 million in the three months ended September 30, 2020 and $29.0 million in the three months ended September 30, 2019. General and administrative expense increased 9% to $90.3 million in the nine months ended September 30, 2020 from $82.7 million in the nine months ended September 30, 2019. The change during the three months ended September 30, 2020 was primarily attributable to a decrease in facilities expense of $0.6 million and a decrease in headcount-related expense including stock-based compensation of $0.5 million offset by increases in general operating expenses. The increase during the nine months ended September 30, 2020 was primarily attributable to an increase in headcount-related expense including stock-based compensation of $2.9 million, an increase in indirect tax accrual of $1.4 million and other increases in general operating expenses offset by a decrease of $1.0 million in professional fees.

General and administrative expense as a percent of total revenue decreased to 15% in the three months ended September 30, 2020 from 21% in the three months ended September 30, 2019. General and administrative expense as a percent of total revenue decreased to 16% in the nine months ended September 30, 2020 from 20% in the nine months ended September 30, 2019. The decrease in general and administrative expense as a percent of total revenue was primarily attributable to increased revenue in excess of increased general and administrative expense.

Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange losses, net of $67,000 in the three months ended September 30, 2020 and $238,000 in the nine months ended September 30, 2020 were not material to the consolidated financial statements.
Interest Income and Other Income

Interest income and other income primarily consists of interest income from cash and cash equivalents. Interest income and other income decreased to $27,000 in the three months ended September 30, 2020 from $53,000 in the three months ended September 30, 2019. Interest income and other income decreased to $59,000 in the nine months ended September 30, 2020 from $170,000 in the nine months ended September 30, 2019. Interest and other income is not material to the consolidated financial statements.

Interest Expense

Through June 30, 2020, interest expense consists of interest expense from the debt under our credit facility dated November 18, 2015 and the associated accretion of debt issuance costs. During the second quarter of 2020, the Company repaid the existing debt. See Note 13 - "Debt" in our Notes to Consolidated Financial Statements and Liquidity and Capital Resources below for further description. Interest expense decreased to $96,000 in the three months ended September 30, 2020 from $589,000 in the three months ended September 30, 2019 as it reflects only accretion of creditor and third-party fees associated with the Amended Credit Agreement. Interest expense decreased to $1.0 million in the nine months ended September 30, 2020 from $1.9 million in the nine months ended September 30, 2019. Interest expense in the 2020 period was affected primarily by lower interest rates and lower outstanding debt balances under our credit facility dated November 18, 2015 until it was repaid in June 2020.

Provision for Income Taxes

Our income tax benefit was $9.5 million and our income tax expense was $6.6 million for the three and nine months ended September 30, 2020, respectively. Our income tax expense was $5.9 million and $20.4 million for the three and nine months ended September 30, 2019, respectively. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock-based awards.

See Note 7 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Changes in cash and cash equivalents for the nine months ended September 30, 2020 and September 30, 2019 were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$179,466	$100,624	$78,842
Net cash used in investing activities	(3,164)	(1,749)	(1,415)
Net cash provided by (used in) financing activities	56,977	(69,119)	126,096
Effect of exchange rate changes	32	(26)	58
Net increase (decrease) in cash and cash equivalents	$233,311	$29,730	$203,581

As of September 30, 2020 and December 31, 2019, we had $389.6 million and $156.3 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $179.5 million and $100.6 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: a $93.3 million increase in net income, and a $41.0 million increase in cash flows from an increase in accounts payable and other current liabilities, partially offset by a $25.9 million decrease in cash flows from an increase in current income taxes, a $23.6 million decrease in cash flows from an increase in other current assets, and a $16.9 million decrease in cash flows from an increase in other assets.

Net cash used in investing activities was approximately $3.2 million and $1.7 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in net cash used in investing activities was primarily attributable to the increase in the purchase of property and equipment.

Net cash provided by financing activities was approximately $57.0 million during the nine months ended September 30, 2020, while net cash used in financing activities was approximately $69.1 million during the nine months ended September 30, 2019. The increase in net cash provided by financing activities was primarily due to a $110.1 million increase in proceeds received from stock option exercises, a $33.7 million increase in cash flows due to the increase in net proceeds from short-term financing obligations, and a $24.7 million decrease in common stock repurchases, partially offset by a $42.8 million increase in term loan principal payments, including the optional prepayment of the remaining debt balance.

Significant contractual obligations as of September 30, 2020 were as follows (in thousands):

Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations (1)	$—	$—	$—	$—	$—
Estimated Interest on Debt Obligations (1)	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (2)	80,386	(606)	19,200	14,444	47,348
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$80,386	$(606)	$19,200	$14,444	$47,348
(1) The Company has no outstanding debt obligations as of September 30, 2020. See additional details described below.
(2) Amounts represent the undiscounted cash lease payments under non-cancelable leases, net of tenant improvement allowance reimbursements reasonably expected to be received by the Company. In the third quarter of 2020, the Company entered into a new operating lease for commercial office space in Austin, Texas resulting in approximately $62.4 million of undiscounted net operating lease obligations through 2032.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under our Amended Credit Agreement bear interest, at our option, at the base rate, as defined, plus an applicable margin or a London Interbank Offered Rate (LIBOR) plus an applicable margin, in each case such margin will be between 1.25% and 3.00% and is determined by certain financial measures. There were no amounts drawn on the revolving credit facility as of September 30, 2020. See Note 13 - "Debt" in our Notes to Consolidated Financial Statements for further description.
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
Our cash equivalents consist of money market securities and had a weighted average maturity of 1 day and a weighted average interest rate of 0.05% at September 30, 2020. The aggregate value of our cash and cash equivalents was $389.6 million at September 30, 2020. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

Changes in Internal Controls

During the quarter ended September 30, 2020, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
July 1, 2020 - July 31, 2020	15,214	$216.38	15,214	$2,250
August 1, 2020 - August 31, 2020	21,407	$269.31	21,407	$35,132
September 1, 2020 - September 30, 2020	30,110	$226.34	30,110	$28,316

On March 8, 2019, our board of directors approved a $60 million share repurchase plan which was scheduled to expire in September 2019. On May 1, 2019, our board of directors adjusted the repurchase parameters of the plan such that it was expected to repurchase a further $9 million, between May 9, 2019 and the plan's initially scheduled expiration in September 2019 in addition to the $24 million purchased under the plan prior to such period. On July 29, 2019 and October 31, 2019, our board of directors approved further adjustments to the plan to extend its term. On February 13, 2020, our board of directors approved a new share repurchase plan, which became effective February 24, 2020, that replaced our prior stock repurchase plan and authorized the Company to repurchase up to $40 million of stock over the six months following its effective date. On February 28, 2020, our board of directors adjusted the repurchase parameters of the plan in response to increased market volatility, resulting in an expected aggregate repurchase thereunder of up to approximately $19 million through the plan's scheduled expiration in August 2020. On August 3, 2020, our Board of Directors approved termination of the current plan ahead of schedule and approved a new share repurchase program that took effect on August 11, 2020, following such termination. The new plan authorizes us to repurchase up to $40 million of stock over approximately six months following its effective date.
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

STAMPS.COM INC.
(Registrant)

Date: November 6, 2020	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

Date: November 6, 2020	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer