Form 10-K
period 2020-12-31
STAMPS.COM INC
filed 2021-02-26
CIK 1082923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2020, the aggregate market value of voting common stock held by non-affiliates of the Registrant was $3,067,831,488 (based upon the closing price of $183.69 per share for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on that date). As of January 31, 2021, there were 18,370,567 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2020
i

PART I.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
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
    For discussion of some of the factors that could affect our results, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. “Risk Factors.”
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

ITEM 1.    BUSINESS.
Overview
    Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States (US) and Europe. Our portfolio of solutions is marketed under the brand names Stamps.com®, Endicia®, Metapack®, ShippingEasy®, ShipEngine®, ShipStation®, and ShipWorks®. Our software solutions allow customers to print mailing and shipping labels for multiple carriers around the world through downloadable software, web-based user interfaces (UIs) and application programming interfaces (APIs). Our solutions provide our customers with access to discounted carrier rates for select carriers, including the United States Postal Service (USPS) and United Parcel Service (UPS). Our solutions also offer customers improved operational efficiency and financial savings.  Our customers primarily include small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers and high volume shippers including warehouses, fulfillment houses and omni-channel retailers.
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
Mailing and Shipping Business References
    When we refer to our "mailing and shipping business," we are referring to our mailing and shipping products and services including our USPS® and multi-carrier mailing and shipping solutions, consolidation services, mailing and shipping integrations, mailing and shipping supplies stores and branded insurance offerings. We do not include our historical customized postage business when we refer to our mailing and shipping business. When we refer to our "mailing and shipping revenue," we are referring to our service, product and insurance revenue generated by our mailing and shipping customers. We do not include our customized postage revenue generated by our customized postage business in our "mailing and shipping revenue."

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
Multi-Carrier Shipping Solutions
    As part of our mailing and shipping business, we offer our industry leading domestic and international multi-carrier e-commerce shipping solutions. Our multi-carrier solutions collectively enable our customers to print approved shipping labels for more than 350 regional, national and international carriers and integrate with more than 300 partners including shopping carts, marketplaces, e-commerce tools and various other software products. Our multi-carrier solutions also provide our customers with access to discounted carrier rates including USPS and UPS®.
Consolidation Services
    As part of our mailing and shipping business, we offer domestic and international shipping services through our consolidator partners, who group packages by destination and ship the packages directly or through partners. These services seek to take advantage of economies of scale by accessing lower carrier rates that apply to larger volume freight and are not otherwise accessible to smaller shipments, with the goal of yielding lower shipping costs for our customers.
Back-End Integrations
As part of our mailing and shipping services, we offer our back-end integration solutions where we provide the electronic postage for transactions to partners who manage the front-end users. Our solutions integrate directly into the most popular e-commerce platforms, allowing web store managers to automate their order fulfillment process by processing, managing and shipping orders from virtually any e-commerce source through a single interface without manual data entry. Managers can retrieve order data and print shipping labels for all types of packages.
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
Branded Insurance
    As part of our mailing and shipping services, we offer branded insurance for packages to our customers in an integrated, online process that eliminates any trips to retail carrier locations or the need to complete any special forms. Our branded insurance, which is provided by third party insurance providers with which we contract, is offered by certain of our brands including Stamps.com, Endicia, ShippingEasy, ShipEngine, ShipStation, and ShipWorks as part of their solutions.
Customized Postage
    Prior to the third quarter of 2020, we offered customized postage under the PhotoStamps® brand name. Customized postage is a patented form of USPS postage that allowed consumers to turn digital photos, designs or images into valid USPS-approved postage. With this product, individuals or businesses could create customized USPS-approved postage using pictures of their children, pets, vacations, celebrations, business logos and more. Customized postage can be used as regular postage to send letters, postcards or packages. PhotoStamps was available from our www.photostamps.com website. As previously disclosed, in the second quarter of 2020, we received notification from the US Postal Service (USPS) that it was eliminating its customized postage program and also revoking our authorization to offer products pursuant to that program effective June 16, 2020.

Revenue Model and Seasonality

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
    During 2020, 2019, and 2018, we did not recognize revenue from any one customer that represented 10% or more of our total revenues.
    See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2020 and 2019,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for years ended December 31, 2019 and 2018,” for the percentage of total revenue contributed by categories of similar products or services that accounted for 10% or more of consolidated revenue. Our product and insurance revenues are subject to seasonal variations with the first and fourth calendar quarters being typically seasonally stronger and the second and third calendar quarters being typically seasonally slower. Our service revenue is subject to seasonal variation driven by our growth in packages shipped where the fourth calendar quarter is typically seasonally stronger due to the holiday shipping season and to a lesser extent, by customer acquisition which is typically seasonally stronger in the first and fourth calendar quarters and typically seasonally slower in the second and third calendar quarters.
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
Our shipping customers save time and optimize their shipping operations in a number of ways including:
(1)Our solutions allow customers to easily access more than 350 regional, national and international carriers;
(2)Our solutions integrate with more than 300 partners including shopping carts, marketplaces, e-commerce tools and various other software products;
(3)Our solutions provide customers with advanced order management features including inventory management, combined and split orders, order filters and alerts;
(4)Our solutions provide customers with sophisticated automation features such as custom hierarchical rules, batch processing, packing slips, customs forms and emails;
(5)Our solutions provide customers with robust product management features including product catalog support and product categorization support; and
(6)Our solutions provide customers with a variety of other features including customer marketing, end-to-end package tracking, rate comparisons, and returns labels.
Our shipping customers save money in a number of ways including:
(1)Our solutions provide customers with access to discounted carrier rates including from USPS and UPS;
(2)Our solutions allow customers to optimize carrier services by selecting the lowest cost option based on package size, weight, destination distance and delivery times; and
(3)Our solutions allow customers to reduce their customer support costs by automatically generating and sending package delivery status emails to customers.

Mailers
Our mailing customers can save money in a number of ways including:
(1)Our USPS solutions allow customers to receive discounts on single piece First Class letter postage rates and most USPS packages compared to USPS post offices and other retail USPS locations;
(2)Our USPS solutions allow customers to calculate the exact amount of postage that is required for a mail piece or package depending on mail class, mail form, weight and distance to the destination which allows our customers to avoid overpaying for postage;
(3)Our USPS solutions allow customers to automatically check and validate destination addresses against the USPS address database so customers do not waste postage on undeliverable-as-addressed mail;
(4)Our USPS solutions provide customers with advanced reporting and administrative controls that improve the tracking and control of postage spend allowing customers to proactively manage and reduce their postage spend; and
(5)Our USPS solutions allow customers to save up to 50% or more versus the total cost of operation of traditional postage meters. The total cost of a traditional postage meter can include hardware rental fees, including items such as a postage meter and scale, maintenance and repair costs, insurance fees, fees to purchase postage and the cost to purchase proprietary ink cartridges.
Our mailing customers can save time in a number of ways including:
(1)Our USPS solutions allow small business customers to mail or ship from their home, office, warehouse or business 24 hours a day, 7 days a week avoiding the time that would ordinarily be spent on a trip to the post office or other retail shipping locations;
(2)Our USPS solutions allow customers to generate mass mailings quickly and easily by printing the address and postage together in a single step process. In addition, printing the address and postage together saves customers time on a single mail piece or package by combining a two-step process into a one-step process that produces more professional looking mail;
(3)Our USPS solutions integrate with most small business productivity applications such as word processors, financial applications and address books so our customers can save time by utilizing these integrations to print postage through their existing applications; and
(4)Our USPS solutions provide customers with advanced reporting so they can easily access and manage their records in one place. This reporting also provides greater visibility into postage activity compared to other USPS solutions such as post offices and traditional meters.

Marketing of our Mailing and Shipping Business
    We target our mailing and shipping marketing at smaller offices, home offices, larger enterprises, e-commerce merchants and higher volume shippers including warehouses, fulfillment houses and omni-channel retailers. We market our mailing and shipping solutions through the following channels:
(1)Affiliate Channels. We utilize the traffic and customers of smaller websites and other businesses or individuals that are too small to qualify for a partnership directly with us by offering financial incentives for these small businesses and individuals to drive traffic to our website through a third party affiliate management company;
(2)Direct Mail. We send direct mail pieces to prospective customers with prospect lists purchased from third parties or obtained from partners;
(3)Direct Sales. We utilize a direct sales force that sells our mailing and shipping solutions to large enterprises and higher volume shippers;
(4)Offline Marketing Programs. We utilize various other offline advertising and marketing programs including telemarketing, tradeshows, retail and other programs;

(5)Partnerships. We work with strategic partners in order to leverage their website traffic, marketing programs and existing customer base to distribute our mailing and shipping software. For example, these partnerships may result in a link to our website from a partner’s website, a copy of our software included along with a partner’s software product, the distribution of our software at a retail location or the bundling of our software with a hardware device;
(6)Remarketing. We remarket our solutions to former customers. Our remarketing efforts are generally focused on new features that may relate to the reasons former customers stopped using our service. We utilize email and regular mail to communicate new features of our products to our former customers;
(7)Shipping Integrations. We market our solutions through partner integrations with e-commerce platforms, multi-carrier shipping management solutions, shopping cart software and other order-entry management applications;
(8)Traditional Media. We utilize television commercials and a variety of traditional and internet-based radio endorsements to advertise our solutions;
(9)Online Advertising. We work with companies to advertise our services online through paid searches, banner ads, permission-based emails and other online advertising vehicles; and
(10)Carrier Referrals. We market to USPS and other carrier account managers with the goal of receiving customer referrals.

Marketing of Customized Postage
    As noted above, and as previously disclosed, in the second quarter of 2020, we received notification from the USPS that it was eliminating its customized postage program and also revoking our authorization to offer products pursuant to that program effective June 16, 2020. Prior to the end of the program, we targeted our customized postage products to both consumers and businesses. We marketed our customized postage products through the following channels:

(1)Direct Sales. Direct sales where we target businesses and not-for-profit organizations for high volume orders;
(2)Online Advertising. Online advertising including paid search and other online advertising methods;
(3)Partnerships. Partnering with various entities, including partnerships with online portals for photograph management and personalized products and services; and
(4)Marketing. Marketing to customers who have purchased customized postage in the past.

2021 Business Strategy
    Our 2021 business strategy includes the initiatives and plans listed below. These initiatives and plans are subject to change without notice based on our analysis of market and business conditions, and constitute “forward-looking statements,” and accordingly are subject to the cautionary statements, qualifications and limitations on forward-looking statements we discuss at the beginning of Part I of this Report.
Mailing and Shipping Business
    We plan to continue to execute our strategy to transform our business into a global multi-carrier and e-commerce solutions company in 2021. We will continue to pursue diversified carrier relationships, such as our partnerships with the USPS and UPS. This strategy also includes leveraging our portfolio of mailing and shipping solutions to drive growth. With the acquisitions of Endicia, Metapack, ShippingEasy, ShipStation and ShipWorks, we now have a full and diverse suite of solutions across these brands, and we believe that we have a complete product and robust solution that will meet the needs of our current and of our target domestic and international customers.

    We plan to continue to invest in the shipping part of our business, both domestic and international, where our customers include e-commerce merchants, warehouses, fulfillment houses, large retailers and other types of shippers. In particular, we plan to continue to expand the features and functionality of our solutions that will improve the value propositions of our solutions for shippers, add new partnerships and integrations, and offer enhanced support. We also plan to continue offering services such as our consolidation services program, which bundles domestic or international shipping with valuable customer benefits such as free package pickup, included loss-protection coverage, upgraded delivery speeds, enhanced tracking, simpler customs procedures and other benefits.
    We plan to increase our total sales and marketing expense in 2021 based on expected strong returns on our investments from our mailing and shipping customers due to their high expected lifetime values relative to the expected cost of acquiring those customers.
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
Retail Mailing and Shipping Locations
    We compete with a variety of retail based mailing and shipping offerings from the USPS and non-US postal services such as Royal Mail in the United Kingdom (UK), and private carriers including UPS, FedEx, and others. The USPS’s offerings include retail post offices, self-service kiosks, contract post offices, community post offices and village post offices. The USPS also authorizes third parties to offer USPS products and services such as Hallmark stores, grocery stores, membership warehouse clubs and office supplies stores. Non-US postal services such as Royal Mail offer similar alternatives. Private carrier retail based offerings include retail stores including UPS stores and FedEx Office stores, and authorized third party offerings including grocery stores, membership warehouse clubs and office supplies stores.
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

Carrier Specific Electronic Solutions
    We compete with a variety of carrier specific electronic solutions offered in a variety of formats, including direct UI based solutions, direct API based solutions, and manifesting solutions. Direct UI based solutions of the USPS include USPS.com and USPS Click-N-Ship. Non-US postal services also offer similar API based solutions. The USPS also competes indirectly through authorized PC Postage vendors including Pitney Bowes with their pbSmartPostage and SendPro products. Direct UI based solutions of private carriers include ups.com®, UPS WorldShip®, FedEx.com and FedEx Ship Manager.
    Direct API based solutions of the USPS include USPS Web Tools and Click-N-Ship Business Pro which utilize the USPS’s electronic verification system (eVS) or ePostage systems for providing access to USPS without needing a PC Postage certification or partnering with a USPS approved PC Postage vendor. Indirect API based solutions for the USPS include those from Shippo and those of other authorized PC Postage vendors including Pitney Bowes and EasyPost. Non-US postal services may also offer indirect API based solutions. Direct API based solutions are also offered by private carriers including UPS, FedEx, and others.
    Manifesting solutions are offered directly by carriers including USPS, UPS, FedEx, and others.
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
Multi-Carrier and Other E-Commerce Solutions
    We compete with a variety of multi-carrier and other e-commerce solutions. Our market-leading UI and API based multi-carrier offerings compete against other multi-carrier offerings including EasyPost, ProShip, Shippo and others. Our multi-carrier offerings also compete with alternative e-commerce solutions including those available through online marketplaces such as Amazon and eBay; e-commerce platforms such as Shopify; warehouse and transportation management systems such as Manhattan and BluJay; and other competitors who offer package manifesting, inventory management and/or listing management solutions individually or together as part of a more comprehensive solution. In Europe, Metapack primarily competes with transportation and delivery management providers such as Centiro and Sorted.
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
Traditional Postage Meters
    We compete with small business oriented traditional postage meters including those offered by FP Mailing Solutions, Hasler, Neopost and Pitney Bowes in the US market. We generally do not compete with higher volume postage meters generally found in dedicated mail rooms which can process mail faster than the speed of an office printer and which may also offer various automation services such as folding, inserting, sealing and weighing.
    We believe that customers choose our solutions over small business oriented traditional postage meters because of our lower total cost of ownership and/or the greater visibility and financial controls we provide which are not readily available with postage meters. We believe customers choose traditional postage meters over our solutions because of the ease of use, speed, and/or convenience of those products and due to a lack of familiarity with the full benefits and functionality of our products.

Market Overview
    As previously mentioned, we target different customer segments through our various brands and service plans within those brands. Trends in market data do not necessarily correspond to trends in our business. However, we believe the following information is relevant context in assessing our principal markets of the US and Europe.
Customers
    According to the most recent available statistics provided by the US Census Bureau, Statistics of US Businesses, and the Internal Revenue Service, respectively, there were approximately 6 million small businesses with 1 - 99 employees as of 2017 and approximately 27 million sole proprietorships in 2018. Our mailing and shipping solutions target the home office, home business, small office and small business customers. We believe that some portion of the small businesses and sole proprietorships in the United States are potential customers for our solutions.
    According to the most recent available statistics provided by Eurostat, it is estimated there were approximately 24.3 million enterprises in the non-financial business economy in the EU-28 in 2017, of which approximately 99% had fewer than 250 employees. We believe that some portion of these small and medium-sized enterprises in Europe are potential customers for our international solutions.
Carriers
    According to the USPS Fiscal 2020 Final Revenue, Pieces, and Weight by Classes of Mail and Special Services Report, the total USPS revenue was $73.2 billion during its fiscal year ended September 30, 2020. Of this amount, approximately $40.3 billion was represented by mail classes that are supported using our current solutions (First Class Mail, First Class Packages, International Mail, Media Mail, Parcel Select, Priority Mail, Priority Mail Express, and special services including Certified Mail, Return Receipt, USPS tracking and package insurance). The $40.3 billion in supported mail classes is comprised of (1) $9.9 billion in First Class mail; (2) $28.2 billion in shipping and package services; (3) $1.1 billion in international mail; and (4) $1.1 billion in ancillary and other mail services. We believe that some portion of the $40.3 billion in supported mail classes was generated by users who are potential customers for our solutions.

    According to data derived from the UPS 2020 Annual Report on Form 10-K, UPS earned $53.5 billion of US Domestic Package segment revenue on 5.4 billion packages shipped and $15.9 billion of International Package segment revenue on 901.4 million packages shipped. According to data derived from the FedEx 2020 Annual Report on Form 10-K and the FedEx Q2 Fiscal 2021 Statistics Report, FedEx earned $13.0 billion of US FedEx Express segment package revenue on 713.2 million packages shipped, $14.6 billion on International FedEx Express segment package revenue on 807.2 million packages shipped, and $22.7 billion on FedEx Ground segment revenue on 2.5 billion packages shipped. When taken together, we estimate that the top 3 US carriers (UPS, FedEx and the USPS) have domestic and international package revenue of approximately $147.9 billion. According to data derived from the 2019 Annual Report of Deutsche Post DHL Group (the largest global express carrier in Europe by market volume), we estimate there is approximately $2.5 billion represented by DHL Express International shipments originating in the US and $12.5 billion originating outside the US. We believe some portion of the approximately $162.9 billion aggregate package revenue of the aforementioned carriers was generated by users who are potential customers for our solutions.
E-Commerce Trends
    We believe that underlying e-commerce trends are affecting our customers and our business. According to quarterly US Census Bureau Retail E-Commerce Sales reports, US e-commerce sales for 2020 were estimated at $792 billion, an increase of 31.6% over e-commerce sales in 2019. E-commerce sales accounted for 14.0% of total US retail sales in 2020 which was up from 11.0% of total retail sales in 2019. We believe that the global COVID-19 pandemic and associated shelter in place orders played a significant role in supporting e-commerce in 2020, and that, accordingly, the growth rate from 2019 to 2020 is not sustainable and, if the impact of the COVID-19 pandemic subsides and consumers revert to pre-pandemic shopping habits, e-commerce growth could drop or even reverse rapidly. For comparison, as we reported last year, US Census Bureau data showed a year over year increase in US e-commerce sales from 2018 to 2019 of 15.4%, and that e-commerce sales increased from 9.9% of total US retail sales in 2018 to 11.0% of total US retail sales in 2019.

    According to the United Kingdom's Office for National Statistics, 2019 e-commerce sales by businesses in the UK non-financial sector with 10 or more employees reached £669 billion, growing 5% over 2018 sales estimated at £640 billion. We note that even the most recent data available from this source predates the global COVID-19 pandemic, which we suspect enhanced this trend in 2020 in the UK, much as it did in the US Eurostat estimates the volume of European Union (EU) retail sales via either mail order houses or the Internet increased 24% in 2020 over 2019 (exclusive of UK sales, not seasonally adjusted). We note that Eurostat's data does include 2020, and we believe much of the year over year increase may be due to the global COVID-19 pandemic and is not sustainable nor indicative of a post-COVID-19 e-commerce market.
The PC Postage Certification and Regulatory Approval Process
    Our technology must meet strict US government security standards. Our PC Postage products complete extensive USPS testing and evaluation in the areas of operational reliability, financial integrity and security to become certified for commercial distribution. The USPS certification process to become an USPS-approved PC Postage vendor is a standardized extensive process. The process includes testing and reviews by the USPS and an independent test laboratory, and certification of meeting Federal Information Processing Standards. While the USPS has no published timeline or estimated time to complete the process, it took the existing approved vendors years to complete. Stamps.com was approved in 1999 and Endicia was approved in 2000.
Our Technology
    Our systems are located in a combination of secure connected cloud infrastructure platforms and multiple geographically disparate high-security data centers. These systems create and process the data used to generate information-based indicia and third party carrier certified labels. Our proprietary technology processes postage purchases using secure technology that meets federal and various carrier security requirements. Our services currently include Windows and Mac based clients, web-based applications and API Integrations that support a variety of shipping label and envelope options along with a wide range of printers. In addition, our applications employ both internally developed and third party user authentication mechanisms for additional security.
    Our transaction processing servers are a combination of secure, commercially available and internally developed technologies that are designed to provide secure and reliable transactions. Our implementation of security system hardware meets government standards for security and data integrity. The database servers are designed and built with industry-leading database technologies for high availability and throughput. The performance and scalability of our PC Postage and carrier label systems are designed to allow many users to simultaneously process high volumes of shipping transactions with a variety of carriers in real-time.
    We rely on a combination of patent, trade secret, copyright, trade name and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our rights in our products, services, know-how and information. We have a portfolio of issued and pending US and international patents. We also have a number of trade names and registered and unregistered trademarks. We plan to apply for more patents, trade names and trademarks in the future. Our issued in force and pending patents have a range of expiration dates from 2021 until 2038.
    We continually invest in development of new technologies, products and services and enhancements to existing features and functionality. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Research and Development” for the amount spent during each of the last three fiscal years on Company-sponsored research and development activities.

Human Capital
    As of December 31, 2020, we had approximately 1,482 employees across all of our companies, including 400 employed by our Metapack segment. Our employees work in various departments including customer support, research and development, sales and marketing, information technology and general administration. None of our employees are represented by a labor union.
Compensation and Benefits Programs
    Our compensation program is designed to attract and retain talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide our employees with compensation packages that may include base salary, annual bonuses, and equity awards tied to the value of our stock price. We seek to provide compensation that is competitive and aligns employee and stockholder interests, including by incentivizing business and individual performance. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental and vision) insurance and retirement plans.
Diversity and Inclusion
    We strive to maintain an inclusive environment that values and leverages the uniqueness of each employee to the benefit of all our stakeholders. We view the combination of diverse perspectives and backgrounds as a powerful force for innovation. To promote diversity, we emphasize dignity, value, and equality of all employees, regardless of race, ethnicity, religion, age, gender or sexual orientation. We strive to cultivate a climate that permits all our employees to bring their authentic selves to work.
Health and Safety
    The health and safety of our employees is a top priority. Throughout the COVID-19 pandemic, we have been and will continue to be following recommendations of the US Centers for Disease Control and other applicable agencies to promote the safety and well-being of our employees. We have implemented measures to mitigate exposure risks and support operations. For the vast majority of job roles, which can be performed remotely, we established a global work-from-home policy to facilitate social distancing and reduce occupancy in our facilities. We have implemented temperature and symptom screening procedures at each office location, and have communicated to our employees that if they are not comfortable coming to the office, regardless of role, then they do not have to do so at this time.
Community Involvement
    We aim to give back to the communities where we live and work, and believe that this commitment supports our efforts to attract and retain employees. We offer a charitable matching program, paid volunteer time each year, and other events supporting donations and other charitable causes.
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

ITEM 1A.    RISK FACTORS.
    The following discussion is divided into six sections, and is summarized under the caption "Risk Factors Summary." The first section, captioned “Risks Related to COVID-19,” discusses some of the risks relating to the ongoing COVID-19 pandemic as well as efforts to mitigate the effects thereof. The second section, captioned “Risks Related to Our Industry,” discusses some of the risks relating to the mailing and shipping technology industry in which we operate. The third section, captioned “Risks Related to Our Business,” discusses some of the risks relating to our business operations. The fourth section, captioned “Risks Related to Our Finances, Liquidity and Taxation,” discusses some of the risks relating to our liquidity, capital resources and tax exposure. The fifth section, captioned “Risks Related to Our Common Stock,” discusses some of the risks particular to an investment in our common stock. The sixth section, captioned “Risks Related to General Economic and Market Conditions,” discusses some of the risks applicable to businesses, such as ours, that rely closely on broader commerce.
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

Risk Factors Summary

The following is a summary of the principal risks we perceive associated with an investment in our securities, each of which is discussed in greater detail in the “Risk Factors” section of the Report and, neither should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to COVID-19
•The ongoing COVID-19 pandemic may adversely affect our business, results of operations, financial condition, liquidity, and cash flow, including indirectly, by adversely affect our carrier partners’ or our integration partners’ or customers’ businesses;
•We may not be able to sustain our recent revenue growth rate, and, if the impact of the COVID-19 pandemic subsides and consumers revert to pre-pandemic shopping habits, our business could contract rapidly; and
•The ongoing COVID-19 pandemic may exacerbate many of the other risks facing our company, which could in turn have a material adverse effect on us.
Risks Related to Our Industry
•If we are unable to protect our information technology systems against service interruptions, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be harmed and we could be subject to legal and/or regulatory proceedings and liability;
•We are exposed to risks associated with the collection of credit card information and other customer data and the secure transmission of confidential information over public networks;
•USPS policy, postal reform or government regulations may cause disruptions to, or the discontinuance of our business and adversely affect our ability to compete and our results of operations;
•Our business is subject to extensive and frequently changing rules, regulations and legal interpretations including those regarding privacy and cyber security, and we may be adversely affected by the demands of compliance and/or by our liability for any failure to comply; and
•Our operating results could be adversely affected by consolidation and/or the vertical integration of our competitors, partners and potential customers.
Risks Related to Our Business
•Carriers whose services we offer to our customers could fail to compete successfully with existing or future competitors, resulting in reduced demand for our products and services;
•If we are unable to compete successfully against alternative methods of accessing relevant mailing and shipping services, or if we are unable to respond effectively to technological and market changes, our business and operating results will suffer;
•The discontinuation of certain financial compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners;
•Carriers, e-commerce technology platforms, or our other business and integration partners could modify, discontinue or terminate agreements, strategic alliances, compensation arrangements and other relationships, including with third parties, or cause discounts our customers receive to be diminished or terminated, which would have an adverse effect on us;
•If we fail to effectively market and sell our services and products, to meet and anticipate the demands of our current and prospective customers, or to further develop and upgrade our services and products, then our business will be substantially harmed and could fail;
•Our expansion into new products, services, technologies, and geographic regions subjects us to additional business, legal, financial, and competitive risks and places a significant strain on our management, operational, financial, and other resources;

•Brexit, geopolitical uncertainty, and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could reduce cross-border trade or otherwise adversely affect our business and results of operations;
•We may be subject to increased customs and regulatory risks from cross-border transactions, and fluctuations in foreign currency exchange rates;
•If we do not successfully attract and retain skilled personnel for permanent management and other key personnel positions, we may not be able to effectively implement our business plan; and
•Pending or future litigation, assertions of violations of intellectual property rights or a failure to protect our intellectual property could harm our competitive position and adversely affect our business and results.
Risks Related to Our Finances, Liquidity and Taxation
•Increases in payment processing fees, any decline in our ability to effectively bill our customers by credit card and debit card or any increase in credit card fraud may increase our operating expenses;
◦We are exposed to risks associated with the credit and capital markets and if we are unable to generate sufficient cash to service our debt and fund our other capital requirements, our liquidity, financial condition, cash flow and reported earnings would be adversely affected;
◦Our Amended and Restated Credit Agreement imposes certain limitations on our ability to make dividend payments and to engage in further borrowing, which could hamper our control over liquidity;
◦We do not collect sales or consumption taxes in some jurisdictions, and we could be subject to material liabilities if successfully challenged; and
◦We could be subject to changes in our effective tax rate which may reduce our net income.
Risks Related to Our Common Stock
•Several provisions of the DGCL and our governing documents could discourage a merger or acquisition, or the USPS may object to a change of control of our common stock, which could inhibit your ability to receive an acquisition premium for your shares and adversely affect the market price of our common stock;
•Our stock price has been volatile, which may make us a target for securities class action litigation; and
•We may expand through acquisitions of, or investments in, other companies or technologies, which may result in dilution to our stockholders and consume resources that may be necessary to sustain our business.
Risks Related to General Economic and Market Conditions
•Global and regional economic political and other conditions could change, and political events, war, terrorism, public health issues and natural disasters could occur, unexpectedly and materially adversely affect our results of operations and financial condition.

Risks Related to COVID-19

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

The complete impact on our business from the ongoing COVID-19 pandemic (including, for purposes of these Risk Factors, the efforts of governments and individuals to mitigate the effects of such pandemic) is unknown at this time and difficult to predict. In addition, as described below under “We may not be able to sustain our recent revenue growth rate in the future, and, if the impact of the COVID-19 pandemic subsides and consumers revert to pre-pandemic shopping habits, our business could contract rapidly,” during 2020 we experienced revenue growth related to COVID-19 that is unlikely to be sustainable.

The COVID-19 pandemic has caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, various states and municipalities have from time to time enacted, and/or may enact, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close.

There is significant uncertainty around the breadth and duration of these closures and other business disruptions related to the COVID-19 pandemic, as well as its impact on the US and world economies and, in particular on the commercial habits and operations of our customers. While a reduction in consumer willingness to visit malls and shopping centers, and employee willingness to staff brick and mortar stores, could be advantageous to e-commerce, such advantages may be more than offset by a general reduction of consumer activity. The extent to which COVID-19 impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and transmissivity of COVID-19 (including any variants or mutations thereof) and the actions taken to contain it or mitigate its impact.

It is unclear how such restrictions, should they continue for an extended period, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

Although the impacts of the pandemic cannot be predicted at this time, some potential impacts from the pandemic could include:

•If there is a significant reduction or failure of small businesses in the US, that could result in an increase in our rate of customer loss and slower and/or more difficult customer acquisition;
•If shipper customers that we do retain have reduced sales, then we are likely to experience lower ARPU;
•Supply chain, governmental or other disruptions that adversely affect our operations and/or those of our customers;
•Increased risks of IT disruptions and/or cyber attacks as a result of our employees, customers or partners working remotely;
•Disruption of our operations as a result of the illness or social distancing of our employees or partners;
•Changes in the financial markets and/or our cash flows which adversely affect our stock price; and/or
•Increases in the cost or availability, or changes to the terms, of insurance.

While substantially all of our business operations can be performed remotely, many of our employees are balancing additional work-related and personal challenges, including preparing for a prolonged duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of school closures and remote-learning, making plans for childcare as children prepare to return to schools, and caring for themselves, family members or other dependents who are or may become ill. Similarly, many of our customers, vendors and other third parties with which we conduct business are also working from home, working at reduced staffing levels and dealing with other challenges, such as supply chain disruptions and revised budgets, that are forcing them to conduct business in different ways. The extent to which these parties suffer inefficiencies or other risks from these different arrangements, and the extent to which these risks may impact us, is impossible to predict. In addition, as long as the pandemic continues, our employees may be exposed to health risks. Our efforts to re-open our offices safely may expose our employees, customers and other third parties to health risks and us to associated liability, and doing so is likely to involve additional financial burdens, and we may experience disruptions to our business as employees return, or resist returning, to working from our offices. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present operational and workplace culture challenges that may adversely affect our business.

We may not be able to sustain our recent revenue growth rate in the future, and, if the impact of the COVID-19 pandemic subsides and consumers revert to pre-pandemic shopping habits, our business could contract rapidly.
We have experienced significant growth during 2020, with our paid customers and mailing and shipping revenue increasing by 25.7% and 33.9%, respectively, for the year ended December 31, 2020 compared to the prior year. Our recent growth has been significantly impacted by an increasing demand for our platform and products following the onset of the COVID-19 pandemic and resulting precautionary measures including stay-at-home and shelter-in-place policies. As the impact of COVID-19 lessens, there may be reduced demand for our platform, and our revenue growth rate may decline and even turn negative. If these new customers elect not to continue their subscription as the impact of COVID-19 lessens, our business, financial condition and results of operations would be harmed.

As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties. You should not rely on our recent revenue growth rate or the revenue growth rate of any prior quarterly or annual period as an indication of our future performance; moreover, we believe that the impact of the COVID-19 pandemic on our recent growth rate makes attempts to extrapolate future performance from past results particularly problematic. Further, in future periods, our revenue growth rate could slow, or our revenue could decline for a number of reasons, including any reduction in demand for our platform, increased competition, higher market penetration, a contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

The ongoing COVID-19 pandemic may adversely affect the businesses of our business partners, including carriers and integration partners, and customers, which, in turn could have an adverse effect on our results of operations, financial condition, liquidity, and cash flow.
Among other things, the COVID-19 pandemic may cause our carrier partners, who are critical business partners to us, to experience reduced or unmanageably increased volume, higher costs, tighter margins, or greater difficulty obtaining the equipment and labor necessary to operate their businesses. For example, the ongoing COVID-19 pandemic may result in: (i) shippers reducing their volumes; (ii) shippers increasing their volumes to levels which our carrier partners cannot handle without additional effort and expense or at all; (iii) carriers implementing more expensive protocols for package pick-up, handling and delivery, the costs of which they may not be able to pass on to their customers; and (iv) carriers’ personnel being unwilling to perform their jobs at their current rates, or at all, or insisting on health and safety measures that impair the profitability of the carriers’ operations. Similarly, the pandemic may cause our integration partners or customers to lose business, experience unmanageable spikes in demand or suffer disruptions and expenses in managing employee health and safety. If our business partners or customers feel any such impacts, then our volume, revenue and profitability may likewise be adversely affected.

The ongoing COVID-19 pandemic may exacerbate many of the other risks facing our company, which could in turn have a material adverse effect on us.
The ongoing COVID-19 pandemic interacts with the other risks facing our company including those that are described throughout the “Risk Factors” section this report. Developments related to the COVID-19 pandemic have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently.

Among other things, the ongoing COVID-19 pandemic and resulting action by governments, individuals and/or organizations, and the ensuing economic consequences, may exacerbate Risk Factors included in this Report, including as described below:

•Trade restrictions have been, and may be, imposed by governments in response to the ongoing COVID-19 pandemic and consumers are or may become reluctant, due to concerns over COVID-19, to order goods that will be shipped across international borders or from particular regions;
•The ongoing COVID-19 pandemic could lead to regional and/or global recessions and unrest and impair the creditworthiness and ability to pay of our customers;
•The ongoing COVID-19 pandemic may lead to employee attrition, whether due to the disease itself or an unwillingness to perform certain job functions for fear of contracting or spreading the disease, and “shelter-in-place” requirements may make it more difficult to recruit and review candidates for open positions;
•If the ongoing COVID-19 pandemic results in a significant reduction or failure of small businesses in the US, that could both increase our subscription cancellations and decrease our acquisition of new customers;
•Responding to the ongoing COVID-19 pandemic may consume large portions of the capacity of many of our existing and potential future business partners, making it more difficult or impossible to renew existing agreements and/or enter into new agreements with such partners;
•If the COVID-19 pandemic results in carriers whose services can be accessed through our technologies losing market share to carriers whose services cannot be so accessed, or can but less profitably for us, then our results of operations will be adversely affected;
•To the extent the ongoing COVID-19 pandemic interrupts the products and services we receive from our third party suppliers and outsourcing vendors and we are unable to find alternate suppliers, then we could experience disruptions in operations and/or higher costs;
•In the event our integration partners experience reduced activity and/or go out of business as a result of the ongoing COVID-19 pandemic, our agreements with them may generate less revenue to us and/or be terminated;
•To the extent the financial stability and creditworthiness of customers to whom we offer invoicing and extend credit terms is adversely affected by the ongoing COVID-19 pandemic, we may be unable to collect amounts due from such customers; and
•To the extent the ongoing COVID-19 pandemic disrupts global credit and capital markets, we may encounter more difficult market conditions should we seek to raise financing through the issuance of equity or debt (including, without limitation should we seek to refinance our Amended and Restated Credit Agreement maturing in June 2022), which could adversely affect our ability to withstand any cash-flow difficulties or to engage in strategic transactions that could be beneficial to us.

Risks Related to Our Industry
If we are unable to protect our information technology systems against service interruptions, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be harmed and we could be subject to legal and/or regulatory proceedings and liability.
    We depend on the efficient and uninterrupted operation of our computer and communications hardware systems to support numerous business processes and activities. In addition, we must provide a high level of security for the transactions we execute. We rely on internally developed and third party technology to provide secure transmission of postage and other valuable and/or confidential information. Any breach of these security measures would severely impact our business and reputation and would likely result in the loss of customers and revenues. Furthermore, if we fail to provide adequate security, the USPS could prohibit us from selling postage over the Internet and other existing and prospective partners could refuse to work with us.
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
We are subject to a multitude of privacy and cyber security laws, including the EU's GDPR, California's CCPA and those of other jurisdictions, which may affect our operations and expose us to potential liability.
    We control and process large amounts of personally identifiable information, including that of our customers, our partners and their respective customers. Our exposure to financial and reputational risks under the EU's General Data Protection Regulation (GDPR) has significantly increased as a result of our expanding European operations, in particular due to our Metapack acquisition. Even without any cyber event or data breach, we incur significant compliance costs.
    The EU has adopted a comprehensive overhaul of its data protection regime from the national legislative approach to a single European Economic Area Privacy Regulation, the GDPR, which became effective in 2018. The EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR applies across the EU without a need for local implementing legislation, local data protection authorities (DPAs) still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Our exposure to financial and reputational risks under the GDPR has significantly increased as a result of expanding our European operations, in particular due to our Metapack acquisition.
The GDPR generally prohibits the transfer of personal data of EU subjects outside of the EU, unless a lawful data transfer solution has been implemented or a data transfer derogation applies. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union (CJEU) ruled on the validity of two of the primary data transfer solutions. The first method, EU-US Privacy Shield operated by the US Department of Commerce, was declared invalid as a legal mechanism to transfer data from the EU to the US As a result, that mechanism may no longer be relied upon as a lawful means to transfer EU personal data to the US. For the time being, however, the Department of Commerce continues to operate the EU-US Privacy Shield, and if we fail to comply with the Privacy Shield requirements we risk investigation and sanction by US regulatory authorities, including the Federal Trade Commission. Such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties.
The second mechanism, Standard Contractual Clauses (SCCs), an alternative transfer measure for the transfer of personal data out of the EU, was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that organizations seeking to rely on the SCCs to export data out of the EU ensure the data is protected to a standard that is "essentially equivalent" to that in the EU including, where necessary, by taking "supplementary measures" to protect the data. It remains unclear what "supplementary measures" must be taken to allow the lawful transfer of personal data to the United States, and it is possible that EU data protection authorities may determine that there are no supplementary measures that can legitimize EU to US personal data transfers. For the time being, we rely on SCCs for transfer of European Economic Area (EEA) and UK personal data to the US and explore what “supplementary measures” can be implemented to protect such personal data that is transferred to us in the US
In the event that use of the SCCs is subsequently invalidated as a solution for data transfers to the US or there are additional changes to the data protection regime in the EU resulting in any inability to transfer personal data from the EU to the US in compliance with data protection laws, European partners and customers may be more inclined to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EU-based companies or other competitors that do not need to transfer personal data to the US in order to avoid the above-identified risks and legal issues. Such changes could cause us to incur penalties under GDPR and could increase the cost and complexity of operating our business.
We may also need to restructure our data transfer practices as a result of Brexit. Since the end of 2020, EU law no longer applies to the UK. This means that data may not be able to flow freely between the EEA and the UK and our UK subsidiaries may have to enter into the SCCs, and implement “supplementary measures” in order to ensure the continuing flow of data to and from the UK.
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

Our business is subject to regulation by other federal, state and foreign government agencies and our failure to comply, or allegations thereof, could restrict our ability to generate revenue, require us to pay fines and/or disgorge certain profits, or otherwise have an adverse effect on our financial condition and results of operations.

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

In the second quarter of 2020, the USPS revoked our permission to offer customized postage products, effective June 16, 2020. As a result, we discontinued selling customized postage products, including our PhotoStamps product, and have not earned any customized postage revenue since the second quarter of 2020. Such revenues accounted for 2.6% of our total revenues in 2019 and 3.3% in the first six months of 2020. This decision by the USPS followed the filing of a lawsuit against the USPS by a third party alleging 1st Amendment religious expression harm as a result of the USPS published regulations regarding customized postage. The USPS thereafter decided to end the customized postage program. Actions by the USPS like this, or other similar actions which may be harmful to our business interests and services, are beyond our ability to control.

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
    The USPS has reached its congressionally mandated debt limit and faces ongoing fiscal liquidity issues. The USPS currently has four vacancies on its Board of Governors. It has embarked on cost cutting initiatives and has asked Congress to enact various Postal Reform measures. Newly appointed Governors, including the two that were appointed in 2018, the three that were appointed in 2019 and the one appointed in 2020, could change the focus of cost cutting initiatives. Among the measures discussed are cutbacks in delivery schedules and locations, mail processing capability, and retail post office hours and locations. Any such changes actually approved and implemented, or the perception that such changes are forthcoming, may adversely affect the attractiveness of the USPS products and services we are able to offer our customers and could therefore seriously harm the competitiveness of our business. Additionally, absent Congressional action, any USPS fiscal crisis could interrupt basic USPS operations, as well as payments to USPS suppliers such as us, each of which could also seriously harm our business.
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
Our business is subject to extensive, complex, overlapping and frequently changing rules, regulations and legal interpretations, and our results of operations, financial condition and reputation may be adversely affected by the demands of compliance and/or by our liability for any failure to comply.
    Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate and where our customers reside, including, but not limited to, those governing privacy, data protection and consumer protection. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations. Any failure or perceived failure to comply with existing or new laws and regulations (including changes to or expansion of the interpretation of those laws and regulations), including without limitation those discussed in this risk factor or in other risk factors, may:
•subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions;
•result in additional compliance and licensure requirements;
•increase regulatory scrutiny of our business;
•restrict our operations; and

•force us to change our business practices, make product or operational changes or delay planned product launches or improvements.
    The complexity of US federal, state and international regulatory and enforcement regimes, among other things, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions.
    We are subject to a number of laws, rules and directives (which we refer to as “privacy laws”) relating to the collection, use, retention, security, processing and transfer (which we refer to as “process”) of personally identifiable information about our customers and employees (which we refer to as “personal data”) in the jurisdictions where we have operations and where our users reside. Much of the personal data that we process is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. See “- We are subject to a multitude of privacy and cyber security laws, including the EU’s GDPR, California’s CCPA and those of other jurisdictions, which may affect our operations and expose us to potential liability,” above.
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
Our operating results could be adversely affected by consolidation and/or vertical integration by our competitors, carriers, partners and potential customers.
    The consolidation or vertical integration of our competitors, carriers, partners or customers may result in the loss of contracts or impact demand or competition for our products and services. Any changes that affect our customers’ shipping and mailing technology purchasing practices may have a material adverse impact on our business, results of operations and financial condition. Many of these entities are significantly larger than we are (or through consolidation may suddenly grow much larger), have greater financial and other resources and also have the ability to purchase products and services from our competitors and/or to develop their own competitive offerings. As a result of their size and position in the marketplace, some of our partners and customers have significant leverage and could cause us to materially reduce margins on our products and services, which could have a material adverse effect on our revenue and profitability.

Risks Related to Our Business
Carriers whose services we offer to our customers, could fail to compete successfully with existing or future competitors, resulting in reduced demand for our products and services.
    The carriers whose services we offer to our customers, including the USPS, are critical business partners to us. However, we do not control and cannot predict the business decisions of our critical business partners, or their current or future competitors. One or more such carriers may suffer a sudden or gradual erosion of their competitiveness in the shipping and mailing market. Such loss of competitiveness may result from their own actions or inactions in their perceived self-interest, actions or inactions by third-parties, political pressure or governmental incentives, or for other reasons entirely. Furthermore, other competitors may successfully win business from the carriers whose services we offer to our customers. If the carriers whose services we offer fail to compete successfully with carriers whose services we do not offer (or whose services we do offer, but on terms less favorable to us), then we would suffer reduced demand for (or profitability from) our products and services, and our results of operations, financial condition and prospects would be adversely affected.

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
    We face competitive pressures from new technologies or the expansion of existing technologies approved for use by the USPS and other carriers. We may also face competition from a number of indirect competitors that specialize in electronic commerce and other companies with substantial customer bases in the computer and other technical fields. Additionally, companies that control access to transactions through a network or web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, changes in postal regulations could adversely affect our service and significantly impact our competitive position. For example, in 2018, Amazon launched a delivery service that is designed to compete directly with carriers such as the USPS, UPS, FedEx and others. By leveraging a large customer base and substantial resources, Amazon and/or other companies (including, among others, well-resourced e-commerce platforms that have thrived during the COVID-19 pandemic and may compete with us as they seek greater vertical integration) may be able to win substantial market share at the expense of other carriers and the technology and service providers that support them, including the Company and its subsidiaries. We may be unable to compete successfully against current and future competitors, and the competitive pressures we face could seriously harm our business.
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
    The evolving nature of the Internet or the markets in which we operate could render our existing technology and systems obsolete. Our success will depend, in part, on our abilities:
•to develop, license or acquire leading technologies useful in our business;
•to enhance our existing services;
•to develop new services or features and technology that address the increasingly sophisticated and varied needs of our current and prospective users; and

•to respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.
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
Carriers could modify, discontinue or terminate agreements and other financial compensation arrangements, which could have an adverse effect on our revenue and operating results.
    Carriers could decide to amend, renegotiate, discontinue or terminate one or more financial compensation arrangements from which we benefit that exist now or in the future. For example, if the USPS decides to amend, renegotiate, discontinue or terminate any of our agreements or our integration partners’ agreements under which we are compensated directly or indirectly by the USPS or integration partners for shipping customers who print certain classes of postage, or our credit card cost sharing agreements which govern the allocation of credit card fees paid by the USPS and us, then our revenue and operating results would suffer. In the history of our relationship with the USPS, we have had many of these important agreements renewed only on short-term extensions and without assurances of any long-term commitments by the USPS. More recently, certain important financial compensation arrangements with the USPS were neither renewed nor extended at the end of their terms (see "- The discontinuation of certain compensation arrangements with the USPS will have an adverse effect on our revenues and operating results, unless we are successful in replacing the lost revenue and profit with similar compensation from the USPS or other potential partners, of which there is no assurance," above). We expect continued uncertainty as to these compensation arrangements going forward, and, whether or not ultimately renewed, there could be prolonged periods where we operate without such agreements, which would have an adverse impact on our operating results. Similarly, the financial compensation arrangements we have or may enter into with other carriers may be amended, renegotiated, discontinued or terminated. If any of these financial compensation arrangements are not renewed, or if renegotiation leads to renewal on materially less favorable terms, then our revenue and operating results will be adversely affected.
Carriers or our integration partners could cause discounts our customers receive to be diminished or terminated, which would have an adverse effect on our results of operations, reputation and competitiveness.
    Carriers, including the USPS, could decide to amend or terminate the discounts our customers and integration partners receive. Customers using our services receive discounted postage rates, either from Stamps.com or from integration partners that provide discounted rates, compared to USPS retail rates on certain mail pieces such as First Class letters and packages, domestic and international Priority Mail and Priority Mail Express packages, and other discounts available to high-volume shipping customers. We also earn compensation by offering customers a discounted postage rate that is provided to the customers by our integration partners. If the USPS decides to withdraw certain discounts or even remove the discounts entirely, our revenue and operating results will suffer. If the Postal Regulatory Commission decides the discounts are unlawful and require the USPS to cancel or change them, then our revenue and operating results would suffer. These discounts are subject to terms and conditions of agreements between third parties and the USPS, and there can be no assurance that our integration partners will continue to have access to such discounts or that they will continue to make them available to our customers on favorable terms or at all. Similarly, other carriers may amend or terminate the discounts our customers and/or integration partners receive now or in the future. Any disruption to our ability to provide discounts to our customers could have a material adverse effect on our results of operations, reputation and competitiveness.
Strategic business and integration partners, including e-commerce technology platforms and carriers, could modify or terminate commercial agreements, strategic alliances, compensation arrangements and other relationships, including with third parties, which could materially adversely affect our results of operations and prospects.
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
    We rely on e-commerce technology platforms, such as marketplaces, app stores, electronic shopping carts, payment solutions, and web store platforms, among others, to reach certain customers and promote the sale of our products and services. If popular e-commerce technology platforms adopt restrictive policies or take any other actions that would restrict or prohibit our ability to integrate with those platforms to sell our products and services, or increase our cost of sales or the price to consumers of our products and services, then it will make our products and services less useful to our customers and potential customers, and as a result, our business and operating results will suffer. While we rely on such third parties to introduce customers and generate sales through e-commerce channels, we do not necessarily have long-term contracts with such third parties, and it is possible that such third parties may decide not to contract with us in the future on reasonable terms or at all, or to terminate their existing contracts with us. Further, such third parties may offer products and services that compete with ours. If any such events occur, we may suffer decreasing paid customers and revenue from operations.
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
    Our continuing profitability depends on our ability to successfully implement our strategy of increasing the adoption of our services and products. Factors that might cause our revenues, margins and operating results to fluctuate include the factors described below in this section as well as:
•the costs of our marketing programs to establish and promote our brands;
•the demand for our services and products;
•our ability to develop and maintain strategic distribution relationships; the number, timing and significance of new products or services introduced by us and by our competitors;
•our ability to develop, market and introduce new and enhanced products and services on a timely basis;
•the level of service and price competition;
•our operating expenses;
•USPS regulation and policies relating to PC Postage;
•the modification or termination of financial compensation arrangements with the USPS, strategic business partners and other carriers; and
•general economic factors.
If we fail to meet and anticipate the demands of our current and prospective customers or to further develop and upgrade our services and products, our business will be substantially harmed and could fail.
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
Our business could suffer if we are unsuccessful in making, integrating, and maintaining commercial agreements, strategic alliances, and other business relationships or in expanding into new products, services, technologies and geographic regions.
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
    Our present and future e-commerce services agreements, other commercial agreements, and strategic alliances create additional risks such as:
•disruption of our ongoing business, including loss of management focus on existing businesses;
•impairment of other relationships;
•variability in revenue and income from entering into, amending, or terminating such agreements or relationships; and
•difficulty integrating under the commercial agreements.
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
    We have acquired a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:
•disruption of our ongoing business, including loss of management focus on existing businesses;
•problems retaining key personnel;

•additional operating losses and expenses of the businesses we acquired or in which we invested;
•the potential impairment of tangible and intangible assets and goodwill, including as a result of acquisitions;
•the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;
•the potential impairment of our existing business relationships resulting from our existing business partners' perception that a newly acquired business or investment may compete with or otherwise harm them;
•the difficulty of completing such transactions and achieving anticipated benefits within expected timeframes, or at all;
•the difficulty of incorporating acquired operations, technology, and rights into our offerings, and unanticipated expenses related to such integration;
•the difficulty of integrating a new company’s accounting, financial reporting, management, information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;
•for investments in which an investee’s financial performance is incorporated into our financial results, either in full or in part, the dependence on the investee’s accounting, financial reporting, and similar systems, controls, and processes;
•the difficulty of implementing at companies we acquire the controls, procedures, and policies appropriate for a larger public company;
•the risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face;
•potential unknown liabilities associated with a company we acquire or in which we invest; and
•for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries.
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
    We have significantly expanded our global operations with our Metapack acquisition, including increasing our product and service offerings and scaling our infrastructure to support our services' businesses. This expansion, as well as any further or other expansion, increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
Our European operations, including those of our Metapack business, could be adversely impacted by Brexit.
    In June 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." On March 29, 2017, the UK notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The UK exited the European Union on January 31, 2020. The UK’s membership of the EU single market ended on December 31, 2020. On December 24, 2020, the UK and the EU announced that they had struck a new bilateral trade and cooperation deal governing the future relationship between the UK and the EU (the “EU-UK Trade and Cooperation Agreement”) which was formally approved by the 27 member states of the EU on December 29, 2020. The EU-UK Trade and Cooperation Agreement was formally approved by the UK parliament on December 30, 2020 and, as of the date of this Report, has not been ratified by the EU parliament.

    Brexit has caused, and the EU-UK Trade and Cooperation Agreement may continue to result in, significant volatility in global stock market and currency exchange rate fluctuations of the US dollar relative to other foreign currencies in which we conduct business. Ongoing changes in the EU's regulatory framework applicable to our business, including changes related to Brexit and any other changes in the composition of the EU's member states, may add further complexity to our global risks and operations.
    Given the significant UK presence we have after acquiring Metapack, we could be adversely impacted by Brexit, any failure of the Trade and Cooperation Agreement to be ratified and/or the Trade and Cooperation Agreement itself. In particular, any outcome that negatively impacts the ability of UK based businesses to deliver services to EU member states, or that increases the costs of such service delivery, would likely have an adverse impact on our business. For example, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our sales, operations and financial results. Further, our operations in the UK may be adversely affected by extreme fluctuations in UK exchange rates. Moreover, the imposition of any import restrictions and duties levied on our UK services as imported for EU customers may make our service more expensive for such customers and less competitive from pricing and speed and/or reliability of delivery and perspectives. Similarly, import restrictions and duties levied on the products shipped by our UK customers to the EU may make such products less competitive and result in lower shipping volume and reduced use of our shipping solutions.
    Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the UK, the EU member states and other nations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows.
Geopolitical uncertainty, and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could reduce cross-border trade or otherwise adversely affect our business and results of operations.
    We are seeking to grow our revenue generated from customers located outside the US and, after acquiring Metapack, a significant portion of our assets, including employees, are located outside the US Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, include:
•political instability, and the possibility of deteriorating relationships involving countries in which we operate;
•the imposition of new or modified international trade restrictions, tariffs, import and excise duties or other taxes;
•import and export requirements, including restrictions on sales to certain end customers;
•restrictions on foreign ownership and investments, including potential intervention by the Committee on Foreign Investment in the United States (CFIUS) or by other applicable administrative review boards to block strategic transactions that might otherwise be in shareholders’ interests;
•restrictions on repatriation of cash earned in foreign countries;
•changes in local political, economic, social and labor conditions;
•a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights and liability issues; and
•inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act.
    The US federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Any changes to the international trading system, or the emergence or escalation of an international trade dispute, could significantly impact our business and have a negative impact on our revenues. In addition, the US and other countries in which we operate impose import and excise duties, tariffs and other taxes on our products in varying amounts. Any significant increases in import and excise duties or other taxes on our products could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.
    We engage in cross-border trade (i.e., transactions where the merchant and consumer are in different countries) in the ordinary course of our business. Cross-border trade is subject to, and may be impacted by, foreign exchange rate fluctuations. In addition, the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the consumer) are often extremely complicated in the context of cross-border trade. Changes to or the interpretation and/or application of laws applicable to cross-border trade could impose additional requirements (which may impose conflicting obligations) and restrictions on cross-border trade and increase the costs associated with cross-border trade. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.
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
    Sales generated from our customers’ internationally focused businesses are exposed to foreign exchange rate fluctuations. A strengthening of the currency in which we price our products and services (currently US Dollars) relative to the currencies in other countries where we do business impacts our ability to compete internationally as the cost of similar international products and services priced in other currencies improve relative to the cost of our US Dollar-denominated products and services. Such an exchange rate driven increase in our prices would likely result in a decrease in international volumes, which would adversely affect our revenue and profitability. Alternatively, if we price our international products and services sales in local currencies, a relative strengthening of the US Dollar would result in lower reported revenues from such international sales.
We have foreign exchange risk.
    The results of operations of, and certain of our intercompany balances associated with, our international websites and product and service offerings are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities in foreign currencies including British Pounds and Euros. If the US Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.
If we do not successfully attract and retain skilled personnel for permanent management and other key personnel positions, we may not be able to effectively implement our business plan.
    Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including software developers and other technology specialists who are in particularly high demand in the markets where we are located. Any of these individuals can terminate his or her employment with us at any time. If we lose key employees and are unable to replace them with qualified individuals, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. We may be unable to successfully attract, assimilate or retain qualified personnel. Further, we may be unable to retain the employees we currently employ or attract additional qualified personnel to replace those key employees that may depart. The failure to attract and retain the necessary personnel could seriously harm our business, financial condition and results of operations.

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
    Litigation is uncertain, and the outcome of individual cases is often not predictable with any degree of certainty. We establish loss provisions only for matters in which losses are probable and can be reasonably estimated. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such proceedings, we disclose the estimate of the amount of loss or possible range of loss, or disclose that an estimate of loss cannot be made, as applicable. We are currently a defendant in several cases including securities class action and shareholder derivative litigation for which we have not reserved any loss provision, since neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined. Any award or settlement in such cases in excess of applicable insurance coverage would have an adverse effect on our financial condition. Future litigation could involve potential compensatory or punitive damage claims, or sanctions, that, if awarded could require us to pay damages or make other expenditures in amounts that could exceed any loss provisions we may have established, any available insurance that we have for such claims, or otherwise could have a material adverse effect on our financial position or results of operations. Future litigation could also involve injunctive relief, where a court could prohibit, or materially restrict, our ability to compete in certain businesses or opportunities, any of which could have a material adverse effect on our business operations or financial results. For information concerning material litigation in which we are involved, please see the “Legal Proceedings” section in the Notes to Consolidated Financial Statements contained elsewhere in this Report.

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
    Our ability to effectively charge our customers through credit cards and debit cards is subject to many variables, including our own billing technology and practices, the practices and rules of payment processing companies, and the practices and rules of issuing financial institutions. Although certain pass-through charges, such as for USPS postage, do not appear as revenue in our financial statements, any payment processing fees associated with those charges can be very large in relation to the profitability of the associated transactions to us, if any. If we do not effectively charge and bill our customers in future periods through credit cards and debit cards, it would adversely affect our results of operations.
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
If we are unable to generate sufficient cash to service our debt and fund our other capital requirements, our liquidity and financial condition would be adversely affected.
    Our level of indebtedness could have significant effects on our business. For example, our current liabilities and any indebtedness we may incur in the future, including under our Amended and Restated Credit Agreement could:
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends;
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•restrict us from exploiting business opportunities;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•make it more likely that we experience an event of default or other event that could result in the acceleration of our obligations to repay our indebtedness;
•place us at a competitive disadvantage compared to our competitors that have less indebtedness;
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes; and
•adversely affect our financial results as the interest rate on our current debt is subject to changes in the London Interbank Offered Rate (LIBOR) or any applicable successor benchmark rate and changes in certain financial measures, and the interest rate on any indebtedness we may incur in the future may be subject to similar interest rate changes and thus could increase in future periods. The LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform, which may cause LIBOR to disappear entirely after 2021 or to perform differently than in the past, and while we expect that reasonable alternatives to LIBOR will be implemented prior to the 2021 target date, we cannot predict the consequences and timing of these developments, and they could include an increase in our interest expense and/or a reduction in our interest income.
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
Our Amended and Restated Credit Agreement imposes certain limitations on our ability to make dividend payments and to engage in further borrowing, which could hamper our control over liquidity.
    Our Amended and Restated Credit Agreement, dated as of June 29, 2020 (the “Credit Agreement”), imposes certain requirements in order for us to make dividend payments to our shareholders. Please see the “Liquidity and Capital Resources” section of the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this Report for additional information. Adverse changes in our financial condition and results of operations could result in the Credit Agreement prohibiting us from paying any dividends or incurring additional debt in the future.
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
We could be subject to changes in our tax rates, the adoption of new US or international tax legislation or exposure to additional state or international tax liabilities which may adversely impact our financial results.
    We are subject to examination of our income tax returns by the US Internal Revenue Service and other domestic and foreign tax authorities. In addition, the application of other indirect taxes (such as sales and use tax, value added tax, goods and services tax, business tax and gross receipt tax) to a business such as Stamps.com is a complex and evolving issue, and states are increasingly seeking to assess sales tax on subscription fees. State or local authorities may attempt to collect taxes on our income based on this evolving area. The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
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
A number of factors may increase our effective tax rates, which could reduce our net income, including:
•changes in jurisdictions in which our profits are determined to be earned and taxed;
•the resolution of issues arising from tax audits;
•a lack of, or decrease in, exercises of employee stock options;
•changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;
•adjustments to income taxes upon finalization of tax returns;
•increases in expenses not deductible for tax purposes, including impairments of goodwill;
•changes in available tax credits;
•changes in our ability to secure new or renew existing tax holidays and incentives;
•changes in US federal, state, or foreign tax laws or their interpretation; and
•changes in accounting standards.
Risks Related to Our Common Stock
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
    Several provisions of the Delaware General Corporation Law, our certificate of incorporation, and our bylaws could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our common stock could be reduced as a result. These provisions include:
•authorizing our board of directors to issue “blank check” preferred stock without stockholder approval;
•providing for a classified board of directors with staggered, three-year terms;
•prohibiting us from engaging in a “business combination” with an “interested stockholder” (as such terms are defined in Section 203 of the Delaware General Corporation Law) for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain provisions are met;
•prohibiting cumulative voting in the election of directors;
•requiring a two-thirds vote of our outstanding shares to amend our bylaws;
•affording the ability to call special meetings of stockholders exclusively to our board of directors; and
•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
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
    The price at which our common stock has traded has fluctuated significantly. The price may continue to be volatile due to a number of factors, including the following, some of which are beyond our control:
•variations in our operating results;
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•sales by stockholders holding larger blocks of our stock;
•announcements of developments affecting our business, systems or expansion plans by us or others; and
•market volatility in general.
    As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price.
    We have been, and in the future could be, subject to securities class action litigation following periods of volatility in our stock price. For example, on February 28, 2019 and March 13, 2019, we and certain of our officers were sued in putative class action lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements, and from May 2019 through October 2019 several purported shareholder derivative lawsuits were filed alleging breaches of fiduciary duties by our officers and/or directors and violations of the Securities Exchange Act of 1934, among other things. See Item 3 "Legal Proceedings," below. We may be the target of additional litigation of these types in the future as well. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business.
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

    As part of our business efforts to acquire complementary services, technologies or businesses, we may:
•issue additional equity securities that would dilute our stockholders;
•use cash that we may need in the future to operate our business; and
•incur additional debt or refinance existing debt that could have terms unfavorable to us or that we might be unable to repay.
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
Risks Related to General Economic and Market Conditions
We could be subject to economic, political, regulatory and other risks arising from our international operations.
    Operating in international markets requires significant resources and management attention and may subject us to regulatory, economic and political risks that may be different from or incremental to those in the US To the extent of our international operations, additional risks that could adversely affect our business, include:
•difficulties and costs associated with staffing and managing foreign operations;
•management distraction;
•political or social unrest and economic instability;
•compliance with US laws such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•regulatory requirements or government action against our services, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our services in the applicable jurisdiction;
•less favorable foreign intellectual property laws;
•adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;
•fluctuations in currency exchange rates, against which we do not use foreign exchange contracts or derivatives to hedge, and which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;
•profit repatriation and other restrictions on the transfer of funds;
•differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;
•new and different sources of competition;

•low usage and/or penetration of internet-connected consumer electronic devices;
•different and more stringent user protection, data protection, privacy and other laws, including data localization requirements;
•availability of reliable broadband connectivity and wide area networks in targeted areas for expansion; and
•integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control.
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
Stamps.com segment properties
    Our corporate headquarters are located in El Segundo, California, US where we own a 99,600 square foot facility. We also lease over 160,000 square feet of commercial office space in Austin, Texas, US and additional office space in the following US states: California; Georgia; and Missouri.
Metapack segment properties
    We lease office space in London, England and Zielona Góra, Poland.

ITEM 3.    LEGAL PROCEEDINGS.
We are subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations, or cash flows.

On February 28, 2019 and March 13, 2019, two putative class action complaints were filed against us in the United States District Court for the Central District of California, Western Division. One of the two putative class actions was dismissed without prejudice, and in the other case, styled as Karinski v. Stamps.com, Inc. et al, Case 2:19-cv-01828 (the “Securities Class Action”), the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. Lead plaintiff filed a consolidated complaint in August 2019, purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and May 8, 2019, alleging violations of the Securities Exchange Act of 1934 based on public disclosures that were purportedly rendered misleading based on certain uses of reseller rates. We filed a motion to dismiss in October 2019, and our motion to dismiss was granted in part and denied in part in January 2020. The Court granted plaintiff's motion for class certification on November 9, 2020, and we have requested that the Court of Appeals permit an appeal from that order. The parties are currently engaged in fact discovery with trial scheduled for March 2022. We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On May 16, 2019 and May 21, 2019, two purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Western Division, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seeking unspecified damages, attorneys' fees and costs. The two cases were consolidated as In re Stamps.com Stockholder Derivative Litigation, Case 2:19-cv-04272, co-lead plaintiffs and co-lead counsel were appointed, and the case was subsequently transferred to the United States District Court for the District of Delaware. On February 3, 2021, the case was consolidated with Harvey v. Kenneth T. McBride, et al (described below). We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

On October 3, 2019, a purported shareholder derivative suit was filed against us in a case titled Harvey v. Kenneth T. McBride, et al, Case No. 1:19-cv-01861-CFC, in the United States District Court for the District of Delaware, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, waste of corporate assets, and violations of the Securities Exchange Act of 1934. The Court had entered a stipulation to stay the derivative case pending the outcome of the derivative lawsuit pending in the Delaware Court of Chancery. On February 3, 2021, the Court lifted the stay and consolidated the case with In re Stamps.com Stockholder Derivative Litigation (described above), and vacated a prior order appointing lead counsel. The cases are consolidated as In re Stamps.com Stockholder Derivative Litigation, Case No. 1:19-cv-01861-CFC. We believe that the case is without merit and intend to defend this case vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market For our Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “STMP”. As of January 31, 2021, there were approximately 272 stockholders of record of our common stock. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
    The following line graph compares the cumulative total return to stockholders of our common stock from December 31, 2015 to December 31, 2020 to the cumulative total return over such period of (i) NASDAQ Market Index and (ii) NASDAQ Internet Index, an equal-dollar-weighted index composed of leading companies involved in Internet commerce, service and software. The graph assumes that $100 was invested on December 31, 2015 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.
    The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from this data, as past results are not necessarily indicative of future performance.

	Base December 31,	Year Ended December 31,
Company/Index	2015	2016	2017	2018	2019	2020
Stamps.com Inc.	$100.00	$104.60	$171.52	$141.99	$76.20	$178.99
NASDAQ Market Index	$100.00	$107.50	$137.86	$132.51	$179.19	$257.38
NASDAQ Internet Index	$100.00	$103.50	$145.33	$138.56	$179.26	$290.55
Dividend Policy
    We did not pay any dividends during 2020 or 2019.
    Future declaration and payment of dividends will be in the discretion of our board of directors and will be dependent upon our future earnings, financial condition and capital requirements. Our Amended and Restated Credit Agreement also imposes certain requirements in order for us to make dividend payments.
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
    The following table provides information as of December 31, 2020 with respect to shares of our common stock that may be issued under our existing stock incentive plans:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under the equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	2,649,000	$88.16	304,000
Equity compensation plans not approved by security holders: Stock Options (1)	256,000	$229.07	0
Total	2,905,000		304,000
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
Recent Sales of Unregistered Securities
    We did not have any unregistered sales of common stock during 2020.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000’s)
October 1, 2020 – October 31, 2020	27,670	$258.00	27,670	$21,178
November 1, 2020 – November 30, 2020	33,404	$194.29	33,404	$14,687
December 1, 2020– December 31, 2020	35,240	$202.63	35,240	$7,547

On August 3, 2020, our Board of Directors approved termination of the previous plan ahead of schedule and approved a new share repurchase program that took effect on August 11, 2020, following such termination. The new plan authorized us to purchase up to $40 million of stock over approximately six months following its effective date. On February 11, 2021, our Board of Directors approved a new share repurchase plan, which became effective February 22, 2021, that authorized the Company to repurchase up to $60 million of stock over approximately six months following its effective date.
We will consider repurchasing stock in the future by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market, as well as restrictions under our Amended and Restated Credit Agreement. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We have no commitment to make any repurchases.
From time to time we withhold shares of our stock to satisfy income tax obligations related to performance-based or restricted equity awards. See Note 2 - "Summary of Significant Accounting Policies-Treasury Stock" in our Notes to Consolidated Financial Statements included elsewhere in this filing.

ITEM 6. SELECTED FINANCIAL DATA.
    Part II, Item 6 is no longer required as we have adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results including those set forth in Item 1A. “Risk Factors” of this Report. We call your attention to the discussion of forward-looking statements on page 1 of Part I of this Report, which is incorporated into, and is intended to accompany, this Item 7.
Overview
Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States (US) and Europe. Our portfolio of solutions is marketed under the brand names Stamps.com®, Endicia®, Metapack®, ShippingEasy®, ShipEngine®, ShipStation®, and ShipWorks®. Our software solutions allow customers to print mailing and shipping labels for multiple carriers around the world through downloadable software, web-based user interfaces (UIs) and application programming interfaces (APIs). Our solutions provide our customers with access to discounted carrier rates for select carriers, including the United States Postal Service (USPS) and United Parcel Service (UPS). Our solutions also offer customers improved operational efficiency and financial savings. Our customers primarily include small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers and high volume shippers including warehouses, fulfillment houses and omni-channel retailers.
Mailing and Shipping Business References
When we refer to our "mailing and shipping business," we are referring to our mailing and shipping products and services for both our Stamps.com and Metapack segments, including our USPS and multi-carrier mailing and shipping technology solutions, consolidation services, mailing and shipping integrations, mailing and shipping supplies stores, and branded insurance offerings. We do not include our customized postage business when we refer to our "mailing and shipping business." When we refer to our "mailing and shipping revenue," we are referring to our service, product, and insurance revenue generated by our mailing and shipping business. We do not include our customized postage revenue generated by our customized postage business in our "mailing and shipping revenue."
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
We experienced a net financial benefit in 2020 resulting from continued increased shipping volume compared to prior years which we believe is related to shelter in place orders. We cannot predict how long these circumstances will continue, and it should not be assumed that they will yield any net financial benefit to us beyond 2020. Further, it is not possible to determine the duration and scope of the pandemic, including any recurrence, the actions taken in response to the pandemic, the scale and rate of economic change from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. See "Risk Factors -- Risks Related to COVID-19” in Item 1A of this Report for a discussion of some of the risks posed by the COVID-19 pandemic, and uncertainties we, our customers, business partners, and the national and global economies face as a result.

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
Please see Note 3 – “Acquisitions” in our Notes to Consolidated Financial Statements for further description.
Results of Operations
Total revenue increased 33% to $758.0 million in 2020 from $571.9 million in 2019. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $746.1 million in 2020, an increase of 34% from $557.1 million in 2019. Customized postage revenue decreased 19% to $11.9 million in 2020 from $14.7 million in 2019.
Years Ended December 31, 2020 and 2019
Revenue by Segment
The following table sets forth the revenue by segment for 2020 and 2019 and the resulting percentage change (revenue in thousands):

	Year Ended December 31,
	2020	2019	% Change
Segment revenues
Stamps.com	$695,929	$519,088	34.1%
Metapack	62,051	52,762	17.6%
Total revenues	$757,980	$571,850	32.5%

The majority of the 33% increase in total revenue is due to a 34% increase in total revenue from the Stamps.com operating segment as discussed below.

Consolidated Revenue
The following table sets forth the breakdown of revenue for 2020 and 2019 and the resulting percent change (revenue in thousands):

	2020	2019	% Change
Revenues
Service	$705,544	$523,528	34.8%
Product	24,277	20,494	18.5%
Insurance	16,268	13,102	24.2%
Mailing and shipping revenue	746,089	557,124	33.9%
Customized postage	11,891	14,726	(19.3)%
Total revenues	$757,980	$571,850	32.5%
We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average revenue per paid customer (ARPU) as mailing and shipping revenue divided by paid customers. We believe ARPU provides insight into the degree of customer usage of our products and services and our monetization thereof.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Average
2020	777	956	987	1016	934
2019	736	742	743	750	743
The following table sets forth the change in paid customers and ARPU for our mailing and shipping business (in thousands except ARPU and percentage):

	2020	2019	% Change
Paid customers for the year	934	743	25.7%
ARPU	$799	$750	6.5%
Mailing and shipping revenue	$746,089	$557,124	33.9%
The number of paid customers increased by 25.7% in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of our customer acquisition efforts which we believe were positively impacted by shelter in place orders.
Our ARPU increased by 6.5% in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily attributable to the growth in our shipping business where we have the ability to better monetize shipping volume as compared to monthly flat rate subscription fees, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders.

Revenue by Product
The following table shows our components of revenues and their respective percentages of total revenue for the periods indicated (in thousands except percentage):

	2020	2019
Revenues
Service	$705,544	$523,528
Product	24,277	20,494
Insurance	16,268	13,102
Customized postage	11,891	14,726
Total revenues	$757,980	$571,850
Revenue as a percentage of total revenues
Service	93.1%	91.5%
Product	3.2%	3.6%
Insurance	2.1%	2.3%
Customized postage	1.6%	2.6%
Total revenue	100.0%	100.0%
Our revenue is derived primarily from five sources: (1) service and transaction related revenues from our mailing services, our multi-carrier shipping services, and our mailing and shipping integrations; (2) product revenue from the direct sale of consumables and supplies through our supplies stores; (3) package insurance revenue from our branded insurance offerings; (4) customized postage revenue from the sale of customized postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers. Other revenue was not material to our consolidated financial statements in the years ended December 31, 2020 and December 31, 2019.

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
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in 2020 or 2019.
Customers may purchase delivery services from carriers through our mailing and shipping solutions.  When funds are transferred directly from customers to the carrier, these funds are not recognized as revenue. We also provide mailing and shipping services for which the cost of postage or delivery is included in the cost of the service and, therefore, is recognized as service revenue.
Service revenue increased 35% to $705.5 million in 2020 from $523.5 million in 2019. The increase in service revenue was driven by a 7.2% increase in our average service revenue per paid customer (Service Revenue ARPU) and a 25.7% increase in our annual average paid customers.
The increase in our Service Revenue ARPU in 2020 was primarily attributable to the growth in our shipping business where we have the ability to better monetize shipping volume as compared to monthly flat rate subscription fees, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders.

Product revenue increased 18% to $24.3 million in 2020 from $20.5 million in 2019. Product revenue is primarily driven by label sales, such as NetStamps, which are used for mailing. The increase in product revenue was not material to the consolidated financial statements.
Insurance revenue increased 24% to $16.3 million in 2020 from $13.1 million in 2019. The increase in insurance revenue was not material to the consolidated financial statements.
Customized postage revenue decreased 19% to $11.9 million in 2020 from $14.7 million in 2019. The decrease in customized postage revenue was primarily attributable to the elimination of the program by the United States Postage Service effective June 16, 2020, partially offset by a particular television marketing campaign for which we committed to donate the associated profits to charity, which occurred prior to the program's elimination.

Cost of Revenue
The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	2020	2019
Cost of revenues
Service	$161,031	$137,716
Product	7,785	6,349
Customized postage	10,000	11,151
Total cost of revenues	$178,816	$155,216
Cost as percentage of associated revenue
Service	22.8%	26.3%
Product	32.1%	31.0%
Customized postage	84.1%	75.7%
Total cost as a percentage of total revenues	23.6%	27.1%
Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, vendor costs and expenses, and customer misprints that do not qualify for reimbursement from the USPS . Cost of product revenue principally consists of the cost of products sold through our supplies stores and the related costs of shipping and handling. Cost of customized postage revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs.
Cost of service revenue increased 17% to $161.0 million in 2020 from $137.7 million in 2019. The increase was primarily attributable to higher system operating and customer service costs to support our growing business.
Cost of service revenue as a percent of service revenue decreased from 26% in 2019 to 23% in 2020. The decrease in cost of service revenue as a percent of service revenue was due to the increase in higher margin shipping related service revenue as described above.
Cost of product revenue increased 23% to $7.8 million in 2020 from $6.3 million in 2019. The increase was not material to the consolidated financial statements.
Cost of product revenue as a percent of product revenue increased from 31% in 2019 to 32% in 2020. The increase was not material to the consolidated financial statements.
Cost of customized postage revenue decreased 10% to $10.0 million in 2020 from $11.2 million in 2019. The decrease in cost of customized postage revenue was primarily attributable to the decrease in customized postage revenue as described above.
Cost of customized postage revenue as a percent of customized postage revenue increased from 76% in 2019 to 84% in 2020. The increase was primarily attributable to a particular television marketing campaign described above, resulting in lower margins.
Since October 1, 2018, our insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. Accordingly, we do not present any cost of insurance revenue.

Income (Loss) from Operations by Segment
The following table sets forth income (loss) from operations and the resulting percentage change by segment for the year ended December 31, 2020 and December 31, 2019. (in thousands, except percentage):

	Year Ended December 31,
	2020	2019	% Change
Segment income (loss) from operations
Stamps.com	$205,863	$105,242	95.6%
Metapack	(7,711)	(11,679)	34.0%
Total income from operations	$198,152	$93,563	111.8%

Our Stamps.com segment income from operations increased by 95.6% to $205.9 million in the year ended December 31, 2020 from $105.2 million in the year ended December 31, 2019. The increase in our segment income from operations for the year ended December 31, 2020 was primarily due to the 34% increase in total revenue from the Stamps.com operating segment for the year ended December 31, 2020 which was primarily attributable to the growth in our shipping business a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders, partially offset by the following items described further in the preceding or following sections: (a) the increase in discretionary and sales volume-based partner marketing spend; (b) the increase in cost of service revenue primarily attributable to higher system operating and customer service costs to support our growing business; (c) the increase in research and development headcount-related expenses including stock-based compensation; and (d) the increase in sales and marketing headcount-related expenses including stock-based compensation.

Our Metapack segment loss from operations decreased to $7.7 million in the year ended December 31, 2020 from $11.7 million in the year ended December 31, 2019. The change in Metapack segment loss from operations in the year ended December 31, 2020 was primarily due to the 18% increase in total revenue from the Metapack operating segment for the year ended December 31, 2020 which was primarily attributable to the growth in our shipping business, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders.
Consolidated Operating Expenses
The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentage):

	2020	2019
Operating expenses:
Sales and marketing	$166,742	$134,226
Research and development	95,600	78,041
General and administrative	118,670	110,804
Total operating expenses	$381,012	$323,071
Operating expenses as a percent of total revenues:
Sales and marketing	22.0%	23.5%
Research and development	12.6%	13.6%
General and administrative	15.7%	19.4%
Total operating expenses as a percentage of total revenues	50.3%	56.5%
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

Sales and marketing expense increased 24% to $166.7 million in 2020 from $134.2 million in 2019. The increase was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $25.7 million and a net increase in headcount-related expenses including stock-based compensation of $8.2 million. These increases were partially offset by a net decrease in travel expenses of $2.2 million.
Sales and marketing expense as a percent of total revenue was 22% in 2020 and 23% in 2019. The decrease in sales and marketing expense as a percent of total revenue was primarily attributable to increased total revenue in excess of increased sales and marketing expense.
Research and Development
Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.
Research and development expense increased 22% to $95.6 million in 2020 from $78.0 million in 2019. The increase was primarily attributable to a net increase in headcount-related expenses including stock-based compensation of $15.0 million and an increase in related facilities expense of $1.2 million.
Research and development expense as a percent of total revenue was approximately 13% in 2020 and 14% in 2019. Research and development expense as a percentage of total revenue decreased primarily due to increased total revenue in excess of increased research and development expense.
General and Administrative
General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense increased 7% to $118.7 million in 2020 from $110.8 million in 2019. The increase was attributable to general increases in various operating expenses.
General and administrative expense as a percent of total revenue was approximately 16% in 2020 and 19% in 2019. General and administrative expense as a percentage of total revenue decreased primarily due to increased revenue in excess of increased general and administrative expense.
Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange losses, net of $470,000 in 2020 and $506,000 in 2019 were not material to the consolidated financial statements.
Interest Income and Other Income
Interest income and other income primarily consists of interest income from cash and cash equivalents. Interest income and other income decreased to $68,000 in 2020 from $205,000 in 2019. Interest income and other income is not material to the consolidated financial statements.
Interest Expense
Interest expense consists of interest expense from the debt under our credit facility and the associated accretion of debt issuance costs. Interest expense was $1.1 million in 2020 compared to $2.5 million in 2019. Interest expense in 2019 was affected primarily by higher outstanding debt balances under our credit facility.
See Note 7 – “Debt” in our Notes to Consolidated Financial Statements for further discussion.
Provision for Income Taxes
Our income tax expense was $18.0 million and $31.5 million for the year ended December 31, 2020 and December 31, 2019, respectively. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from exercises of stock-based awards and research and development tax credits.
See Note 10 – “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.
As of December 31, 2020 and 2019, we had net deferred tax assets of approximately $18.9 million and $15.6 million, respectively. We evaluated the appropriateness of our deferred tax assets and related valuation allowance in accordance with ASC Topic No. 740, Income Taxes based on all available positive and negative evidence, including our recent earnings trend and expected future income.
Trend Analysis
The strong increases in e-commerce based consumption in response to the COVID-19 pandemic have contributed to meaningful financial benefits to the Company in 2020. Despite those financial benefits, there is substantial uncertainty in 2021 from the myriad of macroeconomic factors associated with the ongoing pandemic, and the resulting effect on global e-commerce. As such, for 2021 we are not at this time providing specific guidance.

The aforementioned uncertainties surrounding 2021, while making specific guidance with meaningful ranges of potential outcomes difficult, do not impact our overall operating strategies. As such, we plan to continue to invest in our global technology platforms and would expect our operating expenses in 2021 to increase, reflecting annualization of investments made during 2020 as well as additional investments expected in 2021.

As previously disclosed, in the second quarter of 2020, we received notification from the USPS that it was eliminating its customized postage program and also revoking our authorization to offer products pursuant to that program effective June 16, 2020. As such we do not expect customized postage revenue in 2021.
We expect our sales and marketing expenses to be higher in 2021 as compared to 2020. The increases are primarily a result of the annualized effect of our headcount investments in 2020, our plan to increase our investments in headcount resources in 2021 to drive growth, and our plan to increase discretionary sales and marketing spending in various customer acquisition channels. We will continue to monitor our customer metrics and the state of the economy and adjust our level of spending accordingly. Sales and marketing spend is expensed in the period incurred, while the revenue and profits associated with the acquired customers are earned over the customers’ lifetimes. As a result, increased sales and marketing spend in future periods could result in a reduction in operating profit and cash flow compared to past periods.

We expect research and development expenses to be higher in 2021 as compared to 2020. The increases are primarily a result of the annualized effect of our headcount investments in 2020, and our plan to increase our investments in headcount resources in 2021 to drive growth.
We expect general and administrative expenses to be higher in 2021 as compared to 2020. The increases are primarily a result of the annualized effect of our headcount investments in 2020, and our plan to increase our investments in headcount resources in 2021.
As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion on page 1 of Part I of this Report and the risks and other factors set forth in Item 1A “Risk Factors,” including those related to the ongoing COVID-19 pandemic. Our business has grown through acquisitions during 2014 through 2018; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations. As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.
Years Ended December 31, 2019 and 2018
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for a discussion of our results of operations for the year ended December 31, 2019.

Liquidity and Capital Resources
Changes in cash and cash equivalents for the year ended December 31, 2020 and December 31, 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	Change
Net cash provided by operating activities	$247,338	$137,153	$110,185
Net cash used in investing activities	(3,561)	(2,256)	(1,305)
Net cash provided by (used in) financing activities	42,702	(92,762)	135,464
Effect of exchange rate changes	766	415	351
Net increase (decrease) in cash and cash equivalents	$287,245	$42,550	$244,695

As of December 31, 2020 and 2019, we had $443.6 million and $156.3 million, respectively, primarily in cash and cash equivalents.
Net cash provided by operating activities was approximately $247.3 million in 2020 and $137.2 million in 2019. The increase in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: an increase in net income of $119.4 million, and a $66.3 million increase in cash flows from an increase in accounts payable and other current liabilities, partially offset by a $51.6 million decrease in cash flows from an increase in other current assets, and a $16.7 million decrease in cash flows from an increase in other assets.
Net cash used in investing activities was approximately $3.6 million in 2020 and $2.3 million in 2019. The increase in net cash used in investing activities was primarily attributable to the increase in the purchase of property and equipment.
Net cash provided by financing activities was approximately $42.7 million in 2020, while net cash used in financing activities was approximately $92.8 million in 2019. The increase in net cash provided by financing activities was primarily due to a $127.6 million increase in proceeds received from stock option exercises, a $36.9 million increase in cash flows due to the increase in net proceeds from short-term financing obligations, and a $10.3 million decrease in common stock repurchases, partially offset by a $39.7 million increase in term loan principal payments, including the optional prepayment of the remaining debt balance.
Significant contractual obligations as of December 31, 2020 were as follows (in thousands):

Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations (1)	$—	$—	$—	$—	$—
Estimated Interest on Debt Obligations (1)	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (2)	79,156	618	19,114	13,824	45,600
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$79,156	$618	$19,114	$13,824	$45,600
(1) The Company has no outstanding debt obligations as of December 31, 2020. See additional details described below.
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

On June 29, 2020, we entered into a revolving credit facility (the "Amended and Restated Credit Agreement") with a group of banks, which provides for a revolving credit facility with a maximum borrowing of $130.0 million. Our Amended and Restated Credit Agreement matures on June 29, 2022 (the “Maturity Date”). The Amended and Restated Credit Agreement is secured by substantially all of our assets. In connection with entering into the Amended and Restated Credit Agreement, we incurred approximately $762,000 in creditor and third-party fees which were recorded as deferred expense and will be accreted as interest expense over the life of the Amended and Restated Credit Agreement. See Note 7- "Debt-Revolving Credit Facility" in our Notes to Consolidated Financial Statements for further description, including of the interest rate and restrictive covenants.
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

Critical Accounting Policies and Judgments
General
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles (US GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to patents, contingencies, litigation, and goodwill and intangibles acquired relating to our acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. When drawn, the Company’s outstanding debt held by third party financial institutions is carried at cost, adjusted for debt issuance costs. When drawn, the Company’s debt is not publicly traded and the carrying amount typically approximates fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 fair value inputs as defined in Note 6 in our Consolidated Financial Statements.
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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative or quantitative assessment. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform a quantitative assessment, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference is recognized as an impairment loss. As of December 31, 2020, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis. No instances of impairment to the Company's goodwill were identified during our October 1, 2020, October 1, 2019, or October 1, 2018 reviews.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2020, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis. The Company concluded that it was more likely than not the fair value of each of the Company’s intangible assets not subject to amortization was in excess of its respective carrying value during our October 1, 2020, October 1, 2019, or October 1, 2018 reviews.
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

In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in 2020, 2019 or 2018.
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
We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Beginning October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenues represented the amount paid to our insurance providers. We recognize insurance revenue on insurance purchases upon the ship date of the insured package, which is the point in time when we have fulfilled our performance obligations.
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
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2020, 2019 or 2018.
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
Accounting Guidance Not Yet Adopted
    Income Taxes
In December 2019, the FASB issued ASU 2019-12, a standard which eliminates certain exceptions to the general principles of ASC Topic No. 740, Income Taxes. The guidance is effective for reporting periods after December 15, 2020; however, early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
    Reference Rate Reform
In March 2020, the FASB issued 2020-04, optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The new standard provides expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as the London Interbank Offered Rate (LIBOR), to alternative reference rates, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates on our Amended and Restated Credit Agreement, as described in Note 7 - "Debt", but do not expect a significant impact to our operating results, financial position or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Borrowings under our Amended and Restated Credit Agreement bear interest, at our option, at the base rate, as defined, plus an applicable margin or a London Interbank Offered Rate (LIBOR) plus an applicable margin, in each case such margin will be between 1.25% and 3.00% and is determined by certain financial measures. There were no amounts drawn on the revolving credit facility as of December 31, 2020. See Note 7 - "Debt" in our Notes to Consolidated Financial Statements for further description.
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
Our cash equivalents consist of money market securities and had weighted average maturity of 1 day and a weighted average interest rate of 0.02% at December 31, 2020. Our cash equivalents and investments approximated $443.6 million at December 31, 2020. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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
    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2020.
    Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2020, which is included herein.
Changes in internal controls
    During the quarter ended December 31, 2020, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
    None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Stamps.com Inc. and subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Stamps.com Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stamps.com, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
February 26, 2021

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
    The information required under this item is incorporated by reference herein to our proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end, including under the captions "PROPOSAL ONE: ELECTION OF DIRECTORS," and "MANAGEMENT."
ITEM 11.    EXECUTIVE COMPENSATION.
    The information required under this item is incorporated by reference herein to our proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end, including under the captions "DIRECTOR COMPENSATION," and "EXECUTIVE COMPENSATION."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
    The information required under this item is incorporated by reference herein to our proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end, including under the caption "BENEFICIAL OWNERSHIP OF SECURITIES," and by reference herein to Item 5 of Part II of this Annual Report on Form 10-K, under the caption "Securities Authorized for Issuance under Equity Compensation Plans."
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
    The information required under this item is incorporated by reference herein to our proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end, including under the captions "BOARD COMMITTEES AND MEETINGS AND CORPORATE GOVERNANCE -- Director Independence," and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
    The information required under this item is incorporated by reference herein to our proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC by not later than 120 days after our fiscal year end, including under the caption "INDEPENDENT AUDITORS' FEES AND SERVICES."

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
3.    Exhibits. The following Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company and Amendments thereto.(11)
3.2	Amended and Restated Bylaws of the Company.(3)
4.1	Specimen common stock certificate.(4)
4.2	Description of Securities (26)
10.1	Patent Assignment from Mohan P. Ananda to the Company, dated January 20, 1998.(1)
10.2	Assignment and License Agreement between the Company and Mohan P. Ananda, dated January 20, 1998.(1)
10.3	1998 Stock Plan and Forms of Notice of Grant and Stock Option Agreement.(2) +++
10.4	1999 Stock Incentive Plan (as amended and restated on April 25, 2000).(7) +++
10.5	1999 Employee Stock Purchase Plan (as amended from time to time through October 24, 2018).(26) +++
10.6	Form of Amended and Restated Indemnification Agreement between the Company and its directors and officers.(18) +++
10.7	Form of Stamps.com Inc. February 26, 2018 Equity Inducement Award. (16)
10.8	Form of Notice of Grant of Stock Option (1999 Stock Incentive Plan).(5) +++
10.9	Form of Stock Option Agreement (1999 Stock Incentive Plan).(5) +++
10.10	Form of Addendum to Stock Option Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++
10.11	Form of Addendum to Stock Option Agreement—Limited Stock Appreciation Right (1999 Stock Incentive Plan).(5) +++
10.12	Form of Stock Issuance Agreement (1999 Stock Incentive Plan).(5) +++
10.13	Form of Addendum to Stock Issuance Agreement—Involuntary Termination Following Corporate Transaction/Change in Control (1999 Stock Incentive Plan).(5) +++
10.14	Form Automatic Stock Option Agreement (1999 Stock Incentive Plan).(5) +++
10.15	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Initial) (1999 Stock Incentive Plan).(5) +++

Exhibit Number	Description
10.16	Form Notice of Grant of Non-Employee Director—Automatic Stock Option (Annual) (1999 Stock Incentive Plan).(5) +++
10.17	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(5) +++
10.18	Form of Stock Purchase Agreement for Employee Stock Purchase Plan.(5) +++
10.19	Stock Purchase Agreement (12) +++
10.20	2010 Equity Incentive Plan.(13) +++
10.21	2014 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17) +++
10.22	2016 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(17) +++
10.23	2018 Amendment to the Stamps.com Inc. 2010 Equity Incentive Plan.(13) +++
10.24	Form of Stock Option Agreement.(14) +++
10.25	Settlement Agreement among the Company, Kara Technology Incorporated and Salim Kara.(15)
10.26
Stock Purchase Agreement made and entered into as of March 22, 2015, by and among Stamps.com Inc., a Delaware corporation, PSI Systems, Inc., a California corporation, and Newell Rubbermaid Inc., a Delaware corporation. (20) +

10.27
Commitment Letter, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC and Stamps.com Inc., dated March 22, 2015.(20)

10.28
Settlement Agreement and Mutual Release of Claims made and entered into on August 6, 2015, by and between Stamps.com Inc., Auctane, LLC d/b/a ShipStation, Interapptive, Inc. d/b/a ShipWorks, Kenneth T. McBride, Jason Hodges, Nathan Jones, and Curtis Mitchell, on the one hand, and Rapid Enterprises, LLC d/b/a Express One and J. Colby Clark, on the other hand.(21)

10.29
Credit Agreement made and entered into as of November 18, 2015, by and among Stamps.com Inc., a Delaware corporation, Wells Fargo Bank, National Association (“Wells Fargo”), JPMorgan Chase Bank, N.A., and Bank of America, N.A., the lenders from time to time party thereto (each a “Lender” and collectively, the “Lenders”), and Wells Fargo as administrative agent for the Lenders. (22) +

10.30	Collateral Agreement made and entered into as of November 18, 2015, by and among Stamps.com Inc., a Delaware corporation, the Grantors (as defined therein), in favor of Wells Fargo Bank, National Association as administrative agent for the benefit of the Secured Parties (as defined therein).(22)
10.31	Agreement and Plan of Merger, dated as of June 16, 2016, by and among ShippingEasy Group, Inc., Stamps.com Inc., SEG Merger Sub, Inc. and Tim Jugmans. Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Agreement and Plan of Merger. (23) +
10.32	Management Incentive Plan, dated as of July 1, 2016, by and among ShippingEasy, Inc., Stamps.com Inc. and the Participant Representative (as defined therein), and acknowledged and agreed to by Katie May and Barry Cox. (23) +
10.33	Consulting Agreement, dated as of July 31, 2017, between James Bortnak and Stamps.com Inc. (8)
10.34	Stamps.com Inc. 2016 ShippingEasy Equity Inducement Plan (9)
10.35	Form of Award Agreement to Stamps.com Inc. 2016 ShippingEasy Equity Inducement Plan (9)
10.36	Share Purchase Agreement, dated July 24, 2018, by and among Metapack, Pacific Shelf, the Key Sellers and Stamps.com Inc. as guarantor. (24) +
10.37	Stamps.com Inc. 2018 Metapack Equity Inducement Plan. (16)
10.38	Form of Non-CSOP Award Agreement to Stamps.com Inc. 2018 Metapack Equity Inducement Plan. (16)
10.39	Form of CSOP Award Agreement to Stamps.com Inc. 2018 Metapack Equity Inducement Plan. (16)
10.40
Amended and Restated Credit Agreement, dated as of June 29, 2020, by and among Stamps.com Inc., Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., and Bank of America, N.A. Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K as not material and likely to cause competitive harm to the registrant if publicly disclosed. (25)

10.41	Reaffirmation and Amendment Agreement, dated as of June 29, 2020, by and among Stamps.com Inc. in favor of Wells Fargo Bank, National Association as administrative agent for the benefit of the Secured Parties (as defined therein). (25)
14	Code of Ethics.(10)
21	List of Subsidiaries.(26)

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP.(26)
24.1 24.2 24.3	Power of Attorney by Mohan P. Ananda.(26) Power of Attorney by David C. Habiger.(26) Power of Attorney by G. Bradford Jones.(26)
24.4	Power of Attorney by Katie Ann May.(26)
24.5	Power of Attorney by Theodore R. Samuels.(26)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(26)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(26)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(26) (furnished, not filed)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(26) (furnished, not filed)

Type	XBRL Exhibit
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(16)    Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2019 (File No. 000-26427).
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
(25) Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 6, 2020 (File No. 000-26427).
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

ITEM 16.    FORM 10-K SUMMARY.
None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stamps.com Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stamps.com Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Los Angeles, California
February 26, 2021

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$443,552	$156,307
Accounts receivable, net	63,308	74,898
Current income taxes	8,035	300
Prepaid expenses	17,480	20,447
Other current assets	86,319	22,731
Total current assets	618,694	274,683
Property and equipment, net	32,887	32,983
Goodwill	388,753	384,540
Intangible assets, net	125,254	145,063
Deferred income taxes, net	26,378	27,056
Lease right-of-use assets	58,506	17,697
Other assets	46,827	20,474
Total assets	$1,297,299	$902,496
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$215,967	$121,853
Deferred revenue	7,833	8,015
Current portion of debt, net of debt issuance costs	—	50,188
Current portion of lease right-of-use liabilities	6,285	4,612
Total current liabilities	230,085	184,668
Deferred income taxes, net	7,524	11,455
Long-term portion of lease right-of-use liabilities	53,986	14,191
Other liabilities	31,585	26,557
Total liabilities	323,180	236,871
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value per share; Authorized shares: 47,500 in 2020 and 2019; Issued shares: 34,707 in 2020 and 33,130 in 2019; Outstanding shares: 18,306 in 2020 and 17,029 in 2019	57	56
Additional paid-in capital	1,276,484	1,098,426
Treasury stock, at cost, 16,401 shares in 2020 and 16,101 in 2019	(648,132)	(593,511)
Retained earnings	329,606	150,941
Accumulated other comprehensive income	16,104	9,713
Total stockholders’ equity	974,119	665,625
Total liabilities and stockholders’ equity	$1,297,299	$902,496

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Service	$705,544	$523,528	$530,682
Product	24,277	20,494	20,424
Insurance	16,268	13,102	16,189
Customized postage	11,891	14,726	19,583
Other	—	—	52
Total revenues	757,980	571,850	586,930
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	161,031	137,716	101,921
Product	7,785	6,349	6,153
Insurance	—	—	2,945
Customized postage	10,000	11,151	15,890
Total cost of revenues	178,816	155,216	126,909
Gross profit	579,164	416,634	460,021
Operating expenses:
Sales and marketing	166,742	134,226	112,080
Research and development	95,600	78,041	56,591
General and administrative	118,670	110,804	96,951
Total operating expenses	381,012	323,071	265,622
Income from operations	198,152	93,563	194,399
Foreign currency exchange gain (loss), net	(470)	(506)	(992)
Interest expense	(1,114)	(2,513)	(2,595)
Interest income and other income, net	68	205	102
Income before income taxes	196,636	90,749	190,914
Income tax expense	17,971	31,520	22,272
Net income	$178,665	$59,229	$168,642
Net income per share
Basic	$10.15	$3.43	$9.39
Diluted	$9.37	$3.33	$8.99
Weighted average shares outstanding
Basic	17,600	17,260	17,952
Diluted	19,059	17,795	18,762

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$178,665	$59,229	$168,642
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,391	8,960	753
Unrealized gain (loss) on investments	—	(4)	(2)
Comprehensive income	$185,056	$68,185	$169,393

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2017	17,573	$55	$962,227	$(387,545)	$(76,930)	$6	$497,813
Net income	—	—	—	—	168,642	—	168,642
Other comprehensive income (loss)	—	—	—	—	—	751	751
Issuance of shares for performance-based awards	57	—	—	—	—	—	—
Stock-based compensation expense	—	—	36,349	—	—	—	36,349
Exercise of stock options	783	1	47,337	—	—	—	47,338
Shares issued under the Employee Stock Purchase Plan	25	—	3,756	—	—	—	3,756
Stock repurchase, excluding tax withholding stock repurchase	(755)	—	—	(136,840)	—	—	(136,840)
Tax withholding stock repurchase	(21)	—	—	(4,144)	—	—	(4,144)
Balance at December 31, 2018	17,662	$56	$1,049,669	$(528,529)	$91,712	$757	$613,665
Net income	—	—	—	—	59,229	—	59,229
Other comprehensive income (loss)	—	—	—	—	—	8,956	8,956
Issuance of shares for performance-based awards	4	—	—	—	—	—	—
Stock-based compensation expense	—	—	42,891	—	—	—	42,891
Exercise of stock options	53	—	3,049	—	—	—	3,049
Shares issued under the Employee Stock Purchase Plan	31	—	2,817	—	—	—	2,817
Stock repurchase, excluding tax withholding stock repurchase	(720)	—	—	(64,889)	—	—	(64,889)
Tax withholding stock repurchase	(1)	—	—	(93)	—	—	(93)
Balance at December 31, 2019	17,029	$56	$1,098,426	$(593,511)	$150,941	$9,713	$665,625
Net income	—	—	—	—	178,665	—	178,665
Other comprehensive income (loss)	—	—	—	—	—	6,391	6,391
Stock-based compensation expense	—	—	43,532	—	—	—	43,532
Exercise of stock options	1,496	1	130,679	—	—	—	130,680
Shares issued under the Employee Stock Purchase Plan	80	—	3,847	—	—	—	3,847
Stock repurchase, excluding tax withholding stock repurchase	(299)	—	—	(54,621)	—	—	(54,621)
Balance at December 31, 2020	18,306	$57	$1,276,484	$(648,132)	$329,606	$16,104	$974,119

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$178,665	$59,229	$168,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,964	27,868	24,092
Stock-based compensation expense	43,532	42,891	36,349
Deferred income tax expense (benefit)	(3,495)	(1,424)	12,580
Accretion of debt issuance costs	532	373	372
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	12,097	9,052	7,015
Prepaid expenses	3,076	(7,815)	(5,660)
Other current assets	(63,624)	(12,024)	(886)
Current income taxes	(7,709)	8,176	13,879
Lease right-of-use assets	4,536	3,185	—
Other assets	(25,781)	(9,091)	(5,124)
Deferred revenue	(267)	790	2,150
Accounts payable and other current liabilities	78,824	12,517	9,792
Lease right-of-use liabilities	(3,880)	(3,400)	—
Other liabilities	4,868	6,826	12,880
Net cash provided by operating activities	247,338	137,153	276,081
Investing activities:
Acquisition of Metapack, net of cash acquired	—	—	(208,500)
Acquisition of property and equipment	(3,561)	(2,256)	(2,898)
Net cash used in investing activities	(3,561)	(2,256)	(211,398)
Financing activities:
Net proceeds from (repayments of) short term financing obligations	14,088	(22,818)	6,593
Debt issuance costs	(762)	—	—
Principal payments on term loan	(50,530)	(10,828)	(8,764)
Payments on revolving credit facility	—	—	(12,716)
Proceeds from exercise of stock options	130,680	3,049	47,338
Issuance of common stock under Employee Stock Purchase Plan	3,847	2,817	3,756
Payments related to tax withholding for share-based compensation	—	(93)	(4,144)
Repurchase of common stock	(54,621)	(64,889)	(136,840)
Net cash used in financing activities	42,702	(92,762)	(104,777)
Effect of exchange rate changes	766	415	(52)
Net increase (decrease) in cash and cash equivalents	287,245	42,550	(40,146)
Cash and cash equivalents at beginning of period	156,307	113,757	153,903
Cash and cash equivalents at end of period	$443,552	$156,307	$113,757

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Supplemental Information:
Capital expenditures accrued but not paid at period end	$352	$34	$40
Tenant improvement allowance	$—	$—	$600
Income taxes paid (refunded), net	$27,672	$13,844	$(10,100)
Interest paid	$579	$2,141	$2,701
Cash paid for amounts included in the measurement of lease liabilities included in cash provided by operating activities	$6,084	$4,935	$—
Lease liabilities arising from obtaining right-of-use assets	$45,534	$8,771	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Stamps.com® is a leading provider of Internet-based mailing and shipping solutions in the United States (US) and Europe. Our solutions are marketed under the brand names Stamps.com®, Endicia®, Metapack®, ShippingEasy®, ShipEngine®, ShipStation®, and ShipWorks®. Our software solutions allow customers to print mailing and shipping labels for multiple carriers around the world through downloadable software, web-based user interfaces (UIs) and application programming interfaces (APIs). Our solutions provide our customers with access to discounted carrier rates for select carriers, including USPS® and UPS® and functionality users can leverage for both improved operational efficiency and financial savings.  Our customers primarily include small businesses, home offices, medium-size businesses, large enterprises, e-commerce merchants, large retailers and high volume shippers including warehouses, fulfillment houses and omni-channel retailers.
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
The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the consolidated financial statements for the period ended December 31, 2020. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.
Prior Period Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Accounts Receivable
Our accounts receivable relate to mailing and shipping services, postage purchasing and invoicing, customized postage sales, branded insurance provided to customers prior to billing and other receivables.
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
There were no material write offs or recoveries against the allowance for uncollectible accounts during fiscal 2020 and 2019, respectively.
The allowance for credit losses on accounts receivable was approximately $11.9 million and $6.9 million as of December 31, 2020 and 2019, respectively.
Advertising and Trade Show Costs
Advertising expense, which includes direct mail, online, radio, television, and others, is recorded in sales and marketing expense on the consolidated statements of operations. We expense the costs of producing advertisements as incurred, and expense the costs of communicating and placing the advertising in the period in which the advertising space or airtime is used. For the years ended December 31, 2020, 2019 and 2018, advertising and trade show costs were $80.0 million, $60.9 million, and $51.6 million, respectively.
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
Our cash equivalents consisted of money market funds at December 31, 2020 and 2019. Cash equivalents are carried at cost, which approximates fair value.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no material investments at December 31, 2020 or 2019. Realized gains and losses are reflected in interest and other income, net while unrealized gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity.
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
When drawn, outstanding borrowings under our Amended and Restated Credit Agreement and, prior to June 2020, our Credit Agreement, are subject to market risk, primarily interest rate risk. Interest rate fluctuations impact the interest expense incurred on borrowings under the Amended and Restated Credit Agreement, as the interest rate is based on the London Interbank Offered Rate (LIBOR). See Note 7 - "Debt" in our Notes to Consolidated Financial Statements for further description.
During 2020, 2019 and 2018, we did not recognize revenue from any one customer that represented 10% or more of revenues.
Cost of Revenue
Cost of service revenue principally consists of the cost of customer service, certain promotional expenses, system operating costs, credit card processing fees, vendor costs and expenses and customer misprints that do not qualify for reimbursement from the USPS. Cost of product revenue principally consists of the cost of products sold through our supplies stores and the related costs of shipping and handling. For the periods presented prior to October 1, 2018, the cost of insurance revenue principally consists of parcel insurance offering costs through our third party insurance providers as described in the Revenue Recognition section below. Prior to termination of the program in June 2020 as described in the Revenue Recognition section below, the cost of customized postage revenue principally consists of the face value of postage, customer service, image review costs, and printing and fulfillment costs.
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $7.9 million of revenue recognized in the year ended December 31, 2020 was included in the deferred revenue balance at December 31, 2019. Approximately $6.3 million of revenue recognized in the year ended December 31, 2019 was included in the deferred revenue balance at December 31, 2018.

Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. When drawn, the Company’s outstanding debt held by third party financial institutions is carried at cost, adjusted for debt issuance costs. When drawn, the Company’s debt is not publicly traded and the carrying amount typically approximates fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 fair value inputs as defined in Note 6 in our Consolidated Financial Statements.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

General and Administrative
General and administrative expense principally consists of compensation and related costs for executive and administrative personnel, fees for legal and other professional services, depreciation of equipment, software and building used for general corporate purposes; and amortization of intangible assets.
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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative or quantitative assessment. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform a quantitative assessment, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference is recognized as an impairment loss. As of December 31, 2020, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis. No instances of impairment to the Company's goodwill were identified during our October 1, 2020, October 1, 2019, or October 1, 2018 reviews.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2020, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis. The Company concluded that it was more likely than not the fair value of each of the Company’s intangible assets not subject to amortization was in excess of its respective carrying value during our October 1, 2020, October 1, 2019, or October 1, 2018 reviews.
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

Inventories
Inventories consist of finished products sold through our supplies stores and are accounted for using the lower of cost (first-in, first-out method) or net realizable value. Inventories reported as a component of other current assets on the consolidated balance sheets were $3.6 million and $3.9 million at December 31, 2020 and 2019, respectively.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income	$178,665	$59,229	$168,642

Basic - weighted average common shares	17,600	17,260	17,952
Dilutive effect of common stock equivalents	1,459	535	810
Diluted - weighted average common shares	19,059	17,795	18,762

Earnings per share:
Basic	$10.15	$3.43	$9.39
Diluted	$9.37	$3.33	$8.99

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Anti-dilutive stock options	688	1,940	285

Other Current Assets
Other current assets principally consist of prepayments for postage and shipping labels and inventory. Prepayments for postage and shipping labels totaled $82.4 million at December 31, 2020 and $17.4 million at December 31, 2019.
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
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in 2020, 2019 or 2018.
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
We provide our customers with the opportunity to purchase parcel insurance directly through our solutions. Beginning October 1, 2018, insurance revenue represents the amount we receive from customers net of the costs paid to our insurance providers. For the periods presented prior to October 1, 2018, insurance revenue represented the gross amount charged to the customer for purchasing insurance and the insurance cost of revenues represented the amount paid to our insurance providers. We recognize insurance revenue on insurance purchases upon the ship date of the insured package, which is the point in time when we have fulfilled our performance obligations.

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

On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during 2020, 2019 or 2018.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information
Our operations consist of two segments: Stamps.com and Metapack. Please see Note 13 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.
Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt as described in Note – 7 “Debt,” to fund certain Company operations. Short-term financing obligations are included in accounts payable and other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2020, we had $15.1 million in short-term financing obligations and $57.0 million of unused credit. As of December 31, 2019, we had $1.0 million in short-term financing obligations and $69.5 million of unused credit.
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
The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	2020	2019	2018
Stock-based compensation expense relating to:
Stock options	$41,479	$40,936	$34,773
Employee stock purchases	2,053	2,004	1,576
Total stock-based compensation expense	$43,532	$42,940	$36,349
Stock-based compensation expense relating to:
Cost of revenues	$3,707	$3,083	$2,955
Sales and marketing	9,482	9,716	6,892
Research and development	12,168	10,521	8,120
General and administrative	18,175	19,620	18,382
Total stock-based compensation expense	$43,532	$42,940	$36,349

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for the periods indicated:

	2020	2019	2018
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.5%	1.9%	2.6%
Expected volatility	87.3%	73.6%	50.2%
Expected life (in years)	3.3	3.3	3.3

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
Treasury Stock
During 2020, 2019, and 2018, we repurchased approximately 299,000, 720,000, and 755,000 shares for $54.6 million, $64.9 million, and $136.8 million, respectively. Also, in the first quarters of 2019 and 2018, we withheld 1,039 and 21,076 of shares, respectively, to satisfy income tax obligations related to performance-based inducement equity awards issued to the General Manager and the then Chief Technology Officer of ShippingEasy.
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

Accounting Guidance Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, a standard which eliminates certain exceptions to the general principles of ASC Topic No. 740, Income Taxes. The guidance is effective for reporting periods after December 15, 2020; however, early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

    Reference Rate Reform

In March 2020, the FASB issued 2020-04, optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The new standard provides expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as the London Interbank Offered Rate (LIBOR), to alternative reference rates, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates on our Amended and Restated Credit Agreement, as described in Note 7 - "Debt", but do not expect a significant impact to our operating results, financial position or cash flows.

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

The fair value of the assets acquired and liabilities assumed were determined using income, cost and market participant approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC Topic No. 820, Fair Value Measurement. The identified intangible assets consist of trade names, developed technology, and customer relationships. The estimated fair values of the trade names and developed technology were determined using the “relief from royalty” method. The estimated fair value of customer relationships was determined using the “excess earnings” method. The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. Intangible assets are being amortized on a straight-line basis over their estimated useful lives. Based on the August 15, 2018 exchange rate, we expect the amortization of acquired intangibles will be approximately $1.6 million per quarter for the remaining estimated useful lives.
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

4.    Goodwill and Intangible Assets
The following table summarizes goodwill as of December 31, 2020 (in thousands):

	2020
	Stamps.com Segment	Metapack Segment	Total
Goodwill balance at December 31, 2019	$241,984	$142,556	$384,540
Foreign currency translation	—	4,213	4,213
Goodwill balance at December 31, 2020	$241,984	$146,769	$388,753

The following table summarizes goodwill as of December 31, 2019 (in thousands):

	2019
	Stamps.com Segment	Metapack Segment	Total
Goodwill balance at December 31, 2018	$242,241	$139,469	$381,710
Acquisition of Metapack (see Note 3 - "Acquisitions")	(257)	(2,255)	(2,512)
Foreign currency translation	—	5,342	5,342
Goodwill balance at December 31, 2019	$241,984	$142,556	$384,540

Beginning October 1, 2020, the Stamps.com segment includes operations in Atlanta, Georgia that were previously reported as part of the Metapack segment. All prior periods have been updated to conform to current year presentation of goodwill by segment.
We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $232.3 million at December 31, 2020 and $229.4 million at December 31, 2019. Non-amortizable assets of $11.4 million as of both December 31, 2020 and December 31, 2019 consist primarily of the trade name relating to the Endicia acquisition.
The following table summarizes our amortizable intangible assets as of December 31, 2020 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and others	$8,195	$8,195	$—	0.0
Customer relationships	113,398	59,762	53,636	7.0
Technology	83,427	33,248	50,179	8.5
Non-compete	2,211	2,104	107	0.5
Trademarks and trade names	13,689	3,746	9,943	8.4
Total amortizable intangible assets at December 31, 2020	$220,920	$107,055	$113,865	7.7

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our amortizable intangible assets as of December 31, 2019 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and others	$8,195	$8,195	$—	0.0
Customer relationships	111,997	46,503	65,494	7.7
Technology	82,269	25,240	57,029	9.4
Non-compete	2,211	1,889	322	1.5
Trademarks and trade names	13,378	2,549	10,829	9.9
Total amortizable intangible assets at December 31, 2019	$218,050	$84,376	$133,674	8.5

We recorded amortization of intangible assets totaling approximately $21.9 million, $22.2 million, and $18.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of operations.
Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year Ended December 31,	Estimated Amortization Expense
2021	$19,982
2022	10,899
2023	10,012
2024	9,688
2025	6,949
Thereafter	56,335
Total	$113,865

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Cash and Cash Equivalents
Our cash equivalents consisted of money market funds at December 31, 2020 and 2019. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2020 and 2019, we had no material investments.
The following tables summarize our cash and cash equivalents as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$436,720	$—	$—	$436,720
Money market	6,832	—	—	6,832
Cash and cash equivalents	$443,552	$—	$—	$443,552

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$149,508	$—	$—	$149,508
Money market	6,799	—	—	6,799
Cash and cash equivalents	$156,307	$—	$—	$156,307

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Fair Value Measurements
Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:
Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market
Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets
Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing
The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$443,552	$443,552	$—	$—
Total	$443,552	$443,552	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$156,307	$156,307	$—	$—
Total	$156,307	$156,307	$—	$—

7.    Debt
During the second quarter of 2020, the Company repaid the existing term loan balance outstanding under the Credit Agreement dated November 18, 2015. The optional prepayment satisfied the $47.5 million term loan balance, gross of debt issuance costs, in full.
The Credit Agreement was with a group of banks and provided for a term loan of $82.5 million and a revolving credit facility with a maximum borrowing of $82.5 million. Our Credit Agreement had an original maturity date of November 18, 2020. The Credit Agreement was secured by substantially all of our assets. In connection with entering into the Credit Agreement, we incurred approximately $1.8 million in debt issuance costs which were recorded as debt discount and were being accreted as interest expense over the life of the Credit Agreement. Interest expense associated with debt issuance costs was approximately $186,000 and $373,000 in the years ended December 31, 2020 and December 31, 2019, respectively.
As of December 31, 2019 our outstanding debt under the Credit Agreement, gross of debt issuance costs, was approximately $50.5 million under our term loan.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revolving Credit Facility
On June 29, 2020, we entered into a $130 million revolving credit facility (the "Amended and Restated Credit Agreement") with a group of banks. Our Amended and Restated Credit Agreement matures on June 29, 2022 (the “Maturity Date”). The Amended and Restated Credit Agreement contains an option, subject to certain conditions, to arrange with existing lenders and/or new lenders to provide up to an aggregate of an additional $75 million in revolving loans. The Amended and Restated Credit Agreement is secured by substantially all of our assets.
In connection with entering into the Amended and Restated Credit Agreement, we incurred approximately $762,000 in creditor and third-party fees which were recorded as deferred expense and is being amortized as interest expense over the two year life of the Amended and Restated Credit Agreement.
There were no amounts drawn on the revolving credit facility as of December 31, 2020. Because we have a letter of credit outstanding totaling approximately $60,000 relating to a facility lease, we have approximately $129.9 million of available and unused borrowings under the revolving credit facility as of December 31, 2020.
Borrowings under the Amended and Restated Credit Agreement are payable on the Maturity Date. The borrowings bear interest, at our option, at the base rate, as defined, plus an applicable margin or a LIBOR plus an applicable margin, in each case such margin will be between 1.25% and 3.00% and is determined by certain financial measures. We will also pay commitment fees on the average daily unused portion of the revolving credit facility, as defined, based upon certain financial measures through the Maturity Date in addition to other fees customary to a credit facility of this size and type.
We are subject to certain customary affirmative and negative covenants under our Amended and Restated Credit Agreement, including quarterly financial covenants such as a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio, as defined therein. As of December 31, 2020, we were in compliance with the covenants of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Amended and Restated Credit Agreement imposes certain requirements in order for us to make any dividend payments. As of December 31, 2020, we were in compliance with these financial covenants.
Potential Impact of LIBOR Transition
The Chief Executive of the UK Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021.
Under the terms of the Company's Amended and Restated Credit Agreement, in the event of the discontinuance of the LIBOR Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBOR Rate. The Company and the Administrative Agent (as defined in the Amended and Restated Credit Agreement) shall, in good faith, endeavor to establish an alternate benchmark rate that gives due consideration to prevailing market convention for determining a rate of interest for similar credit arrangements in the US at such time. The Company does not anticipate that the discontinuance or modification of the LIBOR Rate will materially impact its liquidity or financial position.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Accounts Payable and Other Current Liabilities
The following table summarizes our accounts payable and other current liabilities as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Accounts payable	$69,912	$47,783
Customer prepayments for postage and shipping labels	92,852	40,132
Income taxes payable	7,268	7,996
Payroll and related accrual	29,108	23,029
Short-term financing obligations	15,071	982
Other accruals	1,756	1,931
Accounts payable and other current liabilities	$215,967	$121,853

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Property and Equipment
Property and equipment is summarized as follows as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Land	$7,155	$7,155
Building	4,886	4,886
Building improvements	20,560	20,018
Leasehold improvements	6,219	4,027
Furniture and equipment	3,813	3,611
Computers and software	20,972	21,970
	63,605	61,667
Less accumulated depreciation and amortization	(30,718)	(28,684)
Property and equipment, net	$32,887	$32,983

    During 2020, 2019 and 2018, depreciation and amortization expense related to property and equipment was approximately $4.0 million, $5.7 million and $5.8 million, respectively.
10.    Income Taxes
The income tax expense consists of (in thousands):

	2020	2019	2018
Current:
Federal	$13,074	$22,342	$3,333
State	4,872	6,913	5,561
Foreign	3,324	3,470	790
	21,270	32,725	9,684

Deferred:
Federal	1,020	1,753	15,396
State	(1,217)	387	(2,250)
Foreign	(3,102)	(3,345)	(558)
	(3,299)	(1,205)	12,588
Income tax expense	$17,971	$31,520	$22,272

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income tax expense differs from the amounts computed by applying the US federal statutory tax rate as a result of the following (in thousands):

	2020	2019	2018
Income tax at US federal statutory tax rate	$41,294	$19,057	$40,092
State income tax, net of federal benefit	4,776	5,332	3,488
Foreign rate differential	1,578	1,372	226
Stock-based compensation	(31,578)	2,352	(19,631)
Nondeductible items	6,957	2,611	1,119
Research and development	(9,528)	(2,379)	(4,622)
Uncertain tax positions	2,902	2,714	2,699
Change in tax rate – other	1,066	—	(508)
Change in valuation allowance	601	530	692
Other, net	(97)	(69)	(1,283)
Income tax expense	$17,971	$31,520	$22,272

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2020, 2019, and 2018 is primarily attributable to the effect of state income taxes, research and development tax credits, share-based compensation and other non-deductible permanent items.
The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2020 and 2019 are presented below (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$7,659	$4,006
Tax credit carryforwards	9,046	7,287
Lease right of use liabilities	15,946	4,537
Stock compensation	11,249	13,419
Accruals	12,277	8,543
Fixed assets	211	—
Gross deferred tax assets	56,388	37,792
Less: Valuation allowance	(2,509)	(1,717)
Deferred tax assets, net of valuation allowance	53,879	36,075
Deferred tax liabilities:
Fixed assets	—	(127)
Intangibles	(18,995)	(15,331)
Lease right of use assets	(15,308)	(4,140)
Federal benefit of state tax deferred tax assets	(722)	(876)
Gross deferred tax liabilities	(35,025)	(20,474)
Deferred tax assets, net	$18,854	$15,601

As of December 31, 2020, we have approximately $18.9 million of net deferred tax assets. We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a valuation allowance of $2.5 million and $1.7 million as of December 31, 2020 and 2019, respectively, against certain state research and development credits.
As of December 31, 2020, we have federal net operating loss carry-forwards of approximately $1.3 million and state net operating loss carry-forwards of $23.8 million, expiring at various times starting in 2023 with certain losses

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

carried over indefinitely. In addition, as of December 31, 2020, we have foreign net operating loss carry-forwards of $31.6 million that can be carried over indefinitely.
We have no available tax credit carry-forwards for federal income tax purposes at December 31, 2020. We have available tax credit carry-forwards of approximately $8.9 million, net of unrecognized tax benefit for state income tax purposes at December 31, 2020, which can be carried forward to offset future taxable liabilities. Under California law, the California tax credits do not have an expiration date. Under Texas law, Texas R&D credits can be carried forward 20 years, and will begin to expire in 2034.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2017	$(9,650)
Additions for tax positions of prior years	(1,396)
Reduction for tax positions of prior years	275
Additions for tax positions of the current year	(2,418)
Balance at December 31, 2018	$(13,189)
Additions for tax positions of prior years	(1,416)
Reduction for tax positions of prior years	104
Additions for tax positions of the current year	(1,522)
Additions related to acquisitions	(523)
Balance at December 31, 2019	$(16,546)
Additions for tax positions of prior years	(661)
Reduction for tax positions of prior years	11
Additions for tax positions of the current year	(2,340)
Balance at December 31, 2020	$(19,536)

Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019, and 2018 were $19.5 million, $16.6 million, and $13.2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
Our policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During 2020, 2019, and 2018 we recognized income tax expense on interest and penalties of $733,000, $806,000, and $655,000 respectively, in connection with our unrecognized tax benefits. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months.
We are subject to taxation in the United States, various state jurisdictions, and various foreign jurisdictions. We are subject to income tax examination by US and state tax authorities for the calendar year ended December 31, 2016 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the amount of the net operating losses and credits utilized in open tax years.
As of December 31, 2020, taxes were not provided for an immaterial amount of cumulative earnings of the foreign subsidiaries as we have invested or expect to invest the undistributed earnings indefinitely. If these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, the unremitted earnings could be subject to withholding taxes and certain state taxes. Due to the complexities in the laws of foreign jurisdictions and assumptions that would have to be made, it is not practical to estimate the amount of foreign withholding or state taxes associated with such unremitted earnings.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law in the US to provide certain relief as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.    Employee Stock Plans
    Stock Incentive Plans
Our 1999 Stock Incentive Plan (the “1999 Plan”), which became effective in June 1999, was the successor to the 1998 Stock Plan (the “1998 Plan”). Upon approval of the 1999 Plan, all outstanding options under the 1998 Plan were transferred to the 1999 Plan, and no further option grants were made under the 1998 Plan. All outstanding options under the 1998 Plan continue to be governed by the terms and conditions of the existing option agreements for those grants, unless our compensation committee decides to extend one or more features of the 1999 Plan to those options. In June 2009, our 1999 Plan expired and no further options grants were made under the 1999 Plan. Our 2010 Equity Incentive Plan (the “2010 Plan”) was approved by our stockholders in June 2010. Under the 2010 Plan, we were initially authorized to issue 3,500,000 shares of common stock and stock units, although “full value” awards (such as restricted stock and restricted stock units) will be counted against the 2010 Plan’s overall limits as two shares (rather than one), while options and stock appreciation rights will be counted as one share. On September 9, 2014, our board of directors approved an amendment (the “2014 Amendment”) to our 2010 Plan, which was approved by our shareholders on June 17, 2015. Pursuant to the 2014 Amendment, the maximum aggregate number of shares of common stock and stock units available for the grant of awards under the 2010 Plan was increased by an additional 2,100,000 shares. On April 28, 2016, our board of directors adopted an amendment (the “2016 Amendment”) to increase the maximum aggregate number of shares of common stock and stock units available for grants by an additional 1,200,000 shares, which was approved by our shareholders on June 13, 2016. On April 25, 2018, our board of directors adopted an amendment (the “2018 Amendment”) to our 2010 Plan, which was approved by our shareholders on June 11, 2018. The 2018 Amendment: (i) increased the maximum aggregate number of shares of common stock and stock units available for the grant of awards under the 2010 Plan by 2,200,000 shares; (ii) extended the term of the 2010 Plan through April 25, 2028; (iii) added a requirement that, except in the case of substitute awards which may be granted in connection with certain business combinations, any awards granted after the effective date of the 2018 Amendment (except for 5% of the shares reserved under the 2010 Plan) shall be granted with a minimum vesting period of at least 12 months, subject to the Compensation Committee's discretionary authority to accelerate such awards in the event of the participant's retirement, death or disability, or upon a change in control of the company; and (iv) prohibits the payment of dividends on awards that are unvested or subject to restrictions. At December 31, 2020, the number of shares of common stock remaining available for future issuance under the equity compensation plans was 304,000 excluding the number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights. Except for the 2014, 2016, and 2018 Amendments to the 2010 Plan described above, the 2010 Plan otherwise remains materially unchanged.
On April 9, 2015, pursuant to the 2014 Amendment, our compensation committee approved additional performance-based stock option grants for certain employees. These additional option awards granted under the 2014 Amendment vest monthly in equal parts over a 36-month period that commenced on the closing of our acquisition of Endicia, except for the awards for a former employee which were fully expensed on an accelerated basis in the third quarter of 2017 based on specific events and circumstances of the employee’s status change to a consultant in the third quarter of 2017. The number of options issued was approximately 175,000. For these awards subject to performance conditions, the fair value per award was fixed at the grant date on June 17, 2015, the date the 2014 Amendment was approved by the shareholders. For the years ended December 31, 2020 and 2019, there was no stock-based compensation expense for these performance-based awards. For the year ended December 31, 2018, the total stock-based compensation expense for these performance-based awards was approximately $878,000.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option activity is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,745	$89.99	8.2 years	$269,018
Granted	851	$221.58
Forfeited or expired	(171)	$139.99
Exercised	(784)	$60.45
Outstanding at December 31, 2018	2,641	$137.88	8.1 years	$104,348
Granted	2,043	$42.77
Forfeited or expired	(350)	$152.17
Exercised	(53)	$57.41
Outstanding at December 31, 2019	4,281	$92.31	8.1 years	$100,494
Granted	191	$204.06
Forfeited or expired	(83)	$135.70
Exercised	(1,496)	$87.35
Outstanding at December 31, 2020	2,893	$101.00	7.6 years	$295,378
Exercisable at December 31, 2020	1,530	$109.74	6.9 years	$141,215

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $196.19 at December 31, 2020, the last trading day of 2020, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

The weighted average fair value of stock options granted for 2020, 2019 and 2018 using the Black-Scholes valuation method are as follows:

	2020	2019	2018
Weighted average fair value of stock options with an exercise price equal to the market price on the grant date	$118.95	$23.64	$84.55
Weighted average fair value of stock options with an exercise price greater than the market price on the grant date	—	—	—
Total	$118.95	$23.64	$84.55

Weighted average exercise prices for stock options exercised in 2020 are as follows:

2020
Weighted average exercise price of stock options with an exercise price equal to the market price on the grant date	$87.35
Weighted average exercise price of stock options with an exercise price greater than the market price on the grant date	—
Total weighted average exercise price	$87.35

The weighted average grant date fair value of options vested during 2020, 2019 and 2018 was $34.93, $54.87 and $43.30, respectively. The total intrinsic value of options exercised during 2020, 2019 and 2018 was approximately $205.6 million, $3.5 million and $125.3 million, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the status of our non-vested stock options as of December 31, 2020:

	Non-vested Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value per Option
Non-vested at December 31, 2019	2,614	$34.40
Granted	191	$118.95
Vested	(1,359)	$34.93
Forfeited / Cancelled	(83)	$58.16
Non-vested at December 31, 2020	1,363	$44.25

As of December 31, 2020, there was $58.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2 years.
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
In July 2009, our board of directors amended our ESPP to extend it for a period of ten years beyond its original expiration date of July 31, 2009. Under this amendment, the total shares available for issuance may not increase. In October 2018, the board of directors further amended our ESPP to extend its expiration date for an additional period of ten years to July 31, 2029. As of December 31, 2020 and 2019, we had approximately 1.4 million and 1.5 million shares available for issuance under our ESPP, respectively. Total shares of common stock issued pursuant to the ESPP during 2020, 2019 and 2018 were approximately 80,000, 31,000, and 25,000, respectively.
Savings Plan
We have a savings plan for all eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute any percentage of their pretax salary, but not more than statutory dollar limits. We match participant contributions up to certain limitations. We expensed approximately $2.5 million, $2.0 million, and $1.7 million in 2020, 2019 and 2018, respectively, related to this plan.
In Europe where applicable, we have savings plans for all eligible employees which conform to country-specific regulations. Participating employees may contribute any percentage of their salary, but not more than statutory dollar limits. We match participant contributions up to certain limitations. Matching contributions to these plans were not material in 2020 or 2019.
12.    Commitments and Contingencies
Legal Proceedings
We are subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations, or cash flows.

On February 28, 2019 and March 13, 2019, two putative class action complaints were filed against us in the United States District Court for the Central District of California, Western Division. One of the two putative class actions was dismissed without prejudice, and in the other case, styled as Karinski v. Stamps.com, Inc. et al, Case 2:19-cv-01828 (the “Securities Class Action”), the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. Lead plaintiff filed a consolidated complaint in August 2019, purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and May 8, 2019, alleging violations of the Securities Exchange Act of 1934 based on public disclosures that were purportedly rendered misleading based on certain uses of reseller rates. We filed a motion to dismiss in October 2019, and our motion to dismiss was granted in part and denied in part in January 2020. The Court granted plaintiff's motion for class certification on November 9, 2020, and we have requested that the Court of Appeals permit an appeal from that order. The parties are currently engaged in fact discovery with trial scheduled for March 2022. We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 16, 2019 and May 21, 2019, two purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Western Division, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seeking unspecified damages, attorneys' fees and costs. The two cases were consolidated as In re Stamps.com Stockholder Derivative Litigation, Case 2:19-cv-04272, co-lead plaintiffs and colead counsel were appointed, and the case was subsequently transferred to the United States District Court for the District of Delaware. On February 3, 2021, the case was consolidated with Harvey v. Kenneth T. McBride, et al (described below). We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

On October 3, 2019, a purported shareholder derivative suit was filed against us in a case titled Harvey v. Kenneth T. McBride, et al, Case No. 1:19-cv-01861-CFC, in the United States District Court for the District of Delaware, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, waste of corporate assets, and violations of the Securities Exchange Act of 1934. The Court had entered a stipulation to stay the derivative case pending the outcome of the derivative lawsuit pending in the Delaware Court of Chancery. On February 3, 2021, the Court lifted the stay and consolidated the case with In re Stamps.com Stockholder Derivative Litigation (described above), and vacated a prior order appointing lead counsel. The cases are consolidated as In re Stamps.com Stockholder Derivative Litigation, Case No. 1:19-cv-01861-CFC. We believe that the case is without merit and intend to defend this case vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of December 31, 2020 or 2019.

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

Commitments
Our significant contractual obligations and commercial commitments (other than debt commitments, which are summarized in Note 7 - “Debt”) consist of operating lease obligations as of December 31, 2020. Please see Note 14 - “Leases” for additional information.

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
Beginning October 1, 2020, the Stamps.com segment includes operations in Atlanta, Georgia that were previously reported as part of the Metapack segment. Prior period segment revenues and income (loss) from operations have not been restated as the impact was not material.
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
The following table presents our segment information and includes a reconciliation of income from operations to income before income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Segment revenues
Stamps.com	$695,929	$519,088	$566,580
Metapack	62,051	52,762	20,350
Total revenues	$757,980	$571,850	$586,930

Segment income (loss) from operations
Stamps.com	$205,863	$105,242	$195,409
Metapack	(7,711)	(11,679)	(1,010)
Total income (loss) from operations	$198,152	$93,563	$194,399

Company's total segment income from operations	$198,152	$93,563	$194,399
Foreign currency exchange loss, net	(470)	(506)	(992)
Interest expense	(1,114)	(2,513)	(2,595)
Interest income and other income, net	68	205	102
Income before income taxes	$196,636	$90,749	$190,914

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stamps.com segment income from operations included depreciation and amortization expense of $19.1 million, $20.4 million, and $21.3 million in the years ended December 31, 2020, 2019 and 2018, respectively. Metapack segment loss from operations included depreciation and amortization expense of $6.9 million, $7.5 million, and $2.8 million in years ended December 31, 2020, 2019 and 2018, respectively.
Stamps.com segment income from operations included share-based compensation expense of $36.6 million, $38.2 million, and $33.7 million in years ended December 31, 2020, 2019 and 2018, respectively. Metapack segment loss from operations included share-based compensation expense of $6.9 million, $4.7 million, and $2.6 million in years ended December 31, 2020, 2019 and 2018, respectively.
    Geographic Data
No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the years ended December 31, 2020, 2019, or 2018.
The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Year Ended December 31,
	2020	2019	2018
Revenues
United States	$691,891	$517,987	$564,731
International	66,089	53,863	22,199
Total revenues	$757,980	$571,850	$586,930

14. Leases
The Company's material lease contracts are generally for corporate office space. The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2032.
Operating lease cost was approximately $6.4 million, $4.9 million, and $4.2 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table is a schedule of maturities of operating lease liabilities as of December 31, 2020 (in thousands):

Twelve Month Period Ending December 31,	Operating Lease Obligations
2021	$618
2022	9,643
2023	9,471
2024	6,728
2025	7,096
Thereafter	45,600
Total undiscounted cash flows	79,156
Less amount representing interest	(18,885)
Present value of lease liabilities	$60,271

The table above reflects payments for noncancelable operating leases with initial or remaining terms of one year or more, net of cash reimbursements for tenant improvements which the Company reasonably expects to receive, as of December 31, 2020. The table above does not include obligations for leases that have not yet commenced and does not include lease payments that were not fixed at commencement or modification.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2020, the weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

December 31, 2020
Weighted-average remaining lease term	9.8
Weighted-average discount rate	4.7%

15.    Subsequent Events
We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

16.    Quarterly Information (Unaudited)

	Quarter Ended
	March	June	September	December
	(in thousands except per share data)
Fiscal Year 2020:
Revenues	$151,346	$206,730	$193,917	$205,987
Gross profit	110,966	158,969	149,965	159,264
Income from operations	24,171	61,186	54,622	58,173
Net income	16,494	51,726	63,971	$46,474
Net income per share:
Basic	$0.97	$3.00	$3.59	$2.54
Diluted	$0.91	$2.73	$3.30	$2.36
Weighted average shares outstanding:
Basic	17,064	17,231	17,826	18,267
Diluted	18,189	18,927	19,406	19,706

Fiscal Year 2019:
Revenues	$136,003	$138,773	$136,172	$160,902
Gross profit	99,664	102,332	97,970	116,668
Income from operations	23,241	22,425	15,651	32,246
Net income	15,755	13,992	9,148	20,334
Net income per share:
Basic	$0.90	$0.81	$0.53	$1.19
Diluted	$0.87	$0.79	$0.52	$1.13
Weighted average shares outstanding:
Basic	17,547	17,291	17,144	17,064
Diluted	18,015	17,809	17,441	17,923

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in our Annual Report on Form 10-K.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on the 26th day of February 2021.
STAMPS.COM INC.
By:     /s/ KENNETH MCBRIDE
Kenneth McBride
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KENNETH MCBRIDE Kenneth McBride	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
/s/ JEFF CARBERRY Jeff Carberry	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
* Mohan P. Ananda	Director	February 26, 2021
* David Habiger	Director	February 26, 2021
* G. Bradford Jones	Director	February 26, 2021
* Katie Ann May	Director	February 26, 2021
* Theodore R. Samuels	Director	February 26, 2021

*By Kenneth McBride as Attorney-in-fact.