Form 10-Q
period 2021-03-31
STAMPS.COM INC
filed 2021-05-07
CIK 1082923

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
For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 18,319,142 shares of the Registrant's Common Stock outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$567,471	$443,552
Accounts receivable, net	47,600	63,308
Current income taxes	610	8,035
Prepaid expenses	14,467	17,480
Other current assets	68,645	86,319
Total current assets	698,793	618,694
Property and equipment, net	36,021	32,887
Goodwill	390,353	388,753
Intangible assets, net	120,635	125,254
Deferred income taxes, net	26,371	26,378
Lease right-of-use assets	56,348	58,506
Other assets	20,734	46,827
Total assets	$1,349,255	$1,297,299
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other current liabilities	$230,962	$215,967
Deferred revenue	7,411	7,833
Current portion of lease right-of-use liabilities	4,956	6,285
Total current liabilities	243,329	230,085
Deferred income taxes, net	7,701	7,524
Long-term portion of lease right-of-use liabilities	54,894	53,986
Other liabilities	32,709	31,585
Total liabilities	338,633	323,180
Commitments and contingencies (Note 2)
Stockholders' equity:
Common stock, $0.001 par value per share; Authorized shares: 47,500 in 2021 and 2020; Issued shares: 34,906 in 2021 and 34,707 in 2020; Outstanding shares: 18,369 in 2021 and 18,306 in 2020	57	57
Additional paid-in capital	1,302,865	1,276,484
Treasury stock, at cost, 16,537 shares in 2021 and 16,401 shares in 2020	(675,163)	(648,132)
Retained earnings	363,850	329,606
Accumulated other comprehensive income (loss)	19,013	16,104
Total stockholders' equity	1,010,622	974,119
Total liabilities and stockholders' equity	$1,349,255	$1,297,299

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Service	$179,020	$139,136
Product	5,513	5,956
Insurance	4,557	3,180
Customized postage	—	3,074
Total revenues	189,090	151,346
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	41,375	36,527
Product	1,848	1,738
Customized postage	—	2,115
Total cost of revenues	43,223	40,380
Gross profit	145,867	110,966
Operating expenses:
Sales and marketing	43,866	37,004
Research and development	28,510	21,323
General and administrative	29,170	28,468
Total operating expenses	101,546	86,795
Income from operations	44,321	24,171
Foreign currency exchange gain (loss), net	(89)	(138)
Interest expense	(95)	(467)
Interest income and other income (loss), net	28	26
Income before income taxes	44,165	23,592
Income tax (benefit) expense	9,921	7,098
Net income	$34,244	$16,494
Net income per share:
Basic	$1.86	$0.97
Diluted	$1.74	$0.91
Weighted average shares outstanding:
Basic	18,362	17,064
Diluted	19,644	18,189

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$34,244	$16,494
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,909	(14,727)
Comprehensive income	$37,153	$1,767

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	18,306	$57	$1,276,484	$(648,132)	$329,606	$16,104	$974,119
Net income	—	—	—	—	34,244	—	34,244
Other comprehensive income (loss)	—	—	—	—	—	2,909	2,909
Stock-based compensation expense	—	—	8,690	—	—	—	8,690
Exercise of stock options	186	—	15,237	—	—	—	15,237
Shares issued under the Employee Stock Purchase Plan	13	—	2,454	—	—	—	2,454
Stock repurchase	(136)	—	—	(27,031)		—	(27,031)
Balance at March 31, 2021	18,369	$57	$1,302,865	$(675,163)	$363,850	$19,013	$1,010,622

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	17,029	$56	$1,098,426	$(593,511)	$150,941	$9,713	$665,625
Net income	—	—	—	—	16,494	—	16,494
Other comprehensive income (loss)	—	—	—	—	—	(14,727)	(14,727)
Stock-based compensation expense	—	—	10,725	—	—	—	10,725
Exercise of stock options	103	—	8,818	—	—	—	8,818
Shares issued under the Employee Stock Purchase Plan	50	—	1,950	—	—	—	1,950
Stock repurchase	(80)	—	—	(8,577)	—	—	(8,577)
Balance at March 31, 2020	17,102	$56	$1,119,919	$(602,088)	$167,435	$(5,014)	$680,308

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$34,244	$16,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,443	6,588
Stock-based compensation expense	8,690	10,725
Accretion of debt issuance costs	96	93
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	15,966	18,645
Prepaid expenses	3,071	3,102
Other current assets	17,675	(6,110)
Current income taxes	7,438	69
Lease right-of-use assets	2,238	1,024
Other assets	26,003	(7,304)
Deferred revenue	(460)	(18)
Lease right-of-use liabilities	(497)	(827)
Other liabilities	1,169	929
Accounts payable and other current liabilities	14,938	3,248
Net cash provided by operating activities	137,014	46,658

Investing activities:
Acquisition of property and equipment	(1,233)	(1,921)
Net cash used in investing activities	(1,233)	(1,921)

Financing activities:
Net proceeds from (repayments of) short-term financing obligations	(2,636)	15,665
Principal payments on term loan	—	(3,093)
Proceeds from exercise of stock options	15,237	8,818
Issuance of common stock under Employee Stock Purchase Plan	2,454	1,950
Repurchase of common stock	(27,031)	(8,577)
Net cash provided by (used in) financing activities	(11,976)	14,763
Effect of exchange rate changes	114	(183)
Net increase (decrease) in cash and cash equivalents	123,919	59,317
Cash and cash equivalents at beginning of period	443,552	156,307
Cash and cash equivalents at end of period	$567,471	$215,624

Supplemental information:
Capital expenditures accrued but not paid at period end	$3,138	$—
Cash paid for amounts included in the measurement of lease liabilities included in cash provided by operating activities	$857	$1,275
Lease liabilities arising from obtaining right-of-use assets	$—	$852

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (US) generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. We recommend that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of March 31, 2021, our results of operations for the three months ended March 31, 2021, and our cash flows for the three months ended March 31, 2021. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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
The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the consolidated financial statements for the period ended March 31, 2021. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.

Accounts Receivable

Our accounts receivable relate to mailing and shipping services, postage purchasing and invoicing, branded insurance provided to customers prior to billing, and other receivables.
We maintain an allowance for credit losses for expected uncollectible accounts which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations.
We evaluate collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known collectability issues. The evaluation is based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, an allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible. We recognize allowances for credit losses for all other customers based on either the age of the receivable or applying a loss rate method which incorporates historical experience and an evaluation of macroeconomic factors, including the estimated impact of COVID-19 on the collectability of our accounts receivable.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As additional information becomes available to us, our future assessment of our allowance for credit losses could materially and adversely impact our consolidated financial statements in future reporting periods.
There were no material write offs or recoveries against the allowance for uncollectible accounts during fiscal 2021 and 2020, respectively.
The allowance for credit losses on accounts receivable was approximately $9.1 million and $11.9 million as of March 31, 2021 and December 31, 2020, respectively.
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
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $5.9 million of revenue recognized in the three months ended March 31, 2021 was included in the deferred revenue balance at December 31, 2020. Approximately $6.4 million of revenue recognized in the three months ended March 31, 2020 was included in the deferred revenue balance at December 31, 2019.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. When drawn, the Company's outstanding debt held by third party financial institutions is carried at cost, adjusted for debt issuance costs. When drawn, the Company's debt is not publicly traded and the carrying amount typically approximates fair value for debt that accrues interest at a variable rate for companies with similar financial characteristics as the Company, which are considered Level 2 fair value inputs as defined in Note 7 - "Fair Value Measurements" in our consolidated financial statements.
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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative or quantitative assessment. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform a quantitative assessment, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference is recognized as an impairment loss. As of March 31, 2021, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis. No instances of impairment to the Company's goodwill were identified during our October 1, 2020 review.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2021, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis. The Company concluded that it was more likely than not the fair value of each of the Company's intangible assets not subject to amortization was in excess of its respective carrying value during our October 1, 2020 review.
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

Other Current Assets
Other current assets principally consist of prepayments for postage and shipping labels and inventory. Prepayments for postage and shipping labels totaled $64.5 million at March 31, 2021 and $82.4 million at December 31, 2020, respectively.
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
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements during the three months ended March 31, 2021 or March 31, 2020, respectively.
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
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the three months ended March 31, 2021 or March 31, 2020, respectively.

Segment Information

Our operations consist of two segments: Stamps.com and Metapack. Please see Note 9 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt as described in Note 12 - "Debt," to fund certain Company operations. Short-term financing obligations are included in accounts payable and other current liabilities in the accompanying consolidated balance sheets. As of March 31, 2021, we had $12.4 million in short-term financing obligations and $57.6 million of unused credit. As of December 31, 2020, we had $15.1 million in short-term financing obligations and $57.0 million of unused credit.

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
Treasury Stock

During the three months ended March 31, 2021 and March 31, 2020, we repurchased approximately 136,000 shares and 80,000 shares for $27.0 million and $8.6 million, respectively.

Accounting Guidance Adopted in 2021

Income Taxes

In December 2019, the FASB issued ASU 2019-12, a standard which eliminates certain exceptions to the general principles of ASC Topic 740 Income Taxes. The guidance became effective for the Company on January 1, 2021. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Guidance Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued 2020-04, optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The new standard provides expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as the London Interbank Offered Rate (LIBOR), to alternative reference rates, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates on our Amended and Restated Credit Agreement, as described in Note 12 - "Debt", but do not expect a significant impact to our operating results, financial position or cash flows.

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

On February 28, 2019 and March 13, 2019, two putative class action complaints were filed against us in the United States District Court for the Central District of California, Western Division. One of the two putative class actions was dismissed without prejudice, and in the other case, styled as Karinski v. Stamps.com, Inc. et al, Case 2:19-cv-01828 (the “Securities Class Action”), the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. Lead plaintiff filed a consolidated complaint in August 2019, purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and May 8, 2019, alleging violations of the Securities Exchange Act of 1934 based on public disclosures that were purportedly rendered misleading based on certain uses of reseller rates. We filed a motion to dismiss in October 2019, and our motion to dismiss was granted in part and denied in part in January 2020. The Court granted plaintiff's motion for class certification on November 9, 2020, and the Court of Appeals granted our request to appeal that order on March 10, 2021. The parties are currently engaged in fact discovery with trial scheduled for March 2022. We believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On May 16, 2019 and May 21, 2019, two purported shareholder derivative suits were filed in the United States District Court for the Central District of California, Western Division, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Securities Exchange Act of 1934, and seeking unspecified damages, attorneys' fees and costs. The two cases were consolidated as In re Stamps.com Stockholder Derivative Litigation, Case 2:19-cv-04272 and co-lead plaintiffs and co-lead counsel were appointed, and the case was subsequently transferred to the United States District Court for the District of Delaware. On February 3, 2021, the case was consolidated with Harvey v. Kenneth T. McBride, et al (described below). The defendants believe that the case is without merit and intend to defend it vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On August 19, 2019, a purported shareholder derivative suit was filed against us in a case titled City of Cambridge Retirement System v. Kenneth T. McBride, et al, Case No. 2019-0658-AGB, in the Delaware Court of Chancery, alleging breaches of fiduciary duties by officers and/or directors, insider trading, waste of corporate assets, and unjust enrichment. We filed a motion to dismiss in October 2019, and our motion to dismiss was granted in part and denied in part in March 2021. The defendants believe that the case is without merit and intend to defend this case vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

On October 3, 2019, a purported shareholder derivative suit was filed against us in a case titled Harvey v. Kenneth T. McBride, et al, Case No. 1:19-cv-01861-CFC, in the United States District Court for the District of Delaware, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, waste of corporate assets, and violations of the Securities Exchange Act of 1934. The Court had entered a stipulation to stay the derivative case pending the outcome of the derivative lawsuit pending in the Delaware Court of Chancery. On February 3, 2021, the Court lifted the stay and consolidated the case with In re Stamps.com Stockholder Derivative Litigation (described above), and vacated a prior order appointing lead counsel. The cases are consolidated as In re Stamps.com Stockholder Derivative Litigation, Case No. 1:19-cv-01861-CFC. The defendants believe that the case is without merit and intend to defend this case vigorously. Due to the early stage of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of March 31, 2021 or December 31, 2020, respectively.

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

Commitments

Our significant contractual obligations and commercial commitments (other than debt commitments, which are summarized in Note 12 - "Debt") consist of operating lease obligations as of March 31, 2021. Please see Note 10 - “Leases” for additional information.

3.    Net Income per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income	$34,244	$16,494

Basic - weighted average common shares	18,362	17,064
Dilutive effect of common stock equivalents	1,282	1,125
Diluted - weighted average common shares	19,644	18,189

Earnings per share:
Basic	$1.86	$0.97
Diluted	$1.74	$0.91

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Anti-dilutive stock options	449	1,527

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Stock-Based Compensation

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense relating to:
Stock options	$8,136	$10,242
Employee stock purchases	554	483
Total stock-based compensation expense	$8,690	$10,725
Stock-based compensation expense relating to:
Cost of revenues	$921	$919
Sales and marketing	2,162	2,307
Research and development	2,990	2,878
General and administrative	2,617	4,621
Total stock-based compensation expense	$8,690	$10,725

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for stock options granted in the periods indicated:

	Three Months Ended March 31,
	2021	2020
Expected dividend yield	—%	—%
Risk-free interest rate	0.2%	1.3%
Expected volatility	89.6%	82.4%
Expected life (in years)	3.3	3.3

5.    Goodwill and Intangible Assets

The following table summarizes goodwill as of December 31, 2020 and March 31, 2021 (in thousands):

	Stamps.com Segment	Metapack Segment	Total
Goodwill balance at December 31, 2020	$241,984	$146,769	$388,753
Foreign currency translation	—	1,600	1,600
Goodwill balance at March 31, 2021	$241,984	$148,369	$390,353

Beginning October 1, 2020, the Stamps.com segment includes operations in Atlanta, Georgia that were previously reported as part of the Metapack segment. All prior periods have been updated to conform to current year presentation of goodwill by segment.

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $233.4 million at March 31, 2021 and $232.3 million at December 31, 2020.  Non-amortizable assets of $11.4 million as of both March 31, 2021 and December 31, 2020 consist primarily of the trade name relating to the Endicia acquisition.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our amortizable intangible assets as of March 31, 2021 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and others	$8,195	$8,195	$—	0.0
Customer relationships	113,934	63,069	50,865	6.7
Technology	83,870	35,295	48,575	8.3
Non-compete	2,211	2,157	54	0.2
Trademarks and trade names	13,808	4,056	9,752	8.2
Total amortizable intangible assets at March 31, 2021	$222,018	$112,772	$109,246	7.4

The following table summarizes our amortizable intangible assets as of December 31, 2020 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and others	$8,195	$8,195	$—	0.0
Customer relationships	113,398	59,762	53,636	7.0
Technology	83,427	33,248	50,179	8.5
Non-compete	2,211	2,104	107	0.5
Trademarks and trade names	13,689	3,746	9,943	8.4
Total amortizable intangible assets at December 31, 2020	$220,920	$107,055	$113,865	7.7

We recorded amortization of intangible assets totaling approximately $5.5 million for the three months ended March 31, 2021. We recorded amortization of intangible assets totaling approximately $5.5 million for the three months ended March 31, 2020. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of operations.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending March 31,	Estimated Amortization Expense
2022	$17,475
2023	10,525
2024	10,082
2025	8,993
2026	7,019
Thereafter	55,152
Total	$109,246

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    Income Taxes

Our income tax expense was $9.9 million for the three months ended March 31, 2021. Our income tax expense was $7.1 million for the three months ended March 31, 2020. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock awards.

As of March 31, 2021 and December 31, 2020, we have recorded a valuation allowance of $2.6 million and $2.5 million, respectively, against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized.

7.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$567,471	$567,471	$—	$—
Total	$567,471	$567,471	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$443,552	$443,552	$—	$—
Total	$443,552	$443,552	$—	$—

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at March 31, 2021 and December 31, 2020. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At March 31, 2021 and December 31, 2020, we had no material investments.

The following tables summarize our cash and cash equivalents as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$560,638	$—	$—	$560,638
Money market	6,833	—	—	6,833
Cash and cash equivalents	$567,471	$—	$—	$567,471

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$436,720	$—	$—	$436,720
Money market	6,832	—	—	6,832
Cash and cash equivalents	$443,552	$—	$—	$443,552

9.    Segment Information and Geographic Data

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents our segment information and includes a reconciliation of income from operations to income before income taxes (in thousands):

	Three Months Ended March 31,
	2021	2020
Segment revenues
Stamps.com	$172,610	$137,545
Metapack	16,480	13,801
Total revenues	$189,090	$151,346

Segment income (loss) from operations
Stamps.com	$44,482	28,227
Metapack	(161)	(4,056)
Total income from operations	$44,321	$24,171

Company's total segment income from operations	$44,321	$24,171
Foreign currency exchange gain (loss), net	(89)	(138)
Interest expense	(95)	(467)
Interest income and other income (loss), net	28	26
Income before income taxes	$44,165	$23,592

Stamps.com segment income from operations included depreciation and amortization expense of $4.7 million and $4.9 million in the three months ended March 31, 2021 and March 31, 2020, respectively. Metapack segment loss from operations included depreciation and amortization expense of $1.7 million and $1.7 million during the three months ended March 31, 2021 and March 31, 2020, respectively.
Stamps.com segment income from operations included share-based compensation expense of $7.0 million and $9.0 million in the three months ended March 31, 2021 and March 31, 2020, respectively. Metapack segment loss from operations included share-based compensation expense of $1.7 million and $1.7 million during the three months ended March 31, 2021 and March 31, 2020, respectively.
Geographic Data

No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the three months ended March 31, 2021 or March 31, 2020.

The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended March 31,
	2021	2020
Revenues
United States	$170,987	$137,070
International	18,103	14,276
Total revenues	$189,090	$151,346

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    Leases

The Company's material lease contracts are generally for corporate office space. The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2032.

Operating lease cost for the three months ended March 31, 2021 was approximately $2.6 million. Operating lease cost for the three months ended March 31, 2020 was approximately $1.2 million.

The following table is a schedule of maturities of operating lease liabilities as of March 31, 2021 (in thousands):

Twelve Month Period Ending March 31,	Operating Lease Obligations
2022	$1,920
2023	9,637
2024	8,809
2025	6,724
2026	7,074
Thereafter	43,848
Total undiscounted cash flows	78,012
Less amount representing interest	(18,162)
Present value of lease liabilities	$59,850

The table above reflects payments for noncancelable operating leases with initial or remaining terms of one year or more, net of cash reimbursements for tenant improvements which the Company reasonably expects to receive, as of March 31, 2021. The table above does not include obligations for leases that have not yet commenced and does not include lease payments that were not fixed at commencement or modification.

As of March 31, 2021, the weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

March 31, 2021
Weighted-average remaining lease term	9.8
Weighted-average discount rate	4.7%

11.    Accounts Payable and Other Current Liabilities
The following table summarizes our accounts payable and other current liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable	78,654	$69,912
Customer prepayments for postage and shipping labels	93,131	92,852
Income taxes payable	8,782	7,268
Payroll and related accruals	36,175	29,108
Short-term financing obligations	12,435	15,071
Other accruals	1,785	1,756
Accounts payable and other current liabilities	$230,962	$215,967

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    Debt

During the second quarter of 2020, the Company repaid the existing term loan balance outstanding under the Credit Agreement dated November 18, 2015. The optional prepayment satisfied the $47.5 million term loan balance, gross of debt issuance costs, in full.
Revolving Credit Facility
On June 29, 2020, we entered into a $130 million revolving credit facility under an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with a group of banks. Our Amended and Restated Credit Agreement matures on June 29, 2022 (the “Maturity Date”). The Amended and Restated Credit Agreement contains an option, subject to certain conditions, to arrange with existing lenders and/or new lenders to provide up to an aggregate of an additional $75 million in revolving loans. The Amended and Restated Credit Agreement is secured by substantially all of our assets.
In connection with entering into the Amended and Restated Credit Agreement, we incurred approximately $762,000 in creditor and third-party fees which were recorded as deferred expense and are being amortized as interest expense over the two year life of the Amended and Restated Credit Agreement.
There were no amounts drawn on the revolving credit facility as of March 31, 2021 or December 31, 2020. Because we have a letter of credit outstanding totaling approximately $60,000 relating to a facility lease, we have approximately $129.9 million of available and unused borrowings under the revolving credit facility as of March 31, 2021.
Borrowings under the Amended and Restated Credit Agreement are payable on the Maturity Date. The borrowings bear interest, at our option, at the base rate, as defined, plus an applicable margin or at LIBOR plus an applicable margin, in each case such margin will be between 1.25% and 3.00% and is determined by certain financial measures. We will also pay commitment fees on the average daily unused portion of the revolving credit facility, as defined, based upon certain financial measures through the Maturity Date in addition to other fees customary to a credit facility of this size and type.
We are subject to certain customary affirmative and negative covenants under our Amended and Restated Credit Agreement, including quarterly financial covenants such as a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio, as defined therein. As of March 31, 2021, we were in compliance with the covenants of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Amended and Restated Credit Agreement imposes certain requirements in order for us to make any dividend payments. As of March 31, 2021, we were in compliance with these financial covenants.
Potential Impact of LIBOR Transition
The Chief Executive of the UK Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to the end of 2021.
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

Please refer to the risk factors under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2020, as well as those described elsewhere in this Report (if any) and in our other public filings.  Some important factors which could cause actual results to differ materially from those in the forward-looking statements include: (i) direct and indirect effects of the ongoing COVID-19 pandemic and any changes or end to it; (ii) our ability to monetize our customers’ transactions with carriers, including uncertainties regarding the duration, renegotiation and ultimate impact of existing and potential future arrangements with carriers and partners and our success in implementing our strategy over the long term, (iii) our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, (iv) our ability to diversify our relationships with carriers, (v) the impact of foreign exchange fluctuations and geopolitical risks, and (vi) other important factors that are detailed in our filings with the Securities and Exchange Commission made from time to time. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Without limiting the foregoing, the significant and unprecedented uncertainty regarding the business and economic impact of the ongoing COVID-19 pandemic (as well as the impact of efforts of governments, businesses and individuals to mitigate the effects of such pandemic) on us, our customers, our carrier and integration partners and the global economy, makes it particularly difficult to predict the nature and extent of impacts on demand for our products and services, making our business outlook subject to considerable uncertainty. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of the other risks we face. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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
Multi-Carrier Shipping Solutions
As part of our mailing and shipping business, we offer our industry leading domestic and international multi-carrier e-commerce shipping solutions. Our multi-carrier solutions collectively enable our customers to print approved shipping labels for more than 350 regional, national and international carriers and integrate with more than 300 partners including shopping carts, marketplaces, e-commerce tools and various other software products. Our multi-carrier solutions also provide our customers with access to discounted carrier rates, including with USPS and UPS®.
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
Branded Insurance
As part of our mailing and shipping services, we offer branded insurance for packages to our customers in an integrated, online process that eliminates any trips to retail carrier locations or the need to complete any special forms. Our branded insurance, which is provided by third party insurance providers with which we contract, is offered by certain brands including Stamps.com, Endicia, ShippingEasy, ShipEngine, ShipStation, and ShipWorks as part of their solutions.
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
We experienced a net financial benefit in the first quarter of 2021 resulting from continued increased shipping volume and newly acquired customer subscription fees compared to prior years which we believe is related to shelter in place orders. We cannot predict how long these circumstances will continue, and it should not be assumed that they will yield any net financial benefit to us beyond the first quarter of 2021. Further, it is not possible to determine the duration and scope of the pandemic, including any recurrence, the actions taken in response to the pandemic, the scale and rate of economic change from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. See "Risk Factors - Risks Related to COVID-19" within Item 1A in our Annual Report on Form 10-K, filed with the SEC on February 26, 2021, for a discussion of some of the risks posed by the COVID-19 pandemic, and uncertainties we, our customers, business partners, and the national and global economies face as a result.

Results of Operations

Three Months Ended March 31, 2021 and March 31, 2020

Total revenue increased 25% to $189.1 million in the three months ended March 31, 2021 from $151.3 million in the three months ended March 31, 2020. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $189.1 million in the three months ended March 31, 2021, an increase of 28% from $148.3 million in the three months ended March 31, 2020. The USPS eliminated its customized postage program and also revoked our authorization to offer products pursuant to that program effective June 16, 2020. Therefore, customized postage revenue decreased 100% to $0 in the three months ended March 31, 2021 from $3.1 million in the three months ended March 31, 2020.

Revenue by Segment

The following table sets forth the revenue by segment for the three months ended March 31, 2021 and March 31, 2020 and the resulting percentage change (revenue in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Segment revenues
Stamps.com	$172,610	$137,545	25.5%
Metapack	16,480	13,801	19.4%
Total revenues	$189,090	$151,346	24.9%

The majority of the 25% increase in total revenue is due to a 25% increase in total revenue from the Stamps.com operating segment.

Consolidated Revenue

The following table sets forth the breakdown of revenue for the three months ended March 31, 2021 and March 31, 2020 and the resulting percentage change (revenue in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Revenues
Service	$179,020	$139,136	28.7%
Product	5,513	5,956	(7.4)%
Insurance	4,557	3,180	43.3%
Mailing and shipping revenue	189,090	148,272	27.5%
Customized postage	—	3,074	(100.0)%
Total revenues	$189,090	$151,346	24.9%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average monthly revenue per paid customer (ARPU) as one-third of quarterly mailing and shipping revenue divided by paid customers.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter
2021	991
2020	777

The following table sets forth the change in paid customers and ARPU for our mailing and shipping business (in thousands except ARPU and percentage):

	Three Months Ended March 31,
	2021	2020	% Change
Paid customers for the quarter	991	777	27.5%
ARPU	$63.58	$63.60	—%
Mailing and shipping revenue	$189,090	$148,272	27.5%

The number of paid customers increased by 27.5% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as a result of our customer acquisition efforts which we believe were positively impacted by shelter in place orders.

Our ARPU in the three months ended March 31, 2021 remained consistent with ARPU in the three months ended March 31, 2020. The relative consistency of ARPU was due to an increase in revenue among our shipping customers, offset by disproportionate growth in the number of our mailing customers, who generally have much lower ARPUs than our shipping customers.

Revenue by Product

The following table shows the components of our revenues and their respective percentages of our total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2021	2020
Revenues
Service	$179,020	$139,136
Product	5,513	5,956
Insurance	4,557	3,180
Customized postage	—	3,074
Total revenues	$189,090	$151,346
Revenue as a percentage of total revenues
Service	94.7%	91.9%
Product	2.9%	4.0%
Insurance	2.4%	2.1%
Customized postage	—%	2.0%
Total revenue	100.0%	100.0%

Our revenue is derived primarily from five sources: (1) service and transaction related revenues from our mailing services, our multi-carrier shipping services, and our mailing and shipping integrations; (2) product revenue from the direct sale of consumables and supplies through our supplies stores; (3) package insurance revenue from our branded insurance offerings; (4) customized postage revenue from the sale of customized postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers. Other revenue was not material to our consolidated financial statements in the three months ended March 31, 2021 and March 31, 2020.

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
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in the three months ended March 31, 2021 or March 31, 2020, respectively.
Customers may purchase delivery services from carriers through our mailing and shipping solutions. When funds are transferred directly from customers to the carrier, these funds are not recognized as revenue. We also provide mailing and shipping services for which the cost of postage or delivery is included in the cost of the service and, therefore, is recognized as service revenue.
Service revenue increased 29% to $179.0 million in the three months ended March 31, 2021 from $139.1 million in the three months ended March 31, 2020. The increase in service revenue during the three months ended March 31, 2021 was driven by the growth in our shipping business where we have the ability to better monetize shipping volume as compared to monthly flat rate subscription fees, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders, in addition to increased recurring monthly subscription revenues from newly acquired customers.

Product revenue decreased 7% to $5.5 million in the three months ended March 31, 2021 from $6.0 million in the three months ended March 31, 2020. Product revenue is primarily driven by label sales, such as NetStamps, which are used for mailing. The decrease in product revenue in the three months ended March 31, 2021 was not material to the consolidated financial statements.

Insurance revenue increased 43% to $4.6 million in the three months ended March 31, 2021 from $3.2 million in the three months ended March 31, 2020. The increase in insurance revenue in the three months ended March 31, 2021 was not material to the consolidated financial statements.

There was no customized postage revenue in the three months ended March 31, 2021 due to the elimination of the program by the United States Postal Service effective June 16, 2020. The Company does not expect material customized postage revenue or cost of revenue after June 2020.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended March 31,
	2021	2020
Cost of revenues
Service	$41,375	$36,527
Product	1,848	1,738
Customized postage	—	2,115
Total cost of revenues	$43,223	$40,380
Cost as percentage of associated revenue
Service	23.1%	26.3%
Product	33.5%	29.2%
Customized postage	—%	68.8%
Total cost as a percentage of total revenues	22.9%	26.7%

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
Cost of service revenue increased 13% to $41.4 million in the three months ended March 31, 2021 from $36.5 million in the three months ended March 31, 2020. The increase in cost of service revenue in the three months ended March 31, 2021 was primarily attributable to higher system operating and customer service costs to support our growing business.

Cost of service revenue as a percent of service revenue decreased to 23% in the three months ended March 31, 2021 from 26% in the three months ended March 31, 2020. The decrease in cost of service revenue as a percent of service revenue in the three months ended March 31, 2021 was due to the increase in service revenue as described above.

Cost of product revenue increased 6% to $1.8 million in the three months ended March 31, 2021 from $1.7 million in the three months ended March 31, 2020. The increase in cost of product revenue in the three months ended March 31, 2021 was not material to the consolidated financial statements.

Cost of product revenue as a percent of product revenue increased to 34% in the three months ended March 31, 2021 from 29% in the three months ended March 31, 2020. The increase in cost of product revenue as a percent of product revenue in the three months ended March 31, 2021 was not material to the consolidated financial statements.

For the three months ended March 31, 2021, we had no customized postage revenue and no cost of customized postage revenue for the reason described above.

Income (Loss) from Operations by Segment

The following table sets forth income (loss) from operations and the resulting percentage change by segment for the three months ended March 31, 2021 and March 31, 2020 (in thousands, except percentage):

	Three Months Ended March 31,
	2021	2020	% Change
Segment income (loss) from operations
Stamps.com	$44,482	$28,227	57.6%
Metapack	(161)	(4,056)	96.0%
Total income from operations	$44,321	$24,171	83.4%

Our Stamps.com segment income from operations increased by 58% to $44.5 million in the three months ended March 31, 2021 from $28.2 million in the three months ended March 31, 2020. The increase in our segment income from operations for the three months ended March 31, 2021 was primarily due to the 25% increase in total revenue from the Stamps.com operating segment, partially offset by the following items described further in the preceding or following sections: (a) the increase in cost of service revenue primarily attributable to higher system operating and customer service costs to support our growing business; (b) the increase in discretionary and sales volume-based partner marketing spend; (c) the increase in research and development headcount-related expenses including stock-based compensation; and (d) the increase in sales and marketing headcount-related expenses including stock-based compensation.

Our Metapack segment loss from operations decreased to $0.2 million in the three months ended March 31, 2021 from $4.1 million in the three months ended March 31, 2020. The change in Metapack segment loss from operations in the three months ended March 31, 2021 was primarily due to the 19.4% increase in total revenue from the Metapack operating segment for the three months ended March 31, 2021 which was primarily attributable to the growth in our shipping business, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place orders.

Consolidated Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentages):

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Sales and marketing	$43,866	$37,004
Research and development	28,510	21,323
General and administrative	29,170	28,468
Total operating expenses	$101,546	$86,795
Operating expenses as a percent of total revenues:
Sales and marketing	23.2%	24.4%
Research and development	15.1%	14.1%
General and administrative	15.4%	18.8%
Total operating expenses as a percentage of total revenues	53.7%	57.3%

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
Sales and marketing expense increased 19% to $43.9 million in the three months ended March 31, 2021 from $37.0 million in the three months ended March 31, 2020. The increase during the three months ended March 31, 2021 was primarily attributable to a $4.0 million increase in discretionary and sales volume-based partner marketing spend and a $2.6 million net increase in headcount-related expenses including stock-based compensation.

Sales and marketing expense as a percent of total revenue decreased to 23% in the three months ended March 31, 2021 from 24% in the three months ended March 31, 2020. The decrease in sales and marketing expense as a percent of total revenue was primarily attributable to increased total revenue in excess of increased sales and marketing expense.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.

Research and development expense increased 34% to $28.5 million in the three months ended March 31, 2021 from $21.3 million in the three months ended March 31, 2020. The increase during the three months ended March 31, 2021 was primarily attributable to a $3.9 million net increase in headcount-related expenses including stock-based compensation with the majority of the remaining increase due to increases in consulting services and third party software expense. The increases in headcount-related expenses were incurred to support our expanded product offerings and technology infrastructure investments.

Research and development expense as a percent of total revenue increased to 15% in the three months ended March 31, 2021 from 14% in the three months ended March 31, 2020. The increase in R&D expense as a percent of total revenue was primarily due to the increase in headcount-related expenses.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense increased 2% to $29.2 million in the three months ended March 31, 2021 from $28.5 million in the three months ended March 31, 2020. The change during the three months ended March 31, 2021 was not material to the consolidated financial statements.

General and administrative expense as a percent of total revenue decreased to 15% in the three months ended March 31, 2021 from 19% in the three months ended March 31, 2020. The decrease in general and administrative expense as a percent of total revenue was primarily attributable to increased revenue in excess of increased general and administrative expense.

Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange losses, net of $89,000 in the three months ended March 31, 2021 and $138,000 in the three months ended March 31, 2020 were not material to the consolidated financial statements.
Interest Income and Other Income

Interest income and other income primarily consists of interest income from cash and cash equivalents. Interest income and other income increased to $28,000 in the three months ended March 31, 2021 from $26,000 in the three months ended March 31, 2020. Interest and other income is not material to the consolidated financial statements.

Interest Expense

Through June 30, 2020, interest expense consists of interest expense from the debt under our credit facility dated November 18, 2015 and the associated accretion of debt issuance costs. During the second quarter of 2020, the Company repaid the existing debt. See Note 12 - "Debt" in our Notes to Consolidated Financial Statements and Liquidity and Capital Resources below for further description. Interest expense decreased to $95,000 in the three months ended March 31, 2021 from $467,000 in the three months ended March 31, 2020 as it reflects only accretion of creditor and third-party fees associated with the Amended and Restated Credit Agreement.

Provision for Income Taxes

Our income tax expense was $9.9 million and $7.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, and tax benefits from research and development tax credits and exercises of stock-based awards.

See Note 6 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Changes in cash and cash equivalents for the three months ended March 31, 2021 and March 31, 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$137,014	$46,658	$90,356
Net cash used in investing activities	(1,233)	(1,921)	688
Net cash provided by (used in) financing activities	(11,976)	14,763	(26,739)
Effect of exchange rate changes	114	(183)	297
Net increase (decrease) in cash and cash equivalents	$123,919	$59,317	$64,602

As of March 31, 2021 and December 31, 2020, we had $567.5 million and $443.6 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $137.0 million and $46.7 million during the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: a $33.3 million increase in cash flows from a decrease in other assets, a $23.8 million increase in cash flows from a decrease in other current assets, a $17.8 million increase in net income, and a $11.7 million increase in cash flows from a decrease in accounts payable and other current liabilities.

Net cash used in investing activities was approximately $1.2 million and $1.9 million during the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in net cash used in investing activities was primarily attributable to the decrease in purchases of property and equipment.

Net cash used in financing activities was approximately $12.0 million during the three months ended March 31, 2021, while net cash provided by financing activities was approximately $14.8 million during the three months ended March 31, 2020. The decrease in net cash flows from financing activities was primarily due to a $18.5 million increase in common stock repurchases and a $18.3 million decrease in net proceeds from short-term financing obligations, partially offset by a $6.4 million increase in proceeds received from stock option exercises.

Significant contractual obligations as of March 31, 2021 were as follows (in thousands):

Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations (1)	$—	$—	$—	$—	$—
Estimated Interest on Debt Obligations (1)	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (2)	78,012	1,920	18,446	13,798	43,848
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$78,012	$1,920	$18,446	$13,798	$43,848
(1) The Company has no outstanding debt obligations as of March 31, 2021. See additional details described below.
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
On June 29, 2020, we entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") with a group of banks, which provides for a revolving credit facility with a maximum borrowing of $130.0 million. Our Amended and Restated Credit Agreement matures on June 29, 2022 (the “Maturity Date”). The Amended and Restated Credit Agreement is secured by substantially all of our assets. In connection with entering into the Amended and Restated Credit Agreement, we incurred approximately $762,000 in creditor and third-party fees which were recorded as deferred expense and will be accreted as interest expense over the life of the Amended and Restated Credit Agreement. See Note 12 - "Debt" in our Notes to Consolidated Financial Statements for further description.
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

Business Outlook and Forward-Looking Statements

The following forward-looking statements are accompanied by, and should only be read in conjunction with, the qualifications and limitations described in the forward-looking statements discussion at the beginning of this Item 2 and the risks and other factors set forth in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

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
We expect our effective tax rate for 2021 to be higher than 2020; however, there are factors that impact taxable income compared to book income which can be difficult to predict and can change from quarter-to-quarter.

As discussed earlier in this Report, our expectations are subject to substantial uncertainty and our results are subject to macro-economic factors and other factors which could cause these trends to be worse than our current expectation or which could cause actual results to be materially different than our current expectations. These expectations are “forward-looking statements,” are made only as of the date of this Report and are subject to the qualifications and limitations on forward-looking statements discussion in the beginning of Item 2 of this Report and the risks and other factors set forth in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021, including those related to the ongoing COVID-19 pandemic. Our business has grown through acquisitions during 2014 through 2018; however the expectations above do not assume any future acquisitions or dispositions, any of which could have a significant impact on our current expectations. As described in our forward-looking statements discussion, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.
Critical Accounting Policies and Judgments
Management's discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and notes. For more information regarding our critical accounting estimates and policies, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Judgments" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under our Amended and Restated Credit Agreement bear interest, at our option, at the base rate, as defined, plus an applicable margin or a London Interbank Offered Rate (LIBOR) plus an applicable margin, in each case such margin will be between 1.25% and 3.00% and is determined by certain financial measures. There were no amounts drawn on the revolving credit facility as of March 31, 2021. See Note 12 - "Debt" in our Notes to Consolidated Financial Statements for further description.
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
Our cash equivalents consist of money market securities and had a weighted average maturity of 1 day and a weighted average interest rate of 0.04% at March 31, 2021. The aggregate value of our cash and cash equivalents was $567.5 million at March 31, 2021. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

Changes in Internal Controls

During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 2 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
January 1, 2021 - January 31, 2021	28,183	$218.80	28,183	$1,380
February 1, 2021 - February 28, 2021	18,902	$204.89	18,902	$117,000
March 1, 2021 - March 31, 2021	89,478	$189.84	89,478	$94,000

On August 3, 2020, our Board of Directors approved termination of the previous share repurchase program ahead of schedule and approved a new share repurchase program that took effect on August 11, 2020, following such termination. The new program authorized us to purchase up to $40 million of stock over approximately six months following its effective date. On February 11, 2021, our Board of Directors approved a new share repurchase program, which became effective February 22, 2021, that authorized the Company to repurchase up to $60 million of stock over approximately six months following its effective date. On February 26, 2021, our Board of Directors amended the share repurchase program then in effect to increase the maximum aggregate dollar amount of shares that may be repurchased through its expiration in August 2021 from $60 million to $120 million.
From time to time we withhold shares of our stock to satisfy income tax obligations related to performance-based or restricted equity awards. Such shares are not reflected in the table above. However, such shares, if any, would be described in Note 1 - "Summary of Significant Accounting Policies-Treasury Stock" in our Notes to Consolidated Financial Statements included elsewhere in this filing.
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

STAMPS.COM INC.
(Registrant)

Date: May 7, 2021	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

Date: May 7, 2021	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer