Form 10-Q
period 2021-06-30
STAMPS.COM INC
filed 2021-08-06
CIK 1082923

_______________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 31, 2021, there were 18,426,475 shares of the Registrant's Common Stock outstanding.

STAMPS.COM INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$551,961	$443,552
Accounts receivable, net	55,474	63,308
Current income taxes	17,483	8,035
Prepaid expenses	15,944	17,480
Other current assets	106,438	86,319
Total current assets	747,300	618,694
Property and equipment, net	40,292	32,887
Goodwill	390,342	388,753
Intangible assets, net	115,098	125,254
Deferred income taxes, net	26,374	26,378
Lease right-of-use assets	54,546	58,506
Other assets	20,735	46,827
Total assets	$1,394,687	$1,297,299
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other current liabilities	$324,401	$215,967
Deferred revenue	8,718	7,833
Current portion of lease right-of-use liabilities	4,839	6,285
Total current liabilities	337,958	230,085
Deferred income taxes, net	7,607	7,524
Long-term portion of lease right-of-use liabilities	56,042	53,986
Other liabilities	33,763	31,585
Total liabilities	435,370	323,180
Commitments and contingencies (Note 2)
Stockholders' equity:
Common stock, $0.001 par value per share; Authorized shares: 47,500 in 2021 and 2020; Issued shares: 35,001 in 2021 and 34,707 in 2020; Outstanding shares: 18,246 in 2021 and 18,306 in 2020	58	57
Additional paid-in capital	1,319,678	1,276,484
Treasury stock, at cost, 16,755 shares in 2021 and 16,401 shares in 2020	(717,245)	(648,132)
Retained earnings	338,097	329,606
Accumulated other comprehensive income (loss)	18,729	16,104
Total stockholders' equity	959,317	974,119
Total liabilities and stockholders' equity	$1,394,687	$1,297,299

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021	2020
Revenues:
Service	$181,817		$186,990	$360,837	$326,126
Product	4,781		6,827	10,294	12,783
Insurance	4,476		4,096	9,033	7,276
Customized postage	—		8,817	—	11,891
Total revenues	191,074		206,730	380,164	358,076
Cost of revenues (exclusive of amortization of intangible assets, which is included in general and administrative expense):
Service	41,187		37,465	82,562	73,992
Product	1,472		2,411	3,320	4,149
Customized postage	—		7,885	—	10,000
Total cost of revenues	42,659		47,761	85,882	88,141
Gross profit	148,415		158,969	294,282	269,935
Operating expenses:
Sales and marketing	46,094		41,884	89,960	78,888
Research and development	32,112		22,884	60,622	44,207
General and administrative	34,202		33,015	63,372	61,483
Legal settlements, net	70,000		—	70,000	—
Total operating expenses	182,408		97,783	283,954	184,578
Income (loss) from operations	(33,993)		61,186	10,328	85,357
Foreign currency exchange gain (loss), net	122		(33)	33	(171)
Interest expense	(95)		(456)	(190)	(923)
Interest income and other income (loss), net	21		6	49	32
Income (loss) before income taxes	(33,945)		60,703	10,220	84,295
Income tax (benefit) expense	(8,192)		8,977	1,729	16,075
Net income (loss)	$(25,753)		$51,726	$8,491	$68,220
Net income (loss) per share:
Basic	$(1.41)		$3.00	$0.46	$3.98
Diluted	$(1.41)		$2.73	$0.43	$3.68
Weighted average shares outstanding:
Basic	18,298		17,231	18,330	17,148
Diluted	18,298	[1]	18,927	19,549	18,558

The accompanying notes are an integral part of these consolidated financial statements.
1 Common equivalent shares are excluded from the diluted loss per share as their effect is antidilutive.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(25,753)	$51,726	$8,491	$68,220
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(284)	(338)	2,625	(15,065)
Comprehensive income (loss)	$(26,037)	$51,388	$11,116	$53,155

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	18,306	$57	$1,276,484	$(648,132)	$329,606	$16,104	$974,119
Net income	—	—	—	—	34,244	—	34,244
Other comprehensive income (loss)	—	—	—	—	—	2,909	2,909
Stock-based compensation expense	—	—	8,690	—	—	—	8,690
Exercise of stock options	186	—	15,237	—	—	—	15,237
Shares issued under the Employee Stock Purchase Plan	13	—	2,454	—	—	—	2,454
Stock repurchase	(136)	—	—	(27,031)		—	(27,031)
Balance at March 31, 2021	18,369	$57	$1,302,865	$(675,163)	$363,850	$19,013	$1,010,622
Net income (loss)	—	—	—	—	(25,753)	—	(25,753)
Other comprehensive income (loss)	—	—	—	—	—	(284)	(284)
Stock-based compensation expense	—	—	11,484	—	—	—	11,484
Exercise of stock options	95	1	5,329	—	—	—	5,330
Stock repurchase, excluding stock repurchase from employees for tax withholdings	(217)	—	—	(41,975)	—	—	(41,975)
Tax withholding stock repurchase	(1)	—	—	(107)	—	—	(107)
Balance at June 30, 2021	18,246	$58	$1,319,678	$(717,245)	$338,097	$18,729	$959,317

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	17,029	$56	$1,098,426	$(593,511)	$150,941	$9,713	$665,625
Net income	—	—	—	—	16,494	—	16,494
Other comprehensive income (loss)	—	—	—	—	—	(14,727)	(14,727)
Stock-based compensation expense	—	—	10,725	—	—	—	10,725
Exercise of stock options	103	—	8,818	—	—	—	8,818
Shares issued under the Employee Stock Purchase Plan	50	—	1,950	—	—	—	1,950
Stock repurchase	(80)	—	—	(8,577)	—	—	(8,577)
Balance at March 31, 2020	17,102	$56	$1,119,919	$(602,088)	$167,435	$(5,014)	$680,308
Net income	—	—	—	—	51,726	—	51,726
Other comprehensive income (loss)	—	—	—	—	—	(338)	(338)
Stock-based compensation expense	—	—	13,221	—	—	—	13,221
Exercise of stock options	368	—	29,750	—	—	—	29,750
Stock repurchase	(56)	—	—	(9,397)	—	—	(9,397)
Balance at June 30, 2020	17,414	$56	$1,162,890	$(611,485)	$219,161	$(5,352)	$765,270

The accompanying notes are an integral part of these consolidated financial statements.

STAMPS.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$8,491	$68,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,887	13,140
Stock-based compensation expense	20,174	23,946
Accretion of debt issuance costs	191	342
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	7,956	17,837
Prepaid expenses	1,566	3,900
Other current assets	(20,119)	(12,791)
Current income taxes	(9,442)	69
Lease right-of-use assets	4,002	2,026
Other assets	25,901	(8,218)
Deferred revenue	868	2,804
Lease right-of-use liabilities	570	(1,953)
Other liabilities	2,231	1,787
Accounts payable and other current liabilities	109,747	12,895
Net cash provided by operating activities	165,023	124,004

Investing activities:
Acquisition of property and equipment	(7,290)	(2,347)
Net cash used in investing activities	(7,290)	(2,347)

Financing activities:
Net proceeds from (repayments of) short-term financing obligations	(3,088)	26,001
Debt issuance costs	—	(762)
Principal payments on term loan	—	(50,530)
Proceeds from exercise of stock options	20,567	38,568
Issuance of common stock under Employee Stock Purchase Plan	2,454	1,950
Repurchase of common stock	(69,006)	(17,974)
Payments related to tax withholding for share-based compensation	(107)	—
Net cash provided by (used in) financing activities	(49,180)	(2,747)
Effect of exchange rate changes	(144)	(164)
Net increase (decrease) in cash and cash equivalents	108,409	118,746
Cash and cash equivalents at beginning of period	443,552	156,307
Cash and cash equivalents at end of period	$551,961	$275,053

Supplemental information:
Capital expenditures accrued but not paid at period end	$2,269	$—
Cash paid for amounts included in the measurement of lease liabilities included in cash provided by operating activities, net of tenant improvement reimbursements received	$532	$2,671
Lease liabilities arising from obtaining right-of-use assets	$—	$852

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

In our opinion, these unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly our financial position as of June 30, 2021, our results of operations for the three and six months ended June 30, 2021, and our cash flows for the six months ended June 30, 2021. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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
Pending Transaction

On July 9, 2021, the Company announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Stream Parent, LLC, a Delaware limited liability company (“Parent”), and Stream Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, in an all-cash transaction valued at approximately $6.6 billion, with the Company surviving the Merger as a direct wholly owned subsidiary of Parent (the "Transaction" or the "Merger"). Parent and Merger Sub are affiliates of Thoma Bravo Fund XIV, L.P. (the “Thoma Bravo Fund”) managed by Thoma Bravo, L.P. If the Transaction is completed, the Company’s stockholders will be entitled to receive $330.00 per share in cash. The Transaction is expected to close in the third or fourth quarter of 2021, subject to approval by the Company’s stockholders and regulatory authorities and the satisfaction of customary closing conditions.

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
The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the consolidated financial statements for the period ended June 30, 2021. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.

Accounts Receivable

Our accounts receivable relate to mailing and shipping services, postage purchasing and invoicing, branded insurance provided to customers prior to billing, and other receivables.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
There were no material write offs or recoveries against the allowance for uncollectible accounts during the six months ended June 30, 2021 or the six months ended June 30, 2020, respectively.
The allowance for credit losses on accounts receivable was approximately $8.1 million and $11.9 million as of June 30, 2021 and December 31, 2020, respectively.
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
Deferred Revenue

Our deferred revenue relates mainly to service revenue, which generally arises due to the timing of payment versus the provision of services for certain customers billed in advance. Approximately $7.0 million of revenue recognized in the six months ended June 30, 2021 was included in the deferred revenue balance at December 31, 2020. Approximately $7.5 million of revenue recognized in the six months ended June 30, 2020 was included in the deferred revenue balance at December 31, 2019.

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
Goodwill is reviewed for impairment annually on October 1 utilizing either a qualitative or quantitative assessment. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform a quantitative assessment, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference is recognized as an impairment loss. As of June 30, 2021, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual goodwill impairment analysis. No instances of impairment to the Company's goodwill were identified during our October 1, 2020 review.
Indefinite-lived intangible assets are reviewed for impairment annually on October 1 and whenever events or circumstances indicate that the fair value of an indefinite-lived intangible asset may be below its carrying value. In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2021, we are not aware of any indicators of impairment that would require an impairment analysis other than our annual indefinite-lived intangible assets impairment analysis. The Company concluded that it was more likely than not the fair value of each of the Company's intangible assets not subject to amortization was in excess of its respective carrying value during our October 1, 2020 review.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We elected the practical expedient to combine fixed payments for non-lease components with our lease payments and account for them together as a single lease component which increases the amount of the ROU assets and liabilities. This election also applies to subleases where the Company is the lessor.

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

Sublease operating income related to lease payments received where the Company is the lessor are classified as a reduction of operating expense in income from operations on our consolidated statements of operations.

Other Current Assets
Other current assets principally consist of prepayments for postage and shipping labels, inventory and, as of June 30, 2021, expected insurance recoveries. Prepayments for postage and shipping labels totaled $64.9 million at June 30, 2021 and $82.4 million at December 31, 2020, respectively. Expected insurance recoveries totaled $37.0 million at June 30, 2021. See Note 2 - "Commitments and Contingencies" for more information on expected insurance recoveries.
Other Liabilities
Other liabilities principally consist of long-term unrecognized income tax benefits, as well as indirect tax liabilities and other liabilities.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements during the six months ended June 30, 2021 or June 30, 2020, respectively.
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
On a limited basis, we allow third parties to offer products and promotions to our customer base. These arrangements generally provide payment in the form of a flat fee or revenue sharing arrangements where we receive payment upon customers accessing third party products and services. Total revenue from such advertising arrangements was not significant during the six months ended June 30, 2021 or June 30, 2020, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Information

Our operations consist of two segments: Stamps.com and Metapack. Please see Note 9 - “Segment and Geographical Information” in our Notes to Consolidated Financial Statements for further description.

Short-Term Financing Obligations

We utilize short-term financing, which is separate from our debt as described in Note 12 - "Debt," to fund certain Company operations. Short-term financing obligations are included in accounts payable and other current liabilities in the accompanying consolidated balance sheets. As of June 30, 2021, we had $12.0 million in short-term financing obligations and $58.0 million of unused credit. As of December 31, 2020, we had $15.1 million in short-term financing obligations and $57.0 million of unused credit.

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
Treasury Stock

During the six months ended June 30, 2021 and June 30, 2020, we repurchased approximately 354,000 shares and 136,000 shares for $69.0 million and $18.0 million, respectively.

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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    Commitments and Contingencies

Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, and we do not believe that these proceedings and claims would reasonably be expected to have a material adverse effect on our financial position, results of operations, or cash flows except as otherwise described below.

On February 28, 2019 and March 13, 2019, two putative class action complaints were filed against us in the United States District Court for the Central District of California, Western Division. One of the two putative class actions was dismissed without prejudice, and in the other case, styled as Karinski v. Stamps.com, Inc. et al, Case 2:19-cv-01828 (the “Securities Class Action”), the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. Lead plaintiff filed a consolidated complaint in August 2019, purportedly on behalf of all those who purchased, or otherwise acquired, Stamps.com common stock between May 3, 2017 and May 8, 2019 (the "Securities Class"), alleging violations of the Securities Exchange Act of 1934 based on public disclosures that were purportedly rendered misleading based on certain uses of reseller rates. We filed a motion to dismiss in October 2019, and our motion to dismiss was granted in part and denied in part in January 2020. The Court granted plaintiff's motion for class certification on November 9, 2020, and the Court of Appeals granted our request to appeal that order on March 10, 2021.

On May 28, 2021, the lead plaintiff in the Securities Class Action, the Company and each of the other defendants in the Securities Class Action (the "Securities Defendants") reached an agreement in principle to settle the Securities Class Action. Under the terms of the agreement in principle, the lead plaintiff, on behalf of the class, would release the Securities Defendants from all claims asserted or that could have been asserted in the Securities Class Action and dismiss such claims with prejudice, in exchange for payment of $100 million to or on behalf of the class by the Company (a portion of which is expected to be funded by insurance proceeds). The agreement in principle remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement, notice to the proposed class, and approval by the United States District Court for the Central District of California. If these conditions are satisfied, the proposed settlement will resolve all claims in the Securities Class Action against the Company and each of the other Securities Defendants. In the event that we are unable to execute a final stipulation of settlement and obtain Court approval, we and all other Securities Defendants will continue to defend vigorously against the claims asserted in the Securities Class Action.

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

On August 19, 2019, a purported shareholder derivative suit was filed against us in a case formerly titled City of Cambridge Retirement System v. Kenneth T. McBride, et al, Case No. 2019-0658-AGB (and now titled Macomb County Employees’ Retirement System v. Kenneth T. McBride, et al. Case No. 2019-0658), in the Delaware Court of Chancery (the "State Derivative Action"), alleging breaches of fiduciary duties by officers and/or directors, insider trading, waste of corporate assets, and unjust enrichment. We filed a motion to dismiss in October 2019, and our motion to dismiss was granted in part and denied in part in March 2021.

On October 3, 2019, a purported shareholder derivative suit was filed against us in a case titled Harvey v. Kenneth T. McBride, et al, Case No. 1:19-cv-01861-CFC, in the United States District Court for the District of Delaware, alleging breaches of fiduciary duties by officers and/or directors, unjust enrichment, waste of corporate assets, and violations of the Securities Exchange Act of 1934. The Court had entered a stipulation to stay the derivative case pending the outcome of the derivative lawsuit pending in the Delaware Court of Chancery. On February 3, 2021, the Court lifted the stay and consolidated the case with In re Stamps.com Stockholder Derivative Litigation (described above), and vacated a prior order appointing lead counsel. The cases are consolidated as In re Stamps.com Stockholder Derivative Litigation, Case No. 1:19-cv-01861-CFC (the "Federal Derivative Actions and, together with the State Derivative Action, the "Derivative Actions").

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 3, 2021, the plaintiffs in the Derivative Actions (the "Derivative Plaintiffs"), the Company and each of the defendants in the Derivative Actions (the "Derivative Defendants") executed a Term Sheet whereby they agreed to settle the claims in the Derivative Action pursuant to the Term Sheet. Among other things, the Term Sheet provides that Derivative Plaintiffs would release the Derivative Defendants from all claims asserted or that could have been asserted in the Derivative Actions, in exchange for: (i) payment of $30 million of insurance proceeds to the Company on behalf of certain of the Derivative Defendants from D&O insurance policies purchased by the Company for the benefit of its directors and officers and the Company; and (ii) the implementation of certain corporate governance changes by the Company.

On July 23, 2021, the Derivative Plaintiffs and Derivative Defendants executed and filed a Stipulation of Settlement with the Delaware Court of Chancery that contained settlement terms similar to those set forth in the Term Sheet. On July 27, 2021, the Delaware Court of Chancery entered a scheduling order concerning the State Derivative Action. The proposed settlement in the State Derivative Action also resolves the Federal Derivative Actions. The proposed settlement of the Derivative Actions remains subject to approval by the Delaware Court of Chancery. The approval hearing has been scheduled for September 30, 2021. In the event that we are unable to execute a final stipulation of settlement and obtain Court approval, the Derivative Defendants will continue to defend vigorously against the claims asserted in the Derivative Actions.

The Company and the other defendants have denied and continue to deny each and all of the claims alleged in the Securities Class Action and the Derivative Actions, and the proposed settlements contain no admission of liability, wrongdoing, or responsibility by any of the defendants.

The Company had not accrued any material amounts related to any of the Company’s legal proceedings as of December 31, 2020. The Company has recorded an estimated $70 million of net expense from legal settlements based on currently available information related to expected insurance recoveries and legal costs, and assuming the settlements are finalized and obtain final approval from the respective Courts for the Securities Class Action and Derivative Actions described above. The estimated range of total reasonably possible net loss from legal settlements and related expenses is approximately $66 million to $77 million.

On July 29, 2021 a complaint was filed against us in the United States District Court for the Central District of California, Western Division, styled as Alger II Dynamic Opportunities Fund - Weatherbie Capital, et al v. Stamps.com, Inc. et al, Case No. 2:21-cv-06108, by several plaintiffs seeking unspecified damages, attorneys' fees and costs, and alleging violations of the Securities Exchange Act of 1934 and certain state law claims based on public disclosures that were purportedly rendered misleading based on certain uses of reseller rates. We believe that the case is without merit and intend to defend it vigorously. Due to the recent filing date of the case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

Commitments

Our significant contractual obligations and commercial commitments (other than debt commitments, which are summarized in Note 12 - "Debt") consist of operating lease obligations as of June 30, 2021. Please see Note 10 - “Leases” for additional information.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Net Income (Loss) per Share

The following table reconciles share amounts utilized to calculate basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021	2020
Net income (loss)	$(25,753)		$51,726	$8,491	$68,220

Basic - weighted average common shares	18,298		17,231	18,330	17,148
Dilutive effect of common stock equivalents	—	[2]	1,696	1,219	1,410
Diluted - weighted average common shares	18,298		18,927	19,549	18,558

Earnings (loss) per share:
Basic	$(1.41)		$3.00	$0.46	$3.98
Diluted	$(1.41)		$2.73	$0.43	$3.68

The calculation of dilutive shares excludes the effect of the following options that are considered antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Antidilutive stock options	2,741	678	494	1,103
2 Common equivalent shares are excluded from the diluted loss per share as their effect is antidilutive.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Stock-Based Compensation

The following table sets forth the stock-based compensation expense that we recognized for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense relating to:
Stock options	$10,967	$12,830	$19,103	$23,072
Employee stock purchases	517	391	1,071	874
Total stock-based compensation expense	$11,484	$13,221	$20,174	$23,946
Stock-based compensation expense relating to:
Cost of revenues	$919	$925	$1,840	$1,844
Sales and marketing	2,236	2,362	4,398	4,669
Research and development	2,810	2,947	5,800	5,825
General and administrative	5,519	6,987	8,136	11,608
Total stock-based compensation expense	$11,484	$13,221	$20,174	$23,946

The following are the weighted average assumptions used in the Black-Scholes-Merton option valuation model for stock options granted in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.4%	0.2%	0.3%	0.7%
Expected volatility	89.7%	87.5%	89.6%	85.0%
Expected life (in years)	3.3	3.3	3.3	3.3

5.    Goodwill and Intangible Assets

The following table summarizes goodwill as of December 31, 2020 and June 30, 2021 (in thousands):

	Stamps.com Segment	Metapack Segment	Total
Goodwill balance at December 31, 2020	$241,984	$146,769	$388,753
Foreign currency translation	—	1,589	1,589
Goodwill balance at June 30, 2021	$241,984	$148,358	$390,342

Beginning October 1, 2020, the Stamps.com segment includes operations in Atlanta, Georgia that were previously reported as part of the Metapack segment. All prior periods have been updated to conform to current year presentation of goodwill by segment.

We have amortizable and non-amortizable intangible assets consisting of trademarks, trade names, developed technology, non-compete agreements, customer relationships, and other. The gross carrying amount of amortizable and non-amortizable intangible assets was $233.4 million at June 30, 2021 and $232.3 million at December 31, 2020. Non-amortizable assets of $11.4 million as of both June 30, 2021 and December 31, 2020 consist primarily of the trade name relating to the Endicia acquisition.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our amortizable intangible assets as of June 30, 2021 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and others	$8,195	$8,195	$—	0.0
Customer relationships	113,931	66,287	47,644	6.9
Technology	83,867	37,269	46,598	8.7
Non-compete	2,211	2,211	—	0.0
Trademarks and trade names	13,807	4,340	9,467	8.0
Total amortizable intangible assets at June 30, 2021	$222,011	$118,302	$103,709	7.7

The following table summarizes our amortizable intangible assets as of December 31, 2020 (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining weighted average amortization period (years)
Patents and others	$8,195	$8,195	$—	0.0
Customer relationships	113,398	59,762	53,636	7.0
Technology	83,427	33,248	50,179	8.5
Non-compete	2,211	2,104	107	0.5
Trademarks and trade names	13,689	3,746	9,943	8.4
Total amortizable intangible assets at December 31, 2020	$220,920	$107,055	$113,865	7.7

We recorded amortization of intangible assets totaling approximately $5.5 million and $11.1 million for the three and six months ended June 30, 2021, respectively. We recorded amortization of intangible assets totaling approximately $5.5 million and $11.0 million and for the three and six months ended June 30, 2020, respectively. Amortization of intangible assets is included in general and administrative expense in the accompanying consolidated statements of operations.

Our estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Twelve Month Period Ending June 30,	Estimated Amortization Expense
2022	$14,898
2023	10,082
2024	10,082
2025	8,228
2026	7,019
Thereafter	53,400
Total	$103,709

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    Income Taxes

Our income tax benefit was $8.2 million for the three months ended June 30, 2021. Our income tax expense was $1.7 million for the six months ended June 30, 2021. Our income tax expense was $9.0 million and $16.1 million for the three and six months ended June 30, 2020, respectively. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax benefit and expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, tax benefits from research and development tax credits, exercises of stock awards, and the discrete benefit attributable to the legal settlements.

As of June 30, 2021 and December 31, 2020, we have recorded a valuation allowance of $2.8 million and $2.5 million, respectively, against certain state research and development credits for which we believe it is more likely than not that these deferred tax assets will not be realized.

7.    Fair Value Measurements

Financial assets measured at fair value on a recurring basis are classified in one of the three categories described below:

Level 1 - Valuations based on unadjusted quoted prices for identical assets in an active market

Level 2 - Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets

Level 3 - Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$551,961	$551,961	$—	$—
Total	$551,961	$551,961	$—	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$443,552	$443,552	$—	$—
Total	$443,552	$443,552	$—	$—

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    Cash and Cash Equivalents

Our cash equivalents consisted of money market funds at June 30, 2021 and December 31, 2020. We consider all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At June 30, 2021 and December 31, 2020, we had no material investments.

The following tables summarize our cash and cash equivalents as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$545,127	$—	$—	$545,127
Money market	6,834	—	—	6,834
Cash and cash equivalents	$551,961	$—	$—	$551,961

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$436,720	$—	$—	$436,720
Money market	6,832	—	—	6,832
Cash and cash equivalents	$443,552	$—	$—	$443,552

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
The following table presents our segment information and includes a reconciliation of income from operations to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment revenues
Stamps.com	$175,618	$191,047	$348,228	$328,592
Metapack	15,456	15,683	31,936	29,484
Total revenues	$191,074	$206,730	$380,164	$358,076

Segment income (loss) from operations
Stamps.com	$(31,390)	62,901	$13,092	91,128
Metapack	(2,603)	(1,715)	(2,764)	(5,771)
Total income from operations	$(33,993)	$61,186	$10,328	$85,357

Company's total segment income from operations	$(33,993)	$61,186	$10,328	$85,357
Foreign currency exchange gain (loss), net	122	(33)	33	(171)
Interest expense	(95)	(456)	(190)	(923)
Interest income and other income (loss), net	21	6	49	32
Income before income taxes	$(33,945)	$60,703	$10,220	$84,295

Stamps.com segment income from operations included depreciation and amortization expense of $4.7 million and $9.4 million in the three and six months ended June 30, 2021, respectively. Stamps.com segment income from operations included depreciation and amortization expense of $4.9 million and $9.7 million in the three and six months ended June 30, 2020, respectively. Metapack segment loss from operations included depreciation and amortization expense of $1.7 million and $3.4 million during the three and six months ended June 30, 2021, respectively. Metapack segment loss from operations included depreciation and amortization expense of $1.7 million and $3.5 million during the three and six months ended June 30, 2020, respectively.
Stamps.com segment income from operations included share-based compensation expense of $9.8 million and $16.8 million in the three and six months ended June 30, 2021, respectively. Stamps.com segment income from operations included share-based compensation expense of $11.5 million and $20.5 million in the three and six months ended June 30, 2020, respectively. Metapack segment loss from operations included share-based compensation expense of $1.7 million and $3.4 million during the three and six months ended June 30, 2021, respectively. Metapack segment loss from operations included share-based compensation expense of $1.8 million and $3.5 million during the three and six months ended June 30, 2020, respectively.

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic Data

No sales to an individual customer or country other than the US accounted for more than 10% of revenue for the six months ended June 30, 2021 or June 30, 2020.

The following table presents our revenues by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
United States	$174,145	$190,295	$345,132	$327,365
International	16,929	16,435	35,032	30,711
Total revenues	$191,074	$206,730	$380,164	$358,076

10.    Leases

The Company's material lease contracts are generally for corporate office space. The Company leases facilities pursuant to noncancelable operating lease agreements expiring through 2032.

Operating lease cost for the three and six months ended June 30, 2021 was approximately $2.5 million and $5.1 million, respectively, gross of operating sublease income. Operating lease cost for the three and six months ended June 30, 2020 was approximately $1.3 million and $2.5 million, respectively.

The following table is a schedule of maturities of operating lease liabilities as of June 30, 2021 (in thousands):

Twelve Month Period Ending June 30,	Operating Lease Obligations
2022	$4,404
2023	9,581
2024	8,070
2025	7,106
2026	7,050
Thereafter	42,080
Total undiscounted cash flows	78,291
Less amount representing interest	(17,410)
Present value of lease liabilities	$60,881

The table above reflects payments for noncancelable operating leases with initial or remaining terms of one year or more, net of cash reimbursements for tenant improvements which the Company reasonably expects to receive, as of June 30, 2021. The table above does not include obligations for leases that have not yet commenced and does not include lease payments that were not fixed at commencement or modification.

As of June 30, 2021, the weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

June 30, 2021
Weighted-average remaining lease term	9.7
Weighted-average discount rate	4.7%

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sublease

One of the Company's operating lease contracts for corporate office space is subject to an operating sublease. The sublease commenced in June 2021 and expires in September 2028. The Company remains responsible for the obligations under the head lease.

The Company recognized sublease operating income of $106,000 in the three months ended June 30, 2021 which was classified as a reduction of operating expense in the Company's income from operations.

The following table is a schedule of undiscounted operating lease payments as of June 30, 2021 (in thousands):

Twelve Month Period Ending June 30,	Operating Sublease Payments
2022	$1,014
2023	1,350
2024	1,034
2025	938
2026	839
Thereafter	1,118
Total undiscounted operating lease payments	$6,293

11.    Accounts Payable and Other Current Liabilities
The following table summarizes our accounts payable and other current liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable	$78,785	$69,912
Customer prepayments for postage and shipping labels	94,807	92,852
Income taxes payable	4,051	7,268
Payroll and related accruals	25,764	29,108
Short-term financing obligations	11,983	15,071
Accrued expense from legal settlements	107,000	—
Other accruals	2,011	1,756
Accounts payable and other current liabilities	$324,401	$215,967

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
There were no amounts drawn on the revolving credit facility as of June 30, 2021 or December 31, 2020. Because we have a letter of credit outstanding totaling approximately $60,000 relating to a facility lease, we have approximately $129.9 million of available and unused borrowings under the revolving credit facility as of June 30, 2021.
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
We are subject to certain customary affirmative and negative covenants under our Amended and Restated Credit Agreement, including quarterly financial covenants such as a maximum Consolidated Total Leverage Ratio and a minimum Consolidated Interest Coverage Ratio, as defined therein. As of June 30, 2021, we were in compliance with the covenants of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also includes negative covenants, subject to exceptions, restricting or limiting our ability to among other things, incur additional indebtedness, grant liens, repurchase stock, pay dividends and engage in certain investment, acquisition and disposition transactions. The Amended and Restated Credit Agreement imposes certain requirements in order for us to make any dividend payments. As of June 30, 2021, we were in compliance with these financial covenants.
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

STAMPS.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    Subsequent Events

We are not aware of any material subsequent events or transactions that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except those described in Note 1 - "Summary of Significant Accounting Policies" and Note 2 - "Commitments and Contingencies".

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

Please refer to the risk factors under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2020, as well as those described elsewhere in this Report (if any) and in our other public filings.  Some important factors which could cause actual results to differ materially from those in the forward-looking statements include: (i) direct and indirect effects of the ongoing COVID-19 pandemic and any changes or end to it; (ii) our ability to monetize our customers’ transactions with carriers, including uncertainties regarding the duration, renegotiation and ultimate impact of existing and potential future arrangements with carriers and partners and our success in implementing our strategy over the long term, (iii) our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, (iv) our ability to diversify our relationships with carriers, (v) the impact of foreign exchange fluctuations and geopolitical risks, and (vi) other important factors that are detailed in our filings with the Securities and Exchange Commission made from time to time. Important risk factors that may cause such a difference also include, but are not limited to, risks related to the ability of the Company to consummate the proposed transaction with Thoma Bravo on a timely basis or at all; the satisfaction of the conditions precedent to consummation of the proposed transaction; the Company’s ability to secure regulatory approvals on the terms expected in a timely manner or at all; the risk of disruption from the transaction making it more difficult to maintain business and operational relationships; the risk of negative side effects of the announcement or the consummation of the proposed transaction on the market price of the Company’s common stock or on the Company’s operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the proposed transaction; competitive factors, including competitive responses to the transaction and changes in the competitive environment, pricing changes and increased competition; customer demand for the Company’s products; the Company’s ability to develop and deliver innovative applications and features; the Company’s ability to provide high-quality service and support offerings; the Company’s ability to build and expand its sales efforts; regulatory requirements or developments; changes in capital resource requirements; and other business effects, including the effects of industry, market, economic, political or regulatory conditions; future exchange and interest rates; changes in tax and other laws, regulations, rates and policies; and future business combinations or disposals. The risks included are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Without limiting the foregoing, the significant and unprecedented uncertainty regarding the business and economic impact of the ongoing COVID-19 pandemic (as well as the impact of efforts of governments, businesses and individuals to mitigate the effects of such pandemic) on us, our customers, our carrier and integration partners and the global economy, makes it particularly difficult to predict the nature and extent of impacts on demand for our products and services, making our business outlook subject to considerable uncertainty. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of the other risks we face. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

Our registered trademarks include Stamps.com, Auctane, Endicia, Metapack, NetStamps, PhotoStamps, ShipEngine, ShippingEasy, ShipStation, ShipWorks, and the Stamps.com logo. This Report also references trade names and trademarks of other entities. References in this Report to "we" "us" "our" or "Company" are references to Stamps.com Inc. and its subsidiaries.

Pending Transaction

On July 9, 2021, the Company announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Stream Parent, LLC, a Delaware limited liability company (“Parent”), and Stream Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, in an all-cash transaction valued at approximately $6.6 billion, with the Company surviving the Merger as a direct wholly owned subsidiary of Parent (the "Transaction" or the "Merger"). Parent and Merger Sub are affiliates of Thoma Bravo Fund XIV, L.P. (the “Thoma Bravo Fund”) managed by Thoma Bravo, L.P. If the Transaction is completed, the Company’s stockholders will be entitled to receive $330.00 per share in cash. The Transaction is expected to close in the third or fourth quarter of 2021, subject to approval by the Company’s stockholders and regulatory authorities and the satisfaction of customary closing conditions.

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
We experienced negative year-over-year performance for the three months ended June 30, 2021 as a result of the strong growth experienced in 2020 resulting from the COVID-19 pandemic and the easing of shelter in place orders. While we continue to see strong performance in shipping volumes in the context of difficult year-over-year comparisons which we believe is due to changes in consumer preferences for e-commerce, we cannot predict how long these circumstances will continue, and it should not be assumed that they will yield any net financial benefit to us beyond the second quarter of 2021 and as noted below, we believe our results of operations for the three months ended June 30, 2021 were impacted by the easing of shelter in place orders and work-from-home requirements. Further, it is not possible to determine the duration and scope of the pandemic, including any recurrence, the actions taken in response to the pandemic, the scale and rate of economic change from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. See "Risk Factors - Risks Related to COVID-19" within Item 1A in our Annual Report on Form 10-K, filed with the SEC on February 26, 2021, for a discussion of some of the risks posed by the COVID-19 pandemic, and uncertainties we, our customers, business partners, and the national and global economies face as a result.
Results of Operations

Three and Six Months Ended June 30, 2021 and June 30, 2020

Total revenue decreased 8% to $191.1 million in the three months ended June 30, 2021 from $206.7 million in the three months ended June 30, 2020. Total revenue increased 6% to $380.2 million in the six months ended June 30, 2021 from $358.1 million in the six months ended June 30, 2020. Mailing and shipping revenue, which includes service revenue, product revenue, and insurance revenue, was $191.1 million in the three months ended June 30, 2021, a decrease of 3% from $197.9 million in the three months ended June 30, 2020. Mailing and shipping revenue was $380.2 million in the six months ended June 30, 2021, an increase of 10% from $346.2 million in the six months ended June 30, 2020. There was no customized postage revenue in the three and six months ended June 30, 2021 due to the elimination of the program by the United States Postal Service effective June 16, 2020. The Company does not expect material customized postage revenue or cost of revenues after June 2020.

Revenue by Segment

The following table sets forth the revenue by segment for the three and six months ended June 30, 2021 and June 30, 2020 and the resulting percentage change (revenue in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Segment revenues
Stamps.com	$175,618	$191,047	(8.1)%	$348,228	$328,592	6.0%
Metapack	15,456	15,683	(1.4)%	31,936	29,484	8.3%
Total revenues	$191,074	$206,730	(7.6)%	$380,164	$358,076	6.2%

The majority of the 8% decrease in total revenue is due to a 8% decrease in total revenue from the Stamps.com operating segment.

Consolidated Revenue

The following table sets forth the breakdown of revenue for the three and six months ended June 30, 2021 and June 30, 2020 and the resulting percentage change (revenue in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Revenues
Service	$181,817	$186,990	(2.8)%	$360,837	$326,126	10.6%
Product	4,781	6,827	(30.0)%	10,294	12,783	(19.5)%
Insurance	4,476	4,096	9.3%	9,033	7,276	24.1%
Mailing and shipping revenue	191,074	197,913	(3.5)%	380,164	346,185	9.8%
Customized postage	—	8,817	(100.0)%	—	11,891	(100.0)%
Total revenues	$191,074	$206,730	(7.6)%	$380,164	$358,076	6.2%

We define “paid customers” for the quarter as ones from whom we successfully collected service fees or otherwise earned revenue at least once during that quarter, and we define average monthly revenue per paid customer (ARPU) as one-third of quarterly mailing and shipping revenue divided by paid customers.

The following table sets forth the number of paid customers in the period for our mailing and shipping business (in thousands):

Year	First Quarter	Second Quarter
2021	991	909
2020	777	956

The following table sets forth the change in paid customers and ARPU for our mailing and shipping business (in thousands except ARPU and percentage):

	Three Months Ended June 30,
	2021	2020	% Change
Paid customers for the quarter	909	956	(4.9)%
ARPU	$70.04	$68.98	1.5%
Mailing and shipping revenue	$191,074	$197,913	(3.5)%

The number of paid customers decreased by 4.9% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily as a result of a decline in mailer customers whom we believe were negatively impacted by the easing of shelter in place orders through lower new mailer customer acquisition and higher mailer customer churn.

Our ARPU increased by 1.5% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a greater percentage decrease in the number of paid customers for the quarter compared to the percentage decrease in mailing and shipping revenue. The decrease in mailing and shipping revenue was primarily due to a net decrease in shipping volume, which we believe is due to the easing of shelter in place orders and work-from-home requirements compared to a year ago.

Revenue by Product

The following table shows the components of our revenues and their respective percentages of our total revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Service	$181,817	$186,990	$360,837	$326,126
Product	4,781	6,827	10,294	12,783
Insurance	4,476	4,096	9,033	7,276
Customized postage	—	8,817	—	11,891
Total revenues	$191,074	$206,730	$380,164	$358,076
Revenue as a percentage of total revenues
Service	95.2%	90.4%	94.9%	91.1%
Product	2.5%	3.3%	2.7%	3.6%
Insurance	2.3%	2.0%	2.4%	2.0%
Customized postage	—%	4.3%	—%	3.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Our revenue is derived primarily from five sources: (1) service and transaction related revenues from our mailing services, our multi-carrier shipping services, and our mailing and shipping integrations; (2) product revenue from the direct sale of consumables and supplies through our supplies stores; (3) package insurance revenue from our branded insurance offerings; (4) customized postage revenue from the sale of customized postage labels; and (5) other revenue, consisting of advertising revenue derived from advertising programs with our existing customers. Other revenue was not material to our consolidated financial statements in the three and six months ended June 30, 2021 and June 30, 2020.
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

In the case of monthly fees based on subscription plans, the Company recognizes a reduction of revenue in the period for which a waiver is granted or when a refund is processed, which is typically the same period in which the associated subscription revenue is recognized or, in the case of refunds, could be a later period. Waivers and refunds were not material to the consolidated financial statements in the three and six months ended June 30, 2021 or June 30, 2020, respectively.
Customers may purchase delivery services from carriers through our mailing and shipping solutions. When funds are transferred directly from customers to the carrier, these funds are not recognized as revenue. We also provide mailing and shipping services for which the cost of postage or delivery is included in the cost of the service and, therefore, is recognized as service revenue.
Service revenue decreased 3% to $181.8 million in the three months ended June 30, 2021 from $187.0 million in the three months ended June 30, 2020. Service revenue increased 11% to $360.8 million in the six months ended June 30, 2021 from $326.1 million in the six months ended June 30, 2020. The decrease in service revenue during the three months ended June 30, 2021 was driven by a net decrease in shipping volumes which we believe is due to the easing of shelter in place orders and work-from-home requirements compared to a year ago. The increase in service revenue during the six months ended June 30, 2021 was driven by the growth in our shipping business where we have the ability to better monetize shipping volume as compared to monthly flat rate subscription fees, a portion of which we believe is due to the impact of increased shipping volumes related to shelter in place and work-from-home orders, which impacted the second quarter of last year more than the first quarter of last year.

Product revenue decreased 30% to $4.8 million in the three months ended June 30, 2021 from $6.8 million in the three months ended June 30, 2020. Product revenue decreased 19% to $10.3 million in the six months ended June 30, 2021 from $12.8 million in the six months ended June 30, 2020. Product revenue is primarily driven by label sales, such as NetStamps, which are used for mailing. The decrease in product revenue in the three and six months ended June 30, 2021 was not material to the consolidated financial statements.

Insurance revenue increased 9% to $4.5 million in the three months ended June 30, 2021 from $4.1 million in the three months ended June 30, 2020. Insurance revenue increased 24% to $9.0 million in the six months ended June 30, 2021 from $7.3 million in the six months ended June 30, 2020. The increase in insurance revenue in the three and six months ended June 30, 2021 was not material to the consolidated financial statements.

There was no customized postage revenue in the three and six months ended June 30, 2021 due to the elimination of the program by the United States Postal Service effective June 16, 2020. The Company does not expect material customized postage revenue or cost of customized postage revenue after June 2020.

Cost of Revenue

The following table shows cost of revenues and cost of revenues as a percentage of associated revenue for the periods indicated (in thousands except percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues
Service	$41,187	$37,465	$82,562	$73,992
Product	1,472	2,411	3,320	4,149
Customized postage	—	7,885	—	10,000
Total cost of revenues	$42,659	$47,761	$85,882	$88,141
Cost as percentage of associated revenue
Service	22.7%	20.0%	22.9%	22.7%
Product	30.8%	35.3%	32.3%	32.5%
Customized postage	—%	89.4%	—%	84.1%
Total cost as a percentage of total revenues	22.3%	23.1%	22.6%	24.6%

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
Cost of service revenue increased 10% to $41.2 million in the three months ended June 30, 2021 from $37.5 million in the three months ended June 30, 2020. Cost of service revenue increased 12% to $82.6 million in the six months ended June 30, 2021 from $74.0 million in the six months ended June 30, 2020. The increase in cost of service revenue in the three and six months ended June 30, 2021 was primarily attributable to higher system operating and customer service costs to support our growing business.

Cost of service revenue as a percent of service revenue increased to 23% in the three months ended June 30, 2021 from 20% in the three months ended June 30, 2020. Cost of service revenue as a percent of service revenue was 23% in the six months ended June 30, 2021 and June 30, 2020. The increase in cost of service revenue as a percent of service revenue in the three months ended June 30, 2021 was due to the decrease in service revenue as described above.

Cost of product revenue decreased 39% to $1.5 million in the three months ended June 30, 2021 from $2.4 million in the three months ended June 30, 2020. Cost of product revenue as a percent of product revenue decreased 20% to $3.3 million in the six months ended June 30, 2021 from $4.1 million in the six months ended June 30, 2020. The decrease in cost of product revenue in the three and six months ended June 30, 2021 was not material to the consolidated financial statements.

Cost of product revenue as a percent of product revenue decreased to 31% in the three months ended June 30, 2021 from 35% in the three months ended June 30, 2020. Cost of product revenue as a percent of product revenue was 32% in the six months ended June 30, 2021 and June 30, 2020. The decrease in cost of product revenue as a percent of product revenue in the three months ended June 30, 2021 was not material to the consolidated financial statements.

For the three and six months ended June 30, 2021, we had no customized postage revenue and no cost of customized postage revenue for the reason described above.

Income (Loss) from Operations by Segment

The following table sets forth income (loss) from operations and the resulting percentage change by segment for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands, except percentage):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Segment income (loss) from operations
Stamps.com	$(31,390)	$62,901	(149.9)%	$13,092	$91,128	(85.6)%
Metapack	(2,603)	(1,715)	(51.8)%	(2,764)	(5,771)	52.1%
Total income from operations	$(33,993)	$61,186	(155.6)%	$10,328	$85,357	(87.9)%

Our Stamps.com segment income from operations decreased by 150% to a net operating loss of $31.4 million in the three months ended June 30, 2021 from operating income of $62.9 million in the three months ended June 30, 2020. Our Stamps.com segment income from operations decreased by 86% to $13.1 million in the six months ended June 30, 2021 from $91.1 million in the six months ended June 30, 2020. The decrease in our segment income from operations for the three and six months ended June 30, 2021 was primarily due to the $70 million net expense from legal settlements recorded in the three months ended June 30, 2021, as well as the 8% decrease in total revenue from the Stamps.com operating segment for the three months ended June 30, 2021, in addition to the following items described further in the preceding or following sections: (a) the increase in cost of service revenue primarily attributable to higher system operating and customer service costs to support our growing business; (b) the increase in discretionary and sales volume-based partner marketing spend; (c) the increase in research and development headcount-related expenses including stock-based compensation; and (d) the increase in sales and marketing headcount-related expenses including stock-based compensation.

Our Metapack segment loss from operations increased to $2.6 million in the three months ended June 30, 2021 from $1.7 million in the three months ended June 30, 2020. Our Metapack segment loss from operations decreased to $2.8 million in the six months ended June 30, 2021 from $5.8 million in the six months ended June 30, 2020. The increase in Metapack segment loss from operations in the three months ended June 30, 2021 was not material to the consolidated financial statements. The decrease in Metapack segment loss from operations in the six months ended June 30, 2021 was primarily due to the 8% increase in total revenue from the Metapack operating segment for the six months ended June 30, 2021.

Consolidated Operating Expenses

The following table outlines the components of our operating expense and their respective percentages of total revenues for the periods indicated (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Sales and marketing	$46,094	$41,884	$89,960	$78,888
Research and development	32,112	22,884	60,622	44,207
General and administrative	34,202	33,015	63,372	61,483
Legal settlements, net	70,000	—	70,000	—
Total operating expenses	$182,408	$97,783	$283,954	$184,578
Operating expenses as a percent of total revenues:
Sales and marketing	24.1%	20.3%	23.7%	22.0%
Research and development	16.8%	11.1%	15.9%	12.3%
General and administrative	17.9%	16.0%	16.7%	17.2%
Legal settlements, net	36.6%	—%	18.4%	—%
Total operating expenses as a percentage of total revenues	95.5%	47.3%	74.7%	51.5%

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
Sales and marketing expense increased 10% to $46.1 million in the three months ended June 30, 2021 from $41.9 million in the three months ended June 30, 2020. Sales and marketing expense increased 14% to $90.0 million in the six months ended June 30, 2021 from $78.9 million in the six months ended June 30, 2020. The increase during the three months ended June 30, 2021 was primarily attributable to a net increase in headcount-related expenses including stock-based compensation of $2.1 million, and an increase in discretionary and sales volume-based partner marketing spend of $1.0 million. The increase during the six months ended June 30, 2021 was primarily attributable to an increase in discretionary and sales volume-based partner marketing spend of $5.1 million and a net increase in headcount-related expenses including stock-based compensation of $4.7 million.

Sales and marketing expense as a percent of total revenue increased to 24% in the three months ended June 30, 2021 from 20% in the three months ended June 30, 2020. Sales and marketing expense as a percent of total revenue increased to 24% in the six months ended June 30, 2021 from 22% in the six months ended June 30, 2020. The increase in sales and marketing expense as a percent of total revenue for the three months ended June 30, 2021 was primarily attributable to decreased total revenue combined with increased sales and marketing expense. The increase in sales and marketing expense as a percent of total revenue for the six months ended June 30, 2021 was primarily attributable to a greater increase in sales and marketing expense than the increase in total revenue.

Research and Development

Research and development expense principally consists of compensation for personnel involved in the development of our services, depreciation of equipment and software, and expenditures for consulting services and third party software.

Research and development expense increased 40% to $32.1 million in the three months ended June 30, 2021 from $22.9 million in the three months ended June 30, 2020. Research and development expense increased 37% to $60.6 million in the six months ended June 30, 2021 from $44.2 million in the six months ended June 30, 2020. The increase during the three months ended June 30, 2021 was primarily attributable to a $4.9 million net increase in headcount-related expenses including stock-based compensation and an increase of $2.1 million of third party software expense. The increase during the six months ended June 30, 2021 was primarily attributable to an $8.8 million net increase in headcount-related expenses including stock-based compensation, an increase of $3.1 million in third party software expense, and an increase of $1.7 million of consulting expense. The increases in headcount-related expenses were incurred to support our expanded product offerings and technology infrastructure investments.

Research and development expense as a percent of total revenue increased to 17% in the three months ended June 30, 2021 from 11% in the three months ended June 30, 2020. Research and development expense as a percent of total revenue increased to 16% in the six months ended June 30, 2021 from 12% in the six months ended June 30, 2020. The increase in research and development expense as a percent of total revenue for the three months ended June 30, 2021 was primarily due to decreased total revenue combined with increased research and development expense. The increase in research and development expense as a percent of total revenue for the six months ended June 30, 2021 was primarily attributable to a greater increase in research and development expense than the increase in total revenue.

General and Administrative

General and administrative expense principally consists of compensation and related costs for executive and administrative personnel; fees for legal and other professional services; depreciation of equipment, software, and building used for general corporate purposes; and amortization of intangible assets.
General and administrative expense increased 4% to $34.2 million in the three months ended June 30, 2021 from $33.0 million in the three months ended June 30, 2020. General and administrative expense increased 3% to $63.4 million in the six months ended June 30, 2021 from $61.5 million in the six months ended June 30, 2020. The increases during the three and six months ended June 30, 2021 were attributable to a net increase in various operating expenses.

General and administrative expense as a percent of total revenue increased to 18% in the three months ended June 30, 2021 from 16% in the three months ended June 30, 2020. General and administrative expense as a percent of total revenue was 17% in the six months ended June 30, 2021 and June 30, 2020. The increase in general and administrative expense as a percent of total revenue for the three months ended June 30, 2021 was primarily attributable to decreased total revenue combined with increased general and administrative expense.

Legal Settlements, net
The Company accrued an estimated $70 million of net expense from legal settlements based on currently available information related to expected insurance recoveries and legal costs, and assuming the settlements are finalized and obtain final approval from the respective Courts for the Securities Class Action and Derivative Actions described above. The estimated range of total reasonably possible net loss from legal settlements and related expenses is approximately $66 million to $77 million. See Note 2 — “Commitments and Contingencies” in our Notes to Consolidated Financial Statements for further discussion.
Foreign Currency Exchange Gain (Loss), Net
Foreign currency transaction gains and losses are included in foreign currency exchange gain (loss), net. The foreign currency exchange gain, net of $122,000 and $33,000 in the three and six months ended June 30, 2021, respectively, were not material to the consolidated financial statements.
Interest Income and Other Income

Interest income and other income primarily consists of interest income from cash and cash equivalents. Interest income and other income increased to $21,000 in the three months ended June 30, 2021 from $6,000 in the three months ended June 30, 2020. Interest income and other income increased to $49,000 in the six months ended June 30, 2021 from $32,000 in the six months ended June 30, 2020. Interest and other income is not material to the consolidated financial statements.

Interest Expense

Through June 30, 2020, interest expense consists of interest expense from the debt under our credit facility dated November 18, 2015 and the associated accretion of debt issuance costs. During the second quarter of 2020, the Company repaid the existing debt. See Note 12 - "Debt" in our Notes to Consolidated Financial Statements and Liquidity and Capital Resources below for further description. Thus, interest expense decreased to $95,000 and $190,000 in the three and six months ended June 30, 2021, respectively, from $456,000 and $923,000 in the three and six months ended June 30, 2020, respectively, as it reflects only accretion of creditor and third-party fees associated with the Amended and Restated Credit Agreement

Provision for Income Taxes

Our income tax benefit was $8.2 million during the three months ended June 30, 2021 and income tax expense was $1.7 million during the six months ended June 30, 2021. Our income tax expense was $9.0 million and $16.1 million for the three and six months ended June 30, 2020, respectively. Income taxes expected at the US federal statutory income tax rate of 21 percent differ from the reported income tax benefit and expense primarily as a result of permanent tax adjustments for non-deductible expenses, state taxes, tax benefits from research and development tax credits, exercises of stock-based awards, and the discrete benefit attributable to the legal settlements.

See Note 6 — “Income Taxes” in our Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Changes in cash and cash equivalents for the six months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$165,023	$124,004	$41,019
Net cash used in investing activities	(7,290)	(2,347)	(4,943)
Net cash provided by (used in) financing activities	(49,180)	(2,747)	(46,433)
Effect of exchange rate changes	(144)	(164)	20
Net increase (decrease) in cash and cash equivalents	$108,409	$118,746	$(10,337)

As of June 30, 2021 and December 31, 2020, we had $552.0 million and $443.6 million, respectively, primarily in cash and cash equivalents.

Net cash provided by operating activities was approximately $165.0 million and $124.0 million during the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in net cash provided by operating activities was primarily attributable to the following changes in the consolidated statement of cash flows line items: a $96.9 million increase in cash flows from accounts payable and other current liabilities and a $34.1 million increase in cash flows from other assets; offset by a $59.7 million decrease in net income, a $9.9 million decrease in cash flows from accounts receivable, net, a $9.5 million decrease in cash flows from current income taxes, and a $7.3 million decrease in cash flows from an increase in other current assets.

Net cash used in investing activities was approximately $7.3 million and $2.3 million during the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in net cash used in investing activities was primarily attributable to the increase in purchases of property and equipment.

Net cash used in financing activities was approximately $49.2 million and $2.7 million during the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in net cash used in financing activities was primarily due to a $51.0 million increase in common stock repurchases, a $29.1 million decrease in net proceeds from short-term financing obligations, an $18.0 million decrease in net proceeds from exercise of stock options, partially offset by the $50.5 million decrease in term loan principal payments, including the optional prepayment of the remaining debt balance in the three months ended June 30, 2020.

Significant contractual obligations as of June 30, 2021 were as follows (in thousands):

Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations (1)	$—	$—	$—	$—	$—
Estimated Interest on Debt Obligations (1)	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (2)	78,291	4,404	17,651	14,156	42,080
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$78,291	$4,404	$17,651	$14,156	$42,080
(1) The Company has no outstanding debt obligations as of June 30, 2021. See additional details described below.
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

Business Outlook

Due to the pending transaction described above, the Company will not provide a business outlook in this Report.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Borrowings under our Amended and Restated Credit Agreement bear interest, at our option, at the base rate, as defined, plus an applicable margin or a London Interbank Offered Rate (LIBOR) plus an applicable margin, in each case such margin will be between 1.25% and 3.00% and is determined by certain financial measures. There were no amounts drawn on the revolving credit facility as of June 30, 2021. See Note 12 - "Debt" in our Notes to Consolidated Financial Statements for further description.
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
Our cash equivalents consist of money market securities and had a weighted average maturity of 1 day and a weighted average interest rate of 0.02% at June 30, 2021. The aggregate value of our cash and cash equivalents was $552.0 million at June 30, 2021. Interest rate fluctuations impact the carrying value of the portfolio. The fair value of our portfolio of marketable securities would not be significantly affected by either a 10% increase or decrease in the rates of interest due primarily to the short-term nature of the portfolio. We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations, or liquidity.

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

Changes in Internal Controls

During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 2 - "Commitments and Contingencies" of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are not aware of any material changes to the risk factors included in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021, except as follows.

Failure to complete, or delays in consummating, the pending Merger with Thoma Bravo could materially and adversely affect our results of operations and our stock price.

A number of the conditions to the consummation of the pending Merger are not within our control, and difficulties in satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the pending Merger, including without limitation the conditions that the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the Austrian Cartel Act 2005, have each expired or been terminated or declaratory clearance confirmation has been received from the competent authorities. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the Merger to be consummated include, but are not limited to, the following:

•We would not realize any or all of the potential benefits of the acquisition by Thoma Bravo;
•With limited exceptions, we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•The trading price per share of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•The attention of our management may have been diverted to the acquisition by Thoma Bravo and insufficient attention paid to other important actual or potential business matters;
•We could be subject to litigation related to any failure to complete the Merger;
•The potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and
•Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.
The occurrence of any of these events individually or in combination could materially and adversely affect our financial condition and results of operations and the price per share of our common stock.

Uncertainty about the pending Merger may adversely affect relationships with our customers, suppliers, and employees, whether or not the Merger is completed.

In response to the announcement of the pending Merger, our existing or prospective customers or suppliers may:

•Delay, defer, or cease purchasing products or services from, or providing products or services to, us;
•Delay or defer other decisions concerning us; or
•Otherwise seek to change the terms on which they do business with us.

Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company.

In addition, as a result of the pending Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain following the completion of the Merger.

Losses of customers, employees or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason.

Our executive officers and directors may have interests in the pending Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the pending Merger that are different from, or are in addition to, those of stockholders generally. These interests include stock options, both vested and unvested, and for certain executive officers, executive agreements providing for severance payments and benefits following a change in control of Stamps.com.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, in consideration of the agreements made by the parties in the Merger Agreement, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

Until the earlier of the Effective Time and the termination of the Merger Agreement, the Merger Agreement restricts us from taking specified actions without the consent of an affiliate of Thoma Bravo, and requires us to generally operate in the ordinary course of business consistent with past practices. These restrictions may prevent us from making appropriate changes to our businesses, retaining our workforce, paying dividends or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Restrictions of the Merger Agreement may prevent us from capitalizing on opportunities and/or taking actions necessary to avoid impairment of our business, either of which could have an adverse effect on our business, results and prospects.

Lawsuits may be filed against us and the members of our board of directors arising out of our acquisition by Thoma Bravo, which may delay or prevent the proposed transaction.

Lawsuits that may be filed against us, our board of directors, or Thoma Bravo could delay or prevent our acquisition by Thoma Bravo, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Each of the parties may terminate the Merger Agreement if the Closing has not occurred by the outside date specified in the Merger Agreement.

While each party has agreed to use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law to consummate the transactions, including the Merger, with limited exceptions each party has the right to terminate the Merger Agreement if the closing of the Merger has not occurred by January 8, 2022, or such later date as may be mutually agreed by Parent and Stamps.com. Accordingly, delay in consummating the Merger could adversely affect the likelihood that the Merger can be completed and the price per share of our stock could fall.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to an affiliate of Thoma Bravo. These costs could require us to use available cash that would have otherwise been available for other uses.

If the proposed Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $199 million to Thoma Bravo (and in other circumstances such fee could be $99.5 million). If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in 000's)
April 1, 2021 - April 30, 2021	56,028	$205.05	56,028	$73,000
May 1, 2021 - May 31, 2021	88,058	$181.57	88,058	$53,000
June 1, 2021 - June 30, 2021	73,349	$197.56	73,349	$31,000

On August 3, 2020, our Board of Directors approved termination of the previous share repurchase program ahead of schedule and approved a new share repurchase program that took effect on August 11, 2020, following such termination. The new program authorized us to purchase up to $40 million of stock over approximately six months following its effective date. On February 11, 2021, our Board of Directors approved a new share repurchase program, which became effective February 22, 2021, that authorized the Company to repurchase up to $60 million of stock over approximately six months following its effective date. On February 26, 2021, our Board of Directors amended the share repurchase program then in effect to increase the maximum aggregate dollar amount of shares that may be repurchased through its expiration in August 2021 from $60 million to $120 million. On July 29, 2021, our Board of Directors approved termination of the current plan, effective August 6, 2021, at which time we expect to have repurchased an aggregate of $74 million of stock thereunder.
From time to time we withhold shares of our stock to satisfy income tax obligations related to performance-based or restricted equity awards. Such shares are not reflected in the table above. However, such shares, if any, would be described in Note 1 - "Summary of Significant Accounting Policies-Treasury Stock" in our Notes to Consolidated Financial Statements included elsewhere in this filing.
We have no current authorization for a stock repurchase plan and any such repurchases would generally require consent from Thoma Bravo under the Merger Agreement. If our Board of Directors authorized a new repurchase plan and Thoma Bravo consented, we would consider repurchasing stock in the future by evaluating such factors as the price of the stock, the daily trading volume and the availability of large blocks of stock and any additional constraints related to material inside information we may possess. Our repurchase of any of our shares will be subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations and the rules of The NASDAQ Stock Market, as well as restrictions under our Amended and Restated Credit Agreement and under the Merger Agreement with Thoma Bravo. Repurchases may be made in the open market, or in privately negotiated transactions from time to time at our discretion. We have no commitment to make any repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

2.1	Agreement and Plan of Merger, dated as of July 8, 2021, by and among the Company, Stream Parent, LLC and Stream Merger Sub, Inc. ** (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 9, 2021 (File No. 000-26427)

*	Furnished, not filed.
**	Schedules omitted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMPS.COM INC.
(Registrant)

Date: August 6, 2021	By:	/s/ KEN MCBRIDE
Ken McBride
Chairman and Chief Executive Officer

Date: August 6, 2021	By:	/s/ JEFF CARBERRY
Jeff Carberry
Chief Financial Officer